Form 10-Q
period 2018-03-07
WILEY JOHN & SONS, INC.
filed 2018-03-07
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 31, 2018

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
YES [ ] NO [X]
The number of shares outstanding of each of the Registrant's classes of Common Stock as of February 28, 2018 were:
Class A, par value $1.00 – 48,259,778
Class B, par value $1.00 – 9,156,993

JOHN WILEY & SONS, INC.

Cautionary Notice Regarding Forward-Looking Statements "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:
This report contains "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as "anticipates," "believes," "plan," "assumes," "could," "should," "estimates," "expects," "intends," "potential," "seek," "predict," "may," "will" and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding the Company's fiscal year 2018 outlook, operations, performance, and financial condition.  Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements.  Any such forward-looking statements are based upon a number of assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment in new technologies and products; (ii) subscriber renewal rates for the Company's journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the seasonal nature of the Company's educational business and the impact of the used-book market; (vii) worldwide economic and political conditions; (viii) the Company's ability to protect its copyrights and other intellectual property worldwide; (ix) the ability of the Company to successfully integrate acquired operations and realize expected opportunities and (x) other factors detailed from time to time in the Company's filings with the SEC. The Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.
Please refer to Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Non-GAAP Financial Measures:
We present financial information that conforms to Generally Accepted Accounting Principles in the United States of America ("U.S. GAAP"). We also present financial information that does not conform to U.S. GAAP, which we refer to as non-GAAP.
In this report, we may present the following non-GAAP performance measures:
·        Adjusted Earnings Per Share "(Adjusted EPS)";
·        Free Cash Flow less product development spending;
·        Adjusted Operating Income and margin;
·        Adjusted Contribution to Profit and margin; and
·        Results on a constant currency basis.
Management uses these non-GAAP performance measures as supplemental indicators of our operating performance and financial position as well for internal reporting and forecasting purposes, when publicly providing its outlook, to evaluate the Company's performance and to evaluate and calculate incentive compensation. The Company presents these non-GAAP performance measures in addition to U.S. GAAP financial results because it believes that these non-GAAP performance measures provide useful information to certain investors and financial analysts for operational trends and comparisons across accounting periods. The use of these non-GAAP performance measures provides a consistent basis to evaluate operating profitability and performance trends by excluding items that we do not consider to be controllable activities for this purpose.

For example:
•
Adjusted EPS, Adjusted Operating Profit, Adjusted Contribution to Profit provide a more comparable basis to analyze operating results and earnings and are measures commonly used by shareholders to measure our performance.

•
Free Cash Flow less product development spending helps assess our ability, over the long term, to create value for our shareholders as it represents cash available to repay debt, pay common dividends and fund share repurchases and new acquisitions.

•
Results on a constant currency basis removes distortion from the effects of foreign currency movements to provide better comparability of our business trends from period to period. We measure our performance before the impact of foreign currency (or at "constant currency"), which means that we apply the same foreign currency exchange rates for the current and equivalent prior period.

In addition, the Company has historically provided these or similar non-GAAP performance measures and understands that some investors and financial analysts find this information helpful in analyzing the Company's operating margins, and net income and comparing the Company's financial performance to that of its peer companies and competitors. Based on interactions with investors, we also believe that our non-GAAP performance measures are regarded as useful to our investors as supplemental to our U.S. GAAP financial results, and that there is no confusion regarding the adjustments or our operating performance to our investors due to the comprehensive nature of our disclosures. We have not provided our 2018 outlook for the most directly comparable U.S. GAAP financial measures, as they are not available without unreasonable effort due to the high variability, complexity, and low visibility with respect to certain items, including restructuring charges and credits, gains and losses on foreign currency, and other gains and losses. These items are uncertain, depend on various factors, and could be material to our results computed in accordance with U.S. GAAP.
Non-GAAP performance measures do not have standardized meanings prescribed by U.S. GAAP and therefore may not be comparable to the calculation of similar measures used by other companies, and should not be viewed as alternatives to measures of financial results under U.S. GAAP. The adjusted metrics have limitations as analytical tools and should not be considered in isolation from or as a substitute for U.S. GAAP information. It does not purport to represent any similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Non-U.S. GAAP financial metrics that we present may not be comparable with similarly titled measures used by others. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands)

	January 31,	April 30,
	2018	2017
	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$128,217	$58,516
Accounts receivable, net	239,637	188,679
Inventories, net	43,800	47,852
Prepaid and other current assets	64,001	64,688
Total Current Assets	475,655	359,735

Product Development Assets	85,028	80,385
Royalty Advances	37,177	28,320
Technology, Property & Equipment, net	273,634	243,058
Intangible Assets, net	868,631	828,099
Goodwill	1,028,395	982,101
Other Non-Current Assets	90,325	84,519
Total Assets	$2,858,845	$2,606,217

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	204,606	139,206
Deferred revenue	409,011	436,235
Accrued employment costs	99,317	98,185
Accrued income taxes	18,726	22,222
Accrued pension liability	5,875	5,776
Other accrued liabilities	95,479	86,232
Total Current Liabilities	833,014	787,856

Long-Term Debt	428,200	365,000
Accrued Pension Liability	210,639	214,597
Deferred Income Tax Liabilities	140,395	160,491
Other Long-Term Liabilities	78,271	75,136
Total Liabilities	1,690,519	1,603,080

Shareholders' Equity
Class A Common Stock, $1 par value: Authorized-180 million
Issued – 70,107,103 and 70,086,003 as of January 31, 2018 and April 30, 2017, respectively	70,107	70,086
Class B Common Stock, $1 par value: Authorized-72 million
Issued – 13,074,567 and 13,095,667 as of January 31, 2018 and April 30, 2017, respectively	13,075	13,096
Additional paid-in-capital	405,967	387,896
Retained earnings	1,798,446	1,715,423
Accumulated other comprehensive loss	(433,178)	(507,287)
Treasury stock (Class A – 21,875,409 and 22,096,970 as of January 31, 2018 and April 30, 2017, respectively;
Class B – 3,917,574 and 3,917,574 as of January 31, 2018 and April 30, 2017, respectively)	(686,091)	(676,077)
Total Shareholders' Equity	1,168,326	1,003,137
Total Liabilities & Shareholders' Equity	$2,858,845	$2,606,217

See accompanying notes to the unaudited condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	Three Months		Nine Months
	Ended January 31,		Ended January 31,
	2018	2017	2018	2017

Revenue	$455,675	$436,456	$1,318,850	$1,266,329

Costs and Expenses
Cost of sales	125,127	116,405	359,780	341,457
Operating and administrative expenses	248,746	247,278	731,872	729,775
Restructuring and related charges	2,208	9,118	26,531	15,045
Amortization of intangibles	12,163	12,495	35,965	37,321
Total Costs and Expenses	388,244	385,296	1,154,148	1,123,598

Operating Income	67,431	51,160	164,702	142,731

Interest Expense	(3,295)	(4,931)	(10,023)	(13,362)
Foreign Exchange Transaction (Losses) Gains	(6,032)	2,118	(11,584)	1,979
Interest Income and Other	163	637	744	1,365

Income Before Taxes	58,267	48,984	143,839	132,713
(Benefit) Provision for Income Taxes	(10,575)	1,565	5,713	65,745

Net Income	$68,842	$47,419	$138,126	$66,968

Earnings Per Share
Diluted	$1.19	$0.82	$2.39	$1.15
Basic	$1.21	$0.83	$2.42	$1.17

Cash Dividends Per Share
Class A Common	$0.32	$0.31	$0.96	$0.93
Class B Common	$0.32	$0.31	$0.96	$0.93

Weighted Average Shares Outstanding
Diluted	57,871	58,012	57,736	58,181
Basic	57,035	57,224	56,979	57,405

See accompanying notes to the unaudited condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED
(In thousands)

	Three Months		Nine Months
	Ended January 31,		Ended January 31,
	2018	2017	2018	2017

Net Income	$68,842	$$47,419	$138,126	$$66,968

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	51,401	7,783	84,442	(62,681)
Unamortized retirement costs, net of tax (benefit) provision of $(2,377), $(444), $(3,085) and $11,012, respectively	(8,587)	(1,765)	(11,113)	29,390
Unrealized gain on interest rate swaps, net of tax provision of $450, $1,357, $478 and $1,569, respectively	734	2,214	780	2,560
Total Other Comprehensive Income (Loss)	43,548	8,232	74,109	(30,731)

Comprehensive Income	$112,390	$$55,651	$212,235	$$36,237

See accompanying notes to the unaudited condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	Nine Months
	Ended January 31,
	2018	2017
Operating Activities
Net income	$138,126	$66,968
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	35,965	37,321
Amortization of product development assets	30,314	29,502
Depreciation of technology, property and equipment	48,471	50,520
Restructuring charges	26,531	15,045
Restructuring payments	(26,345)	(15,740)
Deferred income tax benefit on UK rate change	-	(2,575)
Unfavorable tax decision	-	47,531
One-time pension settlement	-	8,842
Stock-based compensation expense	6,510	10,187
Excess tax benefit from stock based compensation	-	(227)
Royalty advances	(89,366)	(79,804)
Earned royalty advances	81,976	77,554
Other non-cash charges	(1,376)	26,096
Change in deferred revenue	(56,265)	(7,733)
Net change in operating assets and liabilities	(4,419)	(34,335)
Net Cash Provided by Operating Activities	190,122	229,152
Investing Activities
Product development spending	(30,426)	(31,904)
Additions to technology, property and equipment	(78,958)	(77,722)
Acquisitions, net of cash acquired	(25,227)	(152,110)
Net Cash Used for Investing Activities	(134,611)	(261,736)
Financing Activities
Repayments of long-term debt	(238,951)	(340,207)
Borrowings of long-term debt	305,754	600,900
Change in book overdrafts	(8,884)	(8,866)
Cash dividends	(55,093)	(53,638)
Purchase of treasury stock	(29,257)	(35,362)
Proceeds from exercise of stock options and other	30,606	16,444
Excess tax benefit from stock based compensation	-	227
Net Cash Provided by Financing Activities	4,175	179,498
Effects of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	10,015	(28,399)
Cash and Cash Equivalents
Increase for the Period	69,701	118,515
Balance at Beginning of Period	58,516	363,806
Balance at End of Period	$128,217	$482,321
Cash Paid During the Period for:
Interest	$10,766	$9,900
Income taxes, net of refunds	$39,655	$22,491

See the accompanying notes to the unaudited condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation
Throughout this report, when we refer to "Wiley," the "Company," "we," "our," or "us," we are referring to John Wiley & Sons, Inc. and all of our subsidiaries, except where the context indicates otherwise.
Our unaudited Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Condensed Consolidated Financial Condition, Results of Operations, Comprehensive Income and Cash Flows for the periods presented. Operating results for the interim period are not necessarily indicative of the results expected for the full year. All amounts are in thousands, except per share amounts, and approximate due to rounding.  These financial statements should be read in conjunction with the most recent audited financial statements included in the Company's Form 10-K for the fiscal year ended April 30, 2017 as filed with the U.S. Securities and Exchange Commission ("SEC") on June 29, 2017 ("2017 Form 10-K").
Our Condensed Consolidated Financial Statements were prepared in accordance with the interim reporting requirements of the SEC. As permitted under those rules, annual footnotes or other financial information that are normally required by Generally Accepted Accounting Principles in the United States of America ("U.S. GAAP") have been condensed or omitted. The preparation of the Company's Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year's presentation.

2.	Recent Accounting Standards
Recently Adopted Accounting Standards
Effective April 30, 2017, the Company adopted Accounting Standard Update ("ASU") 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company elected to adopt this standard prospectively and thus prior period balances were not adjusted.  As of April 30, 2017, there were $0.8 million of current deferred tax assets reported within Prepaid and Other Current Assets in the Condensed Consolidated Statements of Financial Position.
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09 "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", which simplifies the accounting for share-based payment transactions, including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance also allows an entity to make an accounting policy election to account for forfeitures when they occur or to estimate the number of awards that are expected to vest with a subsequent true up to actual forfeitures (current U.S. GAAP).  The Company adopted ASU 2016-09 on a prospective basis on May 1, 2017.  As a result of the adoption:
•
Excess income tax benefits and deficiencies from stock-based compensation are now recognized as a discrete item within the Provision for Income Taxes in the Condensed Consolidated Statements of Income, rather than Additional Paid-In-Capital in the Condensed Consolidated Statements of Financial Position, and amounted to $0.6 million for the nine months ended January 31, 2018.

•
Excess income tax benefits and deficiencies are no longer considered when applying the treasury stock method for computing diluted shares outstanding, which resulted in an increase in diluted shares outstanding of less than 0.1 million.

•
Excess income tax benefits and deficiencies are now classified as an Operating Activity in the Condensed Consolidated Statements of Cash Flows. There were no excess tax benefits recorded in operating activities for the nine months ended January 31, 2018, while $0.2 million were recorded in Financing Activities for the nine months ended January 31, 2017.

•	The Company has elected to continue estimating expected forfeitures in determining stock compensation expense each period.
Recently Issued Accounting Standards
In February 2018, the FASB issued ASU 2018-02 "Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  The standard is effective for the Company on May 1, 2019 and interim periods within that fiscal year, with early adoption permitted. The Company is currently assessing the impact the new guidance will have on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", to simplify and improve the application and financial reporting of hedge accounting. The guidance eases the requirements for measuring and reporting hedge ineffectiveness, and clarifies that changes in the fair value of hedging instruments for cash flow, net investment, and fair value hedges should be reflected in the same income statement line item as the earnings effect of the hedged item. The guidance also permits entities to designate specific components in cash flow and interest rate hedges as the hedged risk, instead of using total cash flows. The standard is effective for the Company on May 1, 2019, with early adoption permitted. The Company is currently assessing the impact the new guidance will have on its consolidated financial statements.
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
In March 2017, the FASB issued ASU 2017-07 "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The guidance requires that the service cost component of net pension and postretirement benefit costs be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period, while the other components of net benefit costs must be reported separately from the service cost component and below operating income. The guidance also allows only the service cost component to be eligible for capitalization when applicable. The standard is effective for the Company on May 1, 2018, with early adoption permitted. The new guidance must be applied retrospectively for the presentation of net benefit costs in the income statement and prospectively for the capitalization of the service cost component of net benefit costs. Although the Company does not expect the standard to have an impact on its consolidated net income, the Company's net pension and postretirement costs for the three and nine months ended January 31, 2018 include approximately $2.1 million and $5.9 million of net benefits that will be reclassified from operating income to a line item below operating income upon adoption. The Company's net pension and retirement costs for three and nine months ended January 31, 2017 include $0.8 million and $2.5 million of net benefits that will be reclassified from operating income to a line item below operating income upon adoption.

In January 2017, the FASB issued ASU 2017-04 "Intangibles – Goodwill and Other (Topic 350): "Simplifying the Test for Goodwill Impairment", which simplifies the measurement of a potential goodwill impairment charge by eliminating the requirement to calculate an implied fair value of the goodwill based on the fair value of a reporting unit's other assets and liabilities. The new guidance eliminates the implied fair value method and instead measures a potential impairment charge based on the excess of a reporting unit's carrying value compared to its fair value. The impairment charge cannot exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for the Company on May 1, 2020, with early adoption permitted. Based on the Company's most recent annual goodwill impairment test completed in fiscal year 2018, the Company expects no initial impact on adoption.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires that entities include restricted cash and restricted cash equivalents with cash and cash equivalents in the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. The standard is effective for the Company on May 1, 2018, including interim reporting periods within those fiscal years. Early adoption, including adoption in interim periods, is permitted for all entities. Retrospective transition method is to be applied to each period presented. The Company is currently assessing the impact the new guidance will have on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16 "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory", which simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The new guidance states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this Standard eliminate the exception for an intra-entity transfer of an asset other than inventory. The standard is effective for the Company on May 1, 2018, with early adoption permitted. The Company expects no initial impact on adoption.
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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments". ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. ASU 2016-13 is effective for the Company on May 1, 2020, including interim periods within those fiscal periods, with early adoption permitted. The Company is currently assessing the impact the new guidance will have on its consolidated financial statements.

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
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities".  ASU 2016-01 requires equity investments except those under the equity method of accounting to be measured at fair value with the changes in fair value recognized in net income.  The amendment simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. In addition, it also requires enhanced disclosures about investments.  The amendments in ASU 2016-01 are effective for the Company on May 1, 2018, including interim periods within those fiscal years. Early application for certain provisions is allowed but early adoption of the amendments is not permitted.  An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact the new guidance will have on its consolidated financial statements.
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
The Company is utilizing a comprehensive approach to assess the impact of the standard on its contract portfolio by reviewing its current accounting policies and practices to identify potential differences that would result from applying the new standard to its revenue contracts. While this evaluation is ongoing, we currently do not anticipate the impact of the implementation of this standard to be material to our consolidated financial position or results of operations. We currently expect the most significant accounting changes will relate to the following:
•
Perpetual access licenses – Currently, we recognize revenue for perpetual licenses granted in connection with other deliverables over the life of the associated subscription for future content.  Under the new standard it will require us to recognize the revenue allocated to the perpetual access at a point in time, which is at the time when access is granted.

•
Customers' Unexercised Rights – Currently, we recognize revenue at the end of a pre-determined period for situations where we have received a nonrefundable payment for a customer to receive a good or service and the customer has not exercised such right, referred to as breakage revenue.  Under ASU 2014-09, we will now recognize such breakage amounts as revenue in proportion to the pattern of rights exercised by the customer.

We have elected to apply the modified retrospective approach to adopting the new revenue standards where we recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings based on contracts open at the date of adoption. The Company is also in the process of reviewing its current systems, internal controls and processes, and evaluating and making any necessary changes to support the implementation of the new revenue standard.

3.	Stock-Based Compensation
The Company has stock-based compensation plans under which employees may be granted performance-based stock awards and other restricted stock awards.  Prior to fiscal year 2017, the Company also granted options to purchase shares of Company common stock at the fair market value at the time of grant. The Company recognizes the grant date fair value of stock-based compensation in net income on a straight-line basis, net of estimated forfeitures over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended January 31, 2018 and 2017, the Company recognized stock-based compensation expense, on a pre-tax basis, of $4.0 million and $5.3 million, respectively.  For the nine months ended January 31, 2018 and 2017, the Company recognized stock-based compensation expense, on a pre-tax basis of $6.5 million and $10.2 million, respectively.
The following table summarizes restricted stock awards granted by the Company:
	Nine Months Ended January 31,
	2018	2017
Restricted Stock:
Awards granted	528	509
Weighted average fair value of grant	$53.27	$50.56
For the nine months ended January 31, 2018 and 2017, the Company did not grant stock option awards.
President and CEO New Hire Equity Awards
On October 17, 2017, the Company announced Brian A. Napack as the new President and Chief Executive Officer of the Company effective December 4, 2017 (the "Commencement Date").  Upon the Commencement Date, Mr. Napack also became a member of the Company's Board of Directors (the "Board").  In connection with his appointment, the Company and Mr. Napack entered into an employment offer letter (the "Employment Letter").
The Employment Letter provides that beginning with the fiscal year 2018-2020 performance cycle, eligibility to participate in annual grants under the Company's Executive Long-Term Incentive Program (ELTIP). Targeted long-term incentive for this cycle is equal to 300% of base salary, or $2.7 million. Sixty percent of the ELTIP value will be delivered in the form of target performance share units and forty percent in restricted share units. The grant date fair value for restricted share units was $59.15 per share and included 20,611 restricted share units which vest 25% each year starting on April 30, 2018 to April 30, 2021.  In addition, there was a performance share unit award with a target of 30,916 units and a grant date fair value of $59.15.  The performance metrics are based on cumulative EBITDA for fiscal year 2018-2020 and cumulative normalized free cash flow for fiscal year 2018-2020.
In addition, the Employment Letter provides for a sign-on grant of restricted share units, with a grant value of $4.0 million, converted to shares using the Company's Class A closing stock price as of the Commencement Date, and vesting in two equal installments on the first and second anniversaries of the employment date. The grant date fair value for this award was $59.15 per share and included 67,625 units at the date of grant.  Grants are subject to forfeiture in the case of voluntary termination prior to vesting and accelerated vesting in the case of earlier termination of employment without Cause, due to death or Disability or Constructive Discharge, or upon a Change in Control (as such terms are defined in the Employment Letter).

The awards are described in further detail in Mr. Napack's Employment Letter filed with the SEC as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 17, 2017.
4.     Accumulated Other Comprehensive Loss
Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three and nine months ended January 31, 2018 and 2017 were as follows:
	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at October 31, 2017	$(286,171)	$(193,028)	$2,473	$(476,726)
Other comprehensive income (loss) before reclassifications	51,401	(9,686)	509	42,224
Amounts reclassified from accumulated other comprehensive loss	-	1,099	225	1,324
Total other comprehensive income (loss)	51,401	(8,587)	734	43,548
Balance at January 31, 2018	$(234,770)	$(201,615)	$3,207	$(433,178)

Balance at April 30, 2017	$(319,212)	$(190,502)	$2,427	$(507,287)
Other comprehensive income (loss) before reclassifications	84,442	(14,376)	315	70,381
Amounts reclassified from accumulated other comprehensive loss	-	3,263	465	3,728
Total other comprehensive income (loss)	84,442	(11,113)	780	74,109
Balance at January 31, 2018	$(234,770)	$(201,615)	$3,207	$(433,178)

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at October 31, 2016	$(338,384)	$(148,250)	$(15)	$(486,649)
Other comprehensive income (loss) before reclassifications	7,783	(2,603)	2,284	7,464
Amounts reclassified from accumulated other comprehensive loss	-	838	(70)	768
Total other comprehensive income (loss)	7,783	(1,765)	2,214	8,232
Balance at January 31, 2017	$(330,601)	$(150,015)	$2,199	$(478,417)

Balance at April 30, 2016	$(267,920)	$(179,405)	$(361)	$(447,686)
Other comprehensive (loss) income before reclassifications	(62,681)	22,891	2,381	(37,409)
Amounts reclassified from accumulated other comprehensive loss	-	6,499	179	6,678
Total other comprehensive (loss) income	(62,681)	29,390	2,560	(30,731)
Balance at January 31, 2017	$(330,601)	$(150,015)	$2,199	$(478,417)
During the three months ended January 31, 2018 and 2017, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $1.5 million and $1.2 million, respectively, were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses in the Condensed Consolidated Statements of Income. During the nine months ended January 31, 2018 and 2017, pre-tax actuarial losses of approximately $4.4 million and $9.9 million, respectively, were amortized.

5.     Reconciliation of Weighted Average Shares Outstanding and Share Repurchases
A reconciliation of the shares used in the computation of earnings per share follows:
	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017

Weighted average shares outstanding	57,170	57,434	57,123	57,624
Less: Unvested restricted shares	(135)	(210)	(144)	(219)
Shares used for basic earnings per share	57,035	57,224	56,979	57,405
Dilutive effect of stock options and other stock awards	836	788	757	776
Shares used for diluted earnings per share	57,871	58,012	57,736	58,181
Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 0.3 million shares of Class A Common Stock have been excluded for the nine months ended January 31, 2018 and 2017, respectively. There were no options excluded for the three months ended January 31, 2018 and 0.3 million options were excluded for the three months ended January 31, 2017.
In addition, for the nine months ended January 31, 2018 and 2017, less than 0.1 million unvested restricted shares have been excluded as their inclusion would have been antidilutive, respectively. There were no unvested restricted shares excluded for the three months ended January 31, 2018 and 0.1 million unvested restricted shares were excluded for the three months ended January 31, 2017.
During the three months ended January 31, 2018, the Company did not repurchase any shares of common stock. During the three months ended January 31, 2017, the Company repurchased 0.3 million shares of common stock at an average price of $55.14. During the nine months ended January 31, 2018 and 2017, the Company repurchased 0.6 million and 0.7 million shares of common stock at an average price of $53.12 and $52.74, respectively.

6.     Acquisitions
On September 30, 2016, the Company acquired the net assets of Atypon Systems, Inc. ("Atypon"), a Silicon Valley-based publishing-software company, for approximately $121 million in cash, net of cash acquired. The Company finalized its purchase accounting for Atypon on July 31, 2017. Atypon's revenue and operating loss included in the Company's results for the three months ended January 31, 2018 were $8.3 million and $0.8 million, respectively. Atypon's revenue and operating loss included in the Company's results for the nine months ended January 31, 2018 were $24.6 million and $1.8 million, respectively. Atypon's revenue and operating loss included in the Company's results for the three months ended January 31, 2017 were $8.0 million and $1.5 million, respectively. Atypon's revenue and operating loss included in the Company's results for the nine months ended January 31, 2017 were $10.4 million and $2.0 million, respectively.

7.     Restructuring Charges
Beginning in fiscal year 2013, the Company initiated a program (the "Restructuring and Reinvestment Program") to restructure and realign its cost base with current and anticipated future market conditions. The Company is targeting most of the cost savings achieved to improve margins and earnings, with the remainder reinvested in growth opportunities.
The following tables summarize the pre-tax restructuring charges (credits) related to this program:
					Cumulative
					Program
	Three Months		Nine Months		Charges
	Ended January 31,		Ended January 31,		to Date
	2018	2017	2018	2017
Charges (Credits) by Segment:
Research	$690	$517	$5,138	$677	$25,294
Publishing	(392)	1,027	6,933	1,596	39,422
Solutions	1,277	1,095	3,447	1,619	5,998
Shared Services	633	6,479	11,013	11,153	93,761
Total	$2,208	$9,118	$26,531	$15,045	$164,475

Charges (Credits) by Activity:
Severance	$1,781	$3,420	$25,047	$7,999	$112,637
Process Reengineering Consulting	427	10	1,948	16	20,762
Other Activities	-	5,688	(464)	7,030	31,076
Total	$2,208	$9,118	$26,531	$15,045	$164,475
Other Activities reflects leased facility consolidations, contract termination costs and the curtailment of certain defined benefit pension plans. The credits in Other Activities for the nine months ended January 31, 2018 mainly reflect changes in estimates for previously accrued restructuring charges related to facility lease reserves.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the nine months ended January 31, 2018:
				Foreign
				Translation &
	April 30, 2017	Charges	Payments	Reclassifications	January 31, 2018
Severance	$10,082	$25,047	$(17,435)	$732	$18,426
Process Reengineering Consulting	-	1,948	(1,749)	-	199
Other Activities	12,708	(464)	(7,161)	(1,876)	3,207
Total	$22,790	$26,531	$(26,345)	$(1,144)	$21,832
The restructuring liability as of January 31, 2018 for accrued Severance costs is reflected in Accrued Employment Costs in the Condensed Consolidated Statements of Financial Position. The liability as of January 31, 2018, for Process Reengineering Consulting costs is reflected in Other Accrued Liabilities. As of January 31, 2018, approximately $1.0 million and $2.2 million of the Other Activities are reflected in Other Accrued Liabilities and Other Long-Term Liabilities, respectively.

8.     Segment Information
The Company reports its segment information in accordance with the provisions of FASB Accounting Standards Codification ("ASC") Topic 280, "Segment Reporting,".
Segment information is as follows:
	Three Months		Nine Months
	Ended January 31,		Ended January 31,
	2018	2017	2018	2017
Revenue:
Research	$223,489	$205,769	$675,986	$618,987
Publishing	170,244	171,440	466,507	479,701
Solutions	61,942	59,247	176,357	167,641
Total Revenue	$455,675	$436,456	$1,318,850	$1,266,329

Contribution to Profit:
Research	$59,299	$52,508	$191,923	$173,235
Publishing	48,472	38,807	95,957	94,639
Solutions	6,403	3,591	11,744	9,097
Total Contribution to Profit	$114,174	$94,906	$299,624	$276,971
Corporate Expenses	(46,743)	(43,746)	(134,922)	(134,240)
Operating Income	$67,431	$51,160	$164,702	$142,731

9.	Inventories
Inventories were as follows:
	January 31,	April 30,
	2018	2017
Finished goods	$35,822	$38,329
Work-in-process	3,292	7,078
Paper and other materials	626	650
	$39,740	$46,057
Inventory value of estimated sales returns	7,217	4,727
LIFO reserve	(3,157)	(2,932)
Total inventories	$43,800	$47,852

10.	Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity in goodwill by segment as of January 31, 2018:
		Foreign
		Translation
	April 30, 2017	Adjustment	January 31, 2018
Research	$437,928	$31,751	$469,679
Publishing	283,192	14,543	297,735
Solutions	260,981	-	260,981
Total	$982,101	$46,294	$1,028,395

We review goodwill for impairment on a reporting unit basis annually during the third quarter of each year, using a measurement date of January 31, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for our annual goodwill impairment test in the third quarter of 2018, 2017 and 2016, we performed a quantitative test for all of our reporting units.
The goodwill impairment test involves a two-step process. In step one, we compare the fair value of each of our reporting units to its carrying value, including the goodwill allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, there is no indication of impairment and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform step two of the impairment test to measure the amount of impairment loss, if any. In step two, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.
2018 Annual Impairment Test as of January 31, 2018
During the third quarter of 2018, we completed step one of our annual goodwill impairment test for our reporting units. We concluded that the fair values of these reporting units were above their carrying values and, therefore, there was no indication of impairment.
We estimated the fair value of these reporting units using a weighting of fair values derived from an income and a market approach. Under the income approach, we determined the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. The market approach estimates fair value based on market multiples of current and forward 12-month operating performance results, as applicable derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.
The excess of estimated fair values over carrying value, including goodwill for each of our reporting units as of the 2018 annual impairment test were the following:
% by Which Estimated Fair value
Reporting Unit	exceeds Carrying Value
Research	504.9%
Publishing	151.3%
Solutions	34.0%

As noted above, the fair value determined under step one of the goodwill impairment test completed in the third quarter of 2018 exceeded the carrying value for each reporting unit.  Therefore, there was no impairment of goodwill. However, if the fair value decreases in future periods, the Company may fail step one of the goodwill impairment test and be required to perform step two. In performing step two, the fair value would have to be allocated to all of the assets and liabilities of the reporting unit. Therefore, any potential goodwill impairment charge would be dependent upon the estimated fair value of the reporting unit at that time and the outcome of step two of the impairment test. The fair values of the assets and liabilities of the reporting unit, including the intangible assets could vary depending on various factors.

The future occurrence of a potential indicator of impairment, such as a decrease in expected net earnings, adverse equity market conditions, a decline in current market multiples, a decline in our common stock price, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require an interim assessment for some or all of the reporting units before the next required annual assessment. In the event of significant adverse changes of the nature described above, we might have to recognize a non-cash impairment of goodwill, which could have a material adverse effect on our consolidated financial condition.

We also review our indefinite lived intangible assets for impairment annually, which consists of brands and trademarks and certain acquired publishing rights. During the third quarter of 2018, we completed our annual impairment test related to the indefinite lived intangible assets.  We concluded that the fair values of these indefinite lived intangible assets were above their carrying values and, therefore, there was no indication of impairment.
Change in Annual Impairment Assessment Date
During the fourth quarter of 2018, the Company voluntarily changed its annual impairment assessment date from January 31 to February 1 for all of its reporting units and its indefinite lived intangible assets.  This change is being made to improve alignment of impairment testing procedures with year-end financial reporting, the Company's annual business planning and budgeting process and the multi-year strategic forecast, which begins in the fourth quarter of each year. As a result, the goodwill and indefinite lived intangible asset impairment testing will reflect the result of inputs from each of the businesses in the development of the budget and forecast process, including the impact of seasonality of the Company's financial results. Accordingly, management considers this accounting change preferable. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements.
In connection with the change in the date of the annual goodwill impairment test, the Company also completed step one of our goodwill impairment test as of February 1, 2018. We concluded that the fair values of the reporting units were above their carrying values and, therefore, there was no indication of impairment as of February 1, 2018. In addition, we also completed our annual impairment test related to the indefinite lived intangible assets as of February 1, 2018.  We concluded that the fair values of the indefinite lived intangible assets were above their carrying values and, therefore, there was no indication of impairment as of February 1, 2018.

Intangible Assets
Identifiable intangible assets consisted of the following:
	January 31,	April 30,
	2018	2017
Intangible assets with indefinite lives:
Brands and trademarks	$140,127	$135,061
Content and publishing rights	96,082	84,173
	$236,209	$219,234

Net intangible assets with determinable lives:
Content and publishing rights	$449,358	$421,597
Customer relationships	165,572	169,116
Brands and trademarks	16,784	17,195
Covenants not to compete	708	957
	$632,422	$608,865
Total	$868,631	$828,099
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

11.	Income Taxes
The following table summarizes the effective tax rate for the three and nine months ended January 31, 2018 and 2017:
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Effective Tax Rate as Reported	(18.1)%	3.2%	4.0%	49.5%
Estimated net impact in fiscal 2018 of non-recurring items from Tax Act	42.9%	-	17.4%	-
Impact of unfavorable German court decision in fiscal 2017	-	-	-	(35.8)%
Impact of reduction in U.K. statutory rate on deferred tax balances in fiscal 2017	-	-	-	4.4%
Effective Tax Rate excluding the impact of non-recurring items from the Tax Act in fiscal 2018 and the unfavorable German court decision and UK tax rate reduction in fiscal 2017	24.8%	3.2%	21.4%	18.1%
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act").  In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows us to record provisional amounts related to the effect of the Tax Act during a measurement period not to extend beyond one year of the enactment date.  Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax, deferred tax re-measurements and other items to be provisional due to the forthcoming guidance and our ongoing analysis of final data and tax positions.  We expect to complete our analysis within the measurement period in accordance with SAB 118.

The effective tax rates for the three and nine month periods were lower in fiscal 2018 than fiscal 2017 due to the estimated net tax benefit from non-recurring items in the Tax Act.  As described in more detail below, estimated non-recurring items in the Tax Act reduced our income tax expense by $25 million ($0.43/share) or a reduction in our effective tax rate of 42.9 percentage points for the three months and 17.4 percentage points for the nine months ended January 31, 2018.  Excluding the effect of those non-recurring items, the rate was 24.8% and 21.4% for the three month and nine month periods ended January 31, 2018, respectively.
The rate excluding the benefit from the non-recurring items in the Tax Act was lower than the U.S. statutory rate for the year ended April 30, 2018 primarily due to lower foreign rates applicable to non-U.S. earnings.  The nine month period also benefitted from the lower federal statutory blended tax rate of 30.4% in the Tax Act retroactive to the beginning of the fiscal year.
The effective tax rate for the three and nine months ended January 31, 2017 was 3.2% and 49.5%, respectively. The rate for the nine months ended January 31, 2017 was increased by an unfavorable German court decision in September 2016 and decreased by a non-cash deferred tax benefit related to a decrease in the U.K. statutory tax rate from 18% to 17% beginning on April 1, 2020.  Excluding the impact of the unfavorable German court decision and the benefit from a future U.K. statutory tax rate reduction, the rate for the nine month period was 18.1%.  The rates for the three month and nine month periods excluding the German court decision and U.K. tax rate change were lower than the U.S. statutory rate of 35% primarily due to lower foreign tax rates applicable to non-U.S. earnings.  The rates were also lower than the U.S. statutory rate as well as the fiscal 2018 rates excluding the effects of the non-recurring benefits from the Tax Act, due to non-recurring foreign tax benefits in the three month period ended January 31, 2018.
The Tax Act
On December 22, 2017, the U.S. government enacted comprehensive tax legislation.  The Tax Act significantly revises the future ongoing U.S. corporate income tax system by, among other changes, lowering the U.S. federal corporate income tax rate to 21% with a potentially lower rate for certain foreign derived income, accelerating deductions for certain business assets, changing the U.S. system from a worldwide tax system to a modified territorial tax system, requiring companies to pay a one-time transition tax on unrepatriated post-1986 cumulative non-U.S. earnings of foreign subsidiaries ("E&P"), eliminating certain deductions such as the domestic production deduction, establishing limitations on the deductibility of certain expenses including interest and executive compensation, and creating new taxes on certain foreign earnings.
The key impacts for the period were the re-measurement of U.S. deferred tax balances to the new U.S. corporate tax rate and the accrual for the one-time transition tax liability.  While we have not yet completed our assessment of the effects of the Tax Act, we are able to determine reasonable estimates for the impacts of these key items and reported provisional amounts for these items.  In accordance with SAB 118, we are providing additional disclosures related to these provisional amounts.
Deferred tax balances – We remeasured our U.S. deferred tax assets and liabilities based on the federal rate at which they are expected to reverse in the future, generally 21% for reversals anticipated to occur after April 30, 2018.   We are still analyzing certain aspects of the Tax Act and refining our calculations, including our estimates of expected reversals, which could affect the measurement of these balances and give rise to new deferred tax amounts.  The provisional amount recorded related to the re-measurement of our net deferred tax liability was a benefit of $40 million.

Foreign tax effects – In connection with the transition from a global to a modified territorial tax system, the Tax Act establishes a mandatory deemed repatriation tax. The tax is computed using our post-1986 E&P that was previously deferred from U.S. income taxes.  The tax is based on the amount of foreign earnings held in cash equivalents and certain net assets, which are taxed at 15.5%, and those held in other assets, which are taxed at 8%. We recorded a provisional amount of $14.5 million.   This resulted in a corresponding decrease in deferred tax assets due to the utilization of foreign tax credit carryforwards.  The determination of the transition tax requires further guidance as to its applicability to non-calendar year end taxpayers and analysis regarding the amount and composition of our historical foreign earnings.  In addition, we accrued a $0.5 million provisional state tax liability, pending further guidance and legislative action from various states regarding conformity with the Tax Act.
The Tax Act reduces the Federal statutory tax rate from 35% to 21% effective January 1, 2018.  As a result, our U.S. federal statutory tax rate for our fiscal year ended April 30, 2018 is a blended rate of 30.4%.  The reduced rate did not have a significant impact on our effective tax rate for the three month or nine month periods ended January 31, 2018.
We have not determined a reasonable estimate of the tax liability, if any, under the Tax Act for our remaining outside basis difference or evaluated how the Tax Act will affect our existing accounting position to indefinitely reinvest unremitted earnings.  We will continue to evaluate our position for this matter as we finalize our Tax Act calculations.
The Tax Act creates new taxes, effective for us on May 1, 2018, including a provision designed to tax global low taxed income ("GILTI") and a provision establishing new minimum taxes, such as the base erosion anti-abuse tax ("BEAT").  We continue to evaluate the Tax Act, but due to the complexity and incomplete guidance of various provisions, we have not completed our accounting for the income tax effects of certain elements of the Tax Act, including the new GILTI and BEAT taxes.  We have not yet determined whether such taxes should be recorded as a current-period expense when incurred or factored into the measurement of our deferred taxes.  As a result, we have not included an estimate of any tax expense or benefit related to these items for the periods ended January 31, 2018.
12.  Retirement Plans
The components of net pension (income) expense for the Company's global defined benefit plans were as follows:
	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Service cost	$243	$241	$715	$744
Interest cost	6,407	6,565	19,005	20,269
Expected return on plan assets	(9,924)	(8,588)	(29,363)	(26,619)
Net amortization of prior service cost	(24)	(26)	(72)	(75)
Recognized net actuarial loss	1,536	1,268	4,550	3,900
Pension plan actuarial loss	-	-	21	8,842
Net pension (income) expense	$(1,762)	$(540)	$(5,144)	$7,061
Employer defined benefit pension plan contributions were $2.8 million and $3.2 million for the three months ended January 31, 2018 and 2017, respectively, and $8.4 million and $13.8 million for the nine months ended January 31, 2018 and 2017, respectively.
Contributions for employer defined contribution plans were approximately $3.4 million and $3.1 million for the three months ended January 31, 2018 and 2017, respectively, and $11.3 million and $11.6 million for the nine months ended January 31, 2018 and 2017, respectively.

13.	Derivative Instruments and Hedging Activities
The Company, from time-to-time, enters into forward exchange and interest rate swap contracts as a hedge against foreign currency asset and liability commitments, changes in interest rates and anticipated transaction exposures, including intercompany purchases. All derivatives are recognized as assets or liabilities and measured at fair value on our Condensed Consolidated Balance Sheets. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding adjustment to earnings. The Company does not use financial instruments for trading or speculative purposes.
Interest Rate Contracts
The Company had $428.2 million of variable rate loans outstanding at January 31, 2018, which approximated fair value. The Company had $865.7 million of variable rate loans outstanding at January 31, 2017, which approximated fair value. As of January 31, 2018 and 2017 the interest rate swap agreements maintained by the Company were designated as cash flow hedges as defined under ASC 815 "Derivatives and Hedging". As a result, there was no impact on the Company's Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps as they were fully offset by changes in the interest expense on the underlying variable rate debt instruments.
On April 4, 2016, the Company entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, the Company pays a fixed rate of 0.92% and receives a variable rate of interest based on one-month LIBOR from the counterparty which is reset every month for a three-year period ending May 15, 2019. As of January 31, 2018 and January 31, 2017, the notional amount of the interest rate swap was $350 million.
The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of January 31, 2018 and April 31, 2017 was a deferred gain of $5.1 million and $3.9 million, respectively. Based on the maturity dates of the contracts, the entire deferred gains as of January 31, 2018 and April 30, 2017 were recorded within Other Long-Term Assets. The pre-tax gains that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months and nine months ended January 31, 2018 were $0.4 million and $0.8 million, respectively. The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the fiscal year ended April 30, 2017 were $1.1 million.
Foreign Currency Contracts
The Company may enter into forward exchange contracts to manage the Company's exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction (Losses) Gains in the Condensed Consolidated Statements of Income, and carried at their fair value in the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction (Losses) Gains.
As of January 31, 2018 and April 30, 2017, the Company did not maintain any open forward exchange contracts. As of January 31, 2017, the fair value of the open forward exchange contracts was a gain of approximately $54.5 million and recorded within Prepaid and Other Current Assets in the Condensed Consolidated Statement of Financial Position. The fair value was measured on a recurring basis using Level 2 inputs. For the three and nine months ended January 31, 2017, the loss recognized on the forward contracts were $11.5 million and $53.2 million, respectively.

14.	Commitments and Contingencies
The Company is involved in routine litigation in the ordinary course of its business. A provision for litigation is accrued when information available to the Company indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, the Company does not record a liability, but discloses facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of January 31, 2018 will not have a material effect upon the Condensed Consolidated Financial Condition or Results of Operations of the Company.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read together with our Condensed Consolidated Financial Statements and related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2017 Form 10-K and our Consolidated Financial Statements and related notes set forth in Item 8 of Part II of our 2017 Form 10-K. See Part II, Item 1A, "Risk Factors," below and "Cautionary Notice Regarding Forward-Looking Statements," above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in thousands, except per share amounts or where otherwise noted. When we cross-reference to a "Note," we are referring to our "Notes to Unaudited Condensed Consolidated Financial Statements," unless the context indicates otherwise.
RESULTS OF OPERATIONS – THIRD QUARTER ENDED JANUARY 31, 2018
CONSOLIDATED OPERATING RESULTS
Revenue:
Revenue for the third quarter of fiscal year 2018 increased $19.2 million, or 4% to $455.7 million as compared with prior year. On a constant currency basis, revenue decreased $2.4 million, or 1%, mainly driven by declines in Education Publishing, Course Workflow (WileyPLUS) and Journal Subscriptions, partially offset by growth in Open Access, Licensing, reprints, Backfiles and Other in our Research segment, and Education Services (OPM).
See the "Segment Operating Results" below for additional details on each segment's revenue and contribution to profit performance.
Cost of Sales:
Cost of sales for the third quarter of fiscal year 2018 increased $8.7 million, or 7%, to $125.1 million as compared with prior year. On a constant currency basis, cost of sales increased $3.1 million, or 3%. The constant currency increase was primarily a result of higher royalty costs due to mix of Journal Subscriptions' revenue.
Gross Profit Margin:
Gross profit margin for the third quarter of fiscal year 2018 declined to 72.5% of sales from 73.3% in the prior year. On a constant currency basis, gross profit margin declined by 2% reflecting higher royalty costs.
Operating and Administrative Expenses:
Operating and administrative expenses for the third quarter of fiscal year 2018 increased $1.5 million, or 1% to $248.7 million as compared with prior year. On a constant currency basis, operating and administrative expenses decreased $7.0 million, or 2%. The decrease was mainly driven by savings from operational excellence initiatives and restructuring activities and lower technology costs and other reductions in depreciation, outsourcing and systems development consulting costs of approximately $1.6 million. These factors were partially offset by higher incentive compensation expenses of $2.4 million, which reflected the expected achievement of certain full year 2018 financial and sales goals.

Restructuring Charges:
Beginning in fiscal year 2013, the Company initiated a program (the "Restructuring and Reinvestment Program") to restructure and realign its cost base with current and anticipated future market conditions. The Company is targeting most of the cost savings achieved to improve margins and earnings, with the remainder reinvested in growth opportunities.
In the third quarter of fiscal years 2018 and 2017, the Company recorded pre-tax restructuring charges of $2.2 million and $9.1 million, respectively, related to this program. These charges are reflected in Restructuring and Related Charges in the Condensed Consolidated Statements of Income and summarized in the following table:
			Cumulative
			Program
	Three Months		Charges
	Ended January 31,		to Date
	2018	2017
Charges (Credits) by Segment:
Research	$690	$517	$25,294
Publishing	(392)	1,027	39,422
Solutions	1,277	1,095	5,998
Shared Services	633	6,479	93,761
Total	$2,208	$9,118	$164,475

Charges by Activity:
Severance	$1,781	$3,420	$112,637
Process Reengineering Consulting	427	10	20,762
Other Activities	-	5,688	31,076
Total	$2,208	$9,118	$164,475
Other Activities in the third quarter of fiscal year 2017 reflects leased facility consolidations, contract termination costs and the curtailment of certain defined benefit pension plans.
Amortization of Intangibles:
Amortization of intangibles was $12.2 million in the third quarter of fiscal year 2018, a decrease of $0.3 million as compared with prior year.  On a constant currency basis, amortization of intangibles was flat.
Interest Expense/Income, Foreign Exchange and Other:
Interest expense for the third quarter of fiscal year 2018 decreased $1.6 million to $3.3 million on a reported and on a constant currency basis. This decrease was due to lower average debt balances outstanding and a lower average effective borrowing rate.
The Company reported foreign exchange transaction (losses) of $6.0 million in the third quarter of fiscal year 2018 compared to gains of $2.1 million in the prior year.  The losses in the third quarter of fiscal year 2018 were primarily due to the impact of the change in average foreign exchange rates as compared to the U.S. dollar on our intercompany accounts receivable and payable balances.

Provision for Income Taxes:
The following table summarizes the effective tax rate for the three months ended January 31, 2018 and 2017:
	Three Months Ended
	January 31,
	2018	2017
Effective Tax Rate as Reported	(18.1)%	3.2%
Estimated net impact in fiscal 2018 of non-recurring items from Tax Act	42.9%	-
Effective Tax Rate excluding the impact of non-recurring items from the Tax Act in fiscal 2018	24.8%	3.2%
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act").  In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows us to record provisional amounts related to the effect of the Tax Act during a measurement period not to extend beyond one year of the enactment date.  Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax, deferred tax re-measurements and other items to be provisional due to the forthcoming guidance and our ongoing analysis of final data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.
The effective tax rate for the three months ended January 31, 2018 was lower in fiscal 2018 than fiscal 2017 due to the estimated net tax benefit from non-recurring items in the Tax Act.  As described in more detail below, estimated non-recurring items in the Tax Act reduced our income tax expense by $25 million ($0.43/share) or a reduction in our effective tax rate of 42.9 percentage points.  Excluding the effect of those non-recurring items, the rate was 24.8% for the three month period ended January 31, 2018.
The rate excluding the benefit from the non-recurring items in the Tax Act was lower than the U.S. statutory rate for the year ended April 30, 2018 primarily due to lower foreign rates applicable to non-U.S. earnings.
The effective tax rate for the three months ended January 31, 2017 was 3.2%.  The rate was lower than the U.S. statutory rate of 35% primarily due to lower foreign tax rates applicable to non-U.S. earnings.  The rates were also lower than the U.S. statutory rate as well as the fiscal 2018 rates excluding the effects of the non-recurring benefits from the Tax Act, due to non-recurring foreign tax benefits.
The Tax Act
On December 22, 2017, the U.S. government enacted comprehensive tax legislation.  The Tax Act significantly revises the future ongoing U.S. corporate income tax system by, among other changes, lowering the U.S. federal corporate income tax rate to 21% with a potentially lower rate for certain foreign derived income, accelerating deductions for certain business assets, changing the U.S. system from a worldwide tax system to a modified territorial tax system, requiring companies to pay a one-time transition tax on unrepatriated post-1986 cumulative non-U.S. earnings of foreign subsidiaries (E&P), eliminating certain deductions such as the domestic production deduction, establishing limitations on the deductibility of certain expenses including interest and executive compensation, and creating new taxes on certain foreign earnings.
The key impacts for the period were the re-measurement of U.S. deferred tax balances to the new U.S. corporate tax rate and the accrual for the one-time transition tax liability.  While we have not yet completed our assessment of the effects of the Tax Act, we are able to determine reasonable estimates for the impacts of these key items and reported provisional amounts for these items. In accordance with SAB 118, we are providing additional disclosures related to these provisional amounts.

Deferred tax balances – We remeasured our U.S. deferred tax assets and liabilities based on the federal rate at which they are expected to reverse in the future, generally 21% for reversals anticipated to occur after April 30, 2018.   We are still analyzing certain aspects of the Tax Act and refining our calculations, including our estimates of expected reversals, which could affect the measurement of these balances and give rise to new deferred tax amounts.  The provisional amount recorded related to the re-measurement of our net deferred tax liability was a benefit of $40 million.
Foreign tax effects – In connection with the transition from a global to a modified territorial tax system, the Tax Act establishes a mandatory deemed repatriation tax.  The tax is computed using our post-1986 E&P that was previously deferred from U.S. income taxes.  The tax is based on the amount of foreign earnings held in cash equivalents and certain net assets, which are taxed at 15.5%, and those held in other assets, which are taxed at 8%. We recorded a provisional amount of $14.5 million. This resulted in a corresponding decrease in deferred tax assets due to the utilization of foreign tax credit carryforwards. The determination of the transition tax requires further guidance as to its applicability to non-calendar year end taxpayers and analysis regarding the amount and composition of our historical foreign earnings.  In addition, we accrued a $0.5 million provisional state tax liability, pending further guidance and legislative action from various states regarding conformity with the Tax Act.
The Tax Act reduces the Federal statutory tax rate from 35% to 21% effective January 1, 2018.  As a result, our U.S. federal statutory tax rate for our fiscal year ended April 30, 2018 is a blended rate of 30.4%.  The reduced rate did not have a significant impact on our effective tax rate for the three month or nine month periods ended January 31, 2018. We have not determined a reasonable estimate of the tax liability, if any, under the Tax Act for our remaining outside basis difference or evaluated how the Tax Act will affect our existing accounting position to indefinitely reinvest unremitted earnings.  We will continue to evaluate our position for this matter as we finalize our Tax Act calculations.
The Tax Act creates new taxes, effective for us on May 1, 2018, including a provision designed to tax global low taxed income ("GILTI") and a provision establishing new minimum taxes, such as the base erosion anti-abuse tax ("BEAT").  We continue to evaluate the Tax Act, but due to the complexity and incomplete guidance of various provisions, we have not completed our accounting for the income tax effects of certain elements of the Tax Act, including the new GILTI and BEAT taxes.  We have not yet determined whether such taxes should be recorded as a current-period expense when incurred or factored into the measurement of our deferred taxes.  As a result, we have not included an estimate of any tax expense or benefit related to these items for the periods ended January 31, 2018.
As a result of our estimated benefit from the Tax Act as well as other factors, we expect an approximate estimated effective tax rate of 23% - 24% in fiscal year 2019. This effective tax rate excludes the tax impact of certain items we cannot yet provide, as they are not available without unreasonable effort due to the high variability, complexity, and low visibility with respect to certain items and the tax impact of certain items, including restructuring charges and credits, gains and losses on foreign currency, and other gains and losses.
Earnings per Diluted Share ("EPS"):
EPS for the third quarter of fiscal year 2018 was $1.19 per share compared with $0.82 per share in the prior year. EPS results included the following items, which impacted comparability:
	Three Months
	Ended January 31,
	2018	2017
Restructuring charges	$(0.04)	$(0.10)
Foreign exchange (losses) gains on intercompany transactions	(0.07)	0.03
Estimated impact of the Tax Act	0.43	-
Total net impact	$0.32	$(0.07)
Excluding the impact of the items included above, Adjusted EPS for the third quarter of fiscal year 2018 decreased 2% to $0.87 per share compared with $0.89 per share in the prior year. On a constant currency basis, Adjusted EPS decreased 14%.

SEGMENT OPERATING RESULTS
	Three Months
	Ended January 31,			% change
RESEARCH:	2018	2017	% change	w/o FX (a)
Revenue:
Journal Subscriptions	$160,287	$149,991	7%	-2%
Open Access	9,905	6,915	43%	39%
Licensing, Reprints, Backfiles, and Other	45,035	40,901	10%	5%
Total Journal Revenue	$215,227	$197,807	9%	1%

Publishing Technology Services (Atypon)	8,262	7,962

Total Research Revenue	$223,489	$205,769	9%	1%

Cost of Sales	62,535	52,195	20%	12%

Gross Profit	$160,954	$153,574	5%	-3%
Gross Profit Margin	72.0%	74.6%

Operating Expenses	(94,231)	(93,714)	1%	3%
Amortization of Intangibles	(6,734)	(6,835)	-1%	6%
Restructuring Charges (See Note 7)	(690)	(517)

Contribution to Profit	$59,299	$52,508	13%	-2%
Contribution Margin	26.5%	25.5%
(a) Adjusted to exclude Restructuring Charges
Revenue:
Research revenue increased 9% to $223.5 million, or 1% on a constant currency basis as compared with prior year.  The increase was primarily due to:
•	Open Access due to growth in existing titles; and
•	Licensing, Reprints, Backfiles and Other.
These factors were partially offset by a decrease in Journal Subscriptions' revenue.
The Company anticipates the completion of the migration from the Wiley Online Library platform to the Literatum platform in the current fiscal year.  Once the migration is complete, we anticipate realizing annualized operational savings of approximately $10 million a year.
Gross Profit:
Gross profit increased 5% to $161.0 million, however gross profit decreased 3% on a constant currency basis as compared with prior year. The decrease on a constant currency basis was due to higher journal royalty costs, partially offset by higher Open Access revenues.
Contribution to Profit:
Contribution to profit increased 13% to $59.3 million in the third quarter of fiscal year 2018, or decreased 2% on a constant currency basis and excluding restructuring charges as compared with prior year.

Society Partnerships:
•	1 new society journal was signed in the quarter with combined annual revenue of $0.7 million.
•	54 renewals/extensions were signed with $34.9 million in combined annual revenue.
•	2 journal contracts were not renewed.
	Three Months
	Ended January 31,			% change
PUBLISHING:	2018	2017	% change	w/o FX (a)
Revenue:
STM and Professional Publishing	$80,775	$76,899	5%	2%
Education Publishing	48,446	50,343	-4%	-6%
Course Workflow (WileyPLUS)	21,406	23,464	-9%	-9%
Test Preparation and Certification	7,758	8,508	-9%	-9%
Licensing, Distribution, Advertising and Other	11,859	12,226	-3%	-6%

Total Publishing Revenue	$170,244	$171,440	-1%	-3%

Cost of Sales	52,158	53,258	-2%	5%

Gross Profit	$118,086	$118,182	-%	-3%
Gross Profit Margin	69.4%	68.9%

Operating Expenses	(67,984)	(76,084)	-11%	-12%
Amortization of Intangibles	(2,022)	(2,264)	-11%	11%
Restructuring Credits (Charges) (see Note 7)	392	(1,027)

Contribution to Profit	$48,472	$38,807	25%	16%
Contribution Margin	28.5%	22.6%
(a) Adjusted to exclude Restructuring Credits (Charges)
Revenue:
Publishing revenue decreased 1% to $170.2 million, or decreased 3% on a constant currency basis as compared with prior year.  This decline was driven by:
•	Education Publishing due to a continued shift in market demand for print;
•	Course Workflow (WileyPLUS) due to timing of revenue recognition associated with multi-semester offerings, which are recognized in periods extending across two semesters.
These factors were partially offset by an increase in STM and Professional Publishing due to increased demand.
Gross Profit:
Gross Profit was flat as compared with prior year, however declined by 3% on a constant currency basis due to lower revenue.
Contribution to Profit:
Contribution to profit increased 25% to $48.5 million, or 16% on a constant currency basis and excluding restructuring credits (charges) as compared with prior year.  This increase was primarily due to lower operating expenses, which reflected savings from operational excellence initiatives and restructuring activities.

	Three Months
	Ended January 31,			% change
SOLUTIONS:	2018	2017	% change	w/o FX (a)
Revenue:
Education Services (OPM)	$32,242	$30,016	7%	7%
Professional Assessment	13,228	13,783	-4%	-5%
Corporate Learning	16,472	15,448	7%	-4%

Total Solutions Revenue	$61,942	$59,247	5%	2%

Cost of Sales	10,433	10,952	-5%	-9%

Gross Profit	$51,509	$48,295	7%	4%
Gross Profit Margin	83.2%	81.5%

Operating Expenses	(40,424)	(40,213)	1%	3%
Amortization of Intangibles	(3,405)	(3,396)	0%	3%
Restructuring Charges (see Note 7)	(1,277)	(1,095)

Contribution to Profit	$6,403	$3,591	78%	67%
Contribution Margin	10.3%	6.1%
(a) Adjusted to exclude Restructuring Charges
Revenue:
Solutions revenue increased 5% to $61.9 million, or 2% on a constant currency basis as compared with prior year.  The increase was mainly driven by Education Services (OPM) tuition revenue growth due to higher enrollments, which was partially offset by a decline in Corporate Learning (CrossKnowledge), which was due to a slow-down of French government funding for unemployment initiatives and blended learning programs. Corporate Learning will continue to be challenged by the slow-down of funding and, as a result, we are expecting single-digit growth in that business for fiscal year 2018 as compared to prior year.
Gross Profit:
Gross profit increased 7% to $51.5 million, or 4% on a constant currency basis as compared with prior year. The increase primarily reflected the impact of higher revenues. A 170 basis points improvement in gross profit margin was due to increased efficiency in recruiting Education Services (OPM) students, which resulted in lower recruitment costs.
Contribution to Profit:
Contribution to profit increased 78% to $6.4 million, or 67% on a constant currency basis and excluding restructuring charges as compared with prior year. The increase was mainly driven by the improvement in gross profit, partially offset by higher operating expenses, including higher advertising and marketing expenses to support sales growth.
Education Services (OPM) Partners and Programs:
Wiley signed three new programs and discontinued ten this quarter. As of January 31, 2018, Wiley had 38 university partners and 247 programs under contract.
CORPORATE EXPENSES:
Corporate expenses for the third quarter of fiscal year 2018 increased 7% to $46.7 million as compared with prior year. On a constant currency basis and excluding restructuring charges, these expenses increased 21%. This increase was primarily due to higher support costs of $6.3 million, including higher incentive compensation expenses, which reflected the expected achievement of certain full year 2018 financial goals. These factors were partially offset by, savings from operational excellence initiatives and restructuring activities and lower technology costs and other reductions in depreciation, outsourcing and systems development consulting costs of approximately $1.6 million.

RESULTS OF OPERATIONS – NINE MONTHS ENDED JANUARY 31, 2018
CONSOLIDATED OPERATING RESULTS
Revenue:
Revenue for the nine months of fiscal year 2018 increased 4% to $1,318.9 million, or 1% on a constant currency basis as compared with prior year. The increase was mainly driven by incremental revenue from the Atypon acquisition, Open Access revenue growth and higher Education Service (OPM) revenue in Solutions. This was partially offset by a decline in Publishing revenue.
See the "Segment Operating Results" below for additional details on each segment's revenue and contribution to profit performance.
Cost of Sales:
Cost of sales for the nine months of fiscal year 2018 increased 5% to $359.8 million, or 3% on a constant currency basis as compared with prior year. The increase was primarily a result of higher revenues and higher royalty costs on Research journals due to title mix and an increase in new titles at a higher royalty rate.
Gross Profit Margin:
Gross profit margin for the nine months of fiscal year 2018 was 72.7% and decreased slightly compared with the prior year period on a constant currency basis.
Operating and Administrative Expenses:
Operating and administrative expenses for the nine months of fiscal year 2018 of $731.9 million approximated the prior year on a reported and on a constant currency basis reflecting :
•	a one-time pension settlement charge in the prior year related to changes in the Company's retiree and long-term disability plans of $8.8 million;
•	lower technology costs in the current year of $14.9 million related to the Company's ERP implementation and other reductions in depreciation, outsourcing and system development consulting costs; and
•	savings from operational excellence initiatives and restructuring activities.
These factors were partially offset by:
•	one-time benefits in the prior year related to changes in the Company's retiree and long-term disability plans of $4.2 million and a life insurance recovery of $1.7 million;
•	incremental costs associated with the Atypon acquisition of $8.7 million;
•	executive transition and strategy consultation costs in the current year of $4.9 million;
•	higher incentive compensation expenses in the current year of $1.9 million, which reflected the expected achievement of certain full year 2018 financial and sales goals; and
•	an impairment charge in the current year related to one of the Company's Publishing brands as a result of a business review performed on the Publishing segment's products and services of $3.6 million.

Restructuring Charges:
In the nine months of fiscal years 2018 and 2017, the Company recorded restructuring charges of $26.5 million and $15.0 million, respectively. These charges are reflected in Restructuring and Related Charges in the Condensed Consolidated Statements of Income and summarized in the following table:

			Cumulative
			Program
	Nine Months		Charges
	Ended January 31,		to Date
	2018	2017
Charges by Segment:
Research	$5,138	$677	$25,294
Publishing	6,933	1,596	39,422
Solutions	3,447	1,619	5,998
Shared Services	11,013	11,153	93,761
Total	$26,531	$15,045	$164,475

Charges (Credits) by Activity:
Severance	$25,047	$7,999	$112,637
Process Reengineering Consulting	1,948	16	20,762
Other Activities	(464)	7,030	31,076
Total	$26,531	$15,045	$164,475
Other Activities reflects leased facility consolidations, contract termination costs and the curtailment of certain defined benefit pension plans. The credits in Other Activities for the nine months ended January 31, 2018 mainly reflect changes in estimates for previously accrued restructuring charges related to facility lease reserves.
Amortization of Intangibles:
Amortization of intangibles was $36.0 million for the nine months of fiscal year 2018, a decline of 4% from the prior year on a reported and constant currency basis. The decrease was a result of the completion of amortization of certain acquired intangible assets.
Interest Expense/Income, Foreign Exchange and Other:
Interest expense for the nine months of fiscal year 2018 decreased $3.3 million to $10.0 million on a reported and constant currency basis. This decrease was due to lower average debt balances outstanding and a lower average effective borrowing rate.
The Company reported foreign exchange transaction losses of $11.6 million for the nine months of fiscal year 2018 compared to gains of $2.0 million in the prior year.  The losses in the nine months of fiscal year 2018 were primarily due to the impact of the change in average foreign exchange rates as compared to the U.S. dollar on our intercompany accounts receivable and payable balances.

Provision for Income Taxes:
The following table summarizes the effective tax rate for the nine months ended January 31, 2018 and 2017:
	Nine Months Ended
	January 31,
	2018	2017
Effective Tax Rate as Reported	4.0%	49.5%
Estimated net impact in fiscal 2018 of non-recurring items from Tax Act	17.4%	-
Impact of unfavorable German court decision in fiscal 2017	-	(35.8)%
Impact of reduction in U.K. statutory rate on deferred tax balances in fiscal 2017	-	4.4%
Effective Tax Rate excluding the impact of non-recurring items from the Tax Act in fiscal 2018 and the unfavorable German court decision and UK tax rate reduction in fiscal 2017	21.4%	18.1%
The effective tax rate for the nine month period was lower in fiscal 2018 than fiscal 2017 due to the estimated net tax benefit from non-recurring items in the Tax Act.  As described in Note 11, "Income Taxes", of the Notes to the Condensed Consolidated Financial Statements, estimated non-recurring items in the Tax Act reduced our income tax expense by $25 million ($0.43/share) or a reduction in our effective tax rate of 17.4 percentage points.  Excluding the effect of those non-recurring items, the rate was 21.4%.
The rate excluding the benefit from the non-recurring items in the Tax Act was lower than the U.S. statutory rate for the year ended April 30, 2018 primarily due to lower foreign rates applicable to non-US earnings.  The nine month period also benefitted from the lower federal statutory tax rate of 30.4% in the Tax Act retroactive to the beginning of the fiscal year.
The effective tax rate for the nine months ended January 31, 2017 was 49.5%.  The rate for the nine months ended January 31, 2017 was increased by an unfavorable German court decision in September 2016 and decreased by a non-cash deferred tax benefit related to a decrease in the U.K. statutory tax rate from 18% to 17% beginning on April 1, 2020.  Excluding the impact of the unfavorable German court decision and the benefit from a future U.K. statutory tax rate reduction, the rate for the nine month period was 18.1%.  The rate excluding the German court decision and U.K. tax rate change was lower than the U.S. statutory rate of 35% primarily due to lower foreign tax rates applicable to non-U.S. earnings.  The rate was also lower than the U.S. statutory rate as well as the fiscal 2018 rates excluding the effects of non-recurring benefits from the Tax Act, due to non-recurring foreign tax benefits.
EPS:
EPS for the first nine months of fiscal year 2018 was $2.39 per share compared with $1.15 per share in the prior year.  The increase was mainly driven by:
•	the estimated impact of the Tax Act;
•	favorable impact of currency; and
•	prior year charges due to the unfavorable German court decision and a large pension settlement.
These factors were partially offset by higher restructuring charges and foreign exchange losses associated with intercompany transactions in the current fiscal year.

EPS results included the following items, which impacted comparability:
	Nine Months
	Ended January 31,
	2018	2017
Restructuring charges	$(0.37)	$(0.17)
Foreign exchange losses on intercompany transactions	(0.16)	(0.01)
Estimated impact of Tax Act	0.43	-
Pension settlement	-	(0.09)
Unfavorable German court decision	-	(0.82)
U.K. tax rate change	-	0.04
Total net impact	$(0.10)	$(1.05)

Excluding the impact of the items included above, Adjusted EPS for the first nine months of fiscal year 2018 increased 13% to $2.49 per share compared to $2.20 per share in the prior year. On a constant currency basis, Adjusted EPS increased 1%.
SEGMENT OPERATING RESULTS
	Nine Months
	Ended January 31,			% change
RESEARCH:	2018	2017	% change	w/o FX (a)
Revenue:
Journal Subscriptions	$498,775	$472,401	6%	-1%
Open Access	28,058	21,851	28%	27%
Licensing, Reprints, Backfiles, and Other	124,594	114,295	9%	7%
Total Journal Revenue	$651,427	$608,547	7%	2%

Publishing Technology Services (Atypon)	24,559	10,440

Total Research Revenue	$675,986	$618,987	9%	4%

Cost of Sales	182,942	157,818	16%	11%

Gross Profit	$493,044	$461,169	7%	2%
Gross Profit Margin	72.9%	74.5%

Operating Expenses	(276,429)	(267,741)	3%	2%
Amortization of Intangibles	(19,554)	(19,516)	0%	1%
Restructuring Charges (See Note 7)	(5,138)	(677)

Contribution to Profit	$191,923	$173,235	11%	1%
Contribution Margin	28.4%	28.0%
(a) Adjusted to exclude Restructuring Charges
Revenue:
Research revenue increased 9% to $676.0 million, or 4% on a constant currency basis as compared with prior year. The increase was primarily due to:
•	incremental revenue from the recent acquisition of Atypon of $14.1 million;
•	Open Access growth driven by the strong performance of existing titles and new title launches; and
•	other Journal revenue increases particularly in advertising, backfiles and the licensing of intellectual content.

We expect Journal Subscriptions' revenue to be flat for full year fiscal 2018 as compared to the prior year.

Gross Profit:
Gross profit increased 7% to $493.0 million, or 2% on a constant currency basis as compared with prior year. The increase was driven by higher revenues. However, gross profit margin declined by 160 basis points due primarily to higher journal royalty costs associated with title mix and an increase in new titles at a higher royalty rate. We anticipate that we will continue to experience gross margin pressure due to higher journal royalty rates for the remainder of fiscal 2018. However, we will offset this margin pressure with additional operational efficiencies.
Contribution to Profit:
Contribution to profit increased 11% to $191.9 million as compared with prior year. On a constant currency basis and excluding restructuring charges, contribution to profit increased 1%.

Society Partnerships
•	12 new society journals were signed in the nine months with combined annual revenue of $10.3 million.
•	83 renewals/extensions were signed with $53.2 million in combined annual revenue.
•	6 journal contacts were not renewed with annual revenue of $1.2 million.
	Nine Months
	Ended January 31,			% change
PUBLISHING:	2018	2017	% change	w/o FX (a)
Revenue:
STM and Professional Publishing	$215,835	$215,734	-%	-1%
Education Publishing	151,893	162,669	-7%	-8%
Course Workflow (WileyPLUS)	38,926	44,170	-12%	-12%
Test Preparation and Certification	27,167	25,585	6%	6%
Licensing, Distribution, Advertising and Other	32,686	31,543	4%	2%

Total Publishing Revenue	$466,507	$479,701	-3%	-4%

Cost of Sales	146,491	150,991	-3%	-4%

Gross Profit	$320,016	$328,710	-3%	-4%
Gross Profit Margin	68.6%	68.5%

Operating Expenses	(211,042)	(225,022)	-6%	-8%
Amortization of Intangibles	(6,084)	(7,453)	-18%	-18%
Restructuring Charges (see Note 7)	(6,933)	(1,596)

Contribution to Profit	$95,957	$94,639	1%	8%
Contribution Margin	20.6%	19.7%
(a) Adjusted to exclude Restructuring Charges
Revenue:
Publishing revenue decreased 3% to $466.5 million, or 4% on a constant currency basis as compared with prior year. The decline was driven by lower print book revenues, particularly in Education Publishing, due to overall softness in the market as well as other retail options such as rental and digital.  The Company expects softness to continue for the current fiscal year. Also contributing to the decline in Publishing revenue was a decline in Course Workflow (WileyPLUS) primarily due to the timing of revenue recognition associated with multi-semester offerings, which are recognized in periods extending across two semesters.  These factors were partially offset by growth in Test Preparation and Certification revenues driven by proprietary sales of the Company's professional test certification products.

Gross Profit:
Gross profit decreased 3% to $320.0 million, or 4% on a constant currency basis as compared with prior year. The gross profit margin approximated that of the prior year as cost of sales decreased in line with revenues.
Contribution to Profit:
Contribution to profit increased 1% to $96.0 million as compared with prior year. On a constant currency basis and excluding restructuring charges, contribution to profit increased 8% primarily due to lower operating expenses, which reflected savings from operational excellence initiatives and restructuring activities.
	Nine Months
	Ended January 31,			% Change
SOLUTIONS:	2018	2017	% change	w/o FX (a)
Revenue:
Education Services (OPM)	$88,316	$81,195	9%	9%
Professional Assessment	43,936	43,451	1%	1%
Corporate Learning	44,105	42,995	3%	-3%

Total Solutions Revenue	$176,357	$167,641	5%	4%

Cost of Sales	30,346	$32,648	-7%	-9%

Gross Profit	$146,011	$134,993	8%	7%
Gross Profit Margin	82.8%	80.5%

Operating Expenses	(120,494)	(113,925)	6%	4%
Amortization of Intangibles	(10,326)	(10,352)	0%	2%
Restructuring Charges (see Note 7)	(3,447)	(1,619)

Contribution to Profit	$11,744	$9,097	29%	43%
Contribution Margin	6.7%	5.4%
(a) Adjusted to exclude Restructuring Charges
Revenue:
Solutions revenue increased 5% to $176.4 million, or 4%, on a constant currency basis as compared with prior year, mainly driven by growth in Education Services (OPM) tuition revenue growth due to higher enrollments, partially offset by a decline in Corporate Learning (CrossKnowledge) where French government funding slowed for unemployment initiatives and blended learning programs.
Gross Profit:
Gross profit increased 8% to $146.0 million, or 7% on a constant currency basis as compared with prior year. The increase primarily reflected higher revenues. A 230 basis points improvement in gross profit margin was due to increased efficiency in recruiting Education Services (OPM) students, which resulted in lower recruitment costs.
Contribution to Profit:
Contribution to profit increased 29% to $11.7 million as compared with prior year. On a constant currency basis and excluding restructuring charges, contribution to profit increased 43% primarily due to the improvement in gross profit.
Education Services (OPM) Partners and Programs
In the nine months of fiscal year 2018, the Company signed one new university partner (Winthrop University) and thirteen new programs.  As of January 31, 2018, the Company had 38 university partners and 247 programs under contract.

CORPORATE EXPENSES:
Corporate Expenses were $134.9 million and $134.2 million in the nine months of fiscal years 2018 and 2017, respectively.  On a constant currency basis and excluding restructuring charges and a one-time pension settlement charge in the prior year, these expenses increased 7%, primarily due to the following:
•	one-time benefits in the prior year related to changes in the Company's retiree and long-term disability plans of $4.2 million and a life insurance recovery of $1.7 million;
•	executive transition and strategy consultation costs in the current year of $4.9 million; and
•	higher support costs of $12.6 million, including incentive compensation expenses in the current year, which reflected the expected achievement of certain full year 2018 financial goals.
These factors were partially offset by lower technology costs of approximately $8.5 million driven by reduced spending on the Company's ERP system and other reductions in depreciation, outsourcing and systems development consulting costs.
FISCAL YEAR 2018 OUTLOOK:
The Company's fiscal year 2018 guidance is as follows:
Metric (in millions, except share data)	FY17 Actual	FY18 Expectation (at constant currency)
Revenue	$1,718.5	Approximately even
Adjusted Operating Income	$228.4	Approximately even
Adjusted EPS	$3.01	Low-single digit % decline
Cash from Operations	$314.5	$350.0 million or higher
Capital Expenditures	$148.3	Slightly lower
Foreign exchange was beneficial to the first nine months of 2018 revenue and EPS by $40.0 million and $0.26 per share, respectively. If current exchange rates were to hold through fiscal year-end 2018, we would record positive foreign currency variances in the fiscal year of approximately $49.0 million in revenue, $27.0 million in operating income, and $0.34 per share due to changes in exchange rates and functional currency gains related to calendar year 2017 journal subscriptions in the UK.
LIQUIDITY AND CAPITAL RESOURCES
The Company's Cash and Cash Equivalents balance was $128.2 million at January 31, 2018 compared with $482.3 million at January 31, 2017. Net Cash Provided by Operating Activities in the first nine months of fiscal year 2018 decreased $39.0 million compared to the first nine months of fiscal year 2017 to $190.1 million principally due to the timing of journal subscription cash collections mainly driven by the acceleration of renewals and billings in the prior year and higher income tax payments in the current year.
The Company's negative working capital was $357.4 million and $428.1 million as of January 31, 2018 and April 30, 2017, respectively, due to the seasonality of its businesses. The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including acquisitions; debt repayments; funding operations; dividend payments; and purchasing treasury shares. The deferred revenue will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of January 31, 2018 and as of April 30, 2017 includes $409.0 million and $436.2, respectively, of such deferred subscription revenue for which cash was collected in advance.

Net Cash Used for Investing Activities in the first nine months of fiscal year 2018 was $134.6 million compared to $261.7 million in the prior year. Product Development Spending was $30.4 million in the first nine months of fiscal year 2018 compared to $31.9 million in the prior year. Cash used for Technology, Property and Equipment was $79.0 million in the first nine months of fiscal year 2018 compared to $77.7 million in the prior year. The increase mainly reflects capital spending related to investments in product technology and business applications. The first nine months of fiscal year 2018 includes spending for the acquisition of publication rights for society journals of $25.2 million compared to $26.2 million in the prior year. Acquisitions, net of cash acquired in the first nine months of 2017 includes $121 million used for the acquisition of Atypon.
Projected capital spending for Technology, Property and Equipment and Product Development Spending for fiscal year 2018 is forecast to be approximately $110 million and $40 million, respectively. Projected spending for author advances, which is classified as an operating activity, is forecast to be approximately $120 million for fiscal year 2018.
Net Cash Provided by Financing Activities was $4.2 million in the first nine months of fiscal year 2018 compared to $179.5 million in the prior year. During the first nine months of fiscal year 2018, net debt borrowings were $66.8 million compared to $260.7 million in the prior year. The Company's net debt (debt less cash and cash equivalents) decreased $6.5 million from April 30, 2017 to $300.0 million.
During the first nine months of fiscal year 2018, the Company repurchased 550,757 shares of common stock at an average price of $53.12 compared to 670,460 shares at an average price of $52.74 in the prior year. In the first nine months of fiscal year 2018, the Company increased its quarterly dividend to shareholders by 3% to $0.96 per share versus $0.93 per share in the prior year. Higher proceeds from the exercise of stock options mainly reflected a higher volume of stock option exercises in the first nine months of fiscal year 2018 compared to the prior year.
Cash and Cash Equivalents held outside the U.S. were approximately $122 million as of January 31, 2018. The balances in equivalent U.S. dollars were comprised primarily of British pound sterling ($51 million), euros ($30 million), Singapore dollars ($5 million), Australian dollars ($10 million), and other ($26 million). Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of the Company's global, including U.S., operations.  Notwithstanding the Tax Act which generally eliminated Federal income tax on cash repatriation to the U.S., cash repatriation may be subject to state and local taxes or withholding or similar taxes. The Company intends to reinvest cash outside the U.S. except in instances where repatriating such earnings would result in no significant additional income tax. As described in Note 11, "Income Taxes," of the Notes to the Condensed Consolidated Financial Statements, we accrued a provisional $0.5 million for state taxes related to the Tax Act, in addition to using foreign tax credits to offset a provisional deemed repatriation tax of $14.5 million.  We have no additional accrued liability for U.S. income tax on the repatriation of non-U.S. earnings and estimate that if such earnings were repatriated, the U.S. income tax liability would not be material to our consolidated financial position or results of operations.
As of January 31, 2018, the Company had approximately $428 million of debt outstanding and approximately $679 million of unused borrowing capacity under its Revolving Credit and other facilities. The Company's credit agreement contains certain restrictive covenants related to the Company's consolidated leverage ratio and interest coverage ratio, which the Company was in compliance with as of January 31, 2018. The Company believes that its operating cash flow, together with its revolving credit facilities and other available debt financing, will be adequate to meet its operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair its ability to access these markets on terms commercially acceptable. The Company does not have any off-balance-sheet debt.

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
Interest Rates
The Company had $428.2 million of variable rate loans outstanding at January 31, 2018, which approximated fair value.
On April 4, 2016, the Company entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, the Company pays a fixed rate of 0.92% and receives a variable rate of interest based on one-month LIBOR from the counterparty which is reset every month for a three-year period ending May 15, 2019. As of January 31, 2018, the notional amount of the interest rate swap was $350.0 million.
It is management's intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.  During the three and nine months ended January 31, 2018, the Company recognized a gain on its hedge contracts of approximately $0.4 million and $0.8 million, respectively, which are reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At January 31, 2018, the fair value of the outstanding interest rate swaps was a deferred gain of $5.1 million. Based on the maturity dates of the contract, the entire deferred gain of $5.1 million was recorded in Other Long-Term Assets. On an annual basis, a hypothetical one percent change in interest rates for the $78.0 million of unhedged variable rate debt as of January 31, 2018 would affect net income and cash flow by approximately $0.6 million.
Foreign Exchange Rates
Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain currencies in Asia. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and the Statements of Income are translated into U.S. dollars using weighted-average exchange rates for revenues and expenses.
The Company's significant investments in non-U.S. businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders' Equity under the caption Foreign Currency Translation Adjustment.  During the three and nine months ended January 31, 2018, the Company recorded foreign currency translation gains in Other Comprehensive Income of approximately $51.4 million and $84.4 million, respectively, primarily as a result of the fluctuations of the U.S. dollar relative to the British pound sterling and euro.
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

The Company may enter into forward exchange contracts to manage the Company's exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction (Losses) Gains on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction (Losses) Gains. The Company did not maintain any open forward contracts during the first nine months of fiscal year 2018.
Sales Return Reserves
The estimated allowance for print book sales returns is based upon historical return patterns, as well as current market trends in the businesses in which we operate. In connection with the estimated sales return reserves, the Company also includes a related reduction to inventory and royalty costs as a result of the expected returns.
The reserves are reflected in the following accounts of the Condensed Consolidated Statements of Financial Position – increase (decrease):
	January 31, 2018	April 30, 2017
Accounts Receivable	$(45,256)	$(34,769)
Inventories	7,217	4,727
Accounts and Royalties Payable	(7,774)	(5,741)
Decrease in Net Assets	$(30,265)	$(24,300)
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
The Company's book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 9% of total annual consolidated revenue and 19% of accounts receivable at January 31, 2018, the top 10 book customers account for approximately 16% of total annual consolidated revenue and approximately 41% of accounts receivable at January 31, 2018.
Disclosure of Certain Activities Relating to Iran
The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed "designated persons."  In the first nine months of fiscal year 2018, the Company's revenue and net profits related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the "Government of Iran" as defined under section 560.304 of title 31, Code of Federal Regulations were both under $2.5 million. The Company has assessed its business relationship and transactions with Iran and believes it is in compliance with the regulations governing the sanctions. The Company intends to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

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
Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no significant developments related to legal proceedings during the three months ended January 31, 2018.  For information regarding legal proceedings, see the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2017 Note 14, " Commitment and Contingencies".
ITEM 1a. RISK FACTORS
The final impacts of the Tax Act could be materially different from our current estimates.
The Tax Act was enacted on December 22, 2017.  The provisions are broad and complex and depend upon future guidance as well any legislative action to address questions.  Our estimated amounts are based on information available at this time, including estimates of results at April 30, 2018 and our current understanding of the Tax Act.  The final transition impacts of the Tax Act may differ from our estimate, possibly materially.

See Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended January 31, 2018, the Company made the following purchases of Class A Common Stock under its stock repurchase program:
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
November 2017	-	-	-	3,242,891
December 2017	-	-	-	3,242,891
January 2018	-	-	-	3,242,891
Total	-	-	-

ITEM 6. EXHIBITS
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

Dated: March 7, 2018