Form 10-Q
period 2018-07-31
WILEY JOHN & SONS, INC.
filed 2018-09-07
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 31, 2018

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from_____ to _____
Commission File No. 1-11507

JOHN WILEY & SONS, INC.
(Exact name of Registrant as specified in its charter)

NEW YORK	13-5593032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 RIVER STREET, HOBOKEN, NJ	07030
(Address of principal executive offices)	Zip Code

(201) 748-6000
Registrant's telephone number including area code

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☒

The number of shares outstanding of each of the Registrant's classes of Common Stock as of August 31, 2018 were:

Class A, par value $1.00 – 48,401,058
Class B, par value $1.00 – 9,143,493

JOHN WILEY & SONS, INC. AND SUBSIDIARIES

Index

Cautionary Notice Regarding Forward-Looking Statements "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

This report contains "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand a company's prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as "anticipates," "believes," "plan," "assumes," "could," "should," "estimates," "expects," "intends," "potential," "seek," "predict," "may," "will" and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding our fiscal year 2019 outlook, operations, performance, and financial condition.  Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements. Any such forward-looking statements are based upon many assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond our control, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment in new technologies and products; (ii) subscriber renewal rates for our journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the seasonal nature of our educational business and the impact of the used-book market; (vii) worldwide economic and political conditions; (viii) our ability to protect our copyrights and other intellectual property worldwide; (ix) our ability to successfully integrate acquired operations and realize expected opportunities and (x) other factors detailed from time to time in our filings with the SEC. We undertake no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

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

In this report, we may present the following non-GAAP performance measures:

●	Adjusted Earnings Per Share "(Adjusted EPS)";
●	Free Cash Flow less product development spending;
●	Adjusted Operating Income and margin;
●	Adjusted Contribution to Profit and margin; and
●	Results on a constant currency basis.

Management uses these non-GAAP performance measures as supplemental indicators of our operating performance and financial position as well for internal reporting and forecasting purposes, when publicly providing its outlook, to evaluate our performance and to evaluate and calculate incentive compensation. We present these non-GAAP performance measures in addition to U.S. GAAP financial results because we believe that these non-GAAP performance measures provide useful information to certain investors and financial analysts for operational trends and comparisons across accounting periods. The use of these non-GAAP performance measures provides a consistent basis to evaluate operating profitability and performance trends by excluding items that we do not consider to be controllable activities for this purpose.

For example:

●
Adjusted EPS, Adjusted Operating Profit, and Adjusted Contribution to Profit provide a more comparable basis to analyze operating results and earnings and are measures commonly used by shareholders to measure our performance.

●
Free Cash Flow less Product Development Spending helps assess our ability, over the long term, to create value for our shareholders as it represents cash available to repay debt, pay common dividends and fund share repurchases and new acquisitions.

●
Results on a constant currency basis removes distortion from the effects of foreign currency movements to provide better comparability of our business trends from period to period. We measure our performance before the impact of foreign currency (or at "constant currency"), which means that we apply the same foreign currency exchange rates for the current and equivalent prior period.

Index

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

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Dollars in thousands

	July 31, 2018	April 30, 2018
	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$113,108	$169,773
Accounts receivable, net	272,143	212,377
Inventories, net	36,572	39,489
Prepaid expenses and other current assets	66,481	58,332
Total Current Assets	488,304	479,971

Product Development Assets	69,101	78,814
Royalty Advances, net	25,382	37,058
Technology, Property and Equipment, net	288,124	289,934
Intangible Assets, net	811,158	848,071
Goodwill	997,089	1,019,801
Other Non-Current Assets	92,971	85,802
Total Assets	$2,772,129	$2,839,451

Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	43,832	90,097
Accrued royalties	78,205	73,007
Contract liability (Deferred revenue)	392,309	486,353
Accrued employment costs	55,287	116,179
Accrued income taxes	13,140	13,927
Other accrued liabilities	92,734	94,748
Total Current Liabilities	675,507	874,311

Long-Term Debt	507,485	360,000
Accrued Pension Liability	177,079	190,301
Deferred Income Tax Liabilities	141,090	143,518
Other Long-Term Liabilities	96,960	80,764
Total Liabilities	1,598,121	1,648,894

Shareholders' Equity
Preferred Stock, $1 par value: Authorized – 2 million, Issued 0	—	—
Class A Common Stock, $1 par value: Authorized-180 million Issued - 70,114,603 and 70,110,603 as of July 31, 2018 and April 30, 2018, respectively	70,115	70,111
Class B Common Stock, $1 par value: Authorized-72 million Issued - 13,067,067 and 13,071,067 as of July 31, 2018 and April 30, 2018, respectively	13,067	13,071
Additional paid-in-capital	413,488	407,120
Retained earnings	1,845,811	1,834,057
Accumulated other comprehensive loss	(471,746)	(439,580)
Treasury stock (Class A - 21,721,960 and 21,853,257 as of July 31, 2018 and April 30, 2018, respectively; Class B - 3,917,574 and 3,917,574 as of July 31, 2018 and April 30, 2018, respectively)	(696,727)	(694,222)
Total Shareholders' Equity	1,174,008	1,190,557
Total Liabilities and Shareholders' Equity	$2,772,129	$2,839,451

See accompanying notes to the unaudited condensed consolidated financial statements.

Index
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended July 31,
	2018	2017 (1)
Revenue	$410,901	$411,444

Costs and Expenses
Cost of sales	114,391	114,788
Operating and administrative expenses (1)	253,773	245,738
Restructuring and related (credits) charges	(6,086)	25,729
Amortization of intangibles	12,683	12,619
Total Costs and Expenses	374,761	398,874

Operating Income	36,140	12,570

Interest Expense	(2,796)	(3,273)
Foreign Exchange Transaction Losses	(1,729)	(5,136)
Interest and Other Income (1)	2,466	1,935

Income Before Taxes	34,081	6,096
Provision (Benefit) for Income Taxes	7,786	(3,140)

Net Income	$26,295	$9,236

Earnings Per Share
Basic	$0.46	$0.16
Diluted	$0.45	$0.16

Cash Dividends Per Share
Class A Common	$0.33	$0.32
Class B Common	$0.33	$0.32

Weighted Average Number of Common Shares Outstanding
Basic	57,430	57,016
Diluted	58,114	57,709

See accompanying notes to the unaudited condensed consolidated financial statements.

(1)  Due to the retrospective adoption of Accounting Standards Update ("ASU") 2017-07, total net benefits of $1.9 million related to the non-service components of defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest and Other Income for the three months ended July 31, 2017. Total net benefits related to the non-service components of defined benefit and other post-employment benefit plans were $2.4 million for the three months ended July 31, 2018. Refer to Note 2, "Recent Accounting Standards," in the Notes to Condensed Consolidated Financial Statements for more information.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED
Dollars in thousands

	Three Months Ended July 31,
	2018	2017
Net Income	$26,295	$9,236

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(40,325)	27,405
Unamortized retirement costs, tax provision (benefit) of $2,488 and $(577), respectively	8,811	(1,947)
Unrealized gain on interest rate swaps, tax provision of $204 and $221, respectively	(652)	(361)
Total Other Comprehensive (Loss) Income	(32,166)	25,097

Comprehensive (Loss) Income	$(5,871)	$34,333

See accompanying notes to the unaudited condensed consolidated financial statements.

Index
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
Dollars in thousands

	Three Months Ended July 31,
	2018	2017
Operating Activities
Net income	$26,295	$9,236
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangibles	12,683	12,619
Amortization of product development spending	10,216	9,644
Depreciation of technology, property and equipment	18,060	18,540
Restructuring (credits) charges	(6,086)	25,729
Stock-based compensation expense (benefit)	3,930	(1,495)
Employee retirement plan expense	2,469	3,235
Royalty advances	(28,526)	(26,290)
Earned royalty advances	39,069	33,129
Impairment of publishing brand	—	3,600
Foreign currency losses	1,729	5,136
Other non-cash credits	(2,274)	(10,999)
Net change in operating assets and liabilities	(227,090)	(163,283)
Net Cash Used in Operating Activities	(149,525)	(81,199)
Investing Activities
Product development spending	(1,710)	(7,540)
Additions to technology, property and equipment	(18,304)	(28,478)
Acquisitions of publication rights and other	(1,970)	(4,413)
Net Cash Used in Investing Activities	(21,984)	(40,431)
Financing Activities
Repayment of long-term debt	(29,900)	(28,700)
Borrowing of long-term debt	177,654	214,664
Purchase of treasury shares	(7,994)	(14,016)
Change in book overdrafts	(9,390)	(13,977)
Cash dividends	(19,043)	(18,382)
Net proceeds from exercise of stock options and other	7,880	5,599
Net Cash Provided by Financing Activities	119,207	145,188
Effects of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash (1)	(4,363)	2,671
Cash, Cash Equivalents and Restricted Cash (1)
(Decrease)/Increase for the Period	(56,665)	26,229
Balance at Beginning of Period	170,257	58,516
Balance at End of Period	$113,592	$84,745
Cash Paid During the Period for:
Interest	$2,476	$2,932
Income taxes, net of refunds	$12,202	$8,522

See the accompanying notes to the unaudited condensed consolidated financial statements.

(1)
Due to the retrospective adoption of ASU 2016-18, we are now required to include restricted cash as part of the change in cash, cash equivalents, and restricted cash. As a result, amounts which were previously classified as cash flows from operating activities have been reclassified as they are recognized in the total change in cash, cash equivalents and restricted cash. Refer to Note 2, "Recent Accounting Standards," in the Notes to Condensed Consolidated Financial Statements for more information.

Index
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

Throughout this report, when we refer to "Wiley," the "Company," "we," "our," or "us," we are referring to John Wiley & Sons, Inc. and all our subsidiaries, except where the context indicates otherwise.

Our unaudited Condensed Consolidated Financial Statements include all the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Condensed Consolidated Financial Condition, Results of Operations, Comprehensive Income and Cash Flows for the periods presented. Operating results for the interim period are not necessarily indicative of the results expected for the full year. All amounts are in thousands, except per share amounts, and approximate due to rounding. These financial statements should be read in conjunction with the most recent audited financial statements included in our Form 10-K for the fiscal year ended April 30, 2018 as filed with the U.S. Securities and Exchange Commission ("SEC") on June 29, 2018 ("2018 Form 10-K").

Our Condensed Consolidated Financial Statements were prepared in accordance with the interim reporting requirements of the SEC. As permitted under those rules, annual footnotes or other financial information that are normally required by Generally Accepted Accounting Principles in the United States of America ("U.S. GAAP") have been condensed or omitted. The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Note 2 — Recent Accounting Standards

Recently Adopted Accounting Standards

In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," which clarifies when changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is only required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. We adopted ASU 2017-09 on May 1, 2018. The new guidance must be applied prospectively to awards modified on or after the adoption date. The future impact of ASU 2017-09 will be dependent on the nature of future stock award modifications.

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

The effect of retrospectively adopting this guidance resulted in a reclassification of net benefits of $1.9 million from Operating and Administrative Expenses to Interest and Other Income on the Condensed Consolidated Statement of Operations for the three months ended July 31, 2017. The amount included in Interest and Other Income on the Condensed Consolidated Statement of Operations for the three months ended July 31, 2018 was a net benefit of $2.4 million. We do not capitalize any service costs.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that entities include restricted cash and restricted cash equivalents with cash and cash equivalents in the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. We adopted ASU 2016-18 on May 1, 2018. Retrospective transition method is to be applied to each period presented. The adoption of ASU 2016-18 did not have a material impact to our consolidated financial statements. As a result of this retrospective adoption, the reclassification of restricted cash into a change in total cash resulted in a reduction in Cash Used in Operating Activities of $0.6 million for the three months ended July 31, 2017. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statement of Financial Position that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

Index

Balance at the Beginning of Period	April 30, 2018	April 30, 2017
Cash and cash equivalents	$169,773	$58,516
Restricted cash included in Prepaid expenses and other current assets	484	—
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$170,257	$58,516

Balance at the End of Period	July 31, 2018	July 31, 2017
Cash and cash equivalents	$113,108	$84,113
Restricted cash included in Prepaid expenses and other current assets	484	632
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$113,592	$84,745

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory", which simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The new guidance states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this Standard eliminate the exception for an intra-entity transfer of an asset other than inventory. We adopted ASU 2016-16 on May 1, 2018. The adoption of ASU 2016-16 did not have a material impact to our condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which provides clarification on classifying a variety of activities within the Statement of Cash Flows. We adopted ASU 2016-15 on May 1, 2018. The adoption of ASU 2016-15 did not have a material impact to our condensed consolidated statements of cash flows.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." Subsequently, the FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments-Overall."  ASU 2016-01 requires equity investments except those under the equity method of accounting to be measured at fair value with the changes in fair value recognized in net income. The amendment simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. In addition, it also requires enhanced disclosures about investments. We adopted ASU 2016-01 on May 1, 2018. The adoption of ASU 2016- 01 did not have a material impact to our condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," (Topic 606) which superseded most existing revenue recognition guidance. We adopted ASU 2014-09 on May 1, 2018. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements. Subsequently, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations", ASU 2016-10, "Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing", ASU 2016-12, "Revenue from Contracts with Customers (Topic 606) – Narrow Scope Improvements and Practical Expedients", and ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," which provide clarification and additional guidance related to ASU 2014-09. We also adopted ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 with ASU 2014-09 (collectively, the "new revenue standard") on May 1, 2018.
We utilized a comprehensive approach to assess the impact of the new revenue standard on our contract portfolio by reviewing our current accounting policies and practices to identify differences that would result from applying the new revenue standard to our revenue contracts. Additionally, we reviewed customer agreements representative of our business models and assessed whether changes in revenue recognition were appropriate under the new revenue standard.
We adopted the new revenue standard as of May 1, 2018, using the modified retrospective method. The adoption of the new revenue standard did not have a material impact to our consolidated revenues, financial position, or results of operations. Upon adoption, we recorded an immaterial net increase to opening retained earnings resulting from the change in timing of when certain components of our revenue is recognized as required under the new revenue standard as compared to historical policies. Such changes include:

Index

(i)
perpetual licenses granted in connection with other deliverables, revenue that was previously recognized over the life of the associated subscription for future content is now recognized at a point in time, which is when access to content is initially granted,

(ii)
customers' unexercised rights; revenue which was previously recognized at the end of a pre-determined period for situations where we have received a nonrefundable payment for a customer to receive a good or service and the customer has not exercised such right is now recognized as revenue in proportion to the pattern of rights exercised by the customer,

(iii)	recognition of estimated revenue from royalty agreements in the period of usage, and
(iv)	recognition of revenue for certain arrangements with minimum guarantees on a time-based (straight-line) basis due to a stand-ready obligation to provide additional rights to content.

The adoption of the new revenue standard resulted in the discontinuance of the historical practice of presenting accounts receivable and deferred revenue balances on a net basis for some of our subscription licensing agreements where we have invoiced a customer in advance of the related revenue being recognized and payment has not yet been received. As of April 30, 2018, the amounts that were netted down from accounts receivable and deferred revenue were $59.5 million.

In addition, the adoption of the new revenue standard resulted in the reclassification of the sales return reserve provision to Contract Liability (Deferred Revenue) from Accounts Receivable, Net on the Condensed Consolidated Statement of Financial Position. As of April 30, 2018, the amount was $28.3 million.

The cumulative effect of the changes made to our consolidated balance sheet at May 1, 2018 as a result of adoption of the new revenue standard using the modified retrospective method were as follows:

	April 30, 2018	Adjustments due to Adoption	May 1, 2018
Assets
Accounts receivable, net	$212,377	$93,349	$305,726
Product development assets	78,814	(3,725)	75,089
Technology, property and equipment, net	289,934	(361)	289,573
Other non-current assets	85,802	5,274	91,076
Liabilities
Accrued royalties	73,007	(731)	72,276
Contract liability (Deferred revenue)	486,353	89,364	575,717
Deferred income tax liabilities	143,518	1,400	144,918
Retained earnings	$1,834,057	$4,503	$1,838,560

Impact of Changes in Accounting Policy Resulting from Adoption of the New Revenue Standard

The impact of the adoption of the new revenue standard was not material to our Condensed Consolidated Statement of Income for the three months ended July 31, 2018; therefore, we have omitted the disclosure that summarizes the effect of the revenue recognition standard by line item on our Condensed Consolidated Statement of Income. The impact to the Condensed Consolidated Statement of Financial Position was also not material by line item, except for the amount related to the netting down of the accounts receivable and deferred revenue as described above and a reclassification of the sales return reserve provision to contract liability from accounts receivable. As of July 31, 2018, the amount that would have been netted down from accounts receivable and deferred revenue prior to the adoption of the new revenue standard would have been $17.6 million. Due to the adoption of the new revenue standard, the sales return reserve provision amount that is included in Contract Liability (Deferred Revenue) on the Condensed Consolidated Statement of Financial Position as of July 31, 2018 was $28.2 million.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The standard is effective for us on May 1, 2020, and interim periods within that fiscal year, with early adoption permitted. We are currently assessing the impact the new guidance will have on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans."  ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures.  The standard is effective for us on May 1, 2021, with early adoption permitted.   The amendments in ASU 2018-14 would need to be applied on a retrospective basis.  We are currently assessing the impact the new guidance will have on our disclosures.

Index

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement."  ASU 2018-13 removes certain disclosures, modifies certain disclosures and added additional disclosures.  The standard is effective for us on May 1, 2020, with early adoption permitted.   Certain disclosures in ASU 2018-13 would need to be applied on a retrospective basis and others on a prospective basis.  We are currently assessing the impact the new guidance will have on our disclosures.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". Subsequently, in July 2018 the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements" and ASU 2018-10, "Codification Improvements to Topic 842, Leases".  ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. The standard is effective for us on May 1, 2019, with early adoption permitted. Adoption requires application of the new guidance to the beginning of the earliest period presented using a modified retrospective approach. ASU 2018-11 provides for an additional (and optional) transition method whereby we can recognize a cumulative-effect adjustment to the opening retained earnings in the period of adoption. In addition, ASU 2018-11 provides for a practical expedient to not separate nonlease components from the associated lease component if certain conditions are met.  We are currently assessing the impact the new guidance will have on our consolidated financial statements.

Note 3 — Revenue Recognition, Contracts with Customers

Revenue from contracts with customers is recognized using a five-step model consisting of the following: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) we satisfy a performance obligation. Performance obligations are satisfied when we transfer control of a good or service to a customer, which can occur over time or at a point in time. The amount of revenue recognized is based on the consideration to which we expect to be entitled in exchange for those goods or services, including the expected value of variable consideration. The customer's ability and intent to pay the transaction price is assessed in determining whether a contract exists with the customer. If collectability of substantially all the consideration in a contract is not probable, consideration received is not recognized as revenue unless the consideration is nonrefundable and we no longer have an obligation to transfer additional goods or services to the customer or collectability becomes probable.

Index

Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by segment and product type for the three months ended July 31, 2018 and 2017:

	2018				2017
	Research	Publishing	Solutions	Total	Research	Publishing	Solutions	Total
Research:
Journals Subscriptions	$165,958	$—	$—	$165,958	$168,325	$—	$—	$168,325
Open Access	10,943	—	—	10,943	8,803	—	—	8,803
Licensing, Reprints, Backfiles and Other	39,488	—	—	39,488	38,230	—	—	38,230
Publishing Technology Services (Atypon)	8,603	—	—	8,603	8,269	—	—	8,269
Publishing:
STM and Professional Publishing	—	66,064	—	66,064	—	63,600	—	63,600
Education Publishing	—	38,231	—	38,231	—	45,736	—	45,736
Course Workflow (WileyPLUS)	—	778	—	778	—	1,210	—	1,210
Test Preparation and Certification	—	11,406	—	11,406	—	11,490	—	11,490
Licensing, Distribution, Advertising and Other	—	8,442	—	8,442	—	9,242	—	9,242
Solutions:
Education Services (OPM)	—	—	29,160	29,160	—	—	26,337	26,337
Professional Assessment	—	—	15,799	15,799	—	—	14,887	14,887
Corporate Learning	—	—	16,029	16,029	—	—	15,315	15,315
Total	$224,992	$124,921	$60,988	$410,901	$223,627	$131,278	$56,539	$411,444

Description of Revenue Generating Activities

We generate our revenues from sales from our three reportable segments. We report our segment information in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 280, "Segment Reporting" ("FASB ASC Topic 280"). Our segment reporting structure consists of three reportable segments, which are listed below, and a Corporate category:
●	Research;
●	Publishing; and
●	Solutions

Research Segment

Included within the Research segment are the following revenue streams:
●	Journal Subscriptions
●	Open Access
●	Licensing, Reprints, Backfiles and Other
●	Publishing Technology Services (Atypon)

Journal Subscriptions

We publish approximately 1,700 academic research journals. We sell journal subscriptions directly through our sales representatives, indirectly through independent subscription agents, through promotional campaigns, and through memberships in professional societies for those journals that are sponsored by societies. Journal subscriptions are primarily licensed through contracts for digital content available online through Wiley Online Library. In March 2018, we migrated our Wiley Online Library platform to our Literatum platform, which we acquired as part of our purchase of Atypon in fiscal year 2017. Contracts are negotiated by us directly with customers or their subscription agents. Subscription periods typically cover calendar years. Print journals are generally mailed to subscribers directly from independent printers. We do not own or manage printing facilities. Subscription revenue is generally collected in advance.

Index

In a typical journal subscription sale, there is a written agreement between us and our customer that cover multiple years.  However, we typically account for these agreements as one-year contracts because our enforceable rights under the agreements are subject to an annual confirmation and negotiation process with the customer.

In journal subscriptions, multiple performance obligations exist, which include a stand-ready promise to provide access to new content for one year and a perpetual license for access to historical journal content. The transaction price consists of fixed consideration.

We allocate revenue to the stand-ready promise to provide access to new content for one year based on its standalone selling price and the revenue for new content is recognized over time as we have a continuous stand-ready obligation to provide the right of access to additional intellectual property. The allocation of revenue to the perpetual licenses for access to historical journal content is done using the expected cost plus a margin approach as permitted by the new revenue standard. Revenue is recognized at the point in time when access to historical content is initially granted.

Open Access

Under the Author-Funded Access business model, accepted research articles are published subject to payment of Article Publication Charges ("APC"). All Author-Funded Access articles are immediately free to access online. Contributors of Author-Funded Access articles retain many rights and typically license their work under terms that permit re-use. Author-Funded Access offers authors choices in how to share and disseminate their work, and it serves the needs of researchers who may be required by their research funder to make articles freely accessible without embargo. APCs are typically paid by the individual author or by the author's funder, and payments are often mediated by the author's institution. We provide specific workflows and infrastructure to authors, funders and institutions to support the requirements of the Author-Funded Access model.

Customers in open access are typically individual educational institutions or a consortium of universities. Under the Author-Funded Access model, we have a signed contract with the customer that contains enforceable rights.

The Author-Funded Access model in a typical model includes an over-time single performance obligation that combines a promise to host the customer's content on our open access platform, and a promise to provide a discount on APCs of eligible users (as defined in the contract) in exchange for an upfront payment. Enforceable right to payment occurs over time as we fulfill our obligation to provide a discount to eligible users, as defined, on future APCs. Therefore, the upfront payment is deferred and recognized over time.

Licensing, Reprints, Backfiles and Other

Licensing, Reprints, Backfiles, and Other includes advertising, backfile sales, the licensing of publishing rights, journal and article reprints, and individual article sales. A backfile license provides access to a historical collection of Wiley journals, generally for a one-time fee.

Within Licensing, the revenue derived from these contracts is primarily advance payments, including minimum guarantees and sales- or usage-based royalty agreements. For our sales-or usage based royalty agreements, we recognize revenue in the period of usage based on the amounts earned. We record revenue under these arrangements for the amounts due and not yet reported to us based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. We also have certain licenses whereby we receive a non-refundable minimum guarantee against a volume-based royalty throughout the term of the agreement. We recognize revenue for the minimum guarantee on a straight-line basis over the term of the agreement because of the stand-ready promise to provide updates during the subscription period. We recognize volume-based royalty income only when cumulative consideration exceeds the minimum guarantee.

Reprints contracts generally contain a single performance obligation which is the delivery of printed articles. Revenue is recognized at the time of delivery of the printed articles.

For Backfiles, the performance obligation is the granting of a functional intellectual property license. Revenue is recognized at the time the functional intellectual property license is granted.

Other includes our Article Select offering, whereby we have a single performance obligation to our customers to give access to an article through the purchase of a token. The customer redeems the token for access to the article for a 24-hour period. The customer purchases the tokens with an upfront cash payment. Revenue is recognized when access to the article is provided.

Publishing Technology Services (Atypon)

Atypon Systems, Inc. ("Atypon"), is a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content on the web through the Literatum platform. The duration of these contracts is generally multi-year ranging from 2-5 years. Atypon contracts typically include a single performance obligation for the implementation and hosting subscription services. The transaction price is fixed which may include price escalators that are fixed increases per year, and therefore, revenue is recognized upon the initiation of the subscription period and straight-lined over the contract period.

Index

Publishing Segment

Included within the Publishing segment are the following revenue streams:
●	STM (Scientific, Technical and Medical) and Professional Publishing;
●	Education Publishing;
●	Course Workflow (WileyPLUS);
●	Test Preparation and Certification; and,
●	Licensing, Distribution, Advertising and Other

STM (Scientific, Technical and Medical) and Professional Publishing and Education Publishing;

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

Education textbooks and related supplementary material and digital products are sold primarily to bookstores and online booksellers serving both for-profit and nonprofit educational institutions (primarily colleges and universities), and direct-to-students. We employ sales representatives who call on faculty responsible for selecting books to be used in courses, and on the bookstores that serve such institutions and their students. The textbook business is seasonal, with the majority of textbook sales occurring during the July-through-October and December-through-January periods. Book sales for STM, Professional and Education Publishing are generally made on a returnable basis with certain restrictions.

Our performance obligations as it relates to STM, Professional and Education Publishing are primarily book products delivered in both print and digital form which could include a single or multiple performance obligations based on the number of International Standard Book Number ("ISBN's") purchased.

This revenue stream also includes variable consideration as it relates to discounts and returns for both print and digital books.  Discounts are identifiable by performance obligation and therefore are applied at the point of sale by performance obligation. The process that we use to determine our sales returns and the related reserve provision charged against revenue is based on applying an estimated return rate to current year returnable print book sales. This rate is based upon an analysis of actual historical return experience in the various markets and geographic regions in which we do business. We collect, maintain and analyze significant amounts of sales returns data for large volumes of homogeneous transactions. This allows us to make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Associated with the estimated sales return reserves, we also include a related reduction in inventory and royalty costs as a result of the expected returns.

As it relates to print and digital books within the STM, Professional and Education Publishing, revenue is recognized at the point when control of product transfers, which for print is upon shipment or for digital when fulfillment of the products has been rendered.

Course Workflow (WileyPLUS)

We offer high-quality online learning solutions, including WileyPLUS, a research-based, online environment for effective teaching and learning that is integrated with a complete digital textbook. Course Workflow customers purchase access codes to utilize the product.  This could include a single or multiple performance obligations based on the number of course ISBN's purchased. Revenue is recognized from the point in time when the access codes are activated and then over the applicable semester term such product relates to.

Index

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

Test Preparation and Certification contracts are generally three-year agreements. This revenue stream includes multiple performance obligations as it relates to the on-line and printed course materials, including such items as text books, e-books, video lectures, flashcards, study guides and test banks. The transaction price is fixed; however, discounts are offered and returns of certain products are allowed. We allocate revenue to each performance obligation based on its standalone selling price.  Depending on the performance obligation, revenue is recognized at the time the product is delivered and control has passed to the customer or over time due to our stand-ready obligation to provide updates to the customer.

Licensing, Distribution, Advertising and Other

Licensing and distribution services are made available to other publishers under agency arrangements. We also engage in co-publishing titles with international publishers and receive licensing revenue from photocopies, reproductions, translations, and digital uses of our content. Wiley also realizes advertising revenue from branded Web sites (e.g., Dummies.com, etc.) and online applications. Licensing, Distribution, Advertising and Other contracts are generally multi-year agreements.

Revenue derived from our licensing contracts is primarily advance payments and sales- or usage-based royalties. Revenue for advance payments is recognized at the point in time that the functional intellectual property license is granted. For sales- or usage- based royalties, we record revenue under these arrangements for the amounts due and not yet reported to us based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts.

Solutions Segment

Included within the Solutions segment are the following revenue streams:
●	Education Services (OPM);
●	Professional Assessment; and,
●	Corporate Learning

Education Services (OPM)

As student demand for online degree and certificate programs continues to increase, traditional institutions are partnering with Online Program Management ("OPM") providers to develop and support these programs. Education Services (OPM) include market research, marketing, student recruitment, enrollment support, proactive retention support, academic services to design courses, faculty support, and access to the Engage Learning Management System, which facilitates the online education experience. Revenue is derived from pre-negotiated contracts with institutions that provide for a share of tuition generated from students who enroll in a program. The duration of Education Services (OPM) contracts are generally multi-year agreements ranging from a period of 7-10 years, with some having optional renewal periods.

Education Services (OPM) includes a single performance obligation for the services provided because of the integrated technology and services our institutional clients need to attract, enroll, educate and support students. Consideration is variable since it is based on the number of students enrolled in a program. We begin to recognize revenue at the start of the delivery of the class within a semester, which is also the point at which the variable consideration contingency is resolved.

Professional Assessment

Our Professional Assessment services include pre-hire screening and post-hire personality assessments, which are delivered to business customers through online digital delivery platforms, either directly or through an authorized distributor network of independent consultants, trainers, and coaches. Professional Assessment services contracts are generally one year.

Professional Assessment includes a performance obligation to stand ready to provide assessments to our distributor's customers or to provide assessments direct to a customer. Revenue for Professional Assessments is recognized at the time the product or service is provided or delivered. Consideration is allocated to assessments based on standalone selling prices. In addition, as it relates to Professional Assessments customers' unexercised rights for situations where we have received a nonrefundable payment for a customer to receive a good or service and the customer is not expected to exercise such right, we will recognize such "breakage" amounts as revenue in proportion to the pattern of rights exercised by the customer.

Index

Corporate Learning

The Corporate Learning business offers online learning and training solutions for global corporations, universities, and small and medium-sized enterprises, which are sold on a subscription or fee basis. Learning formats and modules on topics such as leadership development, value creation, client orientation, change management and corporate strategy are delivered on a cloud-based Learning Management System ("LMS") platform that hosts over 20,000 content assets (videos, digital learning modules, written files, etc.) in 17 languages. Its Mohive offering also provides a collaborative e-learning publishing and program creation system. Revenue growth is derived from legacy markets, such as France, England, and other European markets, and newer markets, such as the U.S. and Brazil. In addition, content and LMS offerings are continuously refreshed and expanded to serve a wider variety of customer needs. These digital learning solutions are sold directly to corporate customers either direct or through our partners. Corporate Learning contracts are generally multi-year agreements.

The transaction price consists of fixed consideration that is determined at the beginning of each year and received at the same time. Within Corporate Learning there are multiple performance obligations which includes the licenses to learning content and the learning application. Revenue is recognized over time as we have a continuous obligation to provide the right of access to the intellectual property which includes the licenses and learning applications.

Accounts Receivable, net and Contract Liability (Deferred Revenue) Balances

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue when, or as, control of the products or services are transferred to the customer and all revenue recognition criteria have been met.

The following table provides information about receivables and contract liabilities from contracts with customers.

	July 31, 2018	April 30, 2018 (1)	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net (2)	$272,143	$212,377	$59,766
Contract liability (Deferred revenue) (2)	392,309	486,353	(94,044)
Contract liability (included in Other Long-Term Liabilities)	$14,844	$—	$14,844

(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
(2) Due to the adoption of the new revenue standard, the sales return reserve as of July 31, 2018 of $28.2 million is recorded in Contract Liability (Deferred Revenue). In prior periods, it was recorded as a reduction to Accounts Receivable, net on the Condensed Consolidated Statement of Financial Position.

Revenue recognized for the three months ended July 31, 2018 relating to the contract liability at April 30, 2018 was $196.3 million.

Remaining Performance Obligations

As of July 31, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $407.2 million. We expect that approximately $392.3 million will be recognized in the next twelve months with the remaining $14.9 million to be recognized thereafter.

Assets Recognized for the Costs to Fulfill a Contract

Costs to fulfill a contract are directly related to a contract that will be used to satisfy a performance obligation in the future, and are expected to be recovered. These types of costs are incurred in the following revenue streams, (1) Publishing Technology Services (Atypon) and (2) Education Services (OPM).

Our assets associated with incremental costs to fulfill a contract were $5.7 million at July 31, 2018 and are included within Other Non-Current Assets on our Condensed Consolidated Balance Sheet. We recorded amortization expense of $0.8 million during the three months ended July 31, 2018 related to these assets within Cost of Sales on the Condensed Consolidated Statements of Income. The costs related to Education Services (OPM) were previously included in Product Development Assets on our Condensed Consolidated Statement of Financial Position. Certain costs related to Publishing Technology Services (Atypon) were previously included in Technology, Property and Equipment, net on our Condensed Consolidated Statement of Financial Position.

Index

Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Publishing segment, occur before the transfer of control of the related goods. Therefore, in accordance with the new revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are reflected in Operating and Administrative Expenses on the Condensed Consolidated Statements of Income. We incurred $7.9 million and $7.8 million in shipping and handling costs in the three months ended July 31, 2018 and 2017, respectively.

Note 4 — Stock-Based Compensation

We have stock-based compensation plans under which employees may be granted performance-based stock awards and other restricted stock awards.  Prior to fiscal year 2017, we also granted options to purchase shares of our common stock at the fair market value at the time of grant. We recognize the grant date fair value of stock-based compensation in net income on a straight-line basis, net of estimated forfeitures over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended July 31, 2018 and 2017, we recognized stock-based compensation expense (benefit), on a pre-tax basis, of $3.9 million and $(1.5) million, respectively.

The following table summarizes restricted stock awards we granted:

	Three Months Ended July 31,
	2018	2017
Restricted Stock:
Awards granted	230	387
Weighted average fair value of grant	$66.55	$51.35

Note 5 — Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three months ended July 31, 2018 and 2017 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total
Balance at April 30, 2018	$(251,573)	$(191,026)	$3,019	$(439,580)
Other comprehensive (loss) income before reclassifications	(40,325)	7,720	70	(32,535)
Amounts reclassified from accumulated other comprehensive loss	—	1,091	(722)	369
Total other comprehensive (loss) income	(40,325)	8,811	(652)	(32,166)
Balance at July 31, 2018	$(291,898)	$(182,215)	$2,367	$(471,746)

Balance at April 30, 2017	$(319,212)	$(190,502)	$2,427	$(507,287)
Other comprehensive income (loss) before reclassifications	27,405	(3,017)	(432)	23,956
Amounts reclassified from accumulated other comprehensive loss	—	1,070	71	1,141
Total other comprehensive income (loss)	27,405	(1,947)	(361)	25,097
Balance at July 31, 2017	$(291,807)	$(192,449)	$2,066	$(482,190)

During the three months ended July 31, 2018 and 2017, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $1.4 million in each period were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses and Interest and Other Income in the Condensed Consolidated Statements of Income.

Index

Note 6 — Reconciliation of Weighted Average Shares Outstanding and Share Repurchases

A reconciliation of the shares used in the computation of earnings per share follows:

	Three Months Ended July 31,
	2018	2017
Weighted average shares outstanding	57,510	57,188
Less: Unvested restricted shares	(80)	(172)
Shares used for basic earnings per share	57,430	57,016
Dilutive effect of stock options and other stock awards	684	693
Shares used for diluted earnings per share	58,114	57,709

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 292,852 shares of Class A Common Stock have been excluded for the three months ended July 31, 2017. There were no options excluded for the three months ended July 31, 2018.

There were no restricted shares excluded for the three months ended July 31, 2018 and July 31, 2017.

During the three months ended July 31, 2018 and 2017, we repurchased 125,932 and 265,158 shares of Class A common stock at an average price of $63.48 and $52.86, respectively.

On June 21, 2018, our Board of Directors declared a quarterly cash dividend of $0.33 per common share, or $19.0 million, on our Class A and Class B common stock. The dividend was paid on July 18, 2018 to shareholders of record on July 3, 2018.

Note 7 — Restructuring and Related Charges

Beginning in fiscal year 2013, we initiated a program (the "Restructuring and Reinvestment Program") to restructure and realign our cost base with current and anticipated future market conditions. We are targeting most of the cost savings achieved to improve margins and earnings, with the remainder reinvested in growth opportunities.

The following tables summarize the pre-tax restructuring (credits) charges related to this program:

	Three Months Ended July 31,		Total Charges
	2018	2017	Incurred to Date
(Credits) Charges by Segment:
Research	$(980)	$4,836	$24,433
Publishing	(668)	7,254	38,263
Solutions	(257)	2,795	5,990
Corporate Expenses	(4,181)	10,844	91,738
Total Restructuring and Related (Credits) Charges	$(6,086)	$25,729	$160,424

(Credits) Charges by Activity:
Severance	$(5,778)	$24,721	$109,025
Process Reengineering Consulting	135	1,521	20,764
Other Activities	(443)	(513)	30,635
Total Restructuring and Related (Credits) Charges	$(6,086)	$25,729	$160,424

The credits in Severance activities for the first quarter of 2019 primarily reflect changes in the number of headcount reductions and estimates for previously accrued benefit costs. Other Activities in the first quarter of fiscal year 2019 and 2018 include leased facility consolidations and contract termination costs, the first quarter of fiscal year 2018 also includes charges related to the curtailment of certain defined benefit pension plans.

Index

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the three months ended July 31, 2018:

	April 30, 2018	(Credits) Charges	Payments	Foreign Translation & Reclassifications	July 31, 2018
Severance	$17,279	$(5,778)	$(4,928)	$(278)	$6,295
Process Reengineering Consulting	—	135	(41)	—	94
Other Activities	2,772	(443)	(549)	532	2,312
Total	$20,051	$(6,086)	$(5,518)	$254	$8,701

The restructuring liability as of July 31, 2018 for accrued severance costs is reflected in Accrued Employment Costs in the Condensed Consolidated Statement of Financial Position. The liability as of July 31, 2018, for Process Reengineering Consulting costs is reflected in Other Accrued Liabilities. As of July 31, 2018, approximately $1.0 million and $1.3 million of the Other Activities are reflected in Other Accrued Liabilities and Other Long-Term Liabilities, respectively.

The amount included in Other Long-Term Liabilities that relates to Other Activities is expected to be paid starting in 2020 until 2022.

Note 8 — Segment Information

We report our segment information in accordance with the provisions of FASB Accounting Standards Codification ("ASC") Topic 280, "Segment Reporting."

Segment information is as follows:

	Three Months Ended July 31,
	2018	2017 (1)
Revenue:
Research	$224,992	$223,627
Publishing	124,921	131,278
Solutions	60,988	56,539
Total Revenue	$410,901	$411,444

Contribution to Profit:
Research	$57,126	$60,462
Publishing	13,720	4,470
Solutions	3,224	(1,968)
Total Contribution to Profit (1)	$74,070	$62,964
Corporate Expenses (1)	(37,930)	(50,394)
Operating Income (1)	$36,140	$12,570

(1)
Due to the retrospective adoption of ASU 2017-07, total net benefits of $1.9 million related to the non-service components of defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest Income and Other. Refer to Note 2, "Recent Accounting Standards," in the Notes to Condensed Consolidated Financial Statements for more information. The impact of the reclassification on Contribution to Profit by segment for the three months ended July 31, 2017 was $1.0 million in Research, $0.5 million in Publishing, and $0.4 million in Corporate expenses.

Index

Note 9 — Inventories

Inventories were as follows:

	July 31, 2018	April 30, 2018
Finished goods	$33,388	$36,503
Work-in-process	2,414	2,139
Paper and other materials	696	550
	$36,498	$39,192
Inventory value of estimated sales returns	4,478	4,626
LIFO reserve	(4,404)	(4,329)
Total inventories	$36,572	$39,489

Note 10 — Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill by segment as of July 31, 2018:

	April 30, 2018	Foreign Translation Adjustment	July 31, 2018
Research	$463,419	$(17,787)	$445,632
Publishing	295,401	(4,925)	290,476
Solutions	260,981	—	260,981
Total	$1,019,801	$(22,712)	$997,089

Intangible Assets

Identifiable intangible assets, net consisted of the following:

	July 31, 2018	April 30, 2018
Intangible Assets with Determinable Lives, net:
Content and Publishing Rights	$415,482	$436,760
Customer Relationships	157,196	161,729
Brands and Trademarks	14,679	16,100
Covenants not to Compete	602	655
Total	587,959	615,244
Intangible Assets with Indefinite Lives:
Brands and Trademarks	132,832	138,589
Content and Publishing Rights	90,367	94,238
Total	223,199	232,827
Total Intangible Assets, Net	$811,158	$848,071

In conjunction with a business review performed in the Publishing segment associated with the restructuring activities discussed above, in the first quarter of fiscal year 2018, we identified an indefinite lived brand with forecasted cash flows that did not support its carrying value. As a result, an impairment charge of $3.6 million was recorded in the first quarter of fiscal year 2018 to reduce the carrying value of the brand to its fair value of $1.2 million, which is being amortized over an estimated useful life of 5 years. This impairment charge was included in Operating and Administrative Expenses in the Condensed Consolidated Statements of Income for fiscal year 2018.

Index

Note 11 — Income Taxes

The following table summarizes the effective tax rate for the three months ended July 31, 2018 and 2017:

	Three Months Ended July 31,
	2018	2017
Effective tax rate as reported	22.8%	(51.5)%
Impact of restructuring and impairment charges	(0.1)%	69.6%
Effective tax rate excluding the impact of restructuring and impairment charges	22.7%	18.1%

The effective tax rate in the first quarter of fiscal year 2019 was 22.8%, compared to a benefit of 51.5% in the first quarter of fiscal year 2018. Fiscal year 2018 benefitted from significant restructuring and impairment charges in relatively high tax rate jurisdictions. Excluding these items, the effective tax rate for the first quarter of fiscal year 2018 was 18.1%. The increase in rate in fiscal year 2019 excluding the impact of restructuring and impairment charges compared to fiscal year 2018 was primarily due to large equity compensation deductions from significant vesting of restricted stock and other adjustments in the first quarter of fiscal year 2018 that were not significant for the first quarter of fiscal year 2019. This was partially offset by net benefits from the Tax Act and a more favorable earnings mix in fiscal 2019 compared to the first quarter of fiscal year 2018.

The Tax Act

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation originally known as the Tax Cuts and Jobs Act of 2017 (the "Tax Act").  The Tax Act significantly revised the future ongoing U.S. corporate income tax system by, among other changes, the following:
	lowering the U.S. federal corporate income tax rate to 21% with a potentially lower rate for certain foreign derived income;
	accelerating deductions for certain business assets;
	changing the U.S. system from a worldwide tax system;
	requiring companies to pay a one-time transition tax on post-1986 unrepatriated cumulative non-U.S. earnings and profits ("E&P") of foreign subsidiaries;
	eliminating certain deductions such as the domestic production deduction;
	establishing limitations on the deductibility of certain expenses including interest and executive compensation; and
	creating new taxes on certain foreign earnings.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows us to record provisional amounts related to the Tax Act during a measurement period not to extend beyond one year of the enactment date.  In fiscal year 2018, we estimated a provisional estimated net tax benefit of $25.1 million related to the Tax Act. We are still analyzing certain aspects of the Tax Act and refining our calculations, including our estimates of expected reversals, which could affect the measurement of these balances and give rise to new deferred tax amounts. As the Tax Act was passed late in December 2017 and ongoing guidance and accounting interpretation are expected over the 12 months following enactment, we consider the accounting for the transition tax and other items included last year, as well as items described below which were included in the three months ended July 31, 2018, to be provisional due to the forthcoming guidance and our ongoing analysis of final data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

The Tax Act created new taxes, effective for us on May 1, 2018, including a provision designed to tax certain global income ("GILTI"), a base erosion anti-abuse tax ("BEAT") as well as a new deduction for certain foreign derived intangible income ("FDII"). We recorded a minor provisional expense during the three months ended July 31, 2018. We expect to adjust this provisional amount as additional guidance is provided.

Index

Note 12 — Retirement Plans

The components of net pension expense (income) for our global defined benefit plans were as follows:

	Three Months Ended July 31,
	2018	2017
Service cost	$233	$230
Interest cost	6,212	6,252
Expected return on plan assets	(9,902)	(9,657)
Net amortization of prior service cost	(24)	(25)
Unrecognized net actuarial loss	1,434	1,501
Net pension income	$(2,047)	$(1,699)

We adopted ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," on May 1, 2018.  Refer to Note 2, "Recent Accounting Standards," in the Notes to Condensed Consolidated Financial Statements for more information. The guidance requires that the service cost component of net pension and postretirement benefit costs be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Such amounts are reflected in Operating and Administrative Expenses on our Condensed Consolidated Statement of Operations. The guidance requires that the other components of net benefit costs be reported separately from the service cost component and below operating income. Such amounts are reflected in Interest Income and Other on our Condensed Consolidated Statement of Operations. We were required to retrospectively adopt this guidance.

Employer defined benefit pension plan contributions were $3.6 million and $2.8 million for the three months ended July 31, 2018 and 2017, respectively.

The expense for employer defined contribution plans were approximately $4.5 million and $4.9 million for the three months ended July 31, 2018 and 2017, respectively.

Note 13 — Derivative Instruments and Hedging Activities

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

Interest Rate Contracts

We had $507.5 million of variable rate loans outstanding at July 31, 2018, which approximated fair value. We had $360.0 million of variable rate loans outstanding at April 30, 2018, which approximated fair value.

As of July 31, 2018 and 2017 the interest rate swap agreements maintained by us were designated as cash flow hedges as defined under ASC 815 "Derivatives and Hedging". As a result, there was no impact on our Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps as they were fully offset by changes in the interest expense on the underlying variable rate debt instruments.

On April 4, 2016, we entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, we pay a fixed rate of 0.92% and receive a variable rate of interest based on one-month LIBOR from the counterparty which is reset every month for a three-year period ending May 15, 2019. As of July 31, 2018 and April 30, 2018, the notional amount of the interest rate swap was $350 million.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of July 31, 2018 and April 30, 2018 was a deferred gain of $4.3 million and $5.1 million, respectively. Based on the maturity dates of the contracts, the entire deferred gain as of July 31, 2018 was recorded within Prepaid Expenses and Other Current Assets and as of April 30, 2018 was recorded within Other Non-Current Assets. The pre-tax gains (losses) that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended July 31, 2018 and 2017 were $1.0 million and $0.1 million, respectively.

Index

Foreign Currency Contracts

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

As of July 31, 2018, and April 30, 2018, we did not maintain any open forward exchange contracts.

Note 14 — Commitments and Contingencies

We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel.  In the opinion of management, the ultimate resolution of all pending litigation as of July 31, 2018, will not have a material effect upon our Condensed Consolidated Financial Condition or Results of Operations.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read together with our Condensed Consolidated Financial Statements and related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2018 Form 10-K and our Consolidated Financial Statements and related notes set forth in Item 8 of Part II of our 2018 Form 10-K. See Part II, Item 1A, "Risk Factors," below and "Cautionary Notice Regarding Forward-Looking Statements "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995," above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in thousands, except per share amounts or where otherwise noted. When we cross-reference to a "Note," we are referring to our "Notes to Unaudited Condensed Consolidated Financial Statements," unless the context indicates otherwise.

RESULTS OF OPERATIONS – FIRST QUARTER ENDED JULY 31, 2018

CONSOLIDATED OPERATING RESULTS

Revenue:

Revenue for the first quarter of fiscal year 2019 was consistent with that of the prior year. On a constant currency basis, revenue decreased $2.9 million, or 1%, mainly driven by declines in Education Publishing and Journal Subscriptions, partially offset by growth in Education Services (OPM), Open Access and STM and Professional Publishing.

See the "Segment Operating Results" below for additional details on each segment's revenue and contribution to profit performance.

Cost of Sales:

Cost of sales for the first quarter of fiscal year 2019 approximated that of the prior year. On a constant currency basis, cost of sales decreased $1.1 million, or 1%. The constant currency decrease was primarily a result of lower inventory costs and lower sales volumes in Education Publishing, partially offset by higher royalty costs.

Gross Profit Margin:

Gross profit margin for the first quarter of fiscal year 2019 was 72% and was flat compared to prior year. On a constant currency basis, gross profit margin improved slightly.

Operating and Administrative Expenses:

Operating and administrative expenses for the first quarter of fiscal year 2019 increased $8.0 million, or 3% to $253.8 million as compared with prior year. On a constant currency basis, operating and administrative expenses increased $6.0 million, or 2%. The increase was primarily due to higher technology costs of $3 million due to the timing of spending, and higher costs related to increased resources in marketing, editorial and content management of $5 million. These factors were partially offset by an impairment charge in the prior year related to one of our Publishing brands of $4 million.

Restructuring and Related (Credits) Charges:

Beginning in fiscal year 2013, we initiated a program (the "Restructuring and Reinvestment Program") to restructure and realign our cost base with current and anticipated future market conditions. We are targeting most of the cost savings achieved to improve margins and earnings, with the remainder reinvested in growth opportunities.

Index

In the first quarter of fiscal years 2019 and 2018, we recorded pre-tax restructuring (credits) charges of $(6.1) million and $25.7 million, respectively, related to this program. These (credits) charges are reflected in Restructuring and Related (Credits) Charges in the Condensed Consolidated Statements of Income and summarized in the following table:

	Three Months Ended July 31,		Total Charges
	2018	2017	Incurred to Date
(Credits) Charges by Segment:
Research	$(980)	$4,836	$24,433
Publishing	(668)	7,254	38,263
Solutions	(257)	2,795	5,990
Corporate Expenses	(4,181)	10,844	91,738
Total Restructuring and Related (Credits) Charges	$(6,086)	$25,729	$160,424

(Credits) Charges by Activity:
Severance	(5,778)	$24,721	109,025
Process Reengineering Consulting	135	1,521	20,764
Other Activities	(443)	(513)	30,635
Total Restructuring and Related (Credits) Charges	$(6,086)	$25,729	$160,424

The credits in Severance activities for the first quarter of 2019 primarily reflect changes in the number of headcount reductions and estimates for previously accrued benefit costs. Other Activities in the first quarter of fiscal year 2019 and 2018 include leased facility consolidations and contract termination costs, the first quarter of fiscal year 2018 also includes charges related to the curtailment of certain defined benefit pension plans.

Amortization of Intangibles:

Amortization of intangibles was $12.7 million in the first quarter of fiscal year 2019, an increase of $0.1 million as compared with prior year. On a constant currency basis, amortization of intangibles decreased 1%.

Interest Expense:

Interest expense for the first quarter of fiscal year 2019 decreased $0.5 million to $2.8 million on a reported and on a constant currency basis. This decrease was due to lower average debt balances outstanding, partially offset by a higher weighted average effective borrowing rate.

Foreign Exchange Transaction Losses:

Foreign exchange transaction losses were $1.7 million in the first quarter of fiscal year 2019 and were primarily due to the impact of the change in average foreign exchange rates as compared to the U.S. dollar on our intercompany accounts receivable and payable balances. In the first quarter of fiscal year 2018, foreign exchange transaction losses were $5.1 million which were primarily related to the impact of changes in foreign exchange rates on foreign denominated intercompany loans.

Provision for Income Taxes:

The following table summarizes the effective tax rate for the three months ended July 31, 2018 and 2017:

	Three Months Ended July 31,
	2018	2017
Effective tax rate as reported	22.8%	(51.5)%
Impact of restructuring and impairment charges	(0.1)%	69.6%
Effective tax rate excluding the impact of restructuring and impairment charges	22.7%	18.1%

The effective tax rate in the first quarter of fiscal year 2019 was 22.8%, compared to a benefit of 51.5% in the first quarter of fiscal year 2018. Fiscal year 2018 benefitted from significant restructuring and impairment charges in relatively high tax rate jurisdictions. Excluding these items, the effective tax rate for the first quarter of fiscal year 2018 was 18.1%. The increase in rate in fiscal year 2019 excluding the impact of restructuring and impairment charges compared to fiscal year 2018 was primarily due to large equity compensation deductions from significant vesting of restricted stock and other adjustments in the first quarter of fiscal year 2018 that were not significant for the first quarter of fiscal year 2019. This was partially offset by net benefits from the Tax Act and a more favorable earnings mix in fiscal 2019 compared to the first quarter of fiscal year 2018.

Index

The Tax Act

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation originally known as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Tax Act significantly revised the future ongoing U.S. corporate income tax system by, among other changes, the following:
·	lowering the U.S. federal corporate income tax rate to 21% with a potentially lower rate for certain foreign derived income;
·	accelerating deductions for certain business assets;
·	changing the U.S. system from a worldwide tax system;
·	requiring companies to pay a one-time transition tax on post-1986 unrepatriated cumulative non-U.S. earnings and profits ("E&P") of foreign subsidiaries;
·	eliminating certain deductions such as the domestic production deduction;
·	establishing limitations on the deductibility of certain expenses including interest and executive compensation; and
·	creating new taxes on certain foreign earnings.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows us to record provisional amounts related to the Tax Act during a measurement period not to extend beyond one year of the enactment date. In fiscal year 2018, we estimated a provisional estimated net tax benefit of $25.1 million related to the Tax Act. We are still analyzing certain aspects of the Tax Act and refining our calculations, including our estimates of expected reversals, which could affect the measurement of these balances and give rise to new deferred tax amounts. As the Tax Act was passed late in December 2017 and ongoing guidance and accounting interpretation are expected over the 12 months following enactment, we consider the accounting for the transition tax and other items included last year, as well as items described below which were included in the first quarter of fiscal year 2019, to be provisional due to the forthcoming guidance and our ongoing analysis of final data and tax positions.  We expect to complete our analysis within the measurement period in accordance with SAB 118.

The Tax Act created new taxes, effective for us on May 1, 2018, including a provision designed to tax certain global income ("GILTI"), a base erosion anti-abuse tax ("BEAT") as well as a new deduction for certain foreign derived intangible income ("FDII"). We recorded a minor provisional expense during the first quarter of fiscal year 2019. We expect to adjust this provisional amount as additional guidance is provided.

Diluted Earnings per Share ("EPS"):

EPS for the first quarter of fiscal year 2019 was $0.45 per share compared with $0.16 per share in the prior year. EPS results included the following items, which impacted comparability:

	Three Months Ended July 31,
	2018	2017
Restructuring credits (charges)	$0.08	$(0.35)
Foreign exchange losses on intercompany transactions	(0.05)	(0.08)
Total net impact	$0.03	$(0.43)

Excluding the impact of the items included above, Adjusted EPS for the first quarter of fiscal year 2019 decreased 28% to $0.43 per share compared with $0.59 per share in the prior year. On a constant currency basis, Adjusted EPS decreased 29% due to lower operating income.

Index

SEGMENT OPERATING RESULTS

	Three Months Ended July 31,			% change
RESEARCH:	2018	2017 (a)	% change	w/o FX (b)
Revenue:
Journal Subscriptions	$165,958	$168,325	(1)%	(2)%
Open Access	10,943	8,803	24%	22%
Licensing, Reprints, Backfiles, and Other	39,488	38,230	3%	2%
Total Journal Revenue	216,389	215,358	—	—

Publishing Technology Services (Atypon)	8,603	8,269	4%	4%

Total Research Revenue	224,992	223,627	1%	—

Cost of Sales	61,468	59,475	3%	3%

Gross Profit	163,524	164,152	—	—
Gross Profit Margin	72.7%	73.4%

Operating Expenses	(100,284)	(91,885)	9%	8%
Amortization of Intangibles	(7,094)	(6,969)	2%	—
Restructuring Credits (Charges) (See Note 7)	980	(4,836)	#	#

Contribution to Profit	$57,126	$60,462	(6)%	(13)%
Contribution Margin	25.4%	27.0%

(a)
Due to the retrospective adoption of ASU 2017-07, total net benefits related to defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest and Other Income. The amount for the three months ended July 31, 2017 for the Research segment was $1.0 million. Refer to Note 2, "Recent Accounting Standards," in the Notes to Condensed Consolidated Financial Statements for more information.

(b)	Adjusted to exclude FX impact and Restructuring Credits (Charges).

# Not meaningful

Revenue:

Research revenue increased 1% to $225.0 million, and was flat on a constant currency basis as compared with prior year, primarily due to the following:
·	Growth in revenue from existing titles within Open Access; and, to a lesser extent,
·	Increase in revenue from Licensing, Reprints, Backfiles and Other due to the timing of when revenue is recognized as a result of the adoption of Topic 606 in fiscal year 2019.

These factors were offset by a decrease in Journal Subscriptions' revenue due to the timing of publications.

Gross Profit:

Gross profit was flat as compared with prior year and on a constant currency basis.

Contribution to Profit:

Contribution to profit decreased 6% to $57.1 million in the first quarter of fiscal year 2019 as compared with the prior year. On a constant currency basis and excluding restructuring credits (charges), contribution to profit decreased 13% compared with prior year. This decrease was due to higher operating costs which included resources to support content management and marketing and to a lesser extent, higher investment in technology.

Index

Society Partnerships:

For the first quarter of fiscal year 2019,
·	7 new society journals were signed with combined annual revenue of $1.8 million.
·	16 renewals/extensions were signed with $7.9 million in combined annual revenue.
·	There were no journal contracts that were not renewed.

	Three Months Ended July 31,			% change
PUBLISHING:	2018	2017 (a)	% change	w/o FX (b)
Revenue:
STM and Professional Publishing	$66,064	$63,600	4%	3%
Education Publishing	38,231	45,736	(16)%	(16)%
Course Workflow (WileyPLUS)	778	1,210	(36)%	(35)%
Test Preparation and Certification	11,406	11,490	(1)%	—
Licensing, Distribution, Advertising and Other	8,442	9,242	(9)%	(10)%

Total Publishing Revenue	124,921	131,278	(5)%	(5)%

Cost of Sales	41,238	44,377	(7)%	(7)%

Gross Profit	83,683	86,901	(4)%	(3)%
Gross Profit Margin	67.0%	66.2%

Operating Expenses	(68,416)	(69,365)	(1)%	(2)%
Amortization of Intangibles	(2,215)	(2,212)	—	—
Restructuring Credits (Charges) (see Note 7)	668	(7,254)	#	#
Publishing brand impairment charge	—	(3,600)	(100)%	(100)%

Contribution to Profit	$13,720	$4,470	#	(16)%
Contribution Margin	11.0%	3.4%

(a)
Due to the retrospective adoption of ASU 2017-07, total net benefits related to defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest and Other Income. The amount for the three months ended July 31, 2017 for the Publishing segment was $0.5 million. Refer to Note 2, "Recent Accounting Standards," in the Notes to Condensed Consolidated Financial Statements for more information.

(b) Adjusted to exclude FX impact and Restructuring Credits (Charges).

# Not meaningful

Revenue:

Publishing revenue decreased 5% to $124.9 million on a reported and on a constant currency basis as compared with prior year. The decrease was primarily due to a decline in Education Publishing due to a continued shift in market demand for print. This was partially offset by an increase in STM and Professional Publishing primarily due to increased demand.

Gross Profit:

Gross Profit decreased 4% as compared with prior year, and 3% on a constant currency basis, due to the decline in Education Publishing sales and, to a lesser extent, lower inventory costs.

Contribution to Profit:

Contribution to profit increased to $13.7 million due to restructuring and brand impairment charges in the prior year.  On a constant currency basis and excluding restructuring credits (charges) and a brand impairment charge in the first quarter of fiscal year 2018, contribution to profit decreased 16% compared with prior year. This decrease was primarily due to lower gross profit.

Index

	Three Months Ended July 31,			% change
SOLUTIONS:	2018	2017	% change	w/o FX (a)
Revenue:
Education Services (OPM)	$29,160	$26,337	11%	11%
Professional Assessment	15,799	14,887	6%	6%
Corporate Learning	16,029	15,315	5%	2%

Total Solutions Revenue	60,988	56,539	8%	7%

Cost of Sales	11,680	10,926	7%	6%

Gross Profit	49,308	45,613	8%	9%
Gross Profit Margin	80.8%	80.7%

Operating Expenses	(42,967)	(41,348)	4%	3%
Amortization of Intangibles	(3,374)	(3,438)	(2)%	(3)%
Restructuring Credits (Charges) (see Note 7)	257	(2,795)	#	#

Contribution to Profit	$3,224	$(1,968)	#	#
Contribution Margin	5.3%	(3.5)%

(a)	Adjusted to exclude FX impact and Restructuring Credits (Charges).

# Not meaningful

Revenue:

Solutions revenue increased 8% to $61.0 million, or 7% on a constant currency basis, as compared with prior year. The increase was mainly driven by higher revenue in Education Services (OPM), including tuition revenue growth due to higher enrollments; and to a lesser extent, higher revenue in Professional Assessment.

Gross Profit:

Gross profit increased 8% to $49.3 million, or 9% on a constant currency basis, as compared with prior year. The increase primarily reflected the impact of higher revenues as noted above.

Contribution to Profit:

Contribution to profit increased to $3.2 million in the first quarter of fiscal year 2019 compared with a loss of $2.0 million in the prior year period.  Excluding restructuring credits (charges), contribution to profit increased mainly due to the improvement in gross profit, partially offset by higher operating expenses. Operating expenses increased due to higher advertising and marketing expenses to support sales growth, and technology costs. These factors were partially offset by lower sales costs.

Education Services (OPM) Partners and Programs:

As of July 31, 2018, Wiley had 35 university partners and 243 programs under contract.

CORPORATE EXPENSES:

Corporate expenses for the first quarter of fiscal year 2019 decreased 25% to $37.9 million as compared with prior year. On a constant currency basis and excluding restructuring credits (charges), these expenses increased 6%. This increase was primarily due to professional fees associated with strategic planning.

Index

FISCAL YEAR 2019 OUTLOOK:

The Company reaffirmed its fiscal 2019 guidance.

Metric (amounts in million, except EPS)	Fiscal Year 2018 Actual	Fiscal Year 2019 Expectation Constant Currency
Revenue	$1,796.1	Even with prior year
Adjusted EPS	$3.43	Mid-single digit decline
Cash Provided by Operating Activities	$381.8	High-single digit decline
Capital Expenditures	$150.7	Lower

●	Wiley anticipates low-single digit revenue growth in Research and Solutions offset by a low-single digit revenue decline in Publishing.
●	Adjusted EPS is expected to decline primarily due to increased investment in revenue growth initiatives, particularly in Research and Education Services.
●
Cash Provided by Operating Activities reflects the impact of growth investments and substantially lower gains in working capital. In addition, the adoption of Topic 606 will result in the reclassification of certain spending for costs to fulfill of approximately $10 million from Capital Expenditures to Cash Provided by Operating Activities.

●
Capital Expenditures are expected to decline modestly with the completion of our headquarters transformation. Increased investment is expected in areas of product development and business optimization. In addition, the adoption of Topic 606 will result in the reclassification of certain spending for costs to fulfill of approximately $10 million from Capital Expenditures to Cash Provided by Operating Activities.

●	Effective tax rate for the year is expected to be approximately 23-24%.

LIQUIDITY AND CAPITAL RESOURCES

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

As of July 31, 2018, we had cash and cash equivalents of $113.1 million, of which approximately $106.1 million, or 94%, was located outside the U.S. Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of our operations. Notwithstanding the Tax Act which generally eliminated federal income tax on future cash repatriation to the U.S., cash repatriation may be subject to state and local taxes or withholding or similar taxes. We no longer intend to permanently reinvest cash outside the U.S. and include in our accrued liabilities our estimated cost of $2 million to repatriate our non-U.S. earnings.

As of July 31, 2018, we had approximately $507.5 million of debt outstanding and approximately $595.3 million of unused borrowing capacity under our Revolving Credit and other facilities. Our credit agreement contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of July 31, 2018.

Analysis of Historical Cash Flow

The following table shows the changes in our Condensed Consolidated Statement of Cash Flows for the three months ended July 31, 2018 and 2017.

	Three Months Ended July 31,
	2018	2017
Net Cash Used in Operating Activities	$(149,525)	$(81,199)
Net Cash Used in Investing Activities	(21,984)	(40,431)
Net Cash Provided by Financing Activities	119,207	145,188
Effect of Foreign Currency Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(4,363)	2,671

Free Cash Flow less Product Development Spending helps assess our ability, over the long term, to create value for our shareholders, as it represents cash available to repay debt, pay common dividends, and fund share repurchases and new acquisitions. Below are the details of Free Cash Flow less Product Development Spending for the three months ended July 31, 2018 and 2017.

Index

Cash flow from operations is seasonally a use of cash in the first half of Wiley's fiscal year principally due to the timing of collections for annual journal subscriptions, which occurs in the beginning of the second half of our fiscal year.

	Three Months Ended July 31,
	2018	2017
Net Cash Used in Operating Activities	$(149,525)	$(81,199)
Less: Additions to Technology, Property and Equipment	(18,304)	(28,478)
Less: Product Development Spending	(1,710)	(7,540)
Free Cash Flow less Product Development Spending	$(169,539)	$(117,217)

Net Cash Used in Operating Activities in the first three months of fiscal year 2019 increased $68.3 million compared to the first three months of fiscal year 2018 to $149.5 million primarily due to the following factors:
●	$31.5 million decrease due to higher vendor payments on accounts payable in the first three months of fiscal year 2019;
●	$25.2 million change due to an increase in accounts receivable due to an increase in revenue and the timing of customer payments; and,
●	$8.0 million decrease due to higher operating expenses.

Our negative working capital was $187.2 million and $394.3 million as of July 31, 2018 and April 30, 2018, respectively, due to the seasonality of our businesses. The primary driver of the negative working capital is unearned contract liabilities (deferred revenue) related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by us for a number of purposes including acquisitions; debt repayments; funding operations; dividend payments; and purchasing treasury shares.

The contract liabilities (deferred revenue) will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of July 31, 2018 and as of April 30, 2018 includes $364.1 million and $486.4 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Net Cash Used in Investing Activities in the first three months of fiscal year 2019 was $22.0 million compared to $40.4 million in the prior year. The decrease was primarily due to a $10.2 million decrease in spend for technology, property and equipment in the first three months of fiscal year 2019 as a result of the finalization of a portion of our ERP implementation in May 2018.

Projected capital spending for Technology, Property and Equipment and Product Development Spending for fiscal year 2019 is forecast to be approximately $100 million and $25 million, respectively. Projected spending for author advances, which is classified as an operating activity, is forecast to be approximately $127 million for fiscal year 2019.

Net Cash Provided by Financing Activities was $119.2 million in the first three months of fiscal year 2019 compared to $145.2 million in the first three months of fiscal year 2018. This decrease in cash provided by financing activities was due to lower net borrowings in the first three months of fiscal year 2019.

During the first three months of fiscal year 2019, we repurchased 125,932 shares of Class A common stock at an average price of $63.48 compared to 265,158 shares of Class A common stock at an average price of $52.86 in the prior year. In the first three months of fiscal year 2019, we increased our quarterly dividend to shareholders by 3% to $1.32 per share annualized versus $1.28 per share annualized in the prior year.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk primarily related to interest rates, foreign exchange and credit risk. It is our policy to monitor these exposures and to use derivative financial investments and/or insurance contracts from time to time to reduce fluctuations in earnings and cash flows when it is deemed appropriate to do so. We do not use derivative financial instruments for trading or speculative purposes.

Interest Rates

From time to time, we may use interest rate swaps, collars, or options to manage our exposure to fluctuations in interest rates.

We had $507.5 million of variable rate loans outstanding at July 31, 2018, which approximated fair value.

The information set forth in Note 13, "Derivatives Instruments and Activities," of the Notes to Condensed Consolidated Financial Statements under the caption "Interest Rate Contracts," is incorporated herein by reference.

On April 4, 2016, we entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, we pay a fixed rate of 0.92% and receive a variable rate of interest based on one-month LIBOR from the counterparty which is reset every month for a three-year period ending May 15, 2019. As of July 31, 2018, the notional amount of the interest rate swap was $350.0 million.

It is management's intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.  During the three months ended July 31, 2018 and 2017, we recognized a gain on our hedge contracts of approximately $1.0 million and $0.1 million, respectively, which are reflected in Interest Expense in the Condensed Consolidated Statements of Income. At July 31, 2018, the fair value of the outstanding interest rate swaps was a deferred gain of $4.3 million. Based on the maturity dates of the contracts, the entire deferred gain as of July 31, 2018 was recorded within Prepaid Expenses and Other Current Assets  and as of April 30, 2018 was recorded within Other Non-Current Assets. On an annual basis, a hypothetical one percent change in interest rates for the $157.5 million of unhedged variable rate debt as of July 31, 2018 would affect net income and cash flow by approximately $1.2 million.

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

Our significant investments in non-U.S. businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders' Equity under the caption Foreign Currency Translation Adjustment. During the three months ended July 31, 2018, we recorded foreign currency translation losses in Other Comprehensive Income of approximately $40.3 million, primarily as a result of the fluctuations of the U.S. dollar relative to the British pound sterling and, to a lesser extent, the euro.

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in the Condensed Consolidated Statements of Income as incurred. Under certain circumstances, we may enter into derivative financial instruments in the form of foreign currency forward contracts to hedge against specific transactions, including intercompany purchases and loans.

We may enter into forward exchange contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction (Losses) Gains on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction (Losses) Gains. We did not maintain any open forward contracts during the first three months of fiscal year 2019 and 2018.

Index

Sales Return Reserves

The estimated allowance for print book sales returns is based upon historical return patterns, as well as current market trends in the businesses in which we operate. In connection with the estimated sales return reserves, we also include a related increase to inventory and a reduction to accrued royalties as a result of the expected returns.

The reserves are reflected in the following accounts of the Condensed Consolidated Statements of Financial Position – increase (decrease):

	July 31, 2018	April 30, 2018
Accounts receivable, net (1)	$—	$(28,302)
Inventories, net	4,478	4,626
Accrued royalties	(4,775)	(5,048)
Contract liability (Deferred revenue) (1)	28,218	—
Decrease in Net Assets	$(18,965)	$(18,628)

(1) Due to the adoption of the new revenue standard, the sales return reserve as of July 31, 2018 of $28.2 million is recorded in Contract Liability (Deferred Revenue). In prior periods, it was recorded as a reduction to Accounts Receivable, net on the Condensed Consolidated Statement of Financial Position.

A one percent change in the estimated sales return rate could affect net income by approximately $0.3 million. A change in the pattern or trends in returns could affect the estimated allowance.

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

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 15% of total annual consolidated revenue and 9% of accounts receivable at July 31, 2018, the top 10 book customers account for approximately 29% of total annual consolidated revenue and approximately 20% of accounts receivable at July 31, 2018.

Disclosure of Certain Activities Relating to Iran

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed "designated persons." In the first three months of fiscal year 2019, we did not record any revenue or net earnings related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the "Government of Iran" as defined under section 560.304 of title 31, Code of Federal Regulations. We assessed our business relationship and transactions with Iran and believe we are in compliance with the regulations governing the sanctions. We intend to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

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

Index

We are in the process of implementing a new global enterprise resource planning system ("ERP") that will enhance our business and financial processes and standardize our information systems. As previously disclosed, we have completed the implementation of record-to-report, purchase-to-pay and several other business processes within all locations through fiscal year 2017. We recently completed the implementation of order-to-cash for certain businesses in May 2018, and may continue to roll out additional processes and functionality of the ERP in phases in the foreseeable future.

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

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant developments related to legal proceedings during the three months ended July 31, 2018. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2018 Note 14, " Commitment and Contingencies".

ITEM 1a. RISK FACTORS

See Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended April 30, 2018. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2018, we made the following purchases of Class A Common Stock under our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
May 2018	—	$—	—	3,080,471
June 2018	71,755	63.39	71,755	3,008,716
July 2018	54,177	63.59	54,177	2,954,539
Total	125,932	$63.48	125,932	2,954,539

ITEM 6. EXHIBITS

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer.
32.2*	18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Index

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

Dated: September 7, 2018