Form 10-Q
period 2018-10-31
WILEY JOHN & SONS, INC.
filed 2018-12-06
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 31, 2018

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

(201) 748-6000
Registrant’s telephone number including area code

NOT APPLICABLE
Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark, whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of November 30, 2018 were:

Class A, par value $1.00 – 48,120,789
Class B, par value $1.00 – 9,142,898

JOHN WILEY & SONS, INC. AND SUBSIDIARIES

Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

This report contains certain “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding our fiscal year 2019 outlook, operations, performance, and financial condition.  Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements. Any such forward-looking statements are based upon many assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond our control, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment in new technologies and products; (ii) subscriber renewal rates for our journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key online retailers; (vi) the seasonal nature of our educational business and the impact of the used book market; (vii) worldwide economic and political conditions; (viii) our ability to protect our copyrights and other intellectual property worldwide; (ix) our ability to successfully integrate acquired operations and realize expected opportunities; (x) achievement of targeted run rate savings through restructuring activities; and (xi) other factors detailed from time to time in our filings with the SEC. We undertake no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

Please refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Non-GAAP Financial Measures:

We present financial information that conforms to Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). We also present financial information that does not conform to U.S. GAAP, which we refer to as non-GAAP.

In this report, we may present the following non-GAAP performance measures:

●	Adjusted Earnings Per Share “(Adjusted EPS)”;
●	Free Cash Flow less Product Development Spending;
●	Adjusted Operating Income and margin;
●	Adjusted Contribution to Profit and margin; and
●	Results on a constant currency basis.

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

●
Results on a constant currency basis removes distortion from the effects of foreign currency movements to provide better comparability of our business trends from period to period. We measure our performance before the impact of foreign currency (or at “constant currency”), which means that we apply the same foreign currency exchange rates for the current and equivalent prior period.

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

Non-GAAP performance measures do not have standardized meanings prescribed by U.S. GAAP and therefore may not be comparable to the calculation of similar measures used by other companies and should not be viewed as alternatives to measures of financial results under U.S. GAAP. The adjusted metrics have limitations as analytical tools and should not be considered in isolation from or as a substitute for U.S. GAAP information. It does not purport to represent any similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Non-U.S. GAAP financial metrics that we present may not be comparable with similarly titled measures used by others. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Dollars in thousands

	October 31, 2018	April 30, 2018
	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$115,603	$169,773
Accounts receivable, net	236,207	212,377
Inventories, net	35,084	39,489
Prepaid expenses and other current assets	61,973	58,332
Total Current Assets	448,867	479,971

Product Development Assets	64,716	78,814
Royalty Advances, net	15,331	37,058
Technology, Property and Equipment, net	286,308	289,934
Intangible Assets, net	787,629	848,071
Goodwill	986,248	1,019,801
Other Non-Current Assets	91,732	85,802
Total Assets	$2,680,831	$2,839,451

Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$71,555	$90,097
Accrued royalties	94,438	73,007
Contract liability (Deferred revenue)	237,184	486,353
Accrued employment costs	69,792	116,179
Accrued income taxes	18,436	13,927
Other accrued liabilities	78,651	94,748
Total Current Liabilities	570,056	874,311

Long-Term Debt	537,306	360,000
Accrued Pension Liability	167,722	190,301
Deferred Income Tax Liabilities	140,338	143,518
Other Long-Term Liabilities	96,017	80,764
Total Liabilities	1,511,439	1,648,894

Shareholders’ Equity
Preferred Stock, $1 par value: Authorized – 2 million, Issued 0	—	—
Class A Common Stock, $1 par value: Authorized-180 million Issued - 70,124,812 and 70,110,603 as of October 31, 2018 and April 30, 2018, respectively	70,125	70,111
Class B Common Stock, $1 par value: Authorized-72 million Issued - 13,056,858 and 13,071,067 as of October 31, 2018 and April 30, 2018, respectively	13,057	13,071
Additional paid-in-capital	417,718	407,120
Retained earnings	1,870,609	1,834,057
Accumulated other comprehensive loss	(488,564)	(439,580)
Treasury stock (Class A - 22,000,203 and 21,853,257 as of October 31, 2018 and April 30, 2018, respectively; Class B - 3,917,574 and 3,917,574 as of October 31, 2018 and April 30, 2018, respectively)	(713,553)	(694,222)
Total Shareholders’ Equity	1,169,392	1,190,557
Total Liabilities and Shareholders' Equity	$2,680,831	$2,839,451

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017 (1)	2018	2017 (1)
Revenue, net	$448,622	$451,731	$859,523	$863,175

Costs and Expenses
Cost of sales	120,157	119,865	234,548	234,653
Operating and administrative expenses (1)	248,627	241,301	502,400	487,039
Restructuring and related charges (credits)	9,996	(1,406)	3,910	24,323
Amortization of intangibles	12,367	11,183	25,050	23,802
Total Costs and Expenses	391,147	370,943	765,908	769,817

Operating Income	57,475	80,788	93,615	93,358

Interest Expense	(3,608)	(3,455)	(6,404)	(6,728)
Foreign Exchange Transaction Losses	(54)	(416)	(1,783)	(5,552)
Interest and Other Income	2,509	2,559	4,975	4,494

Income Before Taxes	56,322	79,476	90,403	85,572
Provision for Income Taxes	12,538	19,428	20,324	16,288

Net Income	$43,784	$60,048	$70,079	$69,284

Earnings Per Share
Basic	$0.76	$1.06	$1.22	$1.22
Diluted	$0.76	$1.04	$1.21	$1.20

Cash Dividends Per Share
Class A Common	$0.33	$0.32	$0.66	$0.64
Class B Common	$0.33	$0.32	$0.66	$0.64

Weighted Average Number of Common Shares Outstanding
Basic	57,379	56,875	57,392	56,948
Diluted	57,870	57,554	57,955	57,633

See accompanying notes to the unaudited condensed consolidated financial statements.

(1)
 Due to the retrospective adoption of Accounting Standards Update (“ASU”) 2017-07, total net benefits of $2.0 million and $3.9 million related to the non-service components of defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest and Other Income for the three and six months ended October 31, 2017, respectively. Total net benefits related to the non-service components of defined benefit and other post-employment benefit plans were $2.1 million and $4.5 million for the three and six months ended October 31, 2018, respectively. Refer to Note 2, "Recent Accounting Standards," in the Notes to Condensed Consolidated Financial Statements for more information.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED
Dollars in thousands

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Net Income	$43,784	$60,048	$70,079	$69,284

Other Comprehensive (Loss) Income:
Foreign currency translation adjustment	(20,424)	5,636	(60,749)	33,041
Unamortized retirement costs, tax provision (benefit) of $1,229, $(131), $3,717, and $(708), respectively	4,387	(579)	13,198	(2,526)
Unrealized gain on interest rate swaps, tax provision of $245, $249, $449 and $28, respectively	(781)	407	(1,433)	46
Total Other Comprehensive (Loss) Income	(16,818)	5,464	(48,984)	30,561

Comprehensive Income	$26,966	$65,512	$21,095	$99,845

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
Dollars in thousands

	Six Months Ended October 31,
	2018	2017
Operating Activities
Net income	$70,079	$69,284
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangibles	25,050	23,802
Amortization of product development spending	20,093	20,246
Depreciation and amortization of technology, property and equipment	35,845	34,775
Restructuring charges	3,910	24,323
Stock-based compensation expense	8,882	2,536
Royalty advances	(50,580)	(46,860)
Earned royalty advances	71,317	62,993
Impairment of publishing brand	—	3,600
Other non-cash credits	7,917	9,634
Net change in operating assets and liabilities	(313,610)	(250,145)
Net Cash Used in Operating Activities	(121,097)	(45,812)
Investing Activities
Product development spending	(7,815)	(17,927)
Additions to technology, property and equipment	(34,560)	(53,469)
Acquisitions of publication rights and other	(2,795)	(6,097)
Net Cash Used in Investing Activities	(45,170)	(77,493)
Financing Activities
Repayment of long-term debt	(65,800)	(78,492)
Borrowing of long-term debt	245,075	275,081
Purchase of treasury shares	(24,994)	(29,257)
Change in book overdrafts	(3,066)	(2,629)
Cash dividends	(38,033)	(36,699)
Net proceeds from exercise of stock options and other	7,283	7,347
Net Cash Provided by Financing Activities	120,465	135,351
Effects of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash (1)	(8,368)	2,855
Cash, Cash Equivalents and Restricted Cash (1)
(Decrease)/Increase for the Period	(54,170)	14,901
Balance at Beginning of Period	170,257	58,516
Balance at End of Period	$116,087	$73,417
Cash Paid During the Period for:
Interest	$5,713	$6,471
Income taxes, net of refunds	$18,404	$26,398

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

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

Throughout this report, when we refer to “Wiley,” the “Company,” “we,” “our,” or “us,” we are referring to John Wiley & Sons, Inc. and all our subsidiaries, except where the context indicates otherwise.

Our unaudited Condensed Consolidated Financial Statements include all the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Condensed Consolidated Financial Condition, Results of Operations, Comprehensive Income and Cash Flows for the periods presented. Operating results for the interim period are not necessarily indicative of the results expected for the full year. All amounts are in thousands, except per share amounts, and approximate due to rounding. These financial statements should be read in conjunction with the most recent audited consolidated financial statements included in our Form 10-K for the fiscal year ended April 30, 2018 as filed with the SEC on June 29, 2018 (“2018 Form 10-K”).

Our Condensed Consolidated Financial Statements were prepared in accordance with the interim reporting requirements of the SEC. As permitted under those rules, annual footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted. The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note 2 — Recent Accounting Standards

Recently Adopted Accounting Standards

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is only required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. We adopted ASU 2017-09 on May 1, 2018 and there was no impact to our condensed consolidated financial statements. The new guidance must be applied prospectively to awards modified on or after the adoption date. The future impact of ASU 2017-09 will be dependent on the nature of future stock award modifications.

In March 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The guidance requires that the service cost component of net pension and postretirement benefit costs be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period, while the other components of net benefit costs must be reported separately from the service cost component and below operating income. The guidance also allows only the service cost component to be eligible for capitalization when applicable. We adopted ASU 2017-07 on May 1, 2018. The new guidance must be applied retrospectively for the presentation of net benefit costs in the income statement and prospectively for the capitalization of the service cost component of net benefit costs.

The effect of retrospectively adopting this guidance resulted in a reclassification of net benefits of $2.0 million and $3.9 million from Operating and Administrative Expenses to Interest and Other Income on the Condensed Consolidated Statement of Operations for the three and six months ended October 31, 2017, respectively. The amount included in Interest and Other Income on the Condensed Consolidated Statement of Operations for the three and six months ended October 31, 2018 was a net benefit of $2.1 million and $4.5 million, respectively. We do not capitalize any service costs.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or business. We adopted ASU 2017-01 on May 1, 2018. The future impact of ASU 2017-01 will be dependent upon the nature of future acquisitions or dispositions made by us.

Index

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that entities include restricted cash and restricted cash equivalents with cash and cash equivalents in the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. We adopted ASU 2016-18 on May 1, 2018. Retrospective transition method is to be applied to each period presented. As a result of this retrospective adoption, the reclassification of restricted cash into a change in total cash resulted in a reduction in Cash Used in Operating Activities of $0.5 million for the six months ended October 31, 2017. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statement of Financial Position that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

Balance at the Beginning of Period	April 30, 2018	April 30, 2017
Cash and cash equivalents	$169,773	$58,516
Restricted cash included in Prepaid expenses and other current assets	484	—
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$170,257	$58,516

Balance at the End of Period	October 31, 2018	October 31, 2017
Cash and cash equivalents	$115,603	$72,871
Restricted cash included in Prepaid expenses and other current assets	484	546
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$116,087	$73,417

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The new guidance states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this Standard eliminate the exception for an intra-entity transfer of an asset other than inventory. We adopted ASU 2016-16 on May 1, 2018. The adoption of ASU 2016-16 did not have a material impact to our condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides clarification on classifying a variety of activities within the Statement of Cash Flows. We adopted ASU 2016-15 on May 1, 2018. The adoption of ASU 2016-15 did not have a material impact to our condensed consolidated statements of cash flows.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” Subsequently, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments-Overall.”  ASU 2016-01 requires equity investments except those under the equity method of accounting to be measured at fair value with the changes in fair value recognized in net income. The amendment simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. In addition, it also requires enhanced disclosures about investments. We adopted ASU 2016-01 on May 1, 2018. The adoption of ASU 2016- 01 did not have a material impact to our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," (Topic 606) which superseded most existing revenue recognition guidance. We adopted ASU 2014-09 on May 1, 2018. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements. Subsequently, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations", ASU 2016-10, "Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing", ASU 2016-12, "Revenue from Contracts with Customers (Topic 606) – Narrow Scope Improvements and Practical Expedients", and ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," which provide clarification and additional guidance related to ASU 2014-09. We also adopted ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standard”) on May 1, 2018.

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

Index

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

(i)
perpetual licenses granted in connection with other deliverables; revenue that was previously recognized over the life of the associated subscription for future content is now recognized at a point in time, which is when access to content is initially granted,

(ii)
customers’ unexercised rights; revenue which was previously recognized at the end of a pre-determined period for situations where we have received a nonrefundable payment for a customer to receive a good or service and the customer has not exercised such right is now recognized as revenue in proportion to the pattern of rights exercised by the customer,

(iii)	recognition of estimated revenue from royalty agreements in the period of usage, and
(iv)	recognition of revenue for certain arrangements with minimum guarantees on a time-based (straight-line) basis due to a stand-ready obligation to provide additional rights to content.

The adoption of the new revenue standard resulted in the discontinuance of the historical practice of presenting accounts receivable and deferred revenue balances on a net basis for some of our subscription licensing agreements where we have invoiced a customer in advance of the related revenue being recognized and payment has not yet been received. As of April 30, 2018, the amounts that were previously netted down from accounts receivable and deferred revenue were $59.5 million.

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

The impact of the adoption of the new revenue standard on the Condensed Consolidated Statements of Income was $10.2 million and $11.5 million in revenue, net, for the three months and six months ended October 31, 2018, respectively, and was $2.4 million in cost of sales for both the three and six months ended October 31, 2018. The impact to the Condensed Consolidated Statement of Financial Position was not material by line item, except for the amount related to the netting down of the accounts receivable and deferred revenue as described above and a reclassification of the sales return reserve provision to contract liability from accounts receivable, net. As of October 31, 2018, the amount that would have been netted down from accounts receivable, net and deferred revenue prior to the adoption of the new revenue standard would have been $5.8 million. Due to the adoption of the new revenue standard, the sales return reserve provision amount that is included in Contract Liability (Deferred Revenue) on the Condensed Consolidated Statement of Financial Position as of October 31, 2018 was $31.1 million.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for us on May 1, 2020, and interim periods within that fiscal year, with early adoption permitted. We are currently assessing the impact the new guidance will have on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.” ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures. The standard is effective for us on May 1, 2021, with early adoption permitted. The amendments in ASU 2018-14 would need to be applied on a retrospective basis.  We are currently assessing the impact the new guidance will have on our disclosures.

Index

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 removes certain disclosures, modifies certain disclosures and added additional disclosures. The standard is effective for us on May 1, 2020, with early adoption permitted. Certain disclosures in ASU 2018-13 would need to be applied on a retrospective basis and others on a prospective basis. We are currently assessing the impact the new guidance will have on our disclosures.

In February 2018, the FASB issued ASU 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The standard is effective for us on May 1, 2019, and interim periods within that fiscal year, with early adoption permitted. We are currently assessing the impact the new guidance will have on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” to simplify and improve the application and financial reporting of hedge accounting. Subsequently, in November 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”.  ASU 2017-12 eases the requirements for measuring and reporting hedge ineffectiveness and clarifies that changes in the fair value of hedging instruments for cash flow, net investment, and fair value hedges should be reflected in the same income statement line item as the earnings effect of the hedged item. The guidance also permits entities to designate specific components in cash flow and interest rate hedges as the hedged risk, instead of using total cash flows. ASU 2018-16 allows the use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes. These ASUs are effective for us on May 1, 2019, with early adoption permitted. We are currently assessing the impact the new guidance will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles–Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment”, which simplifies the measurement of a potential goodwill impairment charge by eliminating the requirement to calculate an implied fair value of the goodwill based on the fair value of a reporting unit’s other assets and liabilities. The new guidance eliminates the implied fair value method and instead measures a potential impairment charge based on the excess of a reporting unit’s carrying value compared to its fair value. The impairment charge cannot exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for us on May 1, 2020, with early adoption permitted. Based on our most recent annual goodwill impairment test completed in fiscal year 2018, we expect no initial impact on adoption.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” Subsequently, in November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”.  ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 and ASU 2018-19 are effective for us on May 1, 2020, including interim periods within those fiscal periods, with early adoption permitted. We are currently assessing the impact the new guidance will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)”. Subsequently, in July 2018 the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” and ASU 2018-10, “Codification Improvements to Topic 842, Leases”.  ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. The standard is effective for us on May 1, 2019, with early adoption permitted. Adoption requires application of the new guidance to the beginning of the earliest period presented using a modified retrospective approach. ASU 2018-11 provides for an additional (and optional) transition method whereby we can recognize a cumulative-effect adjustment to the opening retained earnings in the period of adoption. In addition, ASU 2018-11 provides for a practical expedient to not separate nonlease components from the associated lease component if certain conditions are met. We are currently assessing the impact the new guidance will have on our consolidated financial statements.

Note 3 — Revenue Recognition, Contracts with Customers

Revenue from contracts with customers is recognized using a five-step model consisting of the following: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) we satisfy a performance obligation. Performance obligations are satisfied when we transfer control of a good or service to a customer, which can occur over time or at a point in time. The amount of revenue recognized is based on the consideration to which we expect to be entitled in exchange for those goods or services, including the expected value of variable consideration. The customer’s ability and intent to pay the transaction price is assessed in determining whether a contract exists with the customer. If collectability of substantially all the consideration in a contract is not probable, consideration received is not recognized as revenue unless the consideration is nonrefundable, and we no longer have an obligation to transfer additional goods or services to the customer or collectability becomes probable.

Index

Disaggregation of Revenue

The following tables present our revenue from contracts with customers disaggregated by segment and product type for the three and six months ended October 31, 2018 and 2017:

	Three Months Ended October 31,
	2018				2017
	Research	Publishing	Solutions	Total	Research	Publishing	Solutions	Total
Research:
Journals Subscriptions	$163,751	$—	$—	$163,751	$170,163	$—	$—	$170,163
Open Access	13,780	—	—	13,780	9,350	—	—	9,350
Licensing, Reprints, Backfiles and Other	41,749	—	—	41,749	41,329	—	—	41,329
Publishing Technology Services (Atypon)	9,365	—	—	9,365	8,028	—	—	8,028
Publishing:
STM and Professional Publishing	—	66,902	—	66,902	—	71,460	—	71,460
Education Publishing	—	52,068	—	52,068	—	57,711	—	57,711
Course Workflow (WileyPLUS)	—	18,429	—	18,429	—	16,310	—	16,310
Test Preparation and Certification	—	8,377	—	8,377	—	7,919	—	7,919
Licensing, Distribution, Advertising and Other	—	11,723	—	11,723	—	11,585	—	11,585
Solutions:
Education Services (OPM)	—	—	29,877	29,877	—	—	29,737	29,737
Professional Assessment	—	—	17,268	17,268	—	—	15,821	15,821
Corporate Learning	—	—	15,333	15,333	—	—	12,318	12,318
Total	$228,645	$157,499	$62,478	$448,622	$228,870	$164,985	$57,876	$451,731

	Six Months Ended October 31,
	2018				2017
	Research	Publishing	Solutions	Total	Research	Publishing	Solutions	Total
Research:
Journals Subscriptions	$329,709	$—	$—	$329,709	$338,488	$—	$—	$338,488
Open Access	24,723	—	—	24,723	18,153	—	—	18,153
Licensing, Reprints, Backfiles and Other	81,237	—	—	81,237	79,559	—	—	79,559
Publishing Technology Services (Atypon)	17,968	—	—	17,968	16,297	—	—	16,297
Publishing:
STM and Professional Publishing	—	132,966	—	132,966	—	135,060	—	135,060
Education Publishing	—	90,299	—	90,299	—	103,447	—	103,447
Course Workflow (WileyPLUS)	—	19,207	—	19,207	—	17,520	—	17,520
Test Preparation and Certification	—	19,783	—	19,783	—	19,409	—	19,409
Licensing, Distribution, Advertising and Other	—	20,165	—	20,165	—	20,827	—	20,827
Solutions:
Education Services (OPM)	—	—	59,037	59,037	—	—	56,074	56,074
Professional Assessment	—	—	33,067	33,067	—	—	30,708	30,708
Corporate Learning	—	—	31,362	31,362	—	—	27,633	27,633
Total	$453,637	$282,420	$123,466	$859,523	$452,497	$296,263	$114,415	$863,175

Index

Description of Revenue Generating Activities

We generate our revenues from sales from our three reportable segments. We report our segment information in accordance with the provisions of FASB ASC Topic 280, “Segment Reporting” (“FASB ASC Topic 280”). Our segment reporting structure consists of three reportable segments, which are listed below, and a Corporate category:
●	Research,
●	Publishing, and
●	Solutions.

Research Segment

Included within the Research segment are the following revenue streams:
●	Journal Subscriptions,
●	Open Access,
●	Licensing, Reprints, Backfiles and Other, and
●	Publishing Technology Services (Atypon).

Journal Subscriptions

We publish approximately 1,700 academic research journals. We sell journal subscriptions directly through our sales representatives, indirectly through independent subscription agents, through promotional campaigns, and through memberships in professional societies for those journals that are sponsored by societies. Journal subscriptions are primarily licensed through contracts for digital content available online through Wiley Online Library. In March 2018, we migrated our Wiley Online Library platform to our Literatum platform, which we acquired as part of our purchase of Atypon Systems, Inc. (“Atypon”) in fiscal year 2017. Contracts are negotiated by us directly with customers or their subscription agents. Subscription periods typically cover calendar years. Print journals are generally mailed to subscribers directly from independent printers. We do not own or manage printing facilities. Subscription revenue is generally collected in advance.

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

Open Access

Under the Author-Funded Access business model, accepted research articles are published subject to payment of Article Publication Charges (“APC”). All Author-Funded Access articles are immediately free to access online. Contributors of Author-Funded Access articles retain many rights and typically license their work under terms that permit re-use. Author-Funded Access offers authors choices in how to share and disseminate their work, and it serves the needs of researchers who may be required by their research funder to make articles freely accessible without embargo. APCs are typically paid by the individual author or by the author’s funder, and payments are often mediated by the author’s institution. We provide specific workflows and infrastructure to authors, funders and institutions to support the requirements of the Author-Funded Access model.

Customers in open access are typically individual educational institutions or a consortium of universities. Under the Author-Funded Access model, we have a signed contract with the customer that contains enforceable rights.

The Author-Funded Access model in a typical model includes an over-time single performance obligation that combines a promise to host the customer’s content on our open access platform, and a promise to provide a discount on APCs of eligible users (as defined in the contract) in exchange for an upfront payment. Enforceable right to payment occurs over time as we fulfill our obligation to provide a discount to eligible users, as defined, on future APCs. Therefore, the upfront payment is deferred and recognized over time.

Index

Licensing, Reprints, Backfiles and Other

Licensing, Reprints, Backfiles, and Other includes advertising, backfile sales, the licensing of publishing rights, journal and article reprints, and individual article sales. A backfile license provides access to a historical collection of Wiley journals, generally for a one-time fee.

Within Licensing, the revenue derived from these contracts is primarily comprised of advance payments, including minimum guarantees and sales- or usage-based royalty agreements. For our sales-or usage-based royalty agreements, we recognize revenue in the period of usage based on the amounts earned. We record revenue under these arrangements for the amounts due and not yet reported to us based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. We also have certain licenses whereby we receive a non-refundable minimum guarantee against a volume-based royalty throughout the term of the agreement. We recognize revenue for the minimum guarantee on a straight-line basis over the term of the agreement because of the stand-ready promise to provide updates during the subscription period. We recognize volume-based royalty income only when cumulative consideration exceeds the minimum guarantee.

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

Publishing Segment

Included within the Publishing segment are the following revenue streams:
●	STM (Scientific, Technical and Medical) and Professional Publishing,
●	Education Publishing,
●	Course Workflow (WileyPLUS),
●	Test Preparation and Certification, and
●	Licensing, Distribution, Advertising and Other.

STM (Scientific, Technical and Medical) and Professional Publishing and Education Publishing

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

Index

Our performance obligations as it relates to STM, Professional and Education Publishing are primarily book products delivered in both print and digital form which could include a single or multiple performance obligations based on the number of International Standard Book Number (“ISBN’s”) purchased.

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

Course Workflow (WileyPLUS)

We offer high-quality online learning solutions, including WileyPLUS, a research-based, online environment for effective teaching and learning that is integrated with a complete digital textbook. Course Workflow customers purchase access codes to utilize the product.  This could include a single or multiple performance obligations based on the number of course ISBN’s purchased. Revenue is recognized from the point in time when the access codes are activated and then over the applicable semester term such product relates to.

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

Test Preparation and Certification contracts are generally three-year agreements. This revenue stream includes multiple performance obligations as it relates to the on-line and printed course materials, including such items as text books, e-books, video lectures, flashcards, study guides and test banks. The transaction price is fixed, however, discounts are offered and returns of certain products are allowed. We allocate revenue to each performance obligation based on its standalone selling price.  Depending on the performance obligation, revenue is recognized at the time the product is delivered and control has passed to the customer or over time due to our stand-ready obligation to provide updates to the customer.

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

Revenue derived from our licensing contracts is primarily comprised of advance payments and sales- or usage-based royalties. Revenue for advance payments is recognized at the point in time that the functional intellectual property license is granted. For sales- or usage- based royalties, we record revenue under these arrangements for the amounts due and not yet reported to us based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts.

Solutions Segment

Included within the Solutions segment are the following revenue streams:
●	Education Services (OPM),
●	Professional Assessment, and
●	Corporate Learning.

Index

Education Services (OPM)

As student demand for online degree and certificate programs continues to increase, traditional institutions are partnering with Online Program Management (“OPM”) providers to develop and support these programs. Education Services (OPM) include market research, marketing, student recruitment, enrollment support, proactive retention support, academic services to design courses, faculty support, and access to the Engage Learning Management System, which facilitates the online education experience. Revenue is derived from pre-negotiated contracts with institutions that provide for a share of tuition generated from students who enroll in a program. The duration of Education Services (OPM) contracts are generally multi-year agreements ranging from a period of 7-10 years, with some having optional renewal periods.

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

Professional Assessment includes a performance obligation to stand ready to provide assessments to our distributor’s customers or to provide assessments direct to a customer. Revenue for Professional Assessments is recognized at the time the product or service is provided or delivered. Consideration is allocated to assessments based on standalone selling prices. In addition, as it relates to Professional Assessments customers' unexercised rights for situations where we have received a nonrefundable payment for a customer to receive a good or service and the customer is not expected to exercise such right, we will recognize such “breakage” amounts as revenue in proportion to the pattern of rights exercised by the customer.

Corporate Learning

The Corporate Learning business offers online learning and training solutions for global corporations, universities, and small and medium-sized enterprises, which are sold on a subscription or fee basis. Learning formats and modules on topics such as leadership development, value creation, client orientation, change management and corporate strategy are delivered on a cloud-based Learning Management System (“LMS”) platform that hosts over 20,000 content assets (videos, digital learning modules, written files, etc.) in 17 languages. Its Mohive offering also provides a collaborative e-learning publishing and program creation system. Revenue growth is derived from legacy markets, such as France, England, and other European markets, and newer markets, such as the U.S. and Brazil. In addition, content and LMS offerings are continuously refreshed and expanded to serve a wider variety of customer needs. These digital learning solutions are sold directly to corporate customers either direct or through our partners. Corporate Learning contracts are generally multi-year agreements.

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

The following table provides information about receivables and contract liabilities from contracts with customers.
	October 31, 2018	April 30, 2018 (1)	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net (2)	$236,207	$212,377	$23,830
Contract liability (Deferred revenue) (2)	237,184	486,353	(249,169)
Contract liability (Deferred revenue) (included in Other Long-Term Liabilities)	$12,568	$—	$12,568

(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
(2) Due to the adoption of the new revenue standard, the sales return reserve as of October 31, 2018 of $31.1 million is recorded in Contract Liability (Deferred Revenue). In prior periods, it was recorded as a reduction to Accounts Receivable, net on the Condensed Consolidated Statement of Financial Position.

Index

Revenue recognized for the three and six months ended October 31, 2018 relating to the contract liability at April 30, 2018 was $190.5 million and $386.8 million, respectively.

Remaining Performance Obligations included in Contract Liability (Deferred Revenue)

As of October 31, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $249.8 million. We expect that approximately $237.2 million will be recognized in the next twelve months with the remaining $12.6 million to be recognized thereafter.

Assets Recognized for the Costs to Fulfill a Contract

Costs to fulfill a contract are directly related to a contract that will be used to satisfy a performance obligation in the future and are expected to be recovered. These types of costs are incurred in the following revenue streams, (1) Publishing Technology Services (Atypon) and (2) Education Services (OPM).

Our assets associated with incremental costs to fulfill a contract were $6.6 million at October 31, 2018 and are included within Other Non-Current Assets on our Condensed Consolidated Balance Sheet. We recorded amortization expense of $0.4 million and $1.2 million during the three and six months ended October 31, 2018 related to these assets within Cost of Sales on the Condensed Consolidated Statements of Income, respectively. The costs related to Education Services (OPM) were previously included in Product Development Assets on our Condensed Consolidated Statement of Financial Position. Certain costs related to Publishing Technology Services (Atypon) were previously included in Technology, Property and Equipment, net on our Condensed Consolidated Statement of Financial Position.

Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Publishing segment, occur before the transfer of control of the related goods. Therefore, in accordance with the new revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are reflected in Operating and Administrative Expenses on the Condensed Consolidated Statements of Income. We incurred $8.6 million and $16.5 million in shipping and handling costs in the three and six months ended October 31, 2018, respectively. We incurred $8.8 million and $16.6 million in shipping and handling costs in the three and six months ended October 31, 2017, respectively.

Note 4 — Stock-Based Compensation

We have stock-based compensation plans under which employees may be granted performance-based stock awards and other restricted stock awards.  Prior to fiscal year 2017, we also granted options to purchase shares of our common stock at the fair market value at the time of grant. We recognize the grant date fair value of stock-based compensation in net income on a straight-line basis, net of estimated forfeitures over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended October 31, 2018 and 2017, we recognized stock-based compensation expense, on a pre-tax basis, of $5.0 million and $4.0 million, respectively. For the six months ended October 31, 2018 and 2017, we recognized stock-based compensation expense, on a pre-tax basis, of $8.9 million and $2.5 million, respectively.

The following table summarizes restricted stock awards we granted:

	Six Months Ended October 31,
	2018	2017
Restricted Stock:
Awards granted	397	405
Weighted average fair value of grant	$63.33	$51.44

Index

Note 5 — Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three and six months ended October 31, 2018 and 2017 were as follows:
	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total
Balance at July 31, 2018	$(291,898)	$(182,215)	$2,367	$(471,746)
Other comprehensive (loss) income before reclassifications	(20,424)	3,273	543	(16,608)
Amounts reclassified from accumulated other comprehensive loss	—	1,114	(1,324)	(210)
Total other comprehensive (loss) income	(20,424)	4,387	(781)	(16,818)
Balance at October 31, 2018	$(312,322)	$(177,828)	$1,586	$(488,564)

Balance at April 30, 2018	$(251,573)	$(191,026)	$3,019	$(439,580)
Other comprehensive income (loss) before reclassifications	(60,749)	10,993	613	(49,143)
Amounts reclassified from accumulated other comprehensive loss	—	2,205	(2,046)	159
Total other comprehensive income (loss)	(60,749)	13,198	(1,433)	(48,984)
Balance at October 31, 2018	$(312,322)	$(177,828)	$1,586	$(488,564)

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at July 31, 2017	$(291,807)	$(192,449)	$2,066	$(482,190)
Other comprehensive income (loss) before reclassifications	5,636	(1,673)	238	4,201
Amounts reclassified from accumulated other comprehensive loss	—	1,094	169	1,263
Total other comprehensive income (loss)	5,636	(579)	407	5,464
Balance at October 31, 2017	$(286,171)	$(193,028)	$2,473	$(476,726)

Balance at April 30, 2017	$(319,212)	$(190,502)	$2,427	$(507,287)
Other comprehensive income (loss) before reclassifications	33,041	(4,690)	(194)	28,157
Amounts reclassified from accumulated other comprehensive loss	—	2,164	240	2,404
Total other comprehensive income (loss)	33,041	(2,526)	46	30,561
Balance at October 31, 2017	$(286,171)	$(193,028)	$2,473	$(476,726)

During the three months ended October 31, 2018 and 2017, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $1.4 million and $1.5 million, respectively, in each period were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses and Interest and Other Income in the Condensed Consolidated Statements of Income. During the six months ended October 31, 2018 and 2017, pre-tax actuarial losses of approximately $2.8 million and $2.9 million, respectively, were amortized.

Note 6 — Reconciliation of Weighted Average Shares Outstanding and Share Repurchases

A reconciliation of the shares used in the computation of earnings per share follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Weighted average shares outstanding	57,426	57,013	57,451	57,100
Less: Unvested restricted shares	(47)	(138)	(59)	(152)
Shares used for basic earnings per share	57,379	56,875	57,392	56,948
Dilutive effect of stock options and other stock awards	491	679	563	685
Shares used for diluted earnings per share	57,870	57,554	57,955	57,633

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 157,167 shares of Class A Common Stock have been excluded for the three and six months ended October 31, 2018, respectively and 284,787 shares of Class A Common Stock have been excluded for the three and six months ended October 31, 2017, respectively.

Index

There were no restricted shares excluded for the three and six months ended October 31, 2018. There were 26,740 restricted shares excluded for the three and six months ended October 31, 2017, respectively.

Share Repurchases and Dividends

During the three months ended October 31, 2018 and 2017, we repurchased 299,188 and 285,599 shares of Class A common stock at an average price of $56.82 and $53.37, respectively. During the six months ended October 31, 2018 and 2017, the Company repurchased 425,120 and 550,757 shares of common stock at an average price of $58.79 and $53.12, respectively.

On June 21, 2018, our Board of Directors declared a quarterly cash dividend of $0.33 per common share, or $19.0 million, on our Class A and Class B common stock. The dividend was paid on July 18, 2018 to shareholders of record on July 3, 2018.

On September 26, 2018, our Board of Directors declared a quarterly cash dividend of $0.33 per common share, or $18.9 million, on our Class A and Class B common stock. The dividend was paid on October 24, 2018 to shareholders of record on October 9, 2018.

Note 7 — Restructuring and Related Charges

Beginning in fiscal year 2013, we initiated a program (the “Restructuring and Reinvestment Program”) to restructure and realign our cost base with current and anticipated future market conditions. We are targeting most of the cost savings achieved to improve margins and earnings, with the remainder reinvested in growth opportunities.

The following tables summarize the pre-tax restructuring charges (credits) related to this program:

	Three Months Ended October 31,		Six Months Ended October 31,		Total Charges
	2018	2017	2018	2017	Incurred to Date
Charges (Credits) by Segment:
Research	$2,282	$(388)	$1,302	$4,448	$26,715
Publishing	1,407	71	739	7,325	39,670
Solutions	1,097	(625)	840	2,170	7,087
Corporate Expenses	5,210	(464)	1,029	10,380	96,948
Total Restructuring and Related Charges (Credits)	$9,996	$(1,406)	$3,910	$24,323	$170,420

Charges (Credits) by Activity:
Severance	$8,672	$(1,455)	$2,894	$23,266	$117,697
Process Reengineering Consulting	90	—	225	1,521	20,854
Other Activities	1,234	49	791	(464)	31,869
Total Restructuring and Related Charges (Credits)	$9,996	$(1,406)	$3,910	$24,323	$170,420

Other Activities for the three and six months ended October 31, 2018 and 2017 include lease impairment related costs. The credits in Other Activities for the six months ended October 31, 2017 mainly reflect changes in estimates for previously accrued restructuring charges related to facility lease reserves.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the six months ended October 31, 2018:

	April 30, 2018	Charges	Payments	Foreign Translation & Reclassifications	October 31, 2018
Severance	$17,279	$2,894	$(8,295)	$(446)	$11,432
Process Reengineering Consulting	—	225	(175)	—	50
Other Activities	2,772	791	(825)	210	2,948
Total	$20,051	$3,910	$(9,295)	$(236)	$14,430

The restructuring liability as of October 31, 2018 for accrued severance costs is reflected in Accrued Employment Costs in the Condensed Consolidated Statement of Financial Position. The liability as of October 31, 2018, for Process Reengineering Consulting costs is reflected in Other Accrued Liabilities. As of October 31, 2018, approximately $1.2 million and $1.7 million of the Other Activities are reflected in Other Accrued Liabilities and Other Long-Term Liabilities, respectively, and mainly relate to facility relocation and lease impairment related costs. We currently do not anticipate any further material charges related to the Restructuring and Reinvestment Program.

The amount included in Other Long-Term Liabilities that relates to Other Activities is expected to be paid starting in 2020 until 2022.

Index

Note 8 — Segment Information

We report our segment information in accordance with the provisions of FASB ASC Topic 280.

Segment information is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017 (1)	2018	2017 (1)
Revenue:
Research	$228,645	$228,870	$453,637	$452,497
Publishing	157,499	164,985	282,420	296,263
Solutions	62,478	57,876	123,466	114,415
Total Revenue	$448,622	$451,731	$859,523	$863,175

Contribution to Profit:
Research	$58,907	$70,146	$116,033	$130,608
Publishing	39,455	41,913	53,175	46,383
Solutions	7,049	7,309	10,273	5,341
Total Contribution to Profit (1)	$105,411	$119,368	$179,481	$182,332
Corporate Expenses	(47,936)	(38,580)	(85,866)	(88,974)
Operating Income (1)	$57,475	$80,788	$93,615	$93,358

(1)
Due to the retrospective adoption of ASU 2017-07, total net benefits of $2.0 million and $3.9 million related to the non-service components of defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest Income and Other for the three and six months ended October 31, 2017, respectively. Refer to Note 2, "Recent Accounting Standards," in the Notes to Condensed Consolidated Financial Statements for more information. The impact of the reclassification on Contribution to Profit by segment for the three months ended October 31, 2017 was $1.0 million in Research, $0.6 million in Publishing, and $0.4 million in Corporate expenses. The impact of the reclassification on Contribution to Profit by segment for the six months ended October 31, 2017 was $2.0 million in Research, $1.1 million in Publishing, and $0.8 million in Corporate expenses.

Note 9 — Inventories

Inventories were as follows:

	October 31, 2018	April 30, 2018
Finished goods	$32,388	$36,503
Work-in-process	2,473	2,139
Paper and other materials	441	550
	$35,302	$39,192
Inventory value of estimated sales returns	4,261	4,626
LIFO reserve	(4,479)	(4,329)
Total inventories	$35,084	$39,489

Index

Note 10 — Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill by segment as of October 31, 2018:
	April 30, 2018	Foreign Translation Adjustment	October 31, 2018
Research	$463,419	$(25,832)	$437,587
Publishing	283,851	(726)	283,125
Solutions	272,531	(6,995)	265,536
Total	$1,019,801	$(33,553)	$986,248

The April 30, 2018 goodwill balances for Publishing and Solutions have been revised to reflect foreign translation adjustments of $11.6 million.

Intangible Assets

Identifiable intangible assets, net consisted of the following:

	October 31, 2018	April 30, 2018
Intangible Assets with Determinable Lives, net:
Content and Publishing Rights	$401,341	$436,760
Customer Relationships	152,803	161,729
Brands and Trademarks	14,340	16,100
Covenants not to Compete	550	655
Total	569,034	615,244
Intangible Assets with Indefinite Lives:
Brands and Trademarks	130,460	138,589
Content and Publishing Rights	88,135	94,238
Total	218,595	232,827
Total Intangible Assets, Net	$787,629	$848,071

In conjunction with a business review performed in the Publishing segment associated with the restructuring activities disclosed in Note 7, “Restructuring and Related Charges”, in the three months ended July 31, 2017, we identified an indefinite lived brand with forecasted cash flows that did not support its carrying value. As a result, an impairment charge of $3.6 million was recorded in the three months ended July 31, 2017 to reduce the carrying value of the brand to its fair value of $1.2 million, which is being amortized over its estimated remaining useful life. This impairment charge was included in Operating and Administrative Expenses in the Condensed Consolidated Statements of Income for fiscal year 2018.

Note 11 — Income Taxes

The effective tax rate for the three months ended October 31, 2018 was 22.3%, compared to 24.4% for the three months ended October 31, 2017. The effective tax rate for the six months ended October 31, 2018 was 22.5% compared to 19.0% in the prior year period. The rate for the three months ended October 31, 2018 was lower than the prior year’s rate for the same period primarily due to the reduced statutory tax rate in the U.S., as well as, to a smaller extent, a more favorable earnings mix. The rate for the six months ended October 31, 2017 benefitted from large equity compensation deductions from significant vesting of restricted stock and other one-time adjustments. Excluding those items, the rate would have been 24.4% for the six months ended October 31, 2017 compared to 22.5% in the six months ended October 31, 2018, primarily due to the reduced statutory tax rate in the U.S. and more favorable earnings mix during the current period.

Index

The Tax Act

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation originally known as the Tax Cuts and Jobs Act of 2017 (the "Tax Act").  The Tax Act significantly revised the future ongoing U.S. corporate income tax system by, among other changes, the following:
•	lowering the U.S. federal corporate income tax rate to 21% with a potentially lower rate for certain foreign derived income,
•	accelerating deductions for certain business assets,
•	changing the U.S. system from a worldwide tax system,
•	requiring companies to pay a one-time transition tax on post-1986 unrepatriated cumulative non-U.S. earnings and profits ("E&P") of foreign subsidiaries,
•	eliminating certain deductions such as the domestic production deduction,
•	establishing limitations on the deductibility of certain expenses including interest and executive compensation, and
•	creating new taxes on certain foreign earnings.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts related to the Tax Act during a measurement period not to extend beyond one year of the enactment date. In fiscal year 2018, we estimated a provisional estimated net tax benefit of $25.1 million related to the Tax Act. We are still analyzing certain aspects of the Tax Act, including without limitation certain foreign tax credit related calculations and the state and local tax effect of deemed and actual repatriation as well as the new provisions mentioned below, and refining our calculations, including our estimates of expected reversals, which could affect the measurement of these balances and give rise to new deferred tax amounts. As the Tax Act was passed late in December 2017 and ongoing guidance and accounting interpretation are expected over the 12 months following enactment, we consider the accounting for the transition tax and other items included last year, as well as items described below which were included in the six months ended October 31, 2018, to be provisional due to the forthcoming guidance and our ongoing analysis of final data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

The Tax Act created new taxes, effective for us on May 1, 2018, including a provision designed to tax certain global income ("GILTI"), a base erosion anti-abuse tax ("BEAT") as well as a new deduction for certain foreign derived intangible income (“FDII”). We recorded a minor provisional benefit during the six months ended October 31, 2018. We expect to adjust this provisional amount as additional guidance is provided.

Note 12 — Retirement Plans

The components of net pension expense (income) for our global defined benefit plans were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Service cost	$229	$242	$462	$472
Interest cost	6,169	6,346	12,381	12,598
Expected return on plan assets	(9,720)	(9,782)	(19,622)	(19,439)
Net amortization of prior service cost	(24)	(23)	(48)	(48)
Unrecognized net actuarial loss	1,474	1,534	2,908	3,035
Net pension income	$(1,872)	$(1,683)	$(3,919)	$(3,382)

We adopted ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” on May 1, 2018.  Refer to Note 2, "Recent Accounting Standards," in the Notes to Condensed Consolidated Financial Statements for more information. The guidance requires that the service cost component of net pension and postretirement benefit costs be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Such amounts are reflected in Operating and Administrative Expenses on our Condensed Consolidated Statement of Operations. The guidance requires that the other components of net benefit costs be reported separately from the service cost component and below operating income. Such amounts are reflected in Interest Income and Other on our Condensed Consolidated Statement of Operations. We were required to retrospectively adopt this guidance.

Employer defined benefit pension plan contributions were $3.5 million and $2.8 million for the three months ended October 31, 2018 and 2017, respectively, and $7.1 million and $5.6 million for the six months ended October 31, 2018 and 2017, respectively.

The expense for employer defined contribution plans were approximately $2.8 million and $3.0 million for the three months ended October 31, 2018 and 2017, respectively, and $7.3 million and $7.9 million for the six months ended October 31, 2018 and 2017, respectively.

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

Index

Interest Rate Contracts

We had $537.3 million of variable rate loans outstanding at October 31, 2018, which approximated fair value.

As of October 31, 2018 and 2017 the interest rate swap agreements maintained by us were designated as cash flow hedges as defined under ASC 815 “Derivatives and Hedging.” As a result, there was no impact on our Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps as they were fully offset by changes in the interest expense on the underlying variable rate debt instruments.

On April 4, 2016, we entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, we pay a fixed rate of 0.92% and receive a variable rate of interest based on one-month LIBOR from the counterparty which is reset every month for a three-year period ending May 15, 2019. As of October 31, 2018 and April 30, 2018, the notional amount of the interest rate swap was $350.0 million.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of October 31, 2018 and April 30, 2018 was a deferred gain of $3.3 million and $5.1 million, respectively. Based on the maturity dates of the contracts, the entire deferred gain as of October 31, 2018 was recorded within Prepaid Expenses and Other Current Assets and as of April 30, 2018 was recorded within Other Non-Current Assets. The pre-tax gains that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended October 31, 2018 and 2017 were $1.1 million and $0.3 million, respectively. The pre-tax gains that were reclassified from Accumulated Other Compensation Loss into Interest Expense for the six months ended October 31, 2018 and 2017 were $2.0 million and $0.4 million, respectively.

Foreign Currency Contracts

We may enter into forward exchange contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction (Losses) Gains in the Condensed Consolidated Statements of Income and carried at their fair value in the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction (Losses) Gains.

As of October 31, 2018, and April 30, 2018, we did not maintain any open forward exchange contracts. In addition, we did not maintain any open forward contracts during the six months ended October 31, 2018 and 2017.

Note 14 — Commitments and Contingencies

We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of October 31, 2018, will not have a material effect upon our Condensed Consolidated Financial Condition or Results of Operations.

Note 15 – Subsequent Event

On November 1, 2018, we completed the acquisition of The Learning House, Inc. (“Learning House”) a diversified education services provider for $200 million in cash. Headquartered in Louisville, KY, Learning House provides online program management (OPM) services including graduate and undergraduate programs; short courses, boot camps, and other skills training and credentialing for students and professionals; pathway services for international students; professional development services for teachers; and learning solutions for corporate clients.  The results of operations of Learning House will be included in our Solutions segment.

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our Condensed Consolidated Financial Statements and related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2018 Form 10-K and our Consolidated Financial Statements and related notes set forth in Item 8 of Part II of our 2018 Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in thousands, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Unaudited Condensed Consolidated Financial Statements,” unless the context indicates otherwise.

RESULTS OF OPERATIONS – THREE MONTHS ENDED OCTOBER 31, 2018

CONSOLIDATED OPERATING RESULTS

Revenue:

Revenue for the three months ended October 31, 2018 decreased $3.1 million or 1% as compared with prior year.  On a constant currency basis, revenue increased $5.6 million, or 1%, mainly driven by increases in Research segment, driven by Open Access and Publishing Technology Services (Atypon) offerings, as well as higher revenue in our Solutions segment, primarily from our Corporate Learning and Professional Assessment businesses. These increases were partially offset by declines in Education Publishing and STM and Professional Publishing in our Publishing segment.

See the “Segment Operating Results” below for additional details on each segment’s revenue and contribution to profit performance.

Cost of Sales:

Cost of sales for the three months ended October 31, 2018 approximated that of the prior year. On a constant currency basis, cost of sales increased $2.3 million, or 2%. The constant currency increase was primarily a result of higher revenue, higher royalty and employment related costs. These factors were partially offset by lower inventory costs.

Gross Profit Margin:

Gross profit margin was 73.2% and 73.5% for the three months ended October 31, 2018 and 2017, respectively. On a constant currency basis, gross profit margin remained the same.

Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended October 31, 2018 increased $7.3 million, or 3% to $248.6 million as compared with prior year. On a constant currency basis, operating and administrative expenses increased $10.1 million, or 4%. The increase was primarily due to higher costs related to investments in growth initiatives, including resources in editorial, sales, advertising and marketing of $8.2 million, as well as, costs associated with strategic planning of $2.0 million.

Restructuring and Related Charges (Credits):

Beginning in fiscal year 2013, we initiated the Restructuring and Reinvestment Program to restructure and realign our cost base with current and anticipated future market conditions. We are targeting most of the cost savings achieved to improve margins and earnings, with the remainder reinvested in growth opportunities.

Index

For the three months ended October 31, 2018 and 2017, we recorded pre-tax restructuring charges (credits) of $10.0 million and $(1.4) million, respectively, related to this program. These charges (credits) are reflected in Restructuring and Related Charges (Credits) in the Condensed Consolidated Statements of Income and summarized in the following table:

	Three Months Ended October 31,		Total Charges
	2018	2017	Incurred to Date
Charges (Credits) by Segment:
Research	$2,282	$(388)	$26,715
Publishing	1,407	71	39,670
Solutions	1,097	(625)	7,087
Corporate Expenses	5,210	(464)	96,948
Total Restructuring and Related Charges (Credits)	$9,996	$(1,406)	$170,420

Charges (Credits) by Activity:
Severance	$8,672	$(1,455)	$117,697
Process Reengineering Consulting	90	-	20,854
Other Activities	1,234	49	31,869
Total Restructuring and Related Charges (Credits)	$9,996	$(1,406)	$170,420

Other Activities for the three months ended October 31, 2018 and 2017 include lease impairment related costs.

The additional restructuring actions taken in the three months ended October 31, 2018 are expected to yield approximately $15.0 million in run rate savings commencing in the second half of fiscal 2020. We currently do not anticipate any further material charges related to the Restructuring and Reinvestment Program.

Amortization of Intangibles:

Amortization of intangibles was $12.4 million for the three months ended October 31, 2018, an increase of $1.2 million or 11% as compared with prior year and on a constant currency basis. The increase in amortization was in the Research segment primarily due to the timing of the acquisitions of publishing rights in the second half of 2018.

Operating Income:

Operating income declined 29% to $57.5 million due to the timing of restructuring charges and credits, as well as higher operating expenses and the unfavorable impact of foreign exchange.  Excluding restructuring charges and credits, our Adjusted Operating Income at constant currency decreased 10% due primarily to higher operating and administrative expenses.

Interest Expense:

Interest expense for the three months ended October 31, 2018 was $3.6 million, an increase of 4% as compared with prior year of $3.5 million. Interest expense increased 5% on a constant currency basis. This increase was due to a higher weighted average effective borrowing rate, partially offset by lower average debt balances outstanding.

Foreign Exchange Transaction Losses:

Foreign exchange transaction losses were less than $0.1 million for the three months ended October 31, 2018 and less than $0.5 million for the three months ended October 31, 2017.

Provision for Income Taxes:

The effective tax rate for the three months ended October 31, 2018 was 22.3%, compared to 24.4% for the three months ended October 31, 2017. The decrease was primarily due to the reduced statutory tax rate in the U.S. as a result of The Tax Act, as well as, to a smaller extent, a more favorable earnings mix.

The Tax Act

The information set forth in Note 11, "Income Taxes” of the Notes to Condensed Consolidated Financial Statements under the caption "The Tax Act," is incorporated herein by reference and further describes the impact of the Tax Act.

Index

Diluted Earnings per Share (“EPS”):

EPS for the three months ended October 31, 2018 was $0.76 per share compared with $1.04 per share in the prior year. Excluding the impact of the items included in the table below, Adjusted EPS for the three months ended October 31, 2018 decreased 14% to $0.89 per share compared with $1.03 per share in the prior year. On a constant currency basis, Adjusted EPS decreased 9% due to lower Adjusted Operating Income.

	Three Months Ended October 31,
	2018	2017
GAAP EPS	$0.76	$1.04
Adjustments:
Restructuring charges (credits)	0.13	(0.02)
Foreign exchange losses on intercompany transactions	—	0.01
Non-GAAP Adjusted EPS	$0.89	$1.03

SEGMENT OPERATING RESULTS

	Three Months Ended October 31,			% Change
RESEARCH:	2018	2017 (a)	% Change	w/o FX (b)
Revenue:
Journal Subscriptions	$163,751	$170,163	(4)%	—
Open Access	13,780	9,350	47%	50%
Licensing, Reprints, Backfiles, and Other	41,749	41,329	1%	2%
Total Journal Revenue	219,280	220,842	(1)%	2%

Publishing Technology Services (Atypon)	9,365	8,028	17%	17%

Total Research Revenue	228,645	228,870	—	3%

Cost of Sales	63,105	60,917	4%	6%

Gross Profit	165,540	167,953	(1)%	2%
Gross Profit Margin	72.4%	73.4%

Operating Expenses	(97,384)	(92,344)	5%	7%
Amortization of Intangibles	(6,967)	(5,851)	19%	20%
Restructuring (Charges) Credits (See Note 7)	(2,282)	388	#	#

Contribution to Profit	$58,907	$70,146	(16)%	(7)%
Contribution Margin	25.8%	30.6%

(a)
Due to the retrospective adoption of ASU 2017-07, total net benefits related to defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest and Other Income. The amount for the three months ended October 31, 2017 for the Research segment was $1.0 million. Refer to Note 2, "Recent Accounting Standards," for more information.

(b)	Adjusted to exclude FX impact and Restructuring (Charges) Credits.

# Not meaningful

Revenue:

Research revenue was flat as compared with prior year and increased 3% on a constant currency basis, primarily due to continued strong growth in publication volumes for Open Access, particularly hybrid journals, and, to a lesser extent, an increase in Publishing Technology Services (Atypon).

Index

Gross Profit:

Gross profit for the three months ended October 31, 2018 decreased 1% to $165.5 million. Excluding the unfavorable impact of foreign exchange, gross profit increased 2%. This increase was driven by higher revenues partially offset by an increase in royalty costs. Gross profit margin was 72.4% compared with prior year of 73.4%. On a constant currency basis, gross profit margin decreased to 71.6% compared with prior year.

Contribution to Profit:

Contribution to profit decreased 16% to $58.9 million for the three months ended October 31, 2018 as compared with the prior year. On a constant currency basis and excluding restructuring (charges) credits, contribution to profit decreased 7% compared with prior year. This decrease was due to higher operating costs, which reflected investments in additional resources in editorial to support increased journal publishing of $3.8 million. These factors were partially offset by the increase in gross profit on a constant currency basis.

Society Partnerships:

For the three months ended October 31, 2018:
●	2 new society journals were signed with combined annual revenue of $1.8 million,
●	6 society journals were renewed with a combined annual revenue of $1.3 million,
●	4 society journals were not renewed with $0.4 million in combined annual revenue.

	Three Months Ended October 31,			% Change
PUBLISHING:	2018	2017 (a)	% Change	w/o FX (b)
Revenue:
STM and Professional Publishing	$66,902	$71,460	(6)%	(5)%
Education Publishing	52,068	57,711	(10)%	(8)%
Course Workflow (WileyPLUS)	18,429	16,310	13%	14%
Test Preparation and Certification	8,377	7,919	6%	7%
Licensing, Distribution, Advertising and Other	11,723	11,585	1%	2%

Total Publishing Revenue	157,499	164,985	(5)%	(3)%

Cost of Sales	45,438	49,956	(9)%	(8)%

Gross Profit	112,061	115,029	(3)%	(1)%
Gross Profit Margin	71.2%	69.7%

Operating Expenses	(69,157)	(71,195)	(3)%	(1)%
Amortization of Intangibles	(2,042)	(1,850)	10%	10%
Restructuring Charges (see Note 7)	(1,407)	(71)	#	#

Contribution to Profit	$39,455	$41,913	(6)%	(2)%
Contribution Margin	25.1%	25.4%

(a)
Due to the retrospective adoption of ASU 2017-07, total net benefits related to defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest and Other Income. The amount for the three months ended October 31, 2017 for the Publishing segment was $0.6 million. Refer to Note 2, "Recent Accounting Standards," for more information.

(b) Adjusted to exclude FX impact and Restructuring Charges.

# Not meaningful

Revenue:

Publishing revenue decreased 5% to $157.5 million on a reported basis and decreased 3% on a constant currency basis as compared with prior year. This decrease was primarily due to a decline in Education Publishing due to a continued shift in market demand for print and, to a lesser extent, a decline in STM and Professional Publishing. These declines were partially offset by an increase in Course Workflow (WileyPlus) mainly due to timing of revenue recognition associated with multi-semester offerings, which are recognized in periods extending across two semesters.

Index

Gross Profit:

Gross profit decreased 3% as compared with prior year, and 1% on a constant currency basis, due to the decline in Education Publishing and STM and Professional Publishing revenue, partially offset by lower inventory and other costs.

Contribution to Profit:

Contribution to profit decreased 6% to $39.5 million for the three months ended October 31, 2018 as compared with the prior year.  On a constant currency basis and excluding restructuring charges, contribution to profit decreased 2% as compared with the prior year. This decrease was primarily due to lower gross profit.

	Three Months Ended October 31,			% Change
SOLUTIONS:	2018	2017	% Change	w/o FX (a)
Revenue:
Education Services (OPM)	$29,877	$29,737	—	1%
Professional Assessment	17,268	15,821	9%	9%
Corporate Learning	15,333	12,318	24%	28%

Total Solutions Revenue	62,478	57,876	8%	9%

Cost of Sales	11,623	8,992	29%	31%

Gross Profit	50,855	48,884	4%	5%
Gross Profit Margin	81.4%	84.5%

Operating Expenses	(39,351)	(38,718)	2%	3%
Amortization of Intangibles	(3,358)	(3,482)	(4)%	(3)%
Restructuring (Charges) Credits (see Note 7)	(1,097)	625	#	#

Contribution to Profit	$7,049	$7,309	(4)%	22%
Contribution Margin	11.3%	12.6%

(a)	Adjusted to exclude FX impact and Restructuring (Charges) Credits.

# Not meaningful

Revenue:

Solutions revenue increased 8% to $62.5 million, or 9% on a constant currency basis, as compared with prior year. The increase was mainly driven by higher revenue in Corporate Learning, and to a lesser extent, in Professional Assessment. Education Services (OPM) revenue was impacted by the termination of certain underperforming partnerships as part of previously announced partner portfolio optimization.

Gross Profit:

Gross profit increased 4% to $50.9 million, or 5% on a constant currency basis, as compared with prior year. The increase primarily reflected the impact of higher revenues and efficiency gains.

Contribution to Profit:

Contribution to profit decreased 4% to $7.0 million for the three months ended October 31, 2018 as compared with the prior year.  On a constant currency basis and excluding restructuring (charges) credits, contribution to profit increased 22% as compared with prior year due to higher gross profit, partially offset by higher content development and sales related costs in support of Education Services (OPM) enrollment growth.

Index

Education Services (OPM) Partners and Programs:

As of October 31, 2018, Wiley had 36 university partners and 247 programs under contract, As of October 31, 2017, the Company had 39 university partners and 254 programs under contract.

CORPORATE EXPENSES:

Corporate expenses for the three months ended October 31, 2018 increased 24% to $47.9 million as compared with prior year. On a constant currency basis and excluding restructuring charges (credits), these expenses increased 10%. This increase was primarily due to higher costs associated with strategic planning of $2.0 million.

RESULTS OF OPERATIONS – SIX MONTHS ENDED OCTOBER 31, 2018

CONSOLIDATED OPERATING RESULTS

Revenue:

Revenue for the six months ended October 31, 2018 was consistent with the prior year on a reported and on a constant currency basis. This was mainly driven by increases in Open Access revenues in our Research business and increases in each of our Solutions businesses. These increases were offset by declines in our print revenues in our Publishing segment and lower Journal Subscription revenues.

See the “Segment Operating Results” below for additional details on each segment’s revenue and contribution to profit performance.

Cost of Sales:

Cost of sales for the six months ended October 31, 2018 approximated that of the prior year and on a constant currency basis. Cost of sales increased due to higher royalty and employment related costs, offset by lower inventory costs.

Gross Profit Margin:

Gross profit margin for the six months ended October 31, 2018 was 72.7% compared with 72.8% in the prior year. On a constant currency basis, it remained the same at 72.7%.

Operating and Administrative Expenses:

Operating and administrative expenses for the six months ended October 31, 2018 increased $15.4 million, or 3.2% as compared with prior year and 3.3% on a constant currency basis. The increase was primarily due to higher costs related to increased resources in marketing, advertising and editorial management of $10.5 million, higher technology costs of $3.0 million due to the timing of spending, and higher costs associated with strategic planning of $2.4 million. These factors were partially offset by an impairment charge in the prior year related to one of our Publishing brands of $3.6 million.

Restructuring and Related Charges (Credits):

For the six months ended October 31, 2018 and 2017, we recorded pre-tax restructuring charges of $3.9 million and $24.3 million, respectively, related to the Restructuring and Reinvestment Program. The restructuring and related charges in the six months ended October 31, 2018 include credits in severance activities recorded in the three months ended July 31, 2018, primarily reflecting changes in the number of headcount reductions and estimates for previously accrued benefit costs.

Index

These charges are reflected in Restructuring and Related Charges (Credits) in the Condensed Consolidated Statements of Income and summarized in the following table:

	Six Months Ended October 31,		Total Charges
	2018	2017	Incurred to Date
Charges by Segment:
Research	$1,302	$4,448	$26,715
Publishing	739	7,325	39,670
Solutions	840	2,170	7,087
Corporate Expenses	1,029	10,380	96,948
Total Restructuring and Related Charges	$3,910	$24,323	$170,420

Charges (Credits) by Activity:
Severance	2,894	$23,266	117,697
Process Reengineering Consulting	225	1,521	20,854
Other Activities	791	(464)	31,869
Total Restructuring and Related Charges (Credits)	$3,910	$24,323	$170,420

Other Activities for the six months ended October 31, 2018 include lease impairment related costs. The credits in Other Activities for the six months ended October 31, 2017 mainly reflect changes in estimates for previously accrued restructuring charges related to facility lease reserves. We currently do not anticipate any further material charges related to the Restructuring and Reinvestment Program.

Amortization of Intangibles:

Amortization of intangibles was $25.1 million for the six months ended October 31, 2018, an increase of $1.2 million as compared with prior year. On a constant currency basis, amortization of intangibles increased 5%. The increase in amortization was in the Research segment primarily due to the timing of the acquisitions of publishing rights in the second half of 2018.

Operating Income:

Operating income of $93.6 million was flat as compared with prior year as the impact from the timing of restructuring charges and credits offset higher operating expenses and the unfavorable impact of foreign exchange. Excluding restructuring charges and credits, our Adjusted Operating Income at constant currency decreased 16% due to higher operating and administrative expenses.

Interest Expense:

Interest expense for the six months ended October 31, 2018 decreased $0.3 million to $6.4 million on a reported and on a constant currency basis. This decrease was due to lower average debt balances outstanding, partially offset by a higher weighted average effective borrowing rate.

Foreign Exchange Transaction Losses:

Foreign exchange transaction losses were $1.8 million for the six months ended October 31, 2018 and were primarily due to the net impact of the change in average foreign exchange rates as compared to the U.S. dollar on our intercompany and third-party receivable and payable balances. For the six months ended October 31, 2017, foreign exchange transaction losses were $5.6 million which were primarily related to the impact of changes in foreign exchange rates on foreign denominated intercompany loans.

Provision for Income Taxes:

The effective tax rate for the six months ended October 31, 2018 was 22.5%, compared to 19.0% for the six months ended October 31, 2017. The rate for the six months ended October 31, 2017 benefitted from large equity compensation deductions from significant vesting of restricted stock and other one-time adjustments. Excluding those items, the rate would have been 24.4% compared to 22.5% for the six months ended October 31, 2018, primarily due to the reduced statutory tax rate in the U.S. and more favorable earnings mix during the current period.

Index

Diluted Earnings per Share (“EPS”):

EPS for the six months ended October 31, 2018 was $1.21 per share compared with $1.20 per share in the prior year.  Excluding the impact of the items included in the table below, Adjusted EPS for the six months ended October 31, 2018 decreased 19% to $1.31 per share compared with $1.62 per share in the prior year. On a constant currency basis, Adjusted EPS decreased 17% primarily due to lower Adjusted Operating Income.

	Six Months Ended October 31,
	2018	2017
GAAP EPS	$1.21	$1.20
Adjustments:
Restructuring charges	0.05	0.33
Foreign exchange losses on intercompany transactions	0.05	0.09
Non-GAAP Adjusted EPS	$1.31	$1.62

SEGMENT OPERATING RESULTS

	Six Months Ended October 31,			% Change
RESEARCH:	2018	2017 (a)	% Change	w/o FX (b)
Revenue:
Journal Subscriptions	$329,709	$338,488	(3)%	(1)%
Open Access	24,723	18,153	36%	36%
Licensing, Reprints, Backfiles, and Other	81,237	79,559	2%	2%
Total Journal Revenue	435,669	436,200	—	1%

Publishing Technology Services (Atypon)	17,968	16,297	10%	10%

Total Research Revenue	453,637	452,497	—	1%

Cost of Sales	124,573	120,406	3%	4%

Gross Profit	329,064	332,091	(1)%	—
Gross Profit Margin	72.5%	73.4%

Operating Expenses	(197,668)	(184,215)	7%	7%
Amortization of Intangibles	(14,061)	(12,820)	10%	9%
Restructuring Charges (See Note 7)	(1,302)	(4,448)	(71)%	(71)%

Contribution to Profit	$116,033	$130,608	(11)%	(10)%
Contribution Margin	25.6%	28.9%

(a)
Due to the retrospective adoption of ASU 2017-07, total net benefits related to defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest and Other Income. The amount for the six months ended October 31, 2017 for the Research segment was $2.0 million. Refer to Note 2, "Recent Accounting Standards," in the Notes to Condensed Consolidated Financial Statements for more information.

(b)	Adjusted to exclude FX impact and Restructuring Charges.

Revenue:

Research revenue was flat on a reported basis and increased 1% on a constant currency basis as compared with prior year, primarily due to the following:
●	continued strong growth in publication volumes for Open Access, particularly hybrid journals,
●	an increase in revenue from Licensing, Reprints, Backfiles and Other due to the timing of when revenue is recognized as a result of the adoption of Topic 606 beginning in fiscal year 2019, and
●	an increase in Publishing Technology Services (Atypon).

These factors were partially offset by a decrease in Journal Subscriptions’ revenue due to the timing of publications.

Index

Gross Profit:

Gross profit for the six months ended October 31, 2018 decreased 1% to $329.1 million and, excluding the unfavorable impact of foreign exchange, was flat. This was due to higher revenues, offset by higher costs of sales, primarily due to increased royalty costs. Gross profit margin was 72.5% compared with prior year of 73.4%. On a constant currency basis, gross profit margin decreased to 71.8% compared with prior year.

Contribution to Profit:

Contribution to profit decreased 11% to $116.0 million for the six months ended October 31, 2018 as compared with the prior year. On a constant currency basis and excluding restructuring charges, contribution to profit decreased 10% compared with prior year. This decrease was due to higher operating costs including additional resources in editorial to support increased journal publishing of $6.2 million and increased costs related to sales resources of $1.1 million.

Society Partnerships:

For the six months ended October 31, 2018:
●	9 new society journals were signed with combined annual revenue of $3.7 million,
●	22 renewals/extensions were signed with $9.2 million in combined annual revenue,
●	There were four journal contracts that were not renewed with combined annual revenue of $0.4 million.

	Six Months Ended October 31,			% Change
PUBLISHING:	2018	2017 (a)	% Change	w/o FX (b)
Revenue:
STM and Professional Publishing	$132,966	$135,060	(2)%	(1)%
Education Publishing	90,299	103,447	(13)%	(12)%
Course Workflow (WileyPLUS)	19,207	17,520	10%	11%
Test Preparation and Certification	19,783	19,409	2%	3%
Licensing, Distribution, Advertising and Other	20,165	20,827	(3)%	(3)%

Total Publishing Revenue	282,420	296,263	(5)%	(4)%

Cost of Sales	86,676	94,333	(8)%	(8)%

Gross Profit	195,744	201,930	(3)%	(3)%
Gross Profit Margin	69.3%	68.2%

Operating Expenses	(137,573)	(140,560)	(2)%	(2)%
Amortization of Intangibles	(4,257)	(4,062)	5%	5%
Restructuring Charges (see Note 7)	(739)	(7,325)	(90)%	(90)%
Publishing brand impairment charge	—	(3,600)	(100)%	(100)%

Contribution to Profit	$53,175	$46,383	15%	(6)%
Contribution Margin	18.8%	15.7%

(a)
Due to the retrospective adoption of ASU 2017-07, total net benefits related to defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest and Other Income. The amount for the six months ended October 31, 2017 for the Publishing segment was $1.1 million. Refer to Note 2, "Recent Accounting Standards," in the Notes to Condensed Consolidated Financial Statements for more information.

(b) Adjusted to exclude FX impact and Restructuring Charges.

Revenue:

Publishing revenue decreased 5% to $282.4 million on a reported basis and 4% on a constant currency basis as compared with prior year. The decrease was primarily due to a decline in Education Publishing due to a continued shift in market demand for print, and to a lesser extent, a decrease in STM and Professional Publishing. These declines were partially offset by an increase in Course Workflow (WileyPlus) mainly due to timing of revenue recognition associated with multi-semester offerings, which are recognized in periods extending across two semesters.

Index

Gross Profit:

Gross profit decreased 3% as compared with prior year and on a constant currency basis, due to the decline in Education Publishing and STM and Professional Publishing revenue; partially offset by a decrease in inventory costs.

Contribution to Profit:

Contribution to profit increased 15% to $53.2 million for the six months ended October 31, 2018 as compared with the prior year. On a constant currency basis and excluding restructuring charges and a brand impairment charge in the prior year, contribution to profit decreased 6% as compared with the prior year. This decrease was primarily due to lower gross profit, partially offset by, lower operating expenses.

	Six Months Ended October 31,			% Change
SOLUTIONS:	2018	2017	% Change	w/o FX (a)
Revenue:
Education Services (OPM)	$59,037	$56,074	5%	5%
Professional Assessment	33,067	30,708	8%	8%
Corporate Learning	31,362	27,633	13%	13%

Total Solutions Revenue	123,466	114,415	8%	8%

Cost of Sales	23,303	19,914	17%	17%

Gross Profit	100,163	94,501	6%	6%
Gross Profit Margin	81.1%	82.6%

Operating Expenses	(82,318)	(80,070)	3%	3%
Amortization of Intangibles	(6,732)	(6,920)	(3)%	(3)%
Restructuring Charges (see Note 7)	(840)	(2,170)	(61)%	(61)%

Contribution to Profit	$10,273	$5,341	92%	47%
Contribution Margin	8.3%	4.7%

(a)	Adjusted to exclude FX impact and Restructuring Charges.

Revenue:

Solutions revenue increased 8% to $123.5 million, and on a constant currency basis, as compared with prior year. The increase was mainly driven by higher revenue in Corporate Learning, and to a lesser extent, higher revenue in Education Services (OPM) and Professional Assessment.

Gross Profit:

Gross profit increased 6% to $100.2 million, and on a constant currency basis, as compared with prior year. The increase primarily reflected the impact of higher revenues, partially offset by higher costs of sales due to higher amortization expense and employment related costs.

Contribution to Profit:

Contribution to profit increased to 92% to $10.3 million for the six months ended October 31, 2018 compared with $5.3 million in the prior year period.  On a constant currency basis and excluding restructuring charges, contribution to profit increased 47% mainly due to the improvement in gross profit, partially offset by higher operating expenses. Operating expenses increased due to higher content and advertising and marketing expenses to support sales and enrollment growth in Education Services (OPM); and to a lesser extent, higher technology costs.

Index

CORPORATE EXPENSES:

Corporate expenses for the six months ended October 31, 2018 decreased 3% to $85.9 million as compared with prior year. On a constant currency basis and excluding restructuring charges, these expenses increased 8%. This increase was primarily due to higher costs associated with strategic planning of $2.4 million and a share-based compensation benefit in the prior year.

FISCAL YEAR 2019 OUTLOOK:

The Company reaffirmed its fiscal 2019 guidance.  Fiscal 2019 guidance excludes the results of the acquisition of Learning House, which closed on November 1, 2018.  For fiscal 2019, we anticipate Learning House to contribute approximately $30 million in revenue and be dilutive to EPS by approximately $0.10.

Metric (amounts in millions, except EPS)	Fiscal Year 2018 Actual	Fiscal Year 2019 Expectation Constant Currency
Revenue	$1,796.1	Even with prior year
Adjusted EPS	$3.43	Mid-single digit decline
Cash Provided by Operating Activities	$381.8	High-single digit decline
Capital Expenditures	$150.7	Lower

●	Wiley anticipates low-single digit revenue growth in Research and Solutions offset by a low-single digit revenue decline in Publishing.
●	Adjusted EPS is expected to decline primarily due to increased investment in growth initiatives, including publishing more in Research and driving enrollment growth in Education Services.
●
Cash Provided by Operating Activities reflects the impact of growth investments and substantially lower gains in working capital. In addition, the adoption of Topic 606 will result in the reclassification of certain spending for costs to fulfill of approximately $10 million from Capital Expenditures to Cash Provided by Operating Activities.

●
Capital Expenditures are expected to be lower by $30 million primarily due to the completion of the Company’s headquarters transformation. In addition, the adoption of Topic 606 will result in the reclassification of certain spending for costs to fulfill of approximately $10 million from Capital Expenditures to Cash Provided by Operating Activities.

●	Non-GAAP effective tax rate for the year is expected to be approximately 23-24%.

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

As of October 31, 2018, we had cash and cash equivalents of $115.6 million, of which approximately $93.9 million, or 81%, was located outside the U.S. Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of our operations. Notwithstanding the Tax Act which generally eliminated federal income tax on future cash repatriation to the U.S., cash repatriation may be subject to state and local taxes or withholding or similar taxes. We no longer intend to permanently reinvest cash outside the U.S. and include in our accrued liabilities our estimated cost of $2 million to repatriate our non-U.S. earnings.

As of October 31, 2018, we had approximately $537.3 million of debt outstanding and approximately $565.5 million of unused borrowing capacity under our Revolving Credit and other facilities. Our credit agreement contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of October 31, 2018.

Analysis of Historical Cash Flow

The following table shows the changes in our Condensed Consolidated Statement of Cash Flows for the six months ended October 31, 2018 and 2017.

	Six Months Ended October 31,
	2018	2017
Net Cash Used in Operating Activities	$(121,097)	$(45,812)
Net Cash Used in Investing Activities	(45,170)	(77,493)
Net Cash Provided by Financing Activities	120,465	135,351
Effect of Foreign Currency Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(8,368)	2,855

Index

Free Cash Flow less Product Development Spending helps assess our ability, over the long term, to create value for our shareholders, as it represents cash available to repay debt, pay common dividends, and fund share repurchases and new acquisitions. Below are the details of Free Cash Flow less Product Development Spending for the six months ended October 31, 2018 and 2017.

Cash flow from operations is seasonally a use of cash in the first half of Wiley’s fiscal year principally due to the timing of collections for annual journal subscriptions, which occurs in the beginning of the second half of our fiscal year.
	Six Months Ended October 31,
	2018	2017
Net Cash Used in Operating Activities	$(121,097)	$(45,812)
Less: Additions to Technology, Property and Equipment	(34,560)	(53,469)
Less: Product Development Spending	(7,815)	(17,927)
Free Cash Flow less Product Development Spending	$(163,472)	$(117,208)

Net Cash Used in Operating Activities for the six months ended October 31, 2018 increased $75.3 million compared to the six months ended October 31, 2017 to $121.1 million primarily due to the timing of working capital items, including a delay in billings and subsequent cash collections for calendar year 2019 subscriptions and, to a lesser extent, higher payments for expenses.

Our negative working capital was $121.2 million and $394.3 million as of October 31, 2018 and April 30, 2018, respectively, due to the seasonality of our businesses. The primary driver of the negative working capital is unearned contract liabilities (deferred revenue) related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by us for a number of purposes including acquisitions, debt repayments, funding operations, dividend payments and purchasing treasury shares.

The contract liabilities (deferred revenue) will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of October 31, 2018 and as of April 30, 2018 includes $237.2 million and $486.4 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Net Cash Used in Investing Activities for the six months ended October 31, 2018 was $45.2 million compared to $77.5 million in the prior year. The decrease was primarily due to a $18.9 million decrease in spending for technology, property and equipment in the six months ended October 31, 2018 as a result of the May 2018 implementation of our enterprise resource planning system (“ERP”) order to cash release for journal subscriptions and the completion of our headquarters renovations. In addition, a $10.1 million decrease in product development spending was due to the adoption of Topic 606 whereby certain costs to fulfill contracts, which were previously included in product development spending are now included in cash flow used in operating activities.

Projected capital spending for Technology, Property and Equipment and Product Development Spending for fiscal year 2019 is forecast to be approximately $110 million. Projected spending for author advances, which is classified as an operating activity, is forecast to be approximately $130 million for fiscal year 2019.

Net Cash Provided by Financing Activities was $120.5 million for the six months ended October 31, 2018 compared to $135.4 million for the six months ended October 31, 2017. This decrease in cash provided by financing activities was due to lower net borrowings for the six months ended October 31, 2018 compared to the six months ended October 31, 2017.

During the six months ended October 31, 2018, we repurchased 425,120 shares of Class A common stock at an average price of $58.79 compared to 550,757 shares of Class A common stock at an average price of $53.12 in the prior year. In the six months ended October 31, 2018, we increased our quarterly dividend to shareholders by 3% to $1.32 per share annualized versus $1.28 per share annualized in the prior year.

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

We had $537.3 million of variable rate loans outstanding at October 31, 2018, which approximated fair value.

The information set forth in Note 13, "Derivatives Instruments and Hedging Activities," of the Notes to Condensed Consolidated Financial Statements under the caption "Interest Rate Contracts," is incorporated herein by reference.

On April 4, 2016, we entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, we pay a fixed rate of 0.92% and receive a variable rate of interest based on one-month LIBOR from the counterparty which is reset every month for a three-year period ending May 15, 2019. As of October 31, 2018, and April 30, 2018, the notional amount of the interest rate swap was $350.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives. During the three and six months ended October 31, 2018, we recognized a gain on our hedge contracts of approximately $1.1 million and $2.0 million, respectively, and during the three and six months ended October 31, 2017, we recognized a gain on our hedge contracts of approximately $0.3 million and $0.4 million, respectively, which is reflected in Interest Expense in the Condensed Consolidated Statements of Income.

At October 31, 2018 and April 30, 2018, the fair value of the outstanding interest rate swaps was a deferred gain of $3.3 million and $5.1 million, respectively. Based on the maturity dates of the contracts, the entire deferred gain as of October 31, 2018 was recorded within Prepaid Expenses and Other Current Assets and as of April 30, 2018 was recorded within Other Non-Current Assets.

On an annual basis, a hypothetical one percent change in interest rates for the $187.3 million of unhedged variable rate debt as of October 31, 2018 would affect net income and cash flow by approximately $1.4 million.

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

Our significant investments in non-U.S. businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment. During the three and six months ended October 31, 2018, we recorded foreign currency translation losses in Other Comprehensive Income of approximately $20.4 million and $60.7 million, respectively, primarily as a result of the fluctuations of the U.S. dollar relative to the British pound sterling and, to a lesser extent, the euro. During the three and six months ended October 31, 2017, we recorded foreign currency translation gains in Other Comprehensive Income of approximately $5.6 million and $33.0 million, respectively, primarily as a result of the fluctuations of the U.S. dollar relative to the British pound sterling and euro.

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in the Condensed Consolidated Statements of Income as incurred. Under certain circumstances, we may enter into derivative financial instruments in the form of foreign currency forward contracts to hedge against specific transactions, including intercompany purchases and loans.

We may enter into forward exchange contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction (Losses) Gains on the Condensed Consolidated Statements of Income and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction (Losses) Gains. As of October 31, 2018, and April 30, 2018, we did not maintain any open forward exchange contracts. In addition, we did not maintain any open forward contracts during the six months ended October 31, 2018 and 2017.

Index

Sales Return Reserves

The estimated allowance for print book sales returns is based upon historical return patterns, as well as current market trends in the businesses in which we operate. In connection with the estimated sales return reserves, we also include a related increase to inventory and a reduction to accrued royalties as a result of the expected returns.

The reserves are reflected in the following accounts of the Condensed Consolidated Statements of Financial Position – increase (decrease):

	October 31, 2018	April 30, 2018
Accounts receivable, net (1)	$—	$(28,302)
Inventories, net	4,261	4,626
Accrued royalties	(3,934)	(5,048)
Contract liability (Deferred revenue) (1)	31,142	—
Decrease in Net Assets	$(22,947)	$(18,628)

(1)
Due to the adoption of the new revenue standard, the sales return reserve as of October 31, 2018 of $31.1 million is recorded in Contract Liability (Deferred Revenue). In prior periods, it was recorded as a reduction to Accounts Receivable, net on the Condensed Consolidated Statement of Financial Position.

A one percent change in the estimated sales return rate could affect net income by approximately $0.6 million. A change in the pattern or trends in returns could affect the estimated allowance.

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

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 10% of total annual consolidated revenue and 17% of accounts receivable at October 31, 2018, the top 10 book customers account for approximately 19% of total annual consolidated revenue and approximately 38% of accounts receivable at October 31, 2018.

Disclosure of Certain Activities Relating to Iran

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.” In the six months ended October 31, 2018, we did not record any revenue or net earnings related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations. We assessed our business relationship and transactions with Iran and believe we are in compliance with the regulations governing the sanctions. We intend to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

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

Index

We are in the process of implementing a new global ERP that will enhance our business and financial processes and standardize our information systems. As previously disclosed, we have completed the implementation of record-to-report, purchase-to-pay and several other business processes within all locations through fiscal year 2017. We completed the implementation of order-to-cash for certain businesses in May 2018 and may continue to roll out additional processes and functionality of the ERP in phases in the foreseeable future.

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

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant developments related to legal proceedings during the three months ended October 31, 2018. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2018 Note 14, “Commitment and Contingencies”.

ITEM 1a. RISK FACTORS

See Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended April 30, 2018. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2018, we made the following purchases of Class A Common Stock under our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
August 2018	—	$—	—	2,954,539
September 2018	245,081	56.64	245,081	2,709,458
October 2018	54,107	57.65	54,107	2,655,351
Total	299,188	$56.82	299,188	2,655,351

ITEM 6. EXHIBITS

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer.
32.2*	18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

JOHN WILEY & SONS, INC.
Registrant

By	/s/ Brian A. Napack
Brian A. Napack
President and Chief Executive Officer

By	/s/ John A. Kritzmacher
John A. Kritzmacher
Chief Financial Officer and Executive Vice President, Operations

By	/s/ Christopher F. Caridi
Christopher F. Caridi
Senior Vice President, Corporate Controller and Chief Accounting Officer

Dated: December 6, 2018

Index

Index