Form 10-Q
period 2019-01-31
WILEY JOHN & SONS, INC.
filed 2019-03-08
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

The number of shares outstanding of each of the Registrant’s classes of common stock as of February 28, 2019 were:

Class A, par value $1.00 – 47,932,973
Class B, par value $1.00 – 9,139,133

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

Index

For example:

●
Adjusted EPS, Adjusted Operating Profit, and Adjusted Contribution to Profit provide a more comparable basis to analyze operating results and earnings and are measures commonly used by shareholders to measure our performance.

●
Free Cash Flow less Product Development Spending helps assess our ability, over the long term, to create value for our shareholders as it represents cash available to repay debt, pay common stock dividends and fund share repurchases and new acquisitions.

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

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Dollars in thousands

	January 31, 2019	April 30, 2018
	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$132,758	$169,773
Accounts receivable, net	194,764	212,377
Inventories, net	35,264	39,489
Prepaid expenses and other current assets	68,657	58,332
Total Current Assets	431,443	479,971

Product Development Assets	62,004	78,814
Royalty Advances, net	42,903	37,058
Technology, Property and Equipment, net	286,172	289,934
Intangible Assets, net	892,603	848,071
Goodwill	1,103,222	1,019,801
Other Non-Current Assets	93,279	85,802
Total Assets	$2,911,626	$2,839,451

Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$85,111	$90,097
Accrued royalties	135,863	73,007
Contract liability (Deferred revenue)	271,541	486,353
Accrued employment costs	81,571	116,179
Accrued income taxes	20,781	13,927
Other accrued liabilities	83,398	94,748
Total Current Liabilities	678,265	874,311

Long-Term Debt	633,523	360,000
Accrued Pension Liability	150,131	190,301
Deferred Income Tax Liabilities	157,786	143,518
Other Long-Term Liabilities	96,492	80,764
Total Liabilities	1,716,197	1,648,894

Shareholders’ Equity
Preferred Stock, $1 par value: Authorized – 2 million, Issued 0	—	—
Class A Common Stock, $1 par value: Authorized-180 million Issued 70,124,963 and 70,110,603 as of January 31, 2019 and April 30, 2018, respectively	70,125	70,111
Class B Common Stock, $1 par value: Authorized-72 million Issued 13,056,707 and 13,071,067 as of January 31, 2019 and April 30, 2018, respectively	13,057	13,071
Additional paid-in-capital	423,466	407,120
Retained earnings	1,886,620	1,834,057
Accumulated other comprehensive loss	(474,266)	(439,580)
Treasury stock (Class A 22,190,282 and 21,853,257 as of January 31, 2019 and April 30, 2018, respectively; Class B 3,917,574 and 3,917,574 as of January 31, 2019 and April 30, 2018, respectively)	(723,573)	(694,222)
Total Shareholders’ Equity	1,195,429	1,190,557
Total Liabilities and Shareholders' Equity	$2,911,626	$2,839,451

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018 (1)(2)	2019	2018 (1)(2)
Revenue, net	$449,367	$455,675	$1,308,890	$1,318,850

Costs and Expenses
Cost of sales (2)	143,879	136,362	404,194	394,444
Operating and administrative expenses (1)(2)	240,715	239,548	717,348	703,158
Restructuring and related (credits) charges	(348)	2,208	3,562	26,531
Amortization of intangibles	14,775	12,163	39,825	35,965
Total Costs and Expenses	399,021	390,281	1,164,929	1,160,098

Operating Income	50,346	65,394	143,961	158,752

Interest Expense	(5,346)	(3,295)	(11,750)	(10,023)
Foreign Exchange Transaction Losses	(2,525)	(6,032)	(4,308)	(11,584)
Interest and Other Income (1)	2,742	2,200	7,717	6,694

Income Before Taxes	45,217	58,267	135,620	143,839
Provision (Benefit) for Income Taxes	10,275	(10,575)	30,599	5,713

Net Income	$34,942	$68,842	$105,021	$138,126

Earnings Per Share
Basic	$0.61	$1.21	$1.83	$2.42
Diluted	$0.61	$1.19	$1.81	$2.39

Weighted Average Number of Common Shares Outstanding
Basic	57,158	57,035	57,330	56,979
Diluted	57,626	57,871	57,882	57,736

See accompanying notes to the unaudited condensed consolidated financial statements.
____________________________________________

(1)
 Due to the retrospective adoption of Accounting Standards Update (“ASU”) 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,”, total net benefits of $2.0 million and $6.0 million related to the non-service components of defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest and Other Income for the three and nine months ended January 31, 2018, respectively. Total net benefits related to the non-service components of defined benefit and other post-employment benefit plans were $2.1 million and $6.6 million for the three and nine months ended January 31, 2019, respectively. Refer to Note 2, "Recent Accounting Standards," in the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

(2)
 In connection with the acquisition of The Learning House, Inc. (“Learning House”), we changed our accounting policy for certain advertising and marketing costs incurred by our Education Services business to fulfill performance obligations from contracts with educational institutions. Under the new accounting policy, these costs are included in Cost of Sales whereas they were previously included in Operating and Administrative Expenses on the Unaudited Condensed Consolidated Statements of Income. Including these expenses in Cost of Sales will better align these costs with the related revenue and conform with the presentation of such costs for Learning House. This change in accounting policy was applied retrospectively.

The Condensed Consolidated Statements of Income for the three and nine months ended January 31, 2018 have been reclassified to reflect this change in accounting policy. The impact of this reclassification was an increase to Cost of Sales and a corresponding decrease to Operating and Administrative Expenses of $11.2 million and $34.7 million for the three and nine months ended January 31, 2018, respectively. This reclassification had no impact on Revenue, net, Operating Income, Net Income, or Earnings per Share. Refer to “Change in Accounting Policy” in Note 1, “Basis of Presentation,” for more information on the accounting policy change and Note 3, “Acquisition,” in the Notes to Unaudited Condensed Consolidated Financial Statements for more information related to the acquisition of Learning House.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED
Dollars in thousands

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Net Income	$34,942	$68,842	$105,021	$138,126

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	17,515	51,401	(43,234)	84,442
Unamortized retirement costs, tax (benefit) provision of $(596), $(2,377), $3,121, and $(3,085), respectively	(2,081)	(8,587)	11,117	(11,113)
Unrealized (loss) gain on interest rate swaps, tax (benefit) provision of $(1,263), $450, $(814) and $478, respectively	(1,136)	734	(2,569)	780
Total Other Comprehensive Income (Loss)	14,298	43,548	(34,686)	74,109

Comprehensive Income	$49,240	$112,390	$70,335	$212,235

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Dollars in thousands

	Nine Months Ended January 31,
	2019	2018
Operating Activities
Net income	$105,021	$138,126
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	39,825	35,965
Amortization of product development spending	29,301	30,314
Depreciation and amortization of technology, property and equipment	52,414	48,471
Restructuring charges	3,562	26,531
Stock-based compensation expense	14,974	6,510
Royalty advances	(100,454)	(89,366)
Earned royalty advances	94,240	81,976
Impairment of publishing brand	—	3,600
Other non-cash charges (credits)	10,898	(4,976)
Net change in operating assets and liabilities	(202,173)	(86,484)
Net Cash Provided by Operating Activities	47,608	190,667
Investing Activities
Product development spending	(14,251)	(30,426)
Additions to technology, property and equipment	(49,988)	(78,958)
Business acquired in purchase transaction, net of cash acquired	(190,467)	—
Acquisitions of publication rights and other	(4,386)	(25,227)
Net Cash Used in Investing Activities	(259,092)	(134,611)
Financing Activities
Repayment of long-term debt	(217,200)	(238,951)
Borrowing of long-term debt	490,512	305,754
Purchase of treasury shares	(34,994)	(29,257)
Change in book overdrafts	(6,657)	(8,884)
Cash dividends	(56,963)	(55,093)
Net proceeds from exercise of stock options and other	6,278	30,606
Net Cash Provided by Financing Activities	180,976	4,175
Effects of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash (1)	(6,359)	10,015
Cash, Cash Equivalents and Restricted Cash (1)
(Decrease)/Increase for the Period	(36,867)	70,246
Balance at Beginning of Period	170,257	58,516
Balance at End of Period	$133,390	$128,762
Cash Paid During the Period for:
Interest	$10,781	$10,766
Income taxes, net of refunds	$29,604	$39,655

Non-cash items:
Non-cash items associated with the acquisition of Learning House
Warrants to purchase 0.4 million shares of Wiley Class A Common Stock issued in connection with the Learning House acquisition	$565	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

(1)
Due to the retrospective adoption of ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” we are now required to include restricted cash as part of the change in cash, cash equivalents, and restricted cash. As a result, amounts which were previously classified as cash flows from operating activities have been reclassified as they are recognized in the total change in cash, cash equivalents and restricted cash. Refer to Note 2, "Recent Accounting Standards," in the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

Index

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
Balance at October 31, 2018	$70,125	$13,057	$417,718	$1,870,609	$(713,553)	$(488,564)	$1,169,392

Restricted Shares Issued under Stock-based Compensation Plans	—	—	(927)	—	1,004	—	77
Net (Payments)/Proceeds from Exercise of Stock Options and Other	—	—	18	—	(1,024)	—	(1,006)
Excess Tax Benefits from Stock-based Compensation	—	—	—	—	—	—	—
Stock-based Compensation Expense	—	—	6,092	—	—	—	6,092
Purchase of Treasury Shares	—	—	—	—	(10,000)	—	(10,000)
Class A Common Stock Dividends ($0.33 per share)	—	—	—	(15,915)	—	—	(15,915)
Class B Common Stock Dividends ($0.33 per share)	—	—	—	(3,016)	—	—	(3,016)
Common Stock Class Conversions	—	—	—	—	—	—	—
Issuance of Warrants Related to Acquisition of a Business	—	—	565	—	—	—	565
Comprehensive Income (Loss)	—	—	—	34,942	—	14,298	49,240
Balance at January 31, 2019	$70,125	$13,057	$423,466	$1,886,620	$(723,573)	$(474,266)	$1,195,429

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
Balance at October 31, 2017	$70,097	$13,085	$392,493	$1,747,998	$(699,898)	$(476,725)	$1,047,050

Restricted Shares Issued under Stock-based Compensation Plans	—	—	(441)	—	489	—	48
Net Proceeds from Exercise of Stock Options and Other	—	—	10,001	—	13,258	—	23,259
Excess Tax Benefits from Stock-based Compensation	—	—	—	—	—	—	—
Stock-based Compensation Expense	—	—	3,914	—	60	—	3,974
Purchase of Treasury Shares	—	—	—	—	—	—	—
Class A Common Stock Dividends ($0.32 per share)	—	—	—	(15,463)	—	—	(15,463)
Class B Common Stock Dividends ($0.32 per share)	—	—	—	(2,931)	—	—	(2,931)
Common Stock Class Conversions	10	(10)	—	—	—	—	—
Comprehensive Income (Loss)	—	—	—	68,842	—	43,547	112,389
Balance at January 31, 2018	$70,107	$13,075	$405,967	$1,798,446	$(686,091)	$(433,178)	$1,168,326

See accompanying notes to the audited consolidated financial statements.
Index

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
Balance at April 30, 2018	$70,111	$13,071	$407,120	$1,834,057	$(694,222)	$(439,580)	$1,190,557

Restricted Shares Issued under Stock-based Compensation Plans	—	—	(3,911)	2	4,083	—	174
Net Proceeds from Exercise of Stock Options and Other	—	—	4,718	—	1,560	—	6,278
Excess Tax Benefits from Stock-based Compensation	—	—	—	—	—	—	—
Stock-based Compensation Expense	—	—	14,974	—	—	—	14,974
Purchase of Treasury Shares	—	—	—	—	(34,994)	—	(34,994)
Class A Common Stock Dividends ($0.99 per share)	—	—	—	(47,911)	—	—	(47,911)
Class B Common Stock Dividends ($0.99 per share)	—	—	—	(9,052)	—	—	(9,052)
Common Stock Class Conversions	14	(14)	—	—	—	—	—
Issuance of Warrants Related to Acquisition of a Business	—	—	565	—	—	—	565
Adjustment due to adoption of new revenue standard	—	—	—	4,503	—	—	4,503
Comprehensive Income (Loss)	—	—	—	105,021	—	(34,686)	70,335
Balance at January 31, 2019	$70,125	$13,057	$423,466	$1,886,620	$(723,573)	$(474,266)	$1,195,429

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
Balance at April 30, 2017	$70,086	$13,096	$387,896	$1,715,423	$(676,077)	$(507,287)	$1,003,137

Restricted Shares Issued under Stock-based Compensation Plans	—	—	(2,706)	(10)	2,904	—	188
Net Proceeds from Exercise of Stock Options and Other	—	—	14,327	—	16,279	—	30,606
Excess Tax Benefits from Stock-based Compensation	—	—	—	—	—	—	—
Stock-based Compensation Expense	—	—	6,450	—	60	—	6,510
Purchase of Treasury Shares	—	—	—	—	(29,257)	—	(29,257)
Class A Common Stock Dividends ($0.96 per share)	—	—	—	(46,294)	—	—	(46,294)
Class B Common Stock Dividends ($0.96 per share)	—	—	—	(8,799)	—	—	(8,799)
Common Stock Class Conversions	21	(21)	—	—	—	—	—
Comprehensive Income (Loss)	—	—	—	138,126	—	74,109	212,235
Balance at January 31, 2018	$70,107	$13,075	$405,967	$1,798,446	$(686,091)	$(433,178)	$1,168,326

See accompanying notes to the audited consolidated financial statements.

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

Change in Accounting Policy

In connection with the acquisition of Learning House (See Note 3, “Acquisition”), we changed our accounting policy for certain advertising and marketing costs incurred by our Education Services business to fulfill performance obligations from contracts with educational institutions. Under the new accounting policy, these costs are included in Cost of Sales whereas they were previously included in Operating and Administrative Expenses on the Unaudited Condensed Consolidated Statements of Income. Including these expenses in Cost of Sales will better align these costs with the related revenue and conform with the presentation of such costs for Learning House. This change in accounting policy was applied retrospectively.

The Unaudited Condensed Consolidated Statements of Income for the three and nine months ended January 31, 2018 have been reclassified to reflect this change in accounting policy. The impact of this reclassification was an increase to Cost of Sales and a corresponding decrease to Operating and Administrative Expenses of $11.2 million and $34.7 million for the three and nine months ended January 31, 2018, respectively. This reclassification had no impact on Revenue, net, Operating Income, Net Income, or Earnings per Share on the Unaudited Condensed Consolidated Statements of Income.

Note 2 — Recent Accounting Standards

Recently Adopted Accounting Standards

Stock Compensation – Scope of Modification Accounting

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

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

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

Index

The effect of retrospectively adopting this guidance resulted in a reclassification of net benefits of $2.0 million and $6.0 million from Operating and Administrative Expenses to Interest and Other Income on the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended January 31, 2018, respectively. The amount included in Interest and Other Income on the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended January 31, 2019 was a net benefit of $2.1 million and $6.6 million, respectively. We do not capitalize any service costs.

Business Combinations: Clarifying the Definition of a Business

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

Statement of Cash Flows: Restricted Cash

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that entities include restricted cash and restricted cash equivalents with cash and cash equivalents in the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. We adopted ASU 2016-18 on May 1, 2018. Retrospective transition method is to be applied to each period presented. As a result of this retrospective adoption, the reclassification of restricted cash into a change in total cash resulted in a reduction in Cash Used in Operating Activities of $0.5 million for the nine months ended January 31, 2018.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Unaudited Condensed Consolidated Statement of Financial Position that sum to the total of the same such amounts shown in the Unaudited Condensed Consolidated Statement of Cash Flows.

Balance at the Beginning of Period	April 30, 2018	April 30, 2017
Cash and cash equivalents	$169,773	$58,516
Restricted cash included in Prepaid expenses and other current assets	484	—
Total cash, cash equivalents, and restricted cash shown in the Unaudited Condensed Consolidated Statement of Cash Flows	$170,257	$58,516

Balance at the End of Period	January 31, 2019	January 31, 2018
Cash and cash equivalents	$132,758	$128,217
Restricted cash included in Prepaid expenses and other current assets	632	545
Total cash, cash equivalents, and restricted cash shown in the Unaudited Condensed Consolidated Statement of Cash Flows	$133,390	$128,762

Income taxes: Intra-Entity Transfers of Assets Other than Inventory

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

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

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

Index

Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities

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

Revenue from Contracts with Customers

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

We adopted the new revenue standard as of May 1, 2018, using the modified retrospective method. The adoption of the new revenue standard did not have a material impact to our consolidated revenues, financial position, or results of operations. Upon adoption, we recorded an immaterial net increase to opening retained earnings resulting from the change in timing of when certain components of our revenue are recognized as required under the new revenue standard as compared to historical policies. Such changes include:

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

The adoption of the new revenue standard resulted in the discontinuance of the historical practice of presenting accounts receivable and deferred revenue balances on a net basis for some of our subscription licensing agreements where we have invoiced a customer in advance of the related revenue being recognized and payment has not yet been received. As of April 30, 2018, the amounts that were previously netted down from accounts receivable and deferred revenue were $59.5 million. The current policy for our subscription licensing agreements is to record accounts receivable when performance occurs and recognize contract liabilities once the invoice is due, or cash payment is received from the customer.

In addition, the adoption of the new revenue standard resulted in the reclassification of the sales return reserve provision to Contract Liability (Deferred Revenue) from Accounts Receivable, Net on the Unaudited Condensed Consolidated Statement of Financial Position. As of April 30, 2018, the amount was $28.3 million.

Index

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

The impact of the adoption of the new revenue standard on the Unaudited Condensed Consolidated Statements of Income was $0.4 million and $11.1 million in revenue, net, for the three months and nine months ended January 31, 2019, respectively, and was a credit of $(0.7) million in cost of sales for the three months ended January 31, 2019 and expense of $1.7 million for the nine months ended January 31, 2019. The impact to the Unaudited Condensed Consolidated Statement of Financial Position was not material by line item, except for the reclassification of the sales return reserve provision to contract liability from accounts receivable, net.

The sales return reserve provision amount that is included in Contract Liability (Deferred Revenue) on the Unaudited Condensed Consolidated Statement of Financial Position as of January 31, 2019 was $36.7 million.

Recently Issued Accounting Standards

Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for us on May 1, 2020, and interim periods within that fiscal year, with early adoption permitted. We are currently assessing the impact the new guidance will have on our consolidated financial statements.

Changes to the Disclosure Requirements for Defined Benefit Plans

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

Changes to the Disclosure Requirements for Fair Value Measurement

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

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

Index

Targeted Improvements to Accounting for Hedging Activities

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

Simplifying the Test for Goodwill Impairment

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

Measurement of Credit Losses on Financial Instruments

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

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)”. Subsequently, the FASB issued in March 2019, ASU 2019-01, “Leases (Topic 842): Codification Improvements”, in December 2018 ASU 2018-20, “Leases (Topic 842): Narrow Scope Improvements for Lessors”, and in July 2018 the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” and ASU 2018-10, “Codification Improvements to Topic 842, Leases”.  ASU 2016-02 requires an entity to recognize a right-of-use asset (“ROU”) and lease liability for all leases with terms of more than 12 months and provide enhanced disclosures. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance.

The new standard provides a number of optional practical expedients in transition. We expect to elect the practical expedients to forgo a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) initial direct costs.  We do not expect to elect the practical expedient allowing the use-of-hindsight which would require us to reassess the lease term of our leases based on all facts and circumstances through the effective date.  In addition, we do not expect to elect the practical expedient pertaining to land easements.

In addition, the new standard provides as a practical expedient, certain policy elections for ongoing lease accounting to (i) not separate nonlease components from the associated lease component if certain conditions are met, and (ii) not recognize ROU assets and lease liabilities for leases that qualify as short-term. If the short-term recognition exemption is elected, we will not recognize ROU assets or lease liabilities for existing short-term leases in transition. We are currently assessing the impact these policy elections will have on our consolidated financial statements.

Index

The standard is effective for us on May 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. A company may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as of its date of initial application. We will adopt the new standard on May 1, 2019 and expect to use the effective date as the date of initial application. Accordingly, previously reported financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before May 1, 2019.  We are currently assessing the impact the new guidance will have on our consolidated financial statements. Additionally, we are assessing the implementation of a lease accounting system for our leases, including the conversion of our existing lease data to a new system and implementing relevant internal controls and procedures.

Note 3 – Acquisition

On November 1, 2018, we completed the acquisition of 100% of the outstanding stock of The Learning House, Inc. (“Learning House”) a diversified education services provider. Headquartered in Louisville, KY, Learning House provides online program management services including graduate and undergraduate programs; short courses, boot camps, and other skills training and credentialing for students and professionals; pathway services for international students; professional development services for teachers; and learning solutions for corporate clients. The combination of Learning House and Wiley Education Services creates a leading provider of tech-enabled education services for colleges and universities. The results of operations of Learning House are included in our Solutions segment.

The preliminary fair value of the consideration transferred was approximately $201.3 million which included $200.8 million of cash and $0.5 million of warrants. We financed the payment of the cash consideration through borrowings under our revolving credit agreement ("RCA").  The warrants were classified as equity and allow the holder to purchase 400,000 shares of our Class A Common Stock at an exercise price of $90.00, subject to adjustments. The fair value of the warrants was determined using the Black-Scholes option pricing model. The preliminary fair value of the cash consideration transferred, net of $10.3 million of cash acquired was approximately $190.5 million.

The transaction was accounted for using the acquisition method of accounting. We recorded the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date, which included $109.5 million of intangible assets, goodwill of $109.1 million and net liabilities assumed of $17.3 million, all of which are included in the Solutions segment. None of the goodwill will be deductible for tax purposes. The final allocation of the consideration transferred to the assets acquired and the liabilities assumed will be finalized within the measurement period, which will not exceed one year from the acquisition date. The following table summarizes the identifiable intangible assets acquired and their weighted-average useful life.

	Estimated Fair Value	Weighted-Average Useful Life (in Years)
Customer Relationships	$103.8	15
Course Content	5.7	4
Total	$109.5

Learning House’s revenue and operating (loss) included in our Solutions segment results for three and nine months ended January 31, 2019 was $13.4 million and $(5.2) million, respectively.

Pro forma financial information related to this acquisition has not been provided as it is not material to our consolidated results of operations.

Note 4 — Revenue Recognition, Contracts with Customers

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

Index

Disaggregation of Revenue

The following tables present our revenue from contracts with customers disaggregated by segment and product type for the three and nine months ended January 31, 2019 and 2018:

	Three Months Ended January 31,
	2019				2018
	Research	Publishing	Solutions	Total	Research	Publishing	Solutions	Total
Research:
Journals Subscriptions	$152,291	$—	$—	$152,291	$160,287	$—	$—	$160,287
Open Access	14,194	—	—	14,194	9,905	—	—	9,905
Licensing, Reprints, Backfiles and Other	50,804	—	—	50,804	45,035	—	—	45,035
Publishing Technology Services (Atypon)	9,064	—	—	9,064	8,262	—	—	8,262
Publishing:
STM and Professional Publishing	—	64,599	—	64,599	—	80,775	—	80,775
Education Publishing	—	37,437	—	37,437	—	48,446	—	48,446
Course Workflow (WileyPLUS)	—	22,935	—	22,935	—	21,406	—	21,406
Test Preparation and Certification	—	9,560	—	9,560	—	7,758	—	7,758
Licensing, Distribution, Advertising and Other	—	11,104	—	11,104	—	11,859	—	11,859
Solutions:
Education Services	—	—	46,207	46,207	—	—	32,242	32,242
Professional Assessment	—	—	14,600	14,600	—	—	13,228	13,228
Corporate Learning	—	—	16,572	16,572	—	—	16,472	16,472
Total	$226,353	$145,635	$77,379	$449,367	$223,489	$170,244	$61,942	$455,675

	Nine Months Ended January 31,
	2019				2018
	Research	Publishing	Solutions	Total	Research	Publishing	Solutions	Total
Research:
Journals Subscriptions	$482,000	$—	$—	$482,000	$498,775	$—	$—	$498,775
Open Access	38,917	—	—	38,917	28,058	—	—	28,058
Licensing, Reprints, Backfiles and Other	132,041	—	—	132,041	124,594	—	—	124,594
Publishing Technology Services (Atypon)	27,032	—	—	27,032	24,559	—	—	24,559
Publishing:
STM and Professional Publishing	—	197,565	—	197,565	—	215,835	—	215,835
Education Publishing	—	127,736	—	127,736	—	151,893	—	151,893
Course Workflow (WileyPLUS)	—	42,142	—	42,142	—	38,926	—	38,926
Test Preparation and Certification	—	29,343	—	29,343	—	27,167	—	27,167
Licensing, Distribution, Advertising and Other	—	31,269	—	31,269	—	32,686	—	32,686
Solutions:
Education Services	—	—	105,244	105,244	—	—	88,316	88,316
Professional Assessment	—	—	47,667	47,667	—	—	43,936	43,936
Corporate Learning	—	—	47,934	47,934	—	—	44,105	44,105
Total	$679,990	$428,055	$200,845	$1,308,890	$675,986	$466,507	$176,357	$1,318,850

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

Index

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

Index

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

Index

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

Solutions Segment

Included within the Solutions segment are the following revenue streams:
●	Education Services,
●	Professional Assessment, and
●	Corporate Learning.

Education Services

As student demand for online degree and certificate programs continues to increase, traditional institutions are partnering with online program management providers to develop and support these programs. Education Services include market research, marketing, student recruitment, enrollment support, proactive retention support, academic services to design courses, faculty support, and access to the Engage Learning Management System, which facilitates the online education experience. Revenue is derived from pre-negotiated contracts with institutions that provide for a share of tuition generated from students who enroll in a program. The duration of Education Services contracts are generally multi-year agreements ranging from a period of 7-10 years, with some having optional renewal periods.

Index

Education Services includes a single performance obligation for the services provided because of the integrated technology and services our institutional clients need to attract, enroll, educate and support students. Consideration is variable since it is based on the number of students enrolled in a program. We begin to recognize revenue at the start of the delivery of the class within a semester, which is also the point at which the variable consideration contingency is resolved.

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

The following table provides information about receivables and contract liabilities from contracts with customers.

	January 31, 2019	April 30, 2018 (1)	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net (2)	$194,764	$212,377	$(17,613)
Contract liability (Deferred revenue) (2)	271,541	486,353	(214,812)
Contract liability (Deferred revenue) (included in Other Long-Term Liabilities)	$14,722	$—	$14,722

(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
(2) Due to the adoption of the new revenue standard, the sales return reserve as of January 31, 2019 of $36.7 million is recorded in Contract Liability (Deferred Revenue). In prior periods, it was recorded as a reduction to Accounts Receivable, net on the Unaudited Condensed Consolidated Statement of Financial Position.

Revenue recognized for the three and nine months ended January 31, 2019 relating to the contract liability at April 30, 2018 after the adjustments for the adoption of the new revenue standard on May 1, 2018 was $131.4 million and $518.2 million, respectively.

Index

Remaining Performance Obligations included in Contract Liability (Deferred Revenue)

As of January 31, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $286.3 million, which included the sales return reserve of $36.7 million. Excluding the sales return reserve, we expect that approximately $234.9 million will be recognized in the next twelve months with the remaining $14.7 million to be recognized thereafter.

Assets Recognized for the Costs to Fulfill a Contract

Costs to fulfill a contract are directly related to a contract that will be used to satisfy a performance obligation in the future and are expected to be recovered. These types of costs are incurred in the following revenue streams, (1) Publishing Technology Services (Atypon) and (2) Education Services.

Our assets associated with incremental costs to fulfill a contract were $7.6 million at January 31, 2019 and are included within Other Non-Current Assets on our Unaudited Condensed Consolidated Balance Sheet. We recorded amortization expense of $0.7 million and $1.9 million during the three and nine months ended January 31, 2019 related to these assets within Cost of Sales on the Unaudited Condensed Consolidated Statements of Income, respectively. The costs related to Education Services were previously included in Product Development Assets on our Unaudited Condensed Consolidated Statement of Financial Position. Certain costs related to Publishing Technology Services (Atypon) were previously included in Technology, Property and Equipment, net on our Unaudited Condensed Consolidated Statement of Financial Position.

Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Publishing segment, occur before the transfer of control of the related goods. Therefore, in accordance with the new revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are reflected in Operating and Administrative Expenses on the Unaudited Condensed Consolidated Statements of Income. We incurred $7.9 million and $24.4 million in shipping and handling costs in the three and nine months ended January 31, 2019, respectively. We incurred $8.7 million and $25.3 million in shipping and handling costs in the three and nine months ended January 31, 2018, respectively.

Note 5 — Stock-Based Compensation

We have stock-based compensation plans under which employees may be granted performance-based stock awards and other restricted stock awards.  Prior to fiscal year 2017, we also granted options to purchase shares of our common stock at the fair market value at the time of grant. We recognize the grant date fair value of stock-based compensation in net income on a straight-line basis, net of estimated forfeitures over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended January 31, 2019 and 2018, we recognized stock-based compensation expense, on a pre-tax basis, of $6.1 million and $4.0 million, respectively. For the nine months ended January 31, 2019 and 2018, we recognized stock-based compensation expense, on a pre-tax basis, of $15.0 million and $6.5 million, respectively.

The following table summarizes restricted stock awards we granted:

	Nine Months Ended January 31,
	2019	2018
Restricted Stock:
Awards granted	406	528
Weighted average fair value of grant	$63.09	$53.27

Index

Note 6 — Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three and nine months ended January 31, 2019 and 2018 were as follows:
	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total
Balance at October 31, 2018	$(312,322)	$(177,828)	$1,586	$(488,564)
Other comprehensive (loss) income before reclassifications	17,515	(3,141)	176	14,550
Amounts reclassified from accumulated other comprehensive loss	—	1,060	(1,312)	(252)
Total other comprehensive (loss) income	17,515	(2,081)	(1,136)	14,298
Balance at January 31, 2019	$(294,807)	$(179,909)	$450	$(474,266)

Balance at April 30, 2018	$(251,573)	$(191,026)	$3,019	$(439,580)
Other comprehensive income (loss) before reclassifications	(43,234)	7,852	789	(34,593)
Amounts reclassified from accumulated other comprehensive loss	—	3,265	(3,358)	(93)
Total other comprehensive income (loss)	(43,234)	11,117	(2,569)	(34,686)
Balance at January 31, 2019	$(294,807)	$(179,909)	$450	$(474,266)

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at October 31, 2017	$(286,171)	$(193,028)	$2,473	$(476,726)
Other comprehensive income (loss) before reclassifications	51,401	(9,686)	509	42,224
Amounts reclassified from accumulated other comprehensive loss	—	1,099	225	1,324
Total other comprehensive income (loss)	51,401	(8,587)	734	43,548
Balance at January 31, 2018	$(234,770)	$(201,615)	$3,207	$(433,178)

Balance at April 30, 2017	$(319,212)	$(190,502)	$2,427	$(507,287)
Other comprehensive income (loss) before reclassifications	84,442	(14,376)	315	70,381
Amounts reclassified from accumulated other comprehensive loss	—	3,263	465	3,728
Total other comprehensive income (loss)	84,442	(11,113)	780	74,109
Balance at January 31, 2018	$(234,770)	$(201,615)	$3,207	$(433,178)

During the three months ended January 31, 2019 and 2018, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $1.4 million and $1.5 million, respectively, in each period were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses and Interest and Other Income in the Unaudited Condensed Consolidated Statements of Income. During the nine months ended January 31, 2019 and 2018, pre-tax actuarial losses of approximately $4.1 million and $4.4 million, respectively, were amortized.

Note 7 — Reconciliation of Weighted Average Shares Outstanding and Share Repurchases

A reconciliation of the shares used in the computation of earnings per share follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Weighted average shares outstanding	57,200	57,170	57,383	57,123
Less: Unvested restricted shares	(42)	(135)	(53)	(144)
Shares used for basic earnings per share	57,158	57,035	57,330	56,979
Dilutive effect of stock options and other stock awards	468	836	552	757
Shares used for diluted earnings per share	57,626	57,871	57,882	57,736

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 154,385 shares of Class A Common Stock have been excluded for the three and nine months ended January 31, 2019, respectively and 255,187 shares of Class A Common Stock have been excluded for the nine months ended January 31, 2018. There were no options excluded for the three months ended January 31, 2018.

Index

Warrants to purchase 470,000 and 158,148 shares of Class A Common Stock have not been included for the three and nine months ended January 31, 2019, respectively. There were no warrants issued during the three and nine months ended January 31, 2018.

There were no restricted shares excluded for the three and nine months ended January 31, 2019. There were no restricted shares excluded for the three months ended January 31, 2018 and there were 26,740 restricted shares excluded for the nine months ended January 31, 2018, respectively.

Share Repurchases and Dividends

During the three months ended January 31, 2019, we repurchased 208,711 shares of Class A Common stock at an average price of $47.91. During the three months ended January 31, 2018, we did not repurchase any shares of common stock.

During the nine months ended January 31, 2019 and 2018, we repurchased 633,831 and 550,757 shares of Class A Common stock, respectively, at an average price of $55.21 and $53.12, respectively.

The following table summarizes the cash dividends paid during the nine months ended January 31, 2019:

Date of Declaration by Board of Directors	Quarterly Cash Dividend	Total Dividend	Class of Common Stock	Dividend Paid Date	Shareholders of Record as of Date
June 21, 2018	$0.33 per common share	$19.0 million	Class A and Class B	July 18, 2018	July 3, 2018
September 26, 2018	$0.33 per common share	$18.9 million	Class A and Class B	October 24, 2018	October 9, 2018
December 19, 2018	$0.33 per common share	$18.9 million	Class A and Class B	January 16, 2019	January 2, 2019

Note 8 — Restructuring and Related Charges

Beginning in fiscal year 2013, we initiated a program (the “Restructuring and Reinvestment Program”) to restructure and realign our cost base with current and anticipated future market conditions. We are targeting most of the cost savings achieved to improve margins and earnings, with the remainder reinvested in growth opportunities.

The following tables summarize the pre-tax restructuring (credits) charges related to this program:

	Three Months Ended January 31,		Nine Months Ended January 31,		Total Charges
	2019	2018	2019	2018	Incurred to Date
(Credits) Charges by Segment:
Research	$(51)	$690	$1,251	$5,138	$26,664
Publishing	(4)	(392)	735	6,933	39,666
Solutions	74	1,277	914	3,447	7,161
Corporate Expenses	(367)	633	662	11,013	96,581
Total Restructuring and Related (Credits) Charges	$(348)	$2,208	$3,562	$26,531	$170,072

(Credits) Charges by Activity:
Severance	$(911)	$1,781	$1,983	$25,047	$116,786
Consulting and Contract Termination Costs	301	427	526	1,948	21,155
Other Activities	262	—	1,053	(464)	32,131
Total Restructuring and Related (Credits) Charges	$(348)	$2,208	$3,562	$26,531	$170,072

Other Activities for the three and nine months ended January 31, 2019 and 2018 include lease impairment related costs. The credits in Other Activities for the nine months ended January 31, 2018 mainly reflect changes in estimates for previously accrued restructuring charges related to facility lease reserves.

Index

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the nine months ended January 31, 2019:

	April 30, 2018	Charges	Payments	Foreign Translation & Other Adjustments	January 31, 2019
Severance	$17,279	$1,983	$(11,108)	$(229)	$7,925
Consulting and Contract Termination Costs	—	526	(223)	—	303
Other Activities	2,772	1,053	(1,250)	261	2,836
Total	$20,051	$3,562	$(12,581)	$32	$11,064

The restructuring liability as of January 31, 2019 for accrued Severance costs is reflected in Accrued Employment Costs in the Unaudited Condensed Consolidated Statement of Financial Position. The liability as of January 31, 2019, for Consulting and Contract Termination Costs is reflected in Other Accrued Liabilities. As of January 31, 2019, approximately $1.2 million and $1.6 million of the Other Activities are reflected in Other Accrued Liabilities and Other Long-Term Liabilities, respectively, and mainly relate to facility relocation and lease impairment related costs. We currently do not anticipate any further material charges related to the Restructuring and Reinvestment Program.

The amount included in Other Long-Term Liabilities that relates to Other Activities is expected to be paid starting in 2020 until 2022.

Note 9 — Segment Information

We report our segment information in accordance with the provisions of FASB ASC Topic 280.

Segment information is as follows:
	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018 (1)	2019	2018 (1)
Revenue:
Research	$226,353	$223,489	$679,990	$675,986
Publishing	145,635	170,244	428,055	466,507
Solutions	77,379	61,942	200,845	176,357
Total Revenue	$449,367	$455,675	$1,308,890	$1,318,850

Contribution to Profit:
Research	$60,532	$58,253	$176,565	$188,861
Publishing	33,706	47,895	86,881	94,278
Solutions	(3,427)	6,403	6,846	11,744
Total Contribution to Profit (1)	$90,811	$112,551	$270,292	$294,883
Corporate Expenses	(40,465)	(47,157)	(126,331)	(136,131)
Operating Income (1)	$50,346	$65,394	$143,961	$158,752

(1)
Due to the retrospective adoption of ASU 2017-07, total net benefits of $2.0 million and $6.0 million related to the non-service components of defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest Income and Other for the three and nine months ended January 31, 2018, respectively. Refer to Note 2, "Recent Accounting Standards," in the Notes to Unaudited Condensed Consolidated Financial Statements for more information. The impact of the reclassification on Contribution to Profit by segment for the three months ended January 31, 2018 was $1.0 million in Research, $0.6 million in Publishing, and $0.4 million in Corporate expenses. The impact of the reclassification on Contribution to Profit by segment for the nine months ended January 31, 2018 was $3.1 million in Research, $1.7 million in Publishing, and $1.2 million in Corporate expenses.

Index

Note 10 — Inventories

Inventories were as follows:

	January 31, 2019	April 30, 2018
Finished goods	$31,777	$36,503
Work-in-process	2,384	2,139
Paper and other materials	611	550
	$34,772	$39,192
Inventory value of estimated sales returns	5,046	4,626
LIFO reserve	(4,554)	(4,329)
Total inventories	$35,264	$39,489

Note 11 — Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill by segment as of January 31, 2019:

	April 30, 2018	Acquisition (1)	Foreign Translation Adjustment	January 31, 2019
Research	$463,419	$—	$(18,338)	$445,081
Publishing	283,851	—	(518)	283,333
Solutions	272,531	109,139	(6,862)	374,808
Total	$1,019,801	$109,139	$(25,718)	$1,103,222

(1) Refer to Note 3, “Acquisition,” in the Notes to Unaudited Condensed Consolidated Financial Statements for more information related to the acquisition of Learning House on November 1, 2018.

The April 30, 2018 goodwill balances for Publishing and Solutions have been revised to reflect foreign translation adjustments of $11.6 million.

Intangible Assets

Identifiable intangible assets, net consisted of the following:
	January 31, 2019	April 30, 2018
Intangible Assets with Determinable Lives, net:
Content and Publishing Rights (1)	$405,426	$436,760
Customer Relationships (1)	251,855	161,729
Brands and Trademarks	13,663	16,100
Covenants not to Compete	497	655
Total	671,441	615,244
Intangible Assets with Indefinite Lives:
Brands and Trademarks	132,912	138,589
Content and Publishing Rights	88,250	94,238
Total	221,162	232,827
Total Intangible Assets, Net	$892,603	$848,071

(1) As of January 31, 2019, amounts include intangible assets acquired as part of the acquisition of Learning House on November 1, 2018.  Refer to Note 3, “Acquisition,” in the Notes to Unaudited Condensed Consolidated Financial Statements for more information related to the acquisition of Learning House.

In conjunction with a business review performed in the Publishing segment associated with the restructuring activities disclosed in Note 8, “Restructuring and Related Charges”, in the three months ended July 31, 2017, we identified an indefinite lived brand with forecasted cash flows that did not support its carrying value. As a result, an impairment charge of $3.6 million was recorded in the three months ended July 31, 2017 to reduce the carrying value of the brand to its fair value of $1.2 million, which is being amortized over its estimated remaining useful life. This impairment charge was included in Operating and Administrative Expenses in the Unaudited Condensed Consolidated Statements of Income for fiscal year 2018.

Index

Note 12 — Income Taxes

The effective tax rate for the three months ended January 31, 2019 was 22.7%, compared to a tax benefit of 18.1% for the three months ended January 31, 2018. The effective tax rate for the nine months ended January 31, 2019 was 22.6% compared to 4.0% in the corresponding prior year period. The rates for the three months and nine months ended January 31, 2019 were higher than the rates for the corresponding prior periods due to the impact of U.S. tax legislation originally known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) enacted on December 22, 2017. During the three months and nine months ended January 31, 2018, we recorded a provisional estimated net tax benefit of $25 million. Excluding the effects of this non-recurring item, the rates would have been 24.8% and 21.4% for the three months and nine months ended January 31, 2018, respectively.

The 22.7% rate for the three months ended January 31, 2019 is lower than 24.8% primarily due to the decrease in U.S. statutory tax rate. The 22.6% rate for the nine months ended January 31, 2019 is higher than 21.4%, primarily due to large equity compensation deductions from significant vesting of restricted stock and other one-time adjustments as well as the impact of a relatively high tax benefit on restructuring costs incurred during the nine months ended January 31, 2018, partially offset by the lower U.S. statutory tax rate.

The Tax Act

On December 22, 2017, the U.S. enacted the Tax Act which significantly changed U.S tax law by, among other changes, the following:
● lowered the U.S. federal corporate income tax rate from 35% to 21% with a potentially lower rate for certain foreign derived income, while imposing a deemed repatriation tax on previously deferred foreign income.
● created new additional taxes on certain foreign earnings.

We completed our accounting for the income tax effects of the Tax Act during our third quarter of 2019, in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 (SAB 118) measurement period.

As mentioned above, the newly created taxes of the Tax Act, effective for us on May 1, 2018, include a provision designed to tax certain global income ("GILTI"), and a base erosion anti-abuse tax ("BEAT") as well as a new deduction for certain foreign derived intangible income (“FDII”). We recorded a minor benefit during the nine months ended January 31, 2019 and we may adjust this amount in connection with our year-end results and as additional guidance is provided.

Note 13 — Retirement Plans

The components of net pension expense (income) for our global defined benefit plans were as follows:
	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Service cost	$226	$243	$688	$715
Interest cost	6,103	6,407	18,484	19,005
Expected return on plan assets	(9,638)	(9,924)	(29,260)	(29,363)
Net amortization of prior service cost	(24)	(24)	(72)	(72)
Unrecognized net actuarial loss	1,429	1,536	4,337	4,550
Pension plan actuarial loss	$—	$—	$—	$21
Net pension income	(1,904)	(1,762)	(5,823)	(5,144)

We adopted ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” on May 1, 2018.  Refer to Note 2, "Recent Accounting Standards," in the Notes to Unaudited Condensed Consolidated Financial Statements for more information. The guidance requires that the service cost component of net pension and postretirement benefit costs be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Such amounts are reflected in Operating and Administrative Expenses on our Unaudited Condensed Consolidated Statement of Operations. The guidance requires that the other components of net benefit costs be reported separately from the service cost component and below operating income. Such amounts are reflected in Interest Income and Other on our Unaudited Condensed Consolidated Statement of Operations. We were required to retrospectively adopt this guidance.

Index

Employer defined benefit pension plan contributions were $15.8 million and $2.8 million for the three months ended January 31, 2019 and 2018, respectively, and $22.9 million and $8.4 million for the nine months ended January 31, 2019 and 2018, respectively. Included in our defined benefit pension contributions for the three and nine months ended January 31, 2019 was a discretionary contribution of $10.0 million to the U.S. Employees' Retirement Plan of John Wiley & Sons, Inc.

The expense for employer defined contribution plans were approximately $2.6 million and $3.4 million for the three months ended January 31, 2019 and 2018, respectively, and $9.9 million and $11.3 million for the nine months ended January 31, 2019 and 2018, respectively.

Note 14 — Derivative Instruments and Hedging Activities

From time-to-time, we enter into forward exchange and interest rate swap contracts as a hedge against foreign currency asset and liability commitments, changes in interest rates and anticipated transaction exposures, including intercompany purchases. All derivatives are recognized as assets or liabilities and measured at fair value on our Unaudited Condensed Consolidated Balance Sheets. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding adjustment to earnings. We do not use financial instruments for trading or speculative purposes.

Interest Rate Contracts

We had $633.5 million of variable rate loans outstanding at January 31, 2019, which approximated fair value.

As of January 31, 2019 and 2018 the interest rate swap agreements maintained by us were designated as cash flow hedges as defined under ASC 815 “Derivatives and Hedging.” As a result, there was no impact on our Unaudited Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps as they were fully offset by changes in the interest expense on the underlying variable rate debt instruments.

On April 4, 2016, we entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, we pay a fixed rate of 0.92% and receive a variable rate of interest based on one-month LIBOR from the counterparty which is reset every month for a three-year period ending May 15, 2019. As of January 31, 2019 and April 30, 2018, the notional amount of the interest rate swap was $350.0 million. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of January 31, 2019 and April 30, 2018 was a deferred gain of $1.8 million and $5.1 million, respectively. Based on the maturity dates of the contracts, the entire deferred gain as of January 31, 2019 was recorded within Prepaid Expenses and Other Current Assets and as of April 30, 2018 was recorded within Other Non-Current Assets.

The pre-tax gains that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended January 31, 2019 and 2018 were $1.3 million and $0.4 million, respectively. The pre-tax gains that were reclassified from Accumulated Other Compensation Loss into Interest Expense in the Unaudited Condensed Consolidated Statements of Income for the nine months ended January 31, 2019 and 2018 were $3.4 million and $0.8 million, respectively.

Foreign Currency Contracts

We may enter into forward exchange contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction (Losses) Gains in the Unaudited Condensed Consolidated Statements of Income and carried at their fair value in the Unaudited Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction (Losses) Gains in the Unaudited Condensed Consolidated Statements of Income.

As of January 31, 2019, and April 30, 2018, we did not maintain any open forward exchange contracts. In addition, we did not maintain any open forward contracts during the nine months ended January 31, 2019 and 2018.

Index

Note 15 — Commitments and Contingencies

We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of January 31, 2019, will not have a material effect upon our Unaudited Condensed Consolidated Financial Condition or Results of Operations.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED JANUARY 31, 2019

CONSOLIDATED OPERATING RESULTS

Revenue:

Revenue for the three months ended January 31, 2019 decreased $6.3 million, or 1%, as compared with prior year. On a constant currency basis, revenue increased $4.7 million, or 1%, mainly driven by the following factors:
●	an increase in the Education Services business due to the incremental impact of the acquisition of Learning House on November 1, 2018 which contributed $13.4 million in revenue, and
●	an increase in our Research segment, primarily driven by growth in Open Access.

These increases were partially offset by declines in Publishing print products sales.

Refer to Note 3, “Acquisition,” for more information related to the acquisition of Learning House.

See the “Segment Operating Results” below for additional details on each segment’s revenue and contribution to profit performance.

Cost of Sales:

Cost of sales for the three months ended January 31, 2019 increased $7.5 million, or 6%, compared with prior year. On a constant currency basis, cost of sales increased $10.5 million, or 8%. The constant currency increase was primarily due to employment and marketing costs due to the incremental impact of the acquisition of Learning House.

In connection with the acquisition of Learning House, we changed our accounting policy for certain advertising and marketing costs incurred by our Education Services business to fulfill performance obligations from contracts with educational institutions. Under the new accounting policy, these costs are included in Cost of Sales whereas they were previously included in Operating and Administrative Expenses on the Unaudited Condensed Consolidated Statements of Income. Including these expenses in Cost of Sales will better align these costs with the related revenue and conform with the presentation of such costs for Learning House. This change in accounting policy was applied retrospectively. The amount reclassified for the three months ended January 31, 2018 was $11.2 million. Refer to “Change in Accounting Policy” in Note 1, “Basis of Presentation,” for more information on the accounting policy change and Note 3, “Acquisition,” for more information related to the acquisition of Learning House.

Gross Profit Margin:

Gross profit margin was 68.0% and 70.1% for the three months ended January 31, 2019 and 2018, respectively. On a constant currency basis, the gross profit margin would have been 68.1%.

Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended January 31, 2019 increased $1.2 million, or flat, compared with prior year. On a constant currency basis, operating and administrative expenses increased $5.6 million, or 2%. The increase was primarily due to the incremental impact of Learning House operating and administrative expenses.

Index

Restructuring and Related (Credits) Charges:

Beginning in fiscal year 2013, we initiated the Restructuring and Reinvestment Program to restructure and realign our cost base with current and anticipated future market conditions. We are targeting most of the cost savings achieved to improve margins and earnings, with the remainder reinvested in growth opportunities.

For the three months ended January 31, 2019 and 2018, we recorded pre-tax restructuring (credits) charges of ($0.3) million and $2.2 million, respectively, related to this program. These (credits) charges are reflected in Restructuring and Related (Credits) Charges in the Unaudited Condensed Consolidated Statements of Income and summarized in the following table:

	Three Months Ended January 31,		Total Charges
	2019	2018	Incurred to Date
(Credits) Charges by Segment:
Research	$(51)	$690	$26,664
Publishing	(4)	(392)	39,666
Solutions	74	1,277	7,161
Corporate Expenses	(367)	633	96,581
Total Restructuring and Related (Credits) Charges	$(348)	$2,208	$170,072

(Credits) Charges by Activity:
Severance	$(911)	$1,781	$116,786
Consulting and Contract Termination Costs	301	427	21,155
Other Activities	262	-	32,131
Total Restructuring and Related (Credits) Charges	$(348)	$2,208	$170,072

Other Activities for the three months ended January 31, 2019 include lease impairment related costs.

We currently do not anticipate any further material charges related to the Restructuring and Reinvestment Program.

Amortization of Intangibles:

Amortization of intangibles was $14.8 million for the three months ended January 31, 2019, an increase of $2.6 million, or 21%, as compared with prior year. On a constant currency basis, amortization of intangibles increased $2.8 million, or 23%, as compared with prior year. The increase in amortization was primarily due to the acquisition of intangibles as part of the Learning House acquisition.

Operating Income:

Operating income was $50.3 million for the three months ended January 31, 2019, a decrease of $15.0 million, or 23%, as compared with prior year. On a constant currency basis and excluding the impact from Learning House, which was an operating loss of $5.2 million, operating income decreased $9.0 million, or 13%, primarily due to lower gross profit.

Interest Expense:

Interest expense for the three months ended January 31, 2019 was $5.3 million, an increase of 62% as compared with prior year of $3.3 million. This increase was due to higher average debt balances outstanding, which included borrowings for the funding of the acquisition of Learning House, and a higher weighted average effective borrowing rate.

Foreign Exchange Transaction Losses:

Foreign exchange transaction losses were $2.5 million for the three months ended January 31, 2019 and were primarily due to the net impact of the change in average foreign exchange rates as compared to the U.S. dollar on our third-party accounts receivable and payable balances. For the three months ended January 31, 2018, foreign exchange transaction losses were $6.0 million primarily due to the net impact of the change in average foreign exchange rates as compared to the U.S. dollar on our intercompany accounts receivable and payable balances.

Provision for Income Taxes:

The effective tax rate for the three months ended January 31, 2019 was 22.7%, compared to a tax benefit of 18.1% for the three months ended January 31, 2018. The rate for the three months ended January 31, 2019 was higher than the rate for the corresponding prior period due to the impact of the Tax Act. During the three months ended January 31, 2018, we recorded a provisional estimated net tax benefit of $25 million. Excluding the effects of this non-recurring item, the rate would have been 24.8% for the three months ended January 31, 2018. The 22.7% rate for the three months ended January 31, 2019 is lower than 24.8% primarily due to the decrease in U.S. statutory tax rate.

Index

The Tax Act

The information set forth in Note 12, "Income Taxes” of the Notes to Unaudited Condensed Consolidated Financial Statements under the caption "The Tax Act," is incorporated herein by reference and further describes the impact of the Tax Act.

Diluted Earnings per Share (“EPS”):

EPS for the three months ended January 31, 2019 was $0.61 per share compared with $1.19 per share in the prior year. Excluding the impact of the items included in the table below, Adjusted EPS for the three months ended January 31, 2019 decreased 30% to $0.61 per share compared with $0.87 per share in the prior year. On a constant currency basis, Adjusted EPS decreased 22% due to lower Adjusted Operating Income, partially offset by lower foreign exchange transaction losses. Adjusted EPS for the three months ended January 31, 2019 was also lower as compared with prior year due to an $0.11 per share dilutive impact of the Learning House acquisition.

	Three Months Ended January 31,
	2019	2018
GAAP EPS	$0.61	$1.19
Adjustments:
Restructuring and related (credits) charges	—	0.04
Foreign exchange losses on intercompany transactions	—	0.07
Impact of Tax Cuts and Jobs Act	—	(0.43)
Non-GAAP Adjusted EPS	$0.61	$0.87

SEGMENT OPERATING RESULTS

	Three Months Ended January 31,			% Change
RESEARCH:	2019	2018 (a)	% Change	w/o FX (b)
Revenue:
Journal Subscriptions	$152,291	$160,287	(5)%	(1)%
Open Access	14,194	9,905	43%	48%
Licensing, Reprints, Backfiles, and Other	50,804	45,035	13%	16%
Total Journal Revenue	217,289	215,227	1%	4%

Publishing Technology Services (Atypon)	9,064	8,262	10%	10%

Total Research Revenue	226,353	223,489	1%	5%

Cost of Sales	62,839	62,535	0%	4%

Gross Profit	163,514	160,954	2%	5%
Gross Profit Margin	72.2%	72.0%

Operating Expenses	96,092	95,277	1%	3%
Amortization of Intangibles	6,941	6,734	3%	6%
Restructuring (Credits) Charges (See Note 8)	(51)	690	#	#

Contribution to Profit	$60,532	$58,253	4%	8%
Contribution Margin	26.7%	26.1%

(a)
Due to the retrospective adoption of ASU 2017-07, total net benefits related to defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest and Other Income. The amount for the three months ended January 31, 2018 for the Research segment was $1.0 million. Refer to Note 2, "Recent Accounting Standards," for more information.

(b)	Adjusted to exclude FX impact and Restructuring (Credits) Charges.

# Not meaningful

Index

Revenue:

Research revenue for the three months ended January 31, 2019 increased 1% to $226.4 million on a reported basis and increased 5% or $10.3 million on a constant currency basis as compared with prior year. This increase was due to continued strong growth in publication volumes for Open Access, particularly hybrid journals, partially offset by a decrease in Journal Subscriptions.

Gross Profit:

Gross profit for the three months ended January 31, 2019 increased 2% as compared with prior year. Excluding the unfavorable impact of foreign exchange, gross profit increased 5%. This increase was primarily driven by higher revenues, partially offset by an increase in royalty costs. Gross profit margin was 72.2% compared with prior year of 72.0%. On a constant currency basis, gross profit margin would have been 72.3%.

Contribution to Profit:

Contribution to profit increased 4% to $60.5 million for the three months ended January 31, 2019 as compared with the prior year. On a constant currency basis and excluding restructuring (credits) charges, contribution to profit increased 8% compared with prior year. This increase was primarily due to the increase in gross profit, partially offset by higher operating costs of $2.6 million, which reflected investments in additional resources in editorial to support increased journal publishing, marketing and sales.

Society Partnerships:

For the three months ended January 31, 2019:
● 1 new society journal was signed with annual revenue of $0.6 million,
● 51 society journals were renewed/extended with a combined annual revenue of $15.4 million,
● 8 society journals were not renewed with $1.5 million in combined annual revenue.

Projekt DEAL

In the third quarter of 2019, we completed a new agreement with a national consortium representing all 700 German academic institutions. This new three-year agreement provides those German libraries and their researchers with both subscriptions access and open access publishing. We expect to generate modestly more revenue from this new arrangement and the opportunity to grow revenue through higher publishing volumes.

	Three Months Ended January 31,			% Change
PUBLISHING:	2019	2018 (a)	% Change	w/o FX (b)
Revenue:
STM and Professional Publishing	$64,599	$80,775	(20)%	(18)%
Education Publishing	37,437	48,446	(23)%	(21)%
Course Workflow (WileyPLUS)	22,935	21,406	7%	8%
Test Preparation and Certification	9,560	7,758	23%	24%
Licensing, Distribution, Advertising and Other	11,104	11,859	(6)%	(4)%

Total Publishing Revenue	145,635	170,244	(14)%	(13)%

Cost of Sales	43,370	52,158	(17)%	(15)%

Gross Profit	102,265	118,086	(13)%	(12)%
Gross Profit Margin	70.2%	69.4%

Operating Expenses	66,563	68,561	(3)%	(1)%
Amortization of Intangibles	2,000	2,022	(1)%	(1)%
Restructuring Credits (see Note 8)	(4)	(392)	(99)%	(99)%

Contribution to Profit	$33,706	$47,895	(30)%	(28)%
Contribution Margin	23.1%	28.1%

(a)
Due to the retrospective adoption of ASU 2017-07, total net benefits related to defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest and Other Income. The amount for the three months ended January 31, 2018 for the Publishing segment was $0.6 million. Refer to Note 2, "Recent Accounting Standards," for more information.

(b)  Adjusted to exclude FX impact and Restructuring Credits.

Index

Revenue:

Publishing revenue decreased 14% to $145.6 million on a reported basis and decreased 13% on a constant currency basis as compared with prior year. This decrease was primarily due to a decline in STM and Professional Publishing and, to a lesser extent, a decline in Education Publishing due to lower sales of our print products.

Gross Profit:

Gross profit decreased 13% as compared with prior year, and 12% on a constant currency basis, primarily due to the decline in revenue as described above.

Contribution to Profit:

Contribution to profit decreased 30% to $33.7 million for the three months ended January 31, 2019 as compared with the prior year.  On a constant currency basis and excluding restructuring credits, contribution to profit decreased 28% as compared with the prior year. This decrease was primarily due to lower gross profit.

	Three Months Ended January 31,			% Change
SOLUTIONS:	2019	2018 (a)	% Change	w/o FX (b)
Revenue:
Education Services	$46,207	$32,242	43%	43%
Professional Assessment	14,600	13,228	10%	10%
Corporate Learning	16,572	16,472	1%	5%

Total Solutions Revenue	77,379	61,942	25%	26%

Cost of Sales	37,669	21,668	74%	75%

Gross Profit	39,710	40,274	(1)%	0%
Gross Profit Margin	51.3%	65.0%

Operating Expenses	37,229	29,189	28%	29%
Amortization of Intangibles	5,834	3,405	71%	73%
Restructuring Charges (see Note 8)	74	1,277	(94)%	(94)%

Contribution to Profit	$(3,427)	$6,403	#	#
Contribution Margin	(4.4)%	10.3%

(a)  In connection with the acquisition of Learning House, we changed our accounting policy for certain advertising and marketing costs incurred by our Education Services business to fulfill performance obligations from contracts with educational institutions. Under the new accounting policy, these costs are included in Cost of Sales whereas they were previously included in Operating and Administrative Expenses on the Unaudited Condensed Consolidated Statements of Income. The impact of this reclassification was an increase to Cost of Sales and a corresponding decrease to Operating and Administrative Expenses of $11.2 million for the three months ended January 31, 2018. This reclassification had no impact on Revenue, or Contribution to Profit.  Refer to “Change in Accounting Policy” in Note 1, “Basis of Presentation,” for more information on the accounting policy change and Note 3, “Acquisition,” for more information related to the acquisition of Learning House.

(b)  Adjusted to exclude FX impact and Restructuring Charges.

# Not meaningful

Index

Revenue:

Solutions revenue increased 25% to $77.4 million, or 26% on a constant currency basis, as compared with prior year. The increase was mainly driven by the incremental impact of the acquisition of Learning House on November 1, 2018, which contributed $13.4 million in revenue, as well as higher revenues of $1.4 million in Professional Assessment services.

Gross Profit:

Gross profit decreased 1% to $39.7 million, or flat on a constant currency basis, as compared with prior year. The increase in revenue noted above was offset by higher costs of sales primarily due to higher marketing costs, and to a lesser extent, employment related costs of $15.3 million, which was primarily due to the incremental impact of the acquisition of Learning House and, to a lesser extent, an increase in the legacy Education Services business marketing costs due to increased investments to support revenue growth.

Contribution to Profit:

On a constant currency basis, excluding restructuring charges and the impact from Learning House, which was an operating loss of $5.2 million, contribution to profit decreased 76% as compared with prior year. This was due to lower gross profit and higher operating expenses, primarily due to increased marketing, and sales costs.

Legacy Education Services Partners and Programs:

As of January 31, 2019, Wiley had 36 university partners and 257 programs under contract. As of January 31, 2018, Wiley had 38 university partners and 247 programs under contract.

CORPORATE EXPENSES:

Corporate expenses for the three months ended January 31, 2019 decreased 14% to $40.5 million as compared with prior year. On a constant currency basis and excluding restructuring (credits) charges, these expenses decreased 11%. This decrease was primarily due to lower employee costs.

RESULTS OF OPERATIONS – NINE MONTHS ENDED JANUARY 31, 2019

CONSOLIDATED OPERATING RESULTS

Revenue:

Revenue for the nine months ended January 31, 2019 decreased 1%, or $10.0 million, as compared with prior year. On a constant currency basis, revenue increased $7.4 million or 1% as compared with prior year. This increase was primarily due to the incremental impact of the acquisition of Learning House on November 1, 2018, which contributed $13.4 million in revenue, and increased revenue in our Research segment driven by Open Access and Licensing, Reprints, Backfiles, and Other offerings. These increases were offset by declines in Publishing print product sales and lower Journal Subscriptions revenue in our Research segment.

See the “Segment Operating Results” below for additional details on each segment’s revenue and contribution to profit performance.

Cost of Sales:

Cost of sales for the nine months ended January 31, 2019 increased $9.8 million, or 2%, as compared with prior year. On a constant currency basis, cost of sales increased $14.0 million, or 4%. The constant currency increase was primarily due to the following factors:
●	the incremental impact of Learning House, primarily due to marketing and employment related costs,
●	an increase in legacy Education Services business marketing costs of $6.9 million due to increased investments to support revenue growth; and,
●	higher royalty costs of $3.0 million.

These increases were offset by lower inventory costs of $7.7 million.

As noted above, in connection with the acquisition of Learning House, we changed our accounting policy for certain advertising and marketing costs incurred by our Education Services business to fulfill performance obligations from contracts with educational institutions. Under the new accounting policy, these costs are included in Cost of Sales whereas they were previously included in Operating and Administrative Expenses on the Unaudited Condensed Consolidated Statements of Income. The amount reclassified for the nine months ended January 31, 2018 was $34.7 million. Refer to “Change in Accounting Policy” in Note 1, “Basis of Presentation,” for more information on the accounting policy change and Note 3, “Acquisition,” for more information related to the acquisition of Learning House.

Index

Gross Profit Margin:

Gross profit margin for the nine months ended January 31, 2019 was 69.1% compared with 70.1% in the prior year. On a constant currency basis, the gross profit margin would have been 69.2%.

Operating and Administrative Expenses:

Operating and administrative expenses for the nine months ended January 31, 2019 increased $14.2 million, or 2%, as compared with prior year and 3% on a constant currency basis. The increase was primarily due to higher costs related to increased resources in editorial, marketing, advertising and sales of $17.5 million, the incremental impact of the acquisition of Learning House and higher technology costs of $2.0 million due to business investments. These factors were partially offset by lower administrative costs of $4.9 million, which included an impairment charge in the prior year related to one of our Publishing brands of $3.6 million.

Restructuring and Related Charges:

For the nine months ended January 31, 2019 and 2018, we recorded pre-tax restructuring charges of $3.6 million and $26.5 million, respectively, related to the Restructuring and Reinvestment Program.

These charges are reflected in Restructuring and Related (Credits) Charges in the Unaudited Condensed Consolidated Statements of Income and summarized in the following table:

	Nine Months Ended January 31,		Total Charges
	2019	2018	Incurred to Date
Charges by Segment:
Research	$1,251	$5,138	$26,664
Publishing	735	6,933	39,666
Solutions	914	3,447	7,161
Corporate Expenses	662	11,013	96,581
Total Restructuring and Related Charges	$3,562	$26,531	$170,072

Charges (Credits) by Activity:
Severance	$1,983	$25,047	$116,786
Consulting and Contract Termination Costs	526	1,948	21,155
Other Activities	1,053	(464)	32,131
Total Restructuring and Related Charges	$3,562	$26,531	$170,072

Other Activities for the nine months ended January 31, 2019 include lease impairment related costs. The credits in Other Activities for the nine months ended January 31, 2018 mainly reflect changes in estimates for previously accrued restructuring charges related to facility lease reserves.

Amortization of Intangibles:

Amortization of intangibles was $39.8 million for the nine months ended January 31, 2019, an increase of $3.9 million as compared with prior year. On a constant currency basis, amortization of intangibles increased 11%. The increase in amortization was primarily due to the acquisition of intangibles as part of the acquisition of Learning House and, to a lesser extent, in the Research segment due to the timing of the acquisitions of publishing rights in the second half of 2018.

Operating Income:

Operating income was $144.0 million for the nine months ended January 31, 2019, a decrease of $14.8 million, or 9%, as compared with prior year. On a constant currency basis, excluding the impact from Learning House, which was an operating loss of $5.2 million, and restructuring charges and the brand impairment charge in the prior year, operating income decreased $28.3 million, or 15%, due to higher expenses and lower revenue.

Index

Interest Expense:

Interest expense for the nine months ended January 31, 2019 increased $1.7 million to $11.8 million on a reported  basis. This increase was due to a higher average debt balances outstanding, which included borrowings for the funding of the acquisition of Learning House, and a higher weighted average effective borrowing rate.

Foreign Exchange Transaction Losses:

Foreign exchange transaction losses were $4.3 million for the nine months ended January 31, 2019 and were primarily due to the net impact of the change in average foreign exchange rates as compared to the U.S. dollar on our intercompany accounts receivable and payable balances. For the nine months ended January 31, 2018, foreign exchange transaction losses were $11.6 million which were primarily due to the impact of changes in average foreign exchange rates as compared to the U.S. dollar on our intercompany accounts receivable and payable balances.

Provision for Income Taxes:

The effective tax rate for the nine months ended January 31, 2019 was 22.6%, compared to 4.0% for the nine months ended January 31, 2018. The rate for the nine months ended January 31, 2019 was higher than the rate for the corresponding prior period due to the impact of the Tax Act. During the nine months ended January 31, 2018, we recorded a provisional estimated net tax benefit of $25 million. Excluding the effects of this non-recurring item, the rate would have been 21.4% for the nine months ended January 31, 2018. The 22.6% rate for the nine months ended January 31, 2019 is higher than 21.4%, primarily due to large equity compensation deductions from significant vesting of restricted stock and other one-time adjustments as well as the impact of a relatively high tax benefit on restructuring costs incurred during the nine months ended January 31, 2018, partially offset by the lower U.S. statutory tax rate.

Diluted Earnings per Share (“EPS”):

EPS for the nine months ended January 31, 2019 was $1.81 per share compared with $2.39 per share in the prior year. Excluding the impact of the items included in the table below, Adjusted EPS for the nine months ended January 31, 2019 decreased 23% to $1.92 per share compared with $2.49 per share in the prior year. On a constant currency basis, Adjusted EPS decreased 18% primarily due to lower Adjusted Operating Income, partially offset by lower foreign exchange transaction losses. Adjusted EPS for the nine months ended January 31, 2019 was also lower as compared with prior year due to an $0.11 per share dilutive impact of the Learning House acquisition.

	Nine Months Ended January 31,
	2019	2018
GAAP EPS	$1.81	$2.39
Adjustments:
Restructuring and related charges	0.05	0.37
Foreign exchange losses on intercompany transactions	0.06	0.16
Impact of Tax Cuts and Job Act	—	(0.43)
Non-GAAP Adjusted EPS	$1.92	$2.49

Index

SEGMENT OPERATING RESULTS

	Nine Months Ended January 31,			% Change
RESEARCH:	2019	2018 (a)	% Change	w/o FX (b)
Revenue:
Journal Subscriptions	$482,000	$498,775	(3)%	(1)%
Open Access	38,917	28,058	39%	40%
Licensing, Reprints, Backfiles, and Other	132,041	124,594	6%	7%
Total Journal Revenue	652,958	651,427	—	2%

Publishing Technology Services (Atypon)	27,032	24,559	10%	10%

Total Research Revenue	679,990	675,986	1%	2%

Cost of Sales	187,412	182,942	2%	4%

Gross Profit	492,578	493,044	—	2%
Gross Profit Margin	72.4%	72.9%

Operating Expenses	293,760	279,491	5%	6%
Amortization of Intangibles	21,002	19,554	7%	8%
Restructuring Charges (See Note 8)	1,251	5,138	(76)%	(76)%

Contribution to Profit	$176,565	$188,861	(7)%	(4)%
Contribution Margin	26.0%	27.9%

(a)
Due to the retrospective adoption of ASU 2017-07, total net benefits related to defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest and Other Income. The amount for the nine months ended January 31, 2018 for the Research segment was $3.1 million. Refer to Note 2, "Recent Accounting Standards," in the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

(b)	Adjusted to exclude FX impact and Restructuring Charges.

Revenue:

Research revenue for the nine months ended January 31, 2019 increased $4.0 million, or 1% as compared with prior year. On a constant currency basis, revenue increased $16.6 million, or 2%, compared with prior year, primarily due to the following:
● continued strong growth in publication volumes for Open Access, particularly hybrid journals, and
● an increase in revenue from Licensing, Reprints, Backfiles and Other due to the timing of when revenue is recognized as a result of the adoption of Topic 606 beginning in fiscal year 2019.

These were partially offset by a decrease in Journal Subscriptions primarily related to delays in quoting and closing some subscription agreements.

Gross Profit:

Gross profit for the nine months ended January 31, 2019 was flat compared with prior year and, on a constant currency basis, increased $9.3 million, or 2%. This was due to higher revenues, partially offset by higher costs of sales, primarily due to increased royalty costs.

Gross profit margin was 72.4% compared with prior year of 72.9%. On a constant currency basis, gross profit margin would have been 72.5%.

Contribution to Profit:

Contribution to profit decreased 7% to $176.6 million for the nine months ended January 31, 2019 as compared with the prior year. On a constant currency basis and excluding restructuring charges, contribution to profit decreased 4% as compared with prior year. This decrease was due to higher operating costs including additional resources in editorial to support increased journal publishing of $7.9 million, increased costs related to advertising and marketing of $2.9 million, technology related costs of $2.9 million and sales resources of $2.1 million, partially offset by higher gross profit.

Index

Society Partnerships:

For the nine months ended January 31, 2019:
●	12 new society journals were signed with combined annual revenue of $4.4 million,
●	77 society journals were renewed/extended with a combined annual revenue of $29.1,
●	12 society journals were not renewed with $1.9 million in combined annual revenue.

	Nine Months Ended January 31,			% Change
PUBLISHING:	2019	2018 (a)	% Change	w/o FX (b)
Revenue:
STM and Professional Publishing	$197,565	$215,835	(8)%	(8)%
Education Publishing	127,736	151,893	(16)%	(15)%
Course Workflow (WileyPLUS)	42,142	38,926	8%	9%
Test Preparation and Certification	29,343	27,167	8%	9%
Licensing, Distribution, Advertising and Other	31,269	32,686	(4)%	(3)%

Total Publishing Revenue	428,055	466,507	(8)%	(7)%

Cost of Sales	130,046	146,491	(11)%	(10)%

Gross Profit	298,009	320,016	(7)%	(6)%
Gross Profit Margin	69.6%	68.6%

Operating Expenses	204,136	209,121	(2)%	(1)%
Amortization of Intangibles	6,257	6,084	3%	3%
Restructuring Charges (see Note 8)	735	6,933	(89)%	(89)%
Publishing Brand Impairment Charge	—	3,600	(100)%	(100)%

Contribution to Profit	$86,881	$94,278	(8)%	(16)%
Contribution Margin	20.3%	20.2%

(a)
Due to the retrospective adoption of ASU 2017-07, total net benefits related to defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest and Other Income. The amount for the nine months ended January 31, 2018 for the Publishing segment was $1.7 million. Refer to Note 2, "Recent Accounting Standards," in the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

(b)  Adjusted to exclude FX impact, Restructuring Charges and the Publishing Brand Impairment Charge in the prior year.

Revenue:

Publishing revenue decreased 8% to $428.1 million on a reported basis, and 7% on a constant currency basis as compared with prior year. The decrease was primarily due to a decline in Education Publishing due to a continued shift in market demand for print products, and to a lesser extent, a decrease in STM and Professional Publishing.

Gross Profit:

Gross profit decreased 7% as compared with prior year and 6% on a constant currency basis, due to the decline in Education Publishing and STM and Professional Publishing revenue; partially offset by a decrease in inventory costs and to a lesser extent, book composition and product development amortization expense.

Contribution to Profit:

Contribution to profit decreased 8% to $86.9 million for the nine months ended January 31, 2019 as compared with the prior year. On a constant currency basis and excluding restructuring charges and a brand impairment charge in the prior year, contribution to profit decreased 16% as compared with the prior year. This decrease was primarily due to lower gross profit, partially offset by, lower operating expenses including lower advertising and marketing of $3.0 million and technology costs of $1.3 million.

Index

	Nine Months Ended January 31,			% Change
SOLUTIONS:	2019	2018 (a)	% Change	w/o FX (b)
Revenue:
Education Services	$105,244	$88,316	19%	19%
Professional Assessment	47,667	43,936	8%	8%
Corporate Learning	47,934	44,105	9%	10%

Total Solutions Revenue	200,845	176,357	14%	14%

Cost of Sales	86,739	65,010	33%	34%

Gross Profit	114,106	111,347	2%	3%
Gross Profit Margin	56.8%	63.1%

Operating Expenses	93,780	85,830	9%	10%
Amortization of Intangibles	12,566	10,326	22%	22%
Restructuring Charges (see Note 8)	914	3,447	(73)%	(73)%

Contribution to Profit	$6,846	$11,744	(42)%	(49)%
Contribution Margin	3.4%	6.7%

(a)  In connection with the acquisition of Learning House, we changed our accounting policy for certain advertising and marketing costs incurred by our Education Services business to fulfill performance obligations from contracts with educational institutions. Under the new accounting policy, these costs are included in Cost of Sales whereas they were previously included in Operating and Administrative Expenses on the Unaudited Condensed Consolidated Statements of Income. The impact of this reclassification was an increase to Cost of Sales and a corresponding decrease to Operating and Administrative Expenses of $34.7 million for the nine months ended January 31, 2018. This reclassification had no impact on Revenue, net, or Contribution to Profit. Refer to “Change in Accounting Policy” in Note 1, “Basis of Presentation,” for more information on the accounting policy change and Note 3, “Acquisition,” for more information related to the acquisition of Learning House.

(b)	Adjusted to exclude FX impact and Restructuring Charges.

Revenue:

Solutions revenue increased 14% to $200.8 million on a reported and constant currency basis as compared with prior year. The increase was mainly driven by the impact of the acquisition of Learning House on November 1, 2018 which contributed $13.4 million in revenue, and to a lesser extent, higher revenue in the legacy Education Services business, Corporate Learning and Professional Assessment services.

Gross Profit:

Gross profit increased 2% to $114.1 million, and 3%, on a constant currency basis, as compared with prior year. The increase is primarily due to the impact of higher revenues as described above, partially offset by higher costs of sales due to higher marketing and employment related costs of $19.2 million, due to the incremental impact of the acquisition of Learning House and $7.8 million due to the legacy Education Services business due to increased investments to support revenue growth.

Contribution to Profit:

Contribution to profit for the nine months ended January 31, 2019 includes an operating loss from Learning House of $5.2 million.  On a constant currency basis, excluding restructuring charges and the impact from Learning House, contribution to profit decreased 15% as compared with prior year. This was due to higher operating expenses, primarily due to increased content of $1.4 million, sales related costs of $1.6 million and technology costs of $1.1 million, partially offset by lower employment costs.

CORPORATE EXPENSES:

Corporate expenses for the nine months ended January 31, 2019 decreased 7% to $126.3 million as compared with prior year. On a constant currency basis and excluding restructuring charges, these expenses increased 1%. This increase was primarily due to costs associated with strategic planning of $2.9 million and higher employee costs, partially offset by lower incentive compensation expenses of $5.5 million.

Index

FISCAL YEAR 2019 OUTLOOK:

The Company reaffirmed its Revenue, Adjusted EPS and Capital Expenditures guidance but reducing its outlook for Cash Provided by Operating Activities. Fiscal 2019 guidance excludes contributions from the Learning House acquisition, which closed on November 1, 2018.  For fiscal 2019, we anticipate Learning House to contribute approximately $30 million in revenue and be dilutive to EPS by approximately $0.15.

Metric (amounts in millions, except EPS)	Fiscal Year 2018 Actual	Fiscal Year 2019 Expectation Constant Currency	Status
Revenue	$1,796.1	Even with prior year	Reaffirmed
Adjusted EPS	$3.43	Mid-single digit % decline	Reaffirmed
Cash Provided by Operating Activities	$381.8	Mid-teen % decline	Was high-single digit decline
Capital Expenditures	$150.7	Lower by approximately $50	Improved

●
Cash Provided by Operating Activities update reflects lower working capital performance, the adoption of Topic 606 which will result in the reclassification of certain spending for costs to fulfill of approximately $10 million from Capital Expenditures to Cash Provided by Operating Activities, and a discretionary $10 million pension contribution.

●
Capital Expenditures are expected to be lower by approximately $50 million primarily due to the completion of the Company’s headquarters transformation and the May 2018 implementation of our ERP order-to-cash release for journal subscriptions. In addition, the adoption of Topic 606 will result in the reclassification of certain spending for costs to fulfill of approximately $10 million from Capital Expenditures to Cash Provided by Operating Activities.

●	Non-GAAP effective tax rate for the year is expected to be approximately 22-23%.

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

As of January 31, 2019, we had cash and cash equivalents of $132.8 million, of which approximately $119.3 million, or 90%, was located outside the U.S. Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of our operations. Notwithstanding the Tax Act which generally eliminated federal income tax on future cash repatriation to the U.S., cash repatriation may be subject to state and local taxes or withholding or similar taxes. We no longer intend to permanently reinvest cash outside the U.S. and include in our accrued liabilities our estimated cost of $2 million to repatriate our non-U.S. earnings.

As of January 31, 2019, we had approximately $633.5 million of debt outstanding and approximately $469.2 million of unused borrowing capacity under our Revolving Credit and other facilities. Our credit agreement contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of January 31, 2019.

Analysis of Historical Cash Flow

The following table shows the changes in our Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended January 31, 2019 and 2018.

	Nine Months Ended January 31,
	2019	2018
Net Cash Provided by Operating Activities	$47,608	$190,667
Net Cash Used in Investing Activities	(259,092)	(134,611)
Net Cash Provided by Financing Activities	180,976	4,175
Effect of Foreign Currency Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(6,359)	10,015

Index

Free Cash Flow less Product Development Spending helps assess our ability, over the long term, to create value for our shareholders, as it represents cash available to repay debt, pay common dividends, and fund share repurchases and new acquisitions. Below are the details of Free Cash Flow less Product Development Spending for the nine months ended January 31, 2019 and 2018.

Cash flow from operations is seasonally a use of cash in the first half of Wiley’s fiscal year principally due to the timing of collections for annual journal subscriptions, which occurs in the beginning of the second half of our fiscal year.

	Nine Months Ended January 31,
	2019	2018
Net Cash Provided by Operating Activities	$47,608	$190,667
Less: Additions to Technology, Property and Equipment	(49,988)	(78,958)
Less: Product Development Spending	(14,251)	(30,426)
Free Cash Flow less Product Development Spending	$(16,631)	$81,283

Net Cash Provided by Operating Activities for the nine months ended January 31, 2019 decreased $143.1 million compared to the nine months ended January 31, 2018 to $47.6 million primarily due to the following factors:
●	the timing of working capital items,
●	lower net income in the nine months ended January 31, 2019; and,
●	a $10.0 million discretionary contribution to the U.S. Employees' Retirement Plan of John Wiley & Sons, Inc in fiscal year 2019.

Our negative working capital was $246.8 million and $394.3 million as of January 31, 2019 and April 30, 2018, respectively, due to the seasonality of our businesses. The primary driver of the negative working capital is unearned contract liabilities (deferred revenue) related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by us for a number of purposes including acquisitions, debt repayments, funding operations, dividend payments and purchasing treasury shares. The $147.5 million change in negative working capital was primarily due to the delay in billings and subsequent cash collections for calendar year 2019 subscriptions. We expect to substantially recover from the delay in billings and subsequent cash collections in the fourth quarter of fiscal 2019.

The contract liabilities (deferred revenue) will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of January 31, 2019 and as of April 30, 2018 includes $271.5 million and $486.4 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Net Cash Used in Investing Activities for the nine months ended January 31, 2019 was $259.1 million compared to $134.6 million in the prior year. The increase was due to $190.5 million of net cash used to acquire Learning House.  This was partially offset by a decrease of $29.0 million due to lower spending for technology, property and equipment in the nine months ended January 31, 2019 as a result of the May 2018 implementation of our enterprise resource planning system (“ERP”) order to cash release for journal subscriptions and the completion of our headquarters renovations. In addition, a $16.2 million decrease in product development spending, which was primarily due to the adoption of Topic 606 whereby certain costs to fulfill contracts, which were previously included in product development spending are now included in cash flow from operations. As well as a decrease of $20.8 million in cash used for the acquisition of publication rights.

Projected capital spending for Technology, Property and Equipment and Product Development Spending for fiscal year 2019 is forecast to be approximately $100 million. Projected spending for author advances, which is classified as an operating activity, is forecast to be approximately $131 million for fiscal year 2019.

Net Cash Provided by Financing Activities was $181.0 million for the nine months ended January 31, 2019 compared to $4.2 million for the nine months ended January 31, 2018. This increase in cash provided by financing activities was due to an increase in net borrowings for the nine months ended January 31, 2019 compared to the nine months ended January 31, 2018. This was partially offset by $24.3 million of lower cash proceeds from the exercise of stock options.

During the nine months ended January 31, 2019, we repurchased 633,831 shares of Class A Common stock at an average price of $55.21 compared to 550,757 shares of Class A Common Stock at an average price of $53.12 in the prior year. In the nine months ended January 31, 2019, we increased our quarterly dividend to shareholders by 3% to $1.32 per share annualized versus $1.28 per share annualized in the prior year.

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

The information set forth in Note 14, "Derivatives Instruments and Hedging Activities," of the Notes to Unaudited Condensed Consolidated Financial Statements under the caption "Interest Rate Contracts," is incorporated herein by reference.

On an annual basis, a hypothetical one percent change in interest rates for the $283.5 million of unhedged variable rate debt as of January 31, 2019 would affect net income and cash flow by approximately $2.1 million.

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

Our significant investments in non-U.S. businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment. During the three and nine months ended January 31, 2019, we recorded foreign currency translation gains (losses) in Other Comprehensive Income of approximately $17.5 million and $(43.2) million, respectively, primarily as a result of the fluctuations of the U.S. dollar relative to the British pound sterling and, to a lesser extent, the euro. During the three and nine months ended January 31, 2018, we recorded foreign currency translation gains in Other Comprehensive Income of approximately $51.4 million and $84.4 million, respectively, primarily as a result of the fluctuations of the U.S. dollar relative to the British pound sterling and euro.

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in the Unaudited Condensed Consolidated Statements of Income as incurred. Under certain circumstances, we may enter into derivative financial instruments in the form of foreign currency forward contracts to hedge against specific transactions, including intercompany purchases and loans.

The information set forth in Note 14, "Derivatives Instruments and Hedging Activities," of the Notes to Unaudited Condensed Consolidated Financial Statements under the caption "Foreign Currency Contracts," is incorporated herein by reference.

Sales Return Reserves

The estimated allowance for print book sales returns is based upon historical return patterns, as well as current market trends in the businesses in which we operate. In connection with the estimated sales return reserves, we also include a related increase to inventory and a reduction to accrued royalties as a result of the expected returns.

The reserves are reflected in the following accounts of the Unaudited Condensed Consolidated Statements of Financial Position – increase (decrease):
	January 31, 2019	April 30, 2018
Accounts receivable, net (1)	$—	$(28,302)
Inventories, net	5,046	4,626
Accrued royalties	(5,505)	(5,048)
Contract liability (Deferred revenue) (1)	36,743	—
Decrease in Net Assets	$(26,192)	$(18,628)

(1)     Due to the adoption of the new revenue standard, the sales return reserve as of January 31, 2019 of $36.7 million is recorded in Contract Liability (Deferred Revenue). In prior periods, it was recorded as a reduction to Accounts Receivable, net on the Unaudited Condensed Consolidated Statement of Financial Position.

Index

A one percent change in the estimated sales return rate could affect net income by approximately $1.1 million. A change in the pattern or trends in returns could affect the estimated allowance.

Customer Credit Risk

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to us between the months of December and April. Future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 22% of total annual consolidated revenue and one affiliated group of subscription agents accounts for approximately 10% of total annual consolidated revenue.

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 8% of total annual consolidated revenue and 19% of accounts receivable at January 31, 2019, the top 10 book customers account for approximately 15% of total annual consolidated revenue and approximately 44% of accounts receivable at January 31, 2019.

Disclosure of Certain Activities Relating to Iran

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.” In the nine months ended January 31, 2019, we did not record any revenue or net earnings related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations. We assessed our business relationship and transactions with Iran and believe we are in compliance with the regulations governing the sanctions. We intend to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

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

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant developments related to legal proceedings during the three months ended January 31, 2019. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2018 Note 15, “Commitment and Contingencies”.

ITEM 1a. RISK FACTORS

The uncertainty surrounding the implementation and effect of Brexit may cause increased economic volatility, affecting our operations and business.

In June 2016, voters in the United Kingdom (UK) approved an advisory referendum to withdraw from the European Union, commonly referred to as "Brexit." This referendum has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may persist some time. A withdrawal without a trade agreement in place could significantly disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Additional Brexit-related impacts on our business could include potential inventory shortages in the UK, increased regulatory burdens and costs to comply with UK-specific regulations and higher transportation costs for our products coming into and out of the UK. The United Kingdom's vote to exit the European Union could also result in similar referendums or votes in other European countries in which we do business. On March 29, 2017, United Kingdom Prime Minister Theresa May formally notified the European Council of the UK's intention to withdraw from the European Union under Article 50 of the Treaty of Lisbon. The notice began the two-year negotiation period to establish the withdrawal terms. While no agreement has yet been reached, the UK's separation will still become effective on March 29, 2019, unless the remaining European Union members unanimously agree to an extension. The uncertainty surrounding the terms of the United Kingdom's withdrawal and its consequences could adversely impact consumer and investor confidence and could affect sales or regulation of our products. Any of these effects, among others, could materially and adversely affect our business and consolidated financial position and results of operations.

See Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended April 30, 2018. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2019, we made the following purchases of Class A Common Stock under our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
November 2018	—	$—	—	2,655,351
December 2018	132,000	47.78	132,000	2,523,351
January 2019	76,711	48.13	76,711	2,446,640
Total	208,711	$47.91	208,711	2,446,640

Index

ITEM 6. EXHIBITS

18.1	Preferability Letter of Independent Registered Public Accounting Firm, dated March 8, 2019
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: March 8, 2019

Index

Index