Form 10-K
period 2019-04-30
WILEY JOHN & SONS, INC.
filed 2019-07-01
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  April 30, 2019

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________
Commission file number   001-11507

JOHN WILEY & SONS, INC.
(Exact name of Registrant as specified in its charter)

NEW YORK	13-5593032
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

111 River Street, Hoboken, NJ	07030
Address of principal executive offices	Zip Code

(201) 748-6000
Registrant’s telephone number including area code

Securities registered pursuant to Section 12(b) of the Act: Title of each class	Name of each exchange on which registered	Trading Symbol
Class A Common Stock, par value $1.00 per share	New York Stock Exchange	JW.A
Class B Common Stock, par value $1.00 per share	New York Stock Exchange	JW.B

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, October 31, 2018, was approximately $2,465 million. The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Class A and Class B Common Stock as of May 31, 2019 was 47,499,550 and 9,132,133 respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on September 26, 2019, are incorporated by reference into Part III of this Form 10-K.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2019

Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding our fiscal year 2020 outlook, anticipated restructuring charges and savings, operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements. Any such forward-looking statements are based upon many assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond our control, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment in new technologies and products; (ii) subscriber renewal rates for our journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the seasonal nature of our educational business and the impact of the used book market; (vii) worldwide economic and political conditions; (viii) our ability to protect our copyrights and other intellectual property worldwide; (ix) our ability to successfully integrate acquired operations and realize expected opportunities; (x) achievement of targeted run rate savings through restructuring activities; and (xi) other factors detailed from time to time in our filings with the SEC. We undertake no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

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

In this report, we may present the following non-GAAP performance measures:

• Adjusted Earnings Per Share “(Adjusted EPS)”;
• Free Cash Flow less Product Development Spending;
• Adjusted Revenue;
• Adjusted Operating Income and margin;
• Adjusted Contribution to Profit and margin;
• EBITDA and Adjusted EBITDA; and
• Results on a constant currency basis.

Management uses these non-GAAP performance measures as supplemental indicators of our operating performance and financial position as well for internal reporting and forecasting purposes, when publicly providing its outlook, to evaluate our performance and calculate incentive compensation. We present these non-GAAP performance measures in addition to U.S. GAAP financial results because we believe that these non-GAAP performance measures provide useful information to certain investors and financial analysts for operational trends and comparisons over time. The use of these non-GAAP performance measures may also provide a consistent basis to evaluate operating profitability and performance trends by excluding items that we do not consider to be controllable activities for this purpose.

For example:
•
Adjusted EPS, Adjusted Revenue, Adjusted Operating Profit, Adjusted Contribution to Profit, and Adjusted EBITDA provide a more comparable basis to analyze our operating results and earnings over time and are measures commonly used by shareholders to measure our performance.

Index

•
Free Cash Flow less Product Development Spending helps assess our ability, over the long term, to create value for our shareholders as it represents cash available to repay debt, pay common stock dividends and fund share repurchases and acquisitions.

•
Results on a constant currency basis removes distortion from the effects of foreign currency movements to provide better comparability of our business trends from period to period. We measure our performance before the impact of foreign currency (or at “constant currency”), which means that we apply the same foreign currency exchange rates for the current and equivalent prior period.

In addition, we have historically provided these or similar non-GAAP performance measures and understand that some investors and financial analysts find this information helpful in analyzing our operating margins, and net income and comparing our financial performance to that of our peer companies and competitors. Based on interactions with investors, we also believe that our non-GAAP performance measures are regarded as useful to our investors as supplemental to our U.S. GAAP financial results, and that there is no confusion regarding the adjustments or our operating performance to our investors due to the comprehensive nature of our disclosures. We have not provided our 2020 outlook for the most directly comparable U.S. GAAP financial measures, as they are not available without unreasonable effort due to the high variability, complexity, and low visibility with respect to certain items, including restructuring charges and credits, gains and losses on foreign currency, and other gains and losses. These items are uncertain, depend on various factors, and could be material to our consolidated results computed in accordance with U.S. GAAP.

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

Please refer to Part II, Item 8, “Financial Statements and Supplementary Data,” for financial information about the Company and its subsidiaries, which is incorporated herein by reference. Also, when we cross reference to a “Note,” we are referring to our “Notes to Consolidated Financial Statements,” unless the context indicates otherwise.

We are a global research and learning company. Through the Research segment, we provide scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. The Publishing segment provides scientific, professional, and education books and related content in print and digital formats, as well as test preparation services and course workflow tools, to libraries, corporations, students, professionals, and researchers.  The Solutions segment provides online program management services for higher education institutions and learning, development, and assessment services for businesses and professionals. Our operations are primarily located in the United States (“U.S.”), United Kingdom (“U.K.”), Germany, Russia, Singapore, and France.

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

Business Segments

We report our segment information in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 280, “Segment Reporting” (“FASB ASC Topic 280”). Our segment reporting structure consists of three reportable segments, which are listed below, and a Corporate category:
• Research;
• Publishing; and
• Solutions

Index

Research:

Research’s mission is to support researchers, professionals and learners in the discovery and use of research knowledge to help them achieve their goals in research, learning and practice.  Research provides scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Journal publishing areas include the physical sciences and engineering, health sciences, social sciences and humanities and life sciences. Research also includes Atypon Systems, Inc. (“Atypon”), a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content on the web through the Literatum platform.

Research’s customers include academic, corporate, government, and public libraries, funders of research, researchers, scientists, clinicians, engineers and technologists, scholarly and professional societies, and students and professors. Research’s products are sold and distributed globally in digital and print formats through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, and other customers. Publishing centers include Australia, China, Germany, India, the United Kingdom, and the United States. Research’s revenue accounted for approximately 52% of our consolidated revenue in the year ended April 30, 2019.

Research’s major products are: Journal Subscriptions, Licensing, Reprints, Backfiles, and Other, Open Access and Publishing Technology Services (Atypon). The graphs below present Research revenue by product type for the years ended April 30, 2019 and 2018:

Open Access 6%
Publishing Technology Services (Atypon) 4%
Journal Subscriptions 71%
Licensing, Reprints, Backfiles & Other 19%

2019

Open Access 4%
Publishing Technology Services (Atypon) 4%
Journal Subscriptions 73%
Licensing, Reprints, Backfiles & Other 19%

2018

Key growth strategies for the Research business include evolving and developing new licensing models for our institutional customers, developing new open access products and revenue streams, focusing resources on high-growth and emerging markets, and developing new digital products, services, and workflow solutions to meet the needs of researchers, authors, societies, and corporate customers.

Journal Subscriptions

We publish approximately 1,700 academic research journals. We sell journal subscriptions directly through our sales representatives, indirectly through independent subscription agents, through promotional campaigns, and through memberships in professional societies for those journals that are sponsored by societies. Journal subscriptions, making up approximately 37% of our consolidated 2019 total company revenue, are primarily licensed through contracts for digital content available online through Wiley Online Library, which we migrated to our Literatum platform in March 2018, acquired as part of our purchase of Atypon. Contracts are negotiated by us directly with customers or their subscription agents. Subscription periods typically cover calendar years. Print journals are generally mailed to subscribers directly from independent printers. We do not own or manage printing facilities. Subscription revenue is generally collected in advance.

Approximately 50% of Journal Subscription revenue is derived from publishing rights owned by us. Publishing alliances also play a major role in Research’s success. Approximately 50% of Journal Subscription revenue is derived from publication rights that are owned by professional societies and published by us pursuant to a long-term contract (generally 5–10 years) or owned jointly with a professional society. These society alliances bring mutual benefit, with the societies gaining Wiley’s publishing, marketing, sales, and distribution expertise, while Wiley benefits from being affiliated with prestigious societies and their members. Societies that sponsor or own such journals generally receive a royalty and/or other financial consideration. We may procure editorial services from such societies on a pre-negotiated fee basis. We also enter into agreements with outside independent editors of journals that define the duties of the editors and the fees and expenses for their services. Contributors of articles to our journal portfolio transfer publication rights to us or a professional society, as applicable. We publish the journals of many prestigious societies, including the American Cancer Society, the American Heart Association, the British Journal of Surgery Society, the European Molecular Biology Organization, the American Anthropological Association, the American Geophysical Union, and the German Chemical Society.
Index

Literatum, our online publishing platform for our Research segment, delivers integrated access to over 7 million articles from 1,700 journals, as well as 19,000 online books and hundreds of multi-volume reference works, laboratory protocols and databases. Wiley Online Library, which is delivered through our Literatum platform, provides the user with intuitive navigation, enhanced discoverability, expanded functionality, and a range of personalization options. Access to abstracts is free and full content is accessible through licensing agreements or as individual article purchases. Large portions of the content are provided free or at nominal cost to nations in the developing world through partnerships with certain non-profit organizations. Our online publishing platforms provide revenue growth opportunities through new applications and business models, online advertising, deeper market penetration, and individual sales and pay-per-view options. The Literatum platform hosts over 40% of the world’s English language journals.

In 2018, Wiley saw an increase in impact factors across more than half of its indexed titles. An Impact Factor is an industry measure of the importance of a journal within its field and is determined based on the number of citations received by the journal, from other journals. According to the 2017 Journal Citation Reports (“JCR”), re-released in October 2018 by Clarivate Analytics, 58% of Wiley journals increased their impact factor between 2016 and 2017.  Wiley had 1,221 journals indexed (72% of the Wiley portfolio), with 13 Wiley titles receiving their first impact factor in this year’s JCR release. In addition, 25 Wiley journals achieved a top-category rank, including CA:A Cancer Journal for Clinicians (Impact Factor of 244.585, ranked #1 in Oncology), World Psychiatry (Impact Factor of 30.000, ranked #1 in Psychiatry – the first Social Sciences title to reach an Impact Factor of 30) and Journal of Cachexia, Sarcopenia and Muscle (Impact Factor of 12.511, ranked #1 in Geriatrics & Gerontology). The Clarivate Analytics index is a barometer of journal influence across the research community.

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

Open Access

Under the Author-Funded Access business model, accepted research articles are published subject to payment of Article Publication Charges ("APCs"). All Author-Funded articles are immediately free to access online. Contributors of Author-Funded Access articles retain many rights and typically license their work under terms that permit re-use.

Author-Funded Access offers authors choices in how to share and disseminate their work, and it serves the needs of researchers who may be required by their research funder to make articles freely accessible without embargo. APCs are typically paid by the individual author or by the author’s funder, and payments are often mediated by the author’s institution. We provide specific workflows and infrastructure to authors, funders, and institutions to support the requirements of the Author-Funded Access model.

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

In January 2019, Wiley announced a new contractual arrangement in support of Open Access, a countrywide partnership agreement with Projekt DEAL, a representative of nearly 700 academic institutions in Germany. This transformative three-year agreement provides all Projekt DEAL institutions with access to read Wiley’s academic journals back to the year 1997, and researchers at Projekt DEAL institutions can publish articles open access in Wiley’s journals. The partnership will better support institutions and researchers in advancing open science, driving discovery, and developing and disseminating knowledge. We are compensated primarily through a fee per article published.
Index

Publishing Technology Services (Atypon)

Atypon is a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content on the web through the Literatum platform.

Publishing:

Our Publishing segment acquires, develops, and publishes scientific, professional and education books and related content, as well as test preparation services and course workflow tools, to libraries, corporations, students, professionals, and researchers. Communities served include business, finance, accounting, workplace learning, management, leadership, technology, behavioral health, engineering/ architecture, science and medicine, and education.  Products are developed in print and digitally for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, Web sites, distributor networks and other online applications. Publishing centers include Australia, Germany, India, the United Kingdom, and the United States. Publishing accounted for approximately 32% of our consolidated revenue in the year ended April 30, 2019.

Publishing revenue by product type are: STM (Scientific, Technical and Medical) and Professional Publishing, Education Publishing, Test Preparation and Certification, Courseware (WileyPLUS), and Licensing, Distribution, Advertising and Other. The graphs below present Publishing revenue by product type for the years ended April 30, 2019 and 2018:

Courseware (WileyPLUS) 11%
Licensing, Distribution, Advertising & Other 8%
STM and Professional Publishing 46%
Education Publishing 28%
Test Preparation & Certification 7%
2019

Courseware (WileyPLUS) 10%
Licensing, Distribution, Advertising & Other 7%
STM and Professional Publishing 47%
Education Publishing 30%
Test Preparation & Certification 6%
2018

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

Publishing

Book products accounted for approximately 24% of our consolidated fiscal year 2019 revenue. Categories include STM, Professional, and Education Publishing.

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
Index

Education textbooks and related supplementary material and digital products are sold primarily to bookstores and online booksellers serving both for-profit and nonprofit educational institutions (primarily colleges and universities), and direct-to-students. We employ sales representatives who call on faculty responsible for selecting books to be used in courses, and on the bookstores that serve such institutions and their students. The textbook business is seasonal, with the majority of textbook sales occurring during the July-through- October and December-through-January periods. There are active used and rental print textbook markets, which adversely affect the sale of new textbooks. We are exploring opportunities to expand into the print rental market.

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

In fiscal year 2016, we entered into an agreement to outsource our US-based book distribution operations to Cengage Learning, with the continued aim of improving efficiency in our distribution activities and moving to a more variable cost model. As of April 30, 2019, we had one global warehousing and distribution facility remaining, which is in the United Kingdom.

We develop content in a digital format that can be used for both digital and print products, resulting in productivity and efficiency savings, and enabling print-on-demand delivery. Book content is available online through Wiley Online Library (delivered through our Literatum platform), WileyPLUS, Wiley Custom Select, and other proprietary platforms. Digital books are delivered to intermediaries, including Amazon, Apple, Google and Ingram/Vital-Source, for re-sale to individuals in various industry-standard formats, which are now the preferred deliverable for licensees of all types, including foreign language publishers. Digital books are also licensed to libraries through aggregators. Specialized formats for digital textbooks go to distributors servicing the academic market, and digital book collections are sold by subscription through independent third-party aggregators servicing distinct communities. Custom deliverables are provided to corporations, institutions, and associations to educate their employees, generate leads for their products, and extend their brands. Content from digital books is also used to create online articles, mobile apps, newsletters, and promotional collateral. This continual re-use of content improves margins, speeds delivery, and helps satisfy a wide range of customer needs. Our online presence not only enables us to deliver content online, but also to sell more books. The growth of online booksellers benefits us because they provide unlimited virtual “shelf space” for our entire backlist.

Publishing alliances and franchise products are important to our strategy. Professional publishing alliance partners include the AICPA, the CFA Institute, ACT (American College Test), IEEE, American Institute of Chemical Engineers, and many others.  Education publishing alliance partners include Microsoft®, Blackboard, Instructure, and the Culinary Institute of America. The ability to join Wiley’s product development, sales, marketing, distribution, and technology with a partner’s content, technology, and/or brand name has contributed to our success.

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
Index

Courseware (WileyPLUS)

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

Test Preparation and Certification

The Test Preparation and Certification business represents learning solutions, training activities and print and digital formats that are delivered to customers directly through online digital delivery platforms, bookstores, online booksellers, and other customers.  Products include CPAExcel, a modular, digital platform comprised of online self-study, videos, mobile apps, and sophisticated planning tools to help professionals prepare for the CPA exam, and test preparation products for the CFA®, CMA, CIA®, CMT®, FRN®, FINRA, Banking, and PMP® exams.

Licensing, Distribution, Advertising, and Other

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

Solutions revenue by product type are Education Services, Professional Assessment, and Corporate Learning. The graphs below present Solutions revenue by product type for the years ended April 30, 2019 and 2018:

Professional
Assessment
23%
Corporate
Learning
23%
Education
Services
54%
2019

Professional
Assessment
25%
Education
Services
49%
Corporate
Learning
26%
2018

Education Services

As student demand for online degree and certificate programs continues to increase, traditional institutions are partnering with online program management providers to develop and support these programs. Education Services include market research, marketing, student recruitment, enrollment support, proactive retention support, academic services to design courses, faculty support, and access to the Engage Learning Management System, which facilitates the online education experience. Graduate degree programs include Business Administration, Finance, Accounting, Healthcare, Engineering, Communications, and others. Revenue is derived from pre-negotiated contracts with institutions that provide for a share of tuition generated from students who enroll in a program. As of April 30, 2019, the legacy Education Services business had 39 university partners and 276 degree programs under contract.

Index

On November 1, 2018, Wiley acquired The Learning House, Inc. (“Learning House”) headquartered in Louisville (KY). Learning House provides online program management services including graduate and undergraduate programs; short courses, boot camps, and other skills training and credentialing for students and professionals; pathway services for international students; professional development services for teachers; and learning solutions for corporate clients.

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

Employees

As of April 30, 2019, we employed approximately 5,700 persons on a full-time equivalent basis worldwide.

Financial Information About Business Segments

The information set forth in Note 19, “Segment Information,” of the Notes to Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K are incorporated herein by reference.

Available Information

Our Internet address is www.wiley.com. We make available, free of charge, on or through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports that we file or furnish pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this Form 10-K.

Item 1A. Risk Factors

You should carefully consider all of the information set forth in this Form 10-K, including the following risk factors, before deciding to invest in any of our securities. The risks below are the most significant risks we face but are not the only risk factors we face. Additional risks not currently known to us or that we presently deem insignificant could impact our consolidated financial position and results of operations. Our business, consolidated financial position, and results of operations could be materially adversely affected by any of these risks. The trading price of our securities could decline due to any of these risks, and investors in our securities may lose all or part of their investment.

The trading price of the shares of our common stock may fluctuate materially, and investors of our common stock could incur substantial losses.

Our stock price may fluctuate materially. The stock market in general has experienced significant volatility that has often been unrelated to the operating performance of companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

Index

•	actual or anticipated changes in our consolidated operating results;
•	variances between actual consolidated operating results and the expectations of securities analysts, investors and the financial community;
•	changes in financial estimates by us or by any securities analysts who might cover our stock;
•	conditions or trends in our industry, the stock market or the economy;
•	the level of demand for our stock, the stock market price and volume fluctuations of comparable companies;
•	announcements by us or our competitors of new product or service offerings, significant acquisitions, strategic partnerships or divestitures;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	capital commitments;
•	investors’ general perception of the Company and our business;
•	recruitment or departure of key personnel; and
•	sales of our common stock, including sales by our directors and officers or specific stockholders.

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

Enrollment in U.S. colleges and universities can be adversely affected by many factors, including changes in government and private student loan and grant programs, uncertainty about current and future economic conditions, increases in tuition, general decreases in family income and net worth, and a perception of uncertain job prospects for graduates. In addition, enrollment levels at colleges and universities outside the United States are influenced by global and local economic factors, local political conditions, and other factors that make predicting foreign enrollment levels difficult. Reductions in expected levels of enrollment at colleges and universities both within and outside the United States could adversely affect demand for our higher education products, which could adversely impact our consolidated financial position and results of operations.
Index

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

A substantial portion of our publications are protected by copyright, held either in our name, in the name of the author of the work, or in the name of a sponsoring professional society. Such copyrights protect our exclusive right to publish the work in many countries abroad for specified periods, in most cases, the author’s life plus 70 years, but in any event, a minimum of 50 years for works published after 1978. Our ability to continue to achieve our expected results depends, in part, upon our ability to protect our intellectual property rights. Our consolidated financial position and results of operations may be adversely affected by lack of legal and/or technological protections for its intellectual property in some jurisdictions and markets.

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

Subscription agents account for approximately 20% of total annual consolidated revenue and one affiliated group of subscription agents accounts for approximately 10% of total annual consolidated revenue.

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 8% of total consolidated revenue and 11% of accounts receivable at April 30, 2019, the top 10 book customers account for approximately 13% of total consolidated revenue and approximately 21% of accounts receivable at April 30, 2019. We maintain approximately $25 million of trade credit insurance, covering balances due from certain named customers, subject to certain limitations and annual renewal.

Changes in laws, tariffs, and regulations, including regulations related to open access, could adversely impact our consolidated financial position and results of operations.

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

The scientific research publishing industry generates much of its revenue from paid customer subscriptions to online and print journal content. There is debate within government, academic, and library communities whether such journal content should be made available for free, immediately or following a period of embargo after publication, referred to as “open access,” For instance, certain governments and privately held funding bodies have implemented mandates that require journal articles derived from government-funded research to be made available to the public at no cost after an embargo period. Open access can be achieved in two ways: Green, which enables authors to publish articles in subscription based journals and self–archive the author accepted version of the article for free public use after an embargo period, and Gold, which enables authors to publish their articles in journals that provide immediate free access to the final version of the article on the publisher’s Web site, and elsewhere under permissive licensing terms, following payment of an APC. These mandates have the potential to put pressure on subscription-based publications. If such regulations are widely implemented, our consolidated financial position and results of operations could be adversely affected.
Index

To date, the majority of governments that have taken a position on open access have favored the green model and have generally specified embargo periods of twelve months. The publishing community generally takes the view that this period should be sufficient to protect subscription revenues, provided that publishers’ platforms offer sufficient added value to the article. Governments in Europe have been more supportive of the gold model, which thus far is generating incremental revenue for publishers with active open access programs. A number of European administrations are showing interest in a business model which combines the purchasing of subscription content with the purchase of open access publishing for authors in their country. This development removes an element of risk by fixing revenues from that market, provided that the terms, price, and rate of transition negotiated are acceptable.

The uncertainty surrounding the implementation and effect of Brexit may cause increased economic volatility, affecting our operations and business.

In June 2016, voters in the U.K. approved an advisory referendum to withdraw from the European Union, commonly referred to as "Brexit." On March 29, 2017, the U.K. formally notified the European Council of the U.K.'s intention to withdraw from the European Union under Article 50 of the Treaty of Lisbon. The notice began the two-year negotiation period to establish the withdrawal terms. The U.K.'s separation was to become effective on March 29, 2019. However, on April 12, 2019, the European Union agreed to an extension to October 31, 2019. A withdrawal without a trade agreement in place could significantly disrupt the free movement of goods, services, and people between the U.K. and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Additional Brexit-related impacts on our business could include potential inventory shortages in the U.K., increased regulatory burdens and costs to comply with U.K.-specific regulations and higher transportation costs for our products coming into and out of the U.K. Further, the uncertainty surrounding the terms of the U.K.'s withdrawal and its consequences could adversely impact consumer and investor confidence and could affect sales or regulation of our products. Any of these effects, among others, could materially and adversely affect our business and consolidated financial position and results of operations.

A disruption or loss of data sources could limit our collection and use of certain kinds of information, which could adversely impact our communication with our customers.

A number of our businesses rely extensively upon content and data from external sources. Data is obtained from public records, governmental authorities, customers and other information companies, including competitors. Legal regulations, such as the European Union’s General Data Protection Regulation (“GDPR”), relating to internet communications, privacy and data protection, e-commerce, information governance, and use of public records, are becoming more prevalent worldwide. The disruption or loss of data sources, either because of changes in the law or because data suppliers decide not to supply them, may impose limits on our collection and use of certain kinds of information about individuals and our ability to communicate such information effectively with our customers. In addition, GDPR imposes a strict data protection compliance regime with severe penalties of up to 4% of worldwide revenue or €20 million, whichever is greater.

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

We continue to transform our business from a traditional publishing model to a global provider of content-enabled solutions with a focus on digital products and services. The acquisitions of Deltak.edu, LLC (“Deltak”), Inscape Holdings, Inc. (“Inscape”), Profiles International (“Profiles”), CrossKnowledge Group Limited (“CrossKnowledge”), and The Learning House, Inc. (“Learning House”), comprise our Solutions reporting segment and, along with Atypon in our Research segment, represent examples of strategic initiatives that were implemented as part of our business transformation. We will continue to explore opportunities to develop new business models and enhance the efficiency of our organizational structure. The rapid pace and scope of change increases the risk that not all of our strategic initiatives will deliver the expected benefits within the anticipated timeframes. In addition, these efforts may somewhat disrupt our business activities, which could adversely affect our consolidated financial position and results of operations.
Index

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

Information technology is a key part of our business strategy and operations. As a business strategy, Wiley’s technology enables us to provide customers with new and enhanced products and services and is critical to our success in migrating from print to digital business models. Information technology is also a fundamental component of all of our business processes, collecting and reporting business data, and communicating internally and externally with customers, suppliers, employees, and others.

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

We are continually improving and upgrading our computer systems and software. We are in the process of implementing a new global Enterprise Resource Planning (“ERP”) system as part of a multi-year plan to integrate and upgrade our operational and financial systems and processes. As of April 30, 2019, we have completed the implementation of record-to-report, purchase-to-pay, and several other business processes within all locations through fiscal year 2017. We completed the implementation of order-to-cash for certain businesses in May 2018 and may continue to roll out additional processes and functionality of the ERP system in phases in the foreseeable future. Implementation of a new ERP system involves risks and uncertainties. Any disruptions, delays, or deficiencies in the design or implementation of a new system could result in increased costs, disruptions in operations, or delays in the collection of cash from our customers, as well as having an adverse effect on our ability to timely report our financial results, all of which could materially adversely affect our business, consolidated financial position and results of operations.
Index

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

Non-U.S. revenues, as well as our substantial non-U.S. net assets, expose our consolidated results to volatility from changes in foreign currency exchange rates. Non-U.S. dollar revenues accounted for 46% of our total consolidated revenues for fiscal year 2019, which primarily includes revenues in British pound sterling of 26% and euro of 12%. In addition, our interest-bearing loans and borrowings are subject to risk from changes in interest rates. These risks and the measures we have taken to help mitigate them are discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of this Annual Report on Form 10-K. We may, from time-to-time, use derivative instruments to hedge such risks. Notwithstanding our efforts to foresee and mitigate the effects of changes in external market or fiscal circumstances, we cannot predict with certainty changes in foreign currency exchange rates and interest rates, inflation, or other related factors affecting our business, consolidated financial position and results of operations.

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

Changes in tax laws, including regulations and other guidance in connection with the U.S. Federal tax legislation originally known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), could have a material impact on our consolidated financial position and results of operations.

We are subject to tax laws within the jurisdictions in which we conduct business, including the U.S. and many foreign jurisdictions. In addition to the Tax Act in the U.S., changes in tax laws and interpretations in other jurisdictions where we do business, such as the U.K. and Germany, could significantly impact the taxation of our non-U.S. earnings. This could have a material impact on our consolidated financial position and results of operations as most of our income is earned outside the U.S. In addition, we are subject to audit by tax authorities and are regularly audited by various tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals and could have a material impact on our consolidated financial position and results of operations.

Challenges and uncertainties associated with operating in developing markets has a higher risk due to political instability, economic volatility, crime, terrorism, corruption, social and ethnic unrest, and other factors, which may adversely impact our consolidated financial position and results of operations.

We sell our products to customers in certain sanctioned and previously sanctioned developing markets where we do not have operating subsidiaries. We do not own any assets or liabilities in these markets except for trade receivables. In the year ended April 30, 2019, we recorded an immaterial amount of revenue and net earnings related to sales to Cuba, Sudan, Syria and Iran. While sales in these markets are not material to our consolidated financial position and results of operations, adverse developments related to the risks associated with these markets may cause actual results to differ from historical and forecasted future consolidated operating results.
Index

We have certain technology development operations in Russia and Sri Lanka related to software development and architecture, digital content production, and system testing services. Due to the political instability within these regions, there is the potential for future government embargos and sanctions, which could disrupt our operations in this area. While we have developed business continuity plans to address these issues, further adverse developments in the region could have a material impact on our consolidated financial position and results of operations.

Approximately 19% of Research journal articles are sourced from authors in China. Any restrictions on exporting intellectual property could adversely affect our business and consolidated financial position and results of operations.

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

As a result of acquisitions, we may record a significant amount of goodwill and other identifiable intangible assets and we may never realize the full carrying value of these assets.

As a result of acquisitions, we record a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies. At April 30, 2019, we had $1,095.7 million of goodwill and $865.6 million of intangible assets, of which $217.1 million are indefinite-lived intangible assets, on our Consolidated Statements of Financial Position. The intangible assets are principally composed of content and publishing rights, customer relationships, and brands and trademarks. Failure to achieve business objectives and financial projections could result in an asset impairment charge, which would result in a non-cash charge to our consolidated results of operations. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and also when events or changes in circumstances indicate that impairment may have occurred. Intangible assets with determinable lives, which were $648.5 million at April 30, 2019, are tested for impairment only when events or changes in circumstances indicate that an impairment may have occurred. Determining whether an impairment exists can be difficult as a result of increased uncertainty and current market dynamics and requires management to make significant estimates and judgments. A non-cash intangible asset impairment charge could have a material adverse effect on our consolidated financial position and results of operations.
Index

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act (“Sarbanes-Oxley Act”) and the rules and regulations of the New York Stock Exchange. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. This may require us to incur substantial additional professional fees and internal costs to further expand our accounting and finance functions and expend significant management efforts.

We may in the future discover material weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. In addition, our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC, or other regulatory authorities.

Item 1B. Unresolved Staff Comments

None

Index

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

Location	Purpose	Owned or Leased	Approx. Sq. Ft.
United States:
New Jersey	Corporate Headquarters	Leased	294,000
	Office	Leased	185,000
Indiana	Offices	Leased	166,000
California	Office	Leased	11,000
Massachusetts	Office	Leased	26,000
Illinois	Office	Leased	52,000
Florida	Office	Leased	58,000
Minnesota	Office	Leased	22,000
Texas	Office	Leased	11,000
Colorado	Office	Leased	15,000
Kentucky	Office	Leased	47,000

International:
Australia	Offices	Leased	34,000
Canada	Office	Leased	12,000
England	Distribution Centers	Leased	298,000
	Offices	Leased	80,000
	Offices	Owned	70,000
France	Offices	Leased	36,000
Germany	Office	Owned	104,000
	Office	Leased	18,000
Jordan	Office	Leased	24,000
Singapore	Office	Leased	35,000
Russia	Office	Leased	27,000
China	Offices	Leased	18,000
India	Distribution Centers	Leased	12,000
	Office	Leased	25,000
Greece	Office	Leased	16,000

Item 3. Legal Proceedings

The information set forth in Note 15, “Commitment and Contingencies,” of the Notes to Consolidated Financial Statements is incorporated herein by reference.

We are involved in routine litigation in the ordinary course of our business. In the opinion of management, the ultimate resolution of all pending litigation will not have a material effect upon our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

Index

Information About Our Executive Officers
Set forth below are the current executive officers of the Company. Each of the officers listed will serve until the next organizational meetings of the Board of Directors of the Company and until each of the respective successors are duly elected and qualified.

Name, Current and Former Positions	Age	First Elected to Current Position

BRIAN A. NAPACK	57	December 2017
President and Chief Executive Officer and Director
March 2012 – Senior Advisor, Providence Equity Partners LLC

JOHN A. KRITZMACHER	58	July 2013
Chief Financial Officer and Executive Vice President, Operations
October 2012 – Senior Vice President of Business Operations, Organizational Planning & Structure at WebMD Health Corp

MATTHEW S. KISSNER	65	February 2019
Executive Vice President, Group Executive
December 2017 – Chairman of Company's Board of Directors
May 2017 – Interim Chief Executive Officer of the Company
October 2015 – Chairman of Company's Board of Directors

GARY M. RINCK	67	September 2014
Executive Vice President, General Counsel
2004 – Senior Vice President, General Counsel

JUDY VERSES	62	October 2016
Executive Vice President, Research
October 2011 – President – Global Enterprise and Education, Rosetta Stone Inc.

CHRISTOPHER F. CARIDI	53	March 2017
Senior Vice President, Corporate Controller and Chief Accounting Officer
March 2014 – Vice President Finance, Thomson Reuters
September 2009 – Vice President, Controller/Global Head of Accounting Operations, Thomson Reuters

KEVIN MONACO	55	October 2018
Senior Vice President, Treasurer and Tax
October 2009 – SVP, Finance, Treasurer and Investor Relations, Coty Inc.

AREF MATIN	60	May 2018
Executive Vice President, Chief Technology Officer
February 2015 – Executive Vice President, Chief Technology Officer, Ascend Learning
July 2012 – Executive Vice President, Chief Technology Officer, Pearson Learning Technologies & Pearson Higher Education

TANELI D. RUDA	45	July 2018
Executive Vice President, Chief Strategy Officer
March 2018 – Head of Corporate Strategy, Thomson Reuters
March 2014 – SVP and Managing Director, Global Trade Management, Thomson Reuters
January 2010 – SVP, Strategy, Thomson Reuters

Index

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A and Class B shares are listed on the New York Stock Exchange under the symbols JW.A and JW.B, respectively.

On a quarterly basis, the Board of Directors considers the payment of cash dividends based upon its review of earnings, our financial position, and other relevant factors. As of May 31, 2019, the approximate number of holders of our Class A and Class B Common Stock were 758 and 57, respectively, based on the holders of record.

During the year ended April 30, 2017, our Board of Directors approved an additional share repurchase program of four million shares of Class A or B Common Stock. During the fourth quarter of 2019, we made the following purchases of Class A Common Stock under this publicly announced stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
February 2019	—	$—	—	2,446,640
March 2019	557,665	44.83	557,665	1,888,975
April 2019	—	—	—	1,888,975
Total	557,665	$44.83	557,665	1,888,975

Item 6. Selected Financial Data

	For the Years Ended April 30, (a)(b)
Dollars (in millions, except per share data)	2019	2018	2017	2016	2015
Revenue, net	$1,800.1	$1,796.1	$1,718.5	$1,727.0	$1,822.4
Operating Income (c)	224.0	231.5	211.5	188.1	237.7
Net Income (a)	168.3	192.2	113.6	145.8	176.9
Working Capital (d)	(379.8)	(394.3)	(428.1)	(111.1)	(62.8)
Contract Liability (Deferred Revenue) in Working Capital (d)	(507.4)	(486.4)	(436.2)	(426.5)	(372.1)
Total Assets	2,937.0	2,839.5	2,606.2	2,921.1	3,004.2
Long-Term Debt	478.8	360.0	365.0	605.0	650.1
Shareholders' Equity	1,181.3	1,190.6	1,003.1	1,037.1	1,055.0
Per Share Data
Earnings Per Share
Basic	$2.94	$3.37	$1.98	$2.51	$3.01
Diluted	$2.91	$3.32	$1.95	$2.48	$2.97
Cash Dividends
Class A Common	$1.32	$1.28	$1.24	$1.20	$1.16
Class B Common	$1.32	$1.28	$1.24	$1.20	$1.16

(a)
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the factors that contributed to our consolidated operating results for the three years ended April 30, 2019. Certain tax benefits and charges included in the years ended April 30, 2019 – 2015 include:

•
The year ended April 30, 2019 includes a favorable benefit of $2.9 million, or $0.05 per share in connection with the reduction in our deferred tax liabilities as a result of a lower U.S. state tax rate resulting from more favorable apportionment factors in 2019. Refer to Note 12, “Income Taxes,” in the Notes to Consolidated Financial Statements for more information.

•
The year ended April 30, 2018 includes a favorable impact of $25.1 million ($0.43 per share) from the U.S. government enacted comprehensive Federal tax legislation originally known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Refer to Note 12, “Income Taxes,” in the Notes to Consolidated Financial Statements for more information.

•	The year ended April 30, 2017 includes the effect of the German Tax litigation of $49.1 million ($0.85 per share).
•
The years ended April 30, 2017 and 2016 include tax benefits of $2.6 million ($0.04 per share) and $5.9 million ($0.10 per share), respectively, principally associated with a reduction in our deferred tax liabilities from consecutive tax legislation enacted in the United Kingdom that reduced the U.K. corporate income tax rates.

•
The year ended April 30, 2015 includes a non-recurring tax benefit of $3.1 million ($0.05 per share) related to tax deductions claimed on the write-up of certain foreign tax assets to fair market value.

Index

(b)
On May 1, 2018, we adopted the U.S. accounting standard regarding revenue recognition ("Topic 606," or "ASC 606"). The adoption of Topic 606 did not have a material impact to our consolidated results of operations. Refer to Note 2, " Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards," in the Notes to Consolidated Financial Statements for more information.

(c)
Due to the retrospective adoption of Accounting Standards Update (“ASU”) 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,”, total net benefits (costs) of $8.1 million and $(5.3) million related to the non-service components of defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest and Other Income (Expense) for the years ended April 30, 2018 and 2017, respectively. Total net benefits related to the non-service components of defined benefit and other post-employment benefit plans were $8.8 million for the year ended April 30, 2019. Refer to Note 2, "Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards," in the Notes to Consolidated Financial Statements for more information.

(d)
The primary driver of the negative working capital is unearned contract liabilities (deferred revenue) related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by us for a number of purposes, including acquisitions, debt repayments, funding operations, dividend payments, and purchasing treasury shares. The contract liabilities (deferred revenue) will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription period.

Index

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our Consolidated Financial Statements and related notes set forth in Part II, Item 8, as well as the discussion included above, “Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995” and “Non-GAAP Financial Measures,” along with Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K.  All amounts and percentages are approximate due to rounding and all dollars are in thousands, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Consolidated Financial Statements,” unless the context indicates otherwise.

Recent Events

•
On July 1, 2019, we completed the acquisition of Zyante Inc. ("Zyante"), a leading provider of computer science and STEM education courseware. Under the terms of the agreement, Zyante shareholders received $56 million in cash. Zyante will be included in our Education Publishing segment.

•
On June 28, 2019, our Board of Directors declared a quarterly dividend of $0.34 per share, or approximately $19.2 million, on our Class A and Class B Common Stock.  The dividend is payable on July 24, 2019 to shareholders of record on July 10, 2019.

•
On May 31, 2019, we completed the acquisition of certain assets of Knewton, Inc. (“Knewton”), included in our Publishing segment. Knewton is a provider of affordable courseware and adaptive learning technology for an undisclosed amount.

•
On May 30, 2019, we amended and restated our existing credit agreement with a (i) five-year revolving credit facility in an aggregate principal amount up to $1.25 billion, and (ii) a five-year term loan A facility consisting of $250 million.

Fourth Quarter Highlights

•	Increase in GAAP Results: Revenue of $491.2 million, an increase of 3%, Operating Income of $80.0 million, an increase of 10% and Diluted EPS of $1.10, an increase of 19%;
•	Non-GAAP Adjusted Results on a constant currency basis: Adjusted Revenue increase of 7%, Adjusted Operating Income increase of 14%, and Adjusted EPS increase of 19%;
•
Non-GAAP Adjusted Results on a constant currency basis and excluding the impact from Learning House acquisition: Adjusted Revenue increase of 3%, Adjusted Operating Income increase of 17%, and Adjusted EPS increase of 26%.

Results of Operations

FISCAL YEAR 2019 AS COMPARED TO FISCAL YEAR 2018 SUMMARY RESULTS

Revenue:

Revenue for the year ended April 30, 2019 was flat at $1,800 million, as compared with prior year. On a constant currency basis, revenue increased 2% as compared with prior year. This increase was primarily due to the following:
•	the incremental impact of the acquisition of Learning House on November 1, 2018, which contributed $31.5 million of revenue,
•	increased revenue in our Research segment primarily driven by Open Access; and to a lesser extent, Licensing, Reprints, Backfiles, and Other offerings; and,
•	increased revenue in all of our Solutions segment businesses, excluding the impact of Learning House.

These increases were offset by declines in Publishing print product sales.

Refer to Note 4, “Acquisition,” for more information related to the acquisition of Learning House.

See the “Segment Operating Results” below for additional details on each segment’s revenue and contribution to profit performance.

Cost of Sales:

Cost of sales for the year ended April 30, 2019 increased $23.7 million, or 4%, as compared with prior year.  On a constant currency basis, cost of sales increased 6%. This increase was primarily due to the following factors:
•	the incremental impact of Learning House, primarily due to marketing and employment related costs,
•	an increase in legacy Education Services business marketing costs of $8.1 million primarily due to increased investments to support revenue growth;

Index

•	higher royalty costs of $6.6 million; and, to a lesser extent,
•	higher employment costs of $3.4 million.

These increases were offset by lower inventory costs of $5.8 million primarily due to lower Publishing print sales.

In connection with the acquisition of Learning House, we changed our accounting policy for certain advertising and marketing costs incurred by our Education Services business to fulfill performance obligations from contracts with educational institutions. Under the new accounting policy, these costs are included in Cost of Sales whereas they were previously included in Operating and Administrative Expenses on the Consolidated Statements of Income. Including these expenses in Cost of Sales will better align these costs with the related revenue and conform with the presentation of such costs for Learning House. This change in accounting policy was applied retrospectively. The amount reclassified for the year ended April 30, 2018 was $45.8 million. Refer to “Change in Accounting Policy” in Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards,” for more information on the accounting policy change and Note 4, “Acquisition,” for more information related to the acquisition of Learning House.

Gross Profit Margin:

Gross profit margin for the year ended April 30, 2019 was 69.2% compared with 70.4% in the prior year. On a constant currency basis, the gross profit margin would have been 69.3%.

Operating and Administrative Expenses:

Operating and administrative expenses for the year ended April 30, 2019 increased $6.8 million, or 1%, as compared with prior year and 2% on a constant currency basis. The increase was primarily due to higher costs related to increased resources in editorial resources to increase article output, as well as higher marketing, advertising and sales costs and the incremental impact of the acquisition of Learning House. These factors were partially offset by lower technology costs and the impairment charge in the prior year related to one of our Publishing brands of $3.6 million.

Restructuring and Related Charges:

In the years ended April 30, 2019 and 2018, we recorded pre-tax restructuring charges of $3.1 million and $28.6 million, respectively, related to the Restructuring and Reinvestment Program.

These charges are reflected in Restructuring and Related Charges on the Consolidated Statements of Income and summarized in the following table:
	2019	2018	Total Charges Incurred to Date
Charges by Segment:
Research	$1,131	$5,257	$26,544
Publishing	650	6,443	39,581
Solutions	878	3,695	7,125
Corporate Expenses	459	13,171	96,378
Total Restructuring and Related Charges	$3,118	$28,566	$169,628

Charges (Credits) by Activity:
Severance	$1,456	$27,213	$116,259
Consulting and Contract Termination Costs	526	1,815	21,155
Other activities	1,136	(462)	32,214
Total Restructuring and Related Charges	$3,118	$28,566	$169,628

The charges above are net of changes in estimates for previously accrued restructuring charges. Other Activities for the year ended April 30, 2019 reflect lease impairment related costs. The credits in Other Activities for the year ended April 30, 2018 mainly reflect changes in estimates for previously accrued restructuring charges related to facility lease reserves.

We currently do not anticipate any further material charges related to the Restructuring and Reinvestment Program.

Amortization of Intangibles:

Amortization of intangibles was $54.7 million for the year ended April 30, 2019, an increase of $6.4 million as compared with prior year. On a constant currency basis, amortization of intangibles increased 14%. The increase in amortization was primarily due to the acquisition of intangibles as part of the acquisition of Learning House and, to a lesser extent, in the Research segment due to the timing of the acquisitions of publishing rights in the second half of 2018.

Index

Operating Income:

Operating income was $224.0 million for the year ended April 30, 2019, a decrease of $7.5 million, or 3%, as compared with prior year. On a constant currency basis, excluding the impact from Learning House, which reported an operating loss of $8.0 million, and restructuring charges and the brand impairment charge in the prior year, operating income decreased 6%, due to higher expenses, partially offset by higher revenue.

Interest Expense:

Interest expense for the year ended April 30, 2019 increased $2.8 million to $16.1 million on a reported basis. This increase was due to a higher average debt balances outstanding, which included borrowings for the funding of the acquisition of Learning House, and a higher weighted average effective borrowing rate.

Foreign Exchange Transaction (Losses) Gains:

Foreign exchange transaction losses were $6.0 million for the year ended April 30, 2019 and were primarily due to the net impact of the change in average foreign exchange rates as compared to the U.S. dollar on our intercompany accounts receivable and payable balances. For the year ended April 30, 2018, foreign exchange transaction losses were $12.8 million which were primarily due to the impact of changes in average foreign exchange rates as compared to the U.S. dollar on our intercompany and third-party accounts receivable and payable balances.

Provision for Income Taxes:

The following table summarizes the effective tax rate for the years ended April 30, 2019 and 2018:
	2019	2018
Effective tax rate as reported	21.0%	10.2%
State tax adjustment in 2019	1.3%	—
Deferred Tax from the Tax Act Rate Change	(0.1)%	11.7%
Effective tax rate excluding the deferred tax from the Tax Act and state tax adjustment	22.2%	21.9%

The effective tax rate for the year ended April 30, 2019 was greater than the rate for the year ended April 30, 2018 due to the net deferred tax benefit from the Tax Act in the year ended April 30, 2018 compared to the relatively small net deferred benefit in the year ended April 30, 2019 from state tax apportionment changes.

The effective tax rate was equal to the U.S. statutory rate for the year ended April 30, 2019 as the increase from higher taxes on non-U.S. income and various other items was offset by a state tax benefit from more favorable apportionment factors which reduced our deferred tax liabilities, net of federal benefit.

The Tax Act
The information set forth in Note 12, "Income Taxes” under the caption "The Tax Act," is incorporated herein by reference and further describes the impact of the Tax Act.

Diluted Earnings Per Share (“EPS”):

EPS for the year ended April 30, 2019 was $2.91 per share compared with $3.32 per share in the prior year. Excluding the impact of the items included in the table below, Adjusted EPS for the year ended April 30, 2019 decreased 14% to $2.96 per share compared with $3.43 per share in the prior year.

Index

Below is a reconciliation of our GAAP EPS to Non-GAAP Adjusted EPS:
	2019	2018
GAAP EPS	$2.91	$3.32
Adjustments:
Restructuring and related charges	0.04	0.39
Foreign exchange losses on intercompany transactions	0.06	0.15
Impact of Tax Cuts and Job Act	—	(0.43)
Impact of reduction in certain U.S. state tax rates in 2019	(0.05)	—
Non-GAAP Adjusted EPS	$2.96	$3.43

On a constant currency basis, Adjusted EPS decreased 8% due to lower Adjusted Operating Income. Adjusted EPS for the year ended April 30, 2019 was also lower as compared with prior year due to an $0.15 per share dilutive impact of the Learning House acquisition.

SEGMENT OPERATING RESULTS:
	2019	2018	% Change	% Change w/o FX (b)
RESEARCH:
Revenue:
Journal Subscriptions	$661,055	$677,685	(2)%	—
Open Access	54,671	41,997	30%	33%
Licensing, Reprints, Backfiles, and Other	185,619	181,806	2%	4%
Total Journal Revenue	$901,345	$901,488	—	3%

Publishing Technology Services (Atypon)	35,968	32,907	9%	9%

Total Research Revenue	$937,313	$934,395	—	3%

Cost of Sales	254,338	247,654	3%	5%

Gross Profit	$682,975	$686,741	(1)%	2%
Gross Profit Margin	72.9%	73.5%

Operating Expenses (a)	394,870	383,329	3%	4%
Amortization of Intangibles	28,099	26,829	5%	6%
Restructuring Charges (See Note 7)	1,131	5,257	(78)%	(78)%

Contribution to Profit	$258,875	$271,326	(5)%	(1)%
Contribution Margin	27.6%	29.0%

(a)
Due to the retrospective adoption of ASU 2017-07, total net benefits related to defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest and Other Income (Expense). The amount for the year ended April 30, 2018 for the Research segment was $4.2 million. Refer to Note 2, "Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards," for more information.

(b)  Adjusted to exclude FX impact and Restructuring Charges.

Revenue:

Research revenue for the year ended April 30, 2019 increased $2.9 million, or flat as compared with prior year. On a constant currency basis, revenue increased 3%, compared with prior year, primarily due to continued strong growth in publication volumes for Open Access, particularly hybrid journals.

Gross Profit:

Gross profit for the year ended April 30, 2019 decreased 1% compared with prior year and, on a constant currency basis, increased 2%. This was due to higher revenues, partially offset by higher costs of sales, primarily due to increased royalty costs.

Index

Gross profit margin was 72.9% compared with prior year of 73.5%. On a constant currency basis, gross profit margin would have been 73%.

Contribution to Profit:

Contribution to profit decreased 5% to $258.9 million for the year ended April 30, 2019 as compared with the prior year. On a constant currency basis and excluding restructuring charges, contribution to profit decreased 1% as compared with prior year. This decrease was due to higher operating costs partially offset by higher gross profit.  The higher operating costs include additional resources in editorial to support increased journal publishing of $11.2 million, increased costs related to advertising and marketing of $3.0 million, and sales resources of $2.5 million, which were partially offset by lower administrative costs.

Society Partnerships

For calendar year 2019, 17 new society contracts were signed, with combined annual revenue of approximately $5.4 million, and 4 society contracts were not renewed with combined annual revenue of approximately $1.8 million.

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

	2019	2018	% Change	% Change w/o FX (b)
PUBLISHING:
Revenue:
STM and Professional Publishing	$265,719	$287,315	(8)%	(6)%
Education Publishing	157,579	187,178	(16)%	(14)%
Courseware (WileyPLUS)	63,485	59,475	7%	7%
Test Preparation and Certification	40,606	35,534	14%	15%
Licensing, Distribution, Advertising and Other	46,803	48,146	(3)%	(1)%

Total Publishing Revenue	$574,192	$617,648	(7)%	(6)%

Cost of Sales	178,050	194,900	(9)%	(7)%

Gross Profit	$396,142	$422,748	(6)%	(5)%
Gross Profit Margin	69.0%	68.4%

Operating Expenses (a)	268,425	282,958	(5)%	(4)%
Amortization of Intangibles	8,166	8,108	1%	1%
Restructuring Charges (see Note 7)	650	6,443	(90)%	(90)%
Publishing brand impairment charge	—	3,600	(100)%	(100)%

Contribution to Profit	$118,901	$121,639	(2)%	(8)%
Contribution Margin	20.7%	19.7%

(a)
Due to the retrospective adoption of ASU 2017-07, total net benefits related to defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest and Other Income (Expense). The amount for the year ended April 30, 2018 for the Publishing segment was $2.3 million. Refer to Note 2, "Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards," for more information.

(b)	Adjusted to exclude FX impact and Restructuring Charges, and in the year ended April 30, 2018, a Publishing brand impairment charge was also excluded.

Revenue:

Publishing revenue decreased 7% to $574.2 million on a reported basis, and 6% on a constant currency basis as compared with prior year. The decrease was primarily due to a decline in Education Publishing and STM and Professional Publishing due to a continued shift in market demand for print products. This decline was partially offset by an increase in volume of Test Preparation and Certification product offerings and an increase in WileyPLUS mainly due to the timing of revenue recognition.

Index

Gross Profit:

Gross profit decreased 6% as compared with prior year and 5% on a constant currency basis, due to the decline in Education Publishing and STM and Professional Publishing revenue; partially offset by a decrease in inventory costs and to a lesser extent, book composition and product development amortization expense.

Contribution to Profit:

Contribution to profit decreased 2% to $118.9 million for the year ended April 30, 2019 as compared with the prior year. On a constant currency basis and excluding restructuring charges and a brand impairment charge in the prior year, contribution to profit decreased 8% as compared with the prior year. This decrease was primarily due to lower gross profit, partially offset by, lower operating expenses including employee related costs, content related costs and, to a lesser extent, technology costs.
	2019	2018	% Change	% Change w/o FX (b)
SOLUTIONS:
Revenue:
Education Services	$157,549	$119,131	32%	32%
Professional Assessment	65,889	61,094	8%	8%
Corporate Learning	65,126	63,835	2%	6%

Total Solutions Revenue	$288,564	$244,060	18%	19%

Cost of Sales (a)	122,337	88,462	38%	39%

Gross Profit	$166,227	$155,598	7%	8%
Gross Profit Margin	57.6%	63.8%

Operating Expenses (a)	131,989	116,513	13%	15%
Amortization of Intangibles	18,393	13,291	38%	39%
Restructuring Charges (see Note 7)	878	3,695	(76)%	(76)%

Contribution to Profit	$14,967	$22,099	(32)%	(39)%
Contribution Margin	5.2%	9.1%

(a)
In connection with the acquisition of Learning House, we changed our accounting policy for certain advertising and marketing costs incurred by our Education Services business to fulfill performance obligations from contracts with educational institutions. Under the new accounting policy, these costs are included in Cost of Sales whereas they were previously included in Operating and Administrative Expenses on the Consolidated Statements of Income. The impact of this reclassification was an increase to Cost of Sales and a corresponding decrease to Operating and Administrative Expenses of $45.8 million for the year ended April 30, 2018. This reclassification had no impact on Revenue, net or Contribution to Profit.  Refer to “Change in Accounting Policy” in Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards,” for more information on the accounting policy change and Note 4, “Acquisition,” for more information related to the acquisition of Learning House.

(b)	Adjusted to exclude FX impact and Restructuring Charges.

Revenue:

Solutions revenue increased 18% to $288.6 million on a reported basis and 19% on a constant currency basis as compared with prior year. The increase was mainly driven by the impact of the acquisition of Learning House on November 1, 2018 which contributed $31.5 million in revenue, and to a lesser extent, higher revenue in the legacy Education Services business, Professional Assessment services and Corporate Learning.

Index

Gross Profit:

Gross profit increased 7% to $166.2 million, and 8%, on a constant currency basis, as compared with prior year. The increase is primarily due to the impact of higher revenues as described above, partially offset by higher costs of sales due to the incremental impact of the acquisition of Learning House and higher marketing related costs of $8.1 million, due to the legacy Education Services business primarily due to increased investments to support revenue growth; and to a lesser extent, higher composition and product development amortization and employment related costs.

Contribution to Profit:

Contribution to profit for the year ended April 30, 2019 includes an operating loss from Learning House of $8.0 million.  On a constant currency basis, excluding restructuring charges and the impact from Learning House, contribution to profit decreased 8% as compared with prior year. This was due to higher operating expenses, including increased sales related costs, content costs, and, to a lesser extent, increased technology costs. These factors were partially offset by lower administrative costs.

Legacy Education Services Partners and Programs:

As of April 30, 2019, we had 39 university partners and 276 programs under contract.

CORPORATE EXPENSES:

Corporate Expenses for the year ended April 30, 2019 decreased 8% to $168.8 million as compared with prior year. On a constant currency basis and excluding restructuring charges, these expenses decreased 1%. This decrease was primarily due to lower employment related costs, including incentive compensation costs, partially offset by higher stock-based compensation expense of $2.3 million and costs associated with strategic planning of $1.4 million.

FISCAL YEAR 2018 AS COMPARED TO FISCAL YEAR 2017 SUMMARY RESULTS

Revenue:

Revenue for the year ended April 30, 2018 increased 5% to $1,796.1 million, or 1% on a constant currency basis as compared with prior year. The increase was mainly driven by an increase in Research revenue due to a full year of revenue from the Atypon acquisition in the year ended April 30, 2018 and growth in Open Access and, to a lesser extent, higher Education Services (OPM) revenue in Solutions. These increases were partially offset by a decline in Publishing revenue, primarily in STM and in Professional and Education Publishing, which reflected market conditions.

See the "Segment Operating Results" below for additional details on each segment's revenue and contribution to profit performance.

Cost of Sales and Gross Profit:

Cost of Sales for the year ended April 30, 2018 increased 6% to $531.0 million, or 3% on a constant currency basis as compared with prior year. The increase was primarily a result of higher revenues and higher royalty costs on Research journals due to title mix and an increase in new titles at a higher royalty rate.

Gross profit margin for the year ended April 30, 2018 was 70.4% and decreased slightly compared with the prior year on a constant currency basis, primarily in our Publishing segment as a result of the decline in revenue.

As noted above, in connection with the acquisition of Learning House, we changed our accounting policy for certain advertising and marketing costs incurred by our Education Services business to fulfill performance obligations from contracts with educational institutions. Under the new accounting policy, these costs are included in Cost of Sales whereas they were previously included in Operating and Administrative Expenses on the Consolidated Statements of Income. The amount reclassified for the year ended April 30, 2018 and 2017 was $45.8 million and $40.0 million, respectively. Refer to “Change in Accounting Policy” in Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards,” for more information on the accounting policy change and Note 4, “Acquisition,” for more information related to the acquisition of Learning House.

Index

Operating and Administrative Expenses:

Operating and administrative expenses for the year ended April 30, 2018 increased 1% to $956.8 million, but decreased 1% on a constant currency basis as compared with prior year due to the following:
•	lower technology costs in the current year of $18 million associated with our ERP implementation and other reductions in outsourcing and system development consulting costs;
•	a one-time pension settlement charge in the prior year related to changes in our retiree and long-term disability plans of $9 million; and
•	savings from operational excellence initiatives and restructuring activities.

The factors were partially offset by:
•	one-time benefits in the prior year related to the changes in our retiree and long-term disability plans of $4 million and a life insurance recovery of $2 million;
•	a full year of costs in the year ended April 30, 2018 associated with the Atypon acquisition, which resulted in an incremental impact of $9 million;
•	an increase in strategy consultation costs in the current year of $7 million; and
•	an impairment charge in the current year related to one of our Publishing brands of $4 million.

Restructuring and Related Charges:

Beginning in the year ended April 30, 2013, we initiated a program (the “Restructuring and Reinvestment Program”) to restructure and realign its cost base with current and anticipated future market conditions. We are targeting a majority of the cost savings achieved to improve margins and earnings, while the remainder will be reinvested in high-growth digital business opportunities.

In the years ended April 30, 2018 and 2017, we recorded pre-tax restructuring charges of $29 million and $13 million, respectively, related to this program. These charges are reflected in Restructuring and Related Charges on the Consolidated Statements of Income and summarized in the following table:
	2018	2017
Charges by Segment:
Research	$5,257	$1,949
Publishing	6,443	1,596
Solutions	3,695	1,787
Corporate Expenses	13,171	8,023
Total Restructuring and Related Charges	$28,566	$13,355

Charges (Credits) by Activity:
Severance	$27,213	$8,386
Process reengineering consulting	1,815	148
Other activities	(462)	4,821
Total Restructuring and Related Charges	$28,566	$13,355

The credits in Other Activities in 2018 mainly reflect changes in estimates for previously accrued restructuring charges related to facility lease reserves. Other Activities for the year ended April 30, 2017, reflect facility relocation and lease impairment related costs.

Amortization of Intangibles:

Amortization of intangibles for the year ended April 30, 2018 declined 3% to $48 million, or 5% on a constant currency basis compared with prior year. The decrease was a result of the completion of amortization of certain acquired intangible assets.

Interest Expense:

Interest expense for the year ended April 30, 2018 decreased $4 million to $13 million on a reported and constant currency basis. This decrease was due to lower average debt balances outstanding, partially offset by a higher average effective borrowing rate.

Foreign Exchange Transaction (Losses) Gains:

We reported foreign exchange transaction losses of $13 million for the year ended April 30, 2018 compared to gains of $0.4 million in the prior year. The losses in the year ended April 30, 2018 were primarily due to the impact of the change in average foreign exchange rates as compared to the U.S. dollar on our intercompany and third-party accounts receivable and payable balances.

Index

Provision for Income Taxes:

The following table summarizes the effective tax rate for the years ended April 30, 2018 and 2017:
	2018	2017
Effective tax rate as reported	10.2%	40.5%
Estimated net impact in the year ended April 30, 2018 of non-recurring items from Tax Act	11.7	—
Impact of unfavorable German court decision in the year ended April 30, 2017	—	(25.7)
Impact of reduction in U.K. statutory rate on deferred tax balances in the year ended April 30, 2017	—	1.3
Effective tax rate excluding the impact of non-recurring items from the Tax Act in the year ended April 30, 2018 and the unfavorable German court decision and U.K. tax rate reduction in the year ended April 30, 2017	21.9%	16.1%

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation originally known as the Tax Cuts and Jobs Act of 2017 (the "Tax Act").  In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allowed us to record provisional amounts related to the effect of the Tax Act during a measurement period not to extend beyond one year of the enactment date. As the Tax Act was passed in December 2017, and ongoing guidance and accounting interpretation were expected over the 12 months following enactment, we considered the accounting of the transition tax, deferred tax re-measurements, and other items to be provisional due to the forthcoming guidance and our ongoing analysis of final data and tax positions.

The effective tax rate was lower in the year ended April 30, 2018 as compared with the year ended April 30, 2017 due to the net tax benefit from non-recurring items in the Tax Act and the effect of the German Tax litigation in the year ended April 30, 2017 as described below. Estimated non-recurring items in the Tax Act reduced our income tax expense by approximately $25 million ($0.43/share) or a reduction in our effective tax rate of 11.7 percentage points for the year ended April 30, 2018. Excluding the effect of the Tax Act, the rate was 21.9% for the year ended April 30, 2018.

The rate excluding the benefit from the non-recurring items in the Tax Act was lower than the U.S. statutory rate for the year ended April 30, 2018, primarily due to lower rates applicable to non-U.S. earnings.

German Tax Litigation Expense: In the year ended April 30, 2017, the German Federal Fiscal Court affirmed a lower court decision disallowing deductions related to a stepped-up basis in certain assets. As a result, we incurred an income tax charge of approximately $49 million ($0.85 per share).

Deferred Tax Benefit from U.K. Statutory Tax Rate Change: In the year ended April 30, 2016, the U.K. reduced its statutory rate to 19% beginning April 1, 2017 and 18% beginning April 1, 2020, and in the year ended April 30, 2017, the U.K. further reduced its statutory rate beginning on April 1, 2020, from 18% to 17%. This resulted in a non-cash deferred tax benefit from the re-measurement of our applicable U.K. deferred tax balances of $6 million ($0.10 per share) in the year ended April 30, 2016 and $3 million ($0.04 per share) in the year ended April 30, 2017.

The Tax Act
The information set forth in Note 12, "Income Taxes” of the Notes to Consolidated Financial Statements under the caption "The Tax Act," is incorporated herein by reference and further describes the impact of the Tax Act.

EPS:

EPS for the year ended April 30, 2018 was $3.32 per share compared with $1.95 per share in the prior year. EPS results included the following items, which impacted comparability:
	2018	2017
GAAP EPS	$3.32	$1.95
Adjustments:
Restructuring and related charges	0.39	0.15
Foreign exchange losses on intercompany transactions	0.15	0.01
Estimated impact of the Tax Act	(0.43)	—
Pension settlement	—	0.09
Unfavorable tax decisions	—	0.85
Deferred income tax benefit on U.K. tax rate change	—	(0.04)
Non-GAAP Adjusted EPS	$3.43	$3.01

Index

Excluding the impact of the items included above, Adjusted EPS for the year ended April 30, 2018 increased 14% to $3.43 per share compared with $3.01 per share in the prior year. On a constant currency basis, Adjusted EPS increased 3%.

SEGMENT OPERATING RESULTS:

	2018	2017	% Change	% Change w/o FX (b)
RESEARCH:
Revenue:
Journal Subscriptions	$677,685	$639,720	6%	—
Open Access	41,997	30,633	37%	34%
Licensing, Reprints, Backfiles, and Other	181,806	164,070	11%	8%
Total Journal Revenue	$901,488	$834,423	8%	3%

Publishing Technology Services (Atypon)	32,907	19,066	73%	73%

Total Research Revenue	$934,395	$853,489	9%	4%

Cost of Sales	247,654	219,773	13%	8%

Gross Profit	$686,741	$633,716	8%	3%
Gross Profit Margin	73.5%	74.3%

Operating Expenses (a)	383,329	354,986	8%	6%
Amortization of Intangibles	26,829	26,133	3%	—
Restructuring Charges (See Note 7)	5,257	1,949

Contribution to Profit	$271,326	$250,648	8%	(1)%
Contribution Margin	29.0%	29.4%

(a)
Due to the retrospective adoption of ASU 2017-07, total net benefits related to defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest and Other Income (Expense). The amounts for the years ended April 30, 2018 and 2017 for the Research segment were $4.2 million and $1.6 million, respectively. Refer to Note 2, "Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards," for more information.

(b)  Adjusted to exclude FX impact and Restructuring Charges

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

Gross Profit:

Gross Profit increased 8% to $686.7 million, or 3% on a constant currency basis as compared with prior year. The increase was driven by higher revenues. Gross profit margin declined by 80 basis points due primarily to higher journal royalty costs associated with title mix and an increase in new titles at higher royalty rates. We anticipate that we will continue to experience gross margin pressure due to higher journal royalty rates in the year ended April 30, 2019. To offset this gross margin pressure, we will continue to pursue additional operations efficiencies.
Index

Contribution to Profit:

Contribution to Profit increased 8% to $271.3 million as compared with prior year. On a constant currency basis and excluding restructuring charges, contribution to profit decreased 1% as compared with prior year as the increase in gross profit was offset by higher operating expenses.

The increase in operating expenses was primarily due to:
•	a full year of costs in the year ended April 30, 2018 from Atypon which resulted in an incremental impact of $9 million;
•	higher employment-related costs of $5 million, which included higher incentive compensation from the achievement of certain financial goals and targets;
•	higher content and editorial costs of $3 million; and
•	an increase in product technology costs of $5 million.

These factors were partially offset by savings from operational excellence initiatives and restructuring activities.

Society Partnerships

For calendar year 2018, 15 new society contracts were signed, with combined annual revenue of approximately $14 million, and 10 society contracts were not renewed with combined annual revenue of approximately $3 million.

PUBLISHING:	2018	2017	% Change	% Change w/o FX (b)
Revenue:
STM and Professional Publishing	$287,315	$291,255	(1)%	(3)%
Education Publishing	187,178	196,343	(5)%	(6)%
Courseware (WileyPLUS)	59,475	62,348	(5)%	(5)%
Test Preparation and Certification	35,534	35,609	—	—
Licensing, Distribution, Advertising, and Other	48,146	47,894	1%	(2)%

Total Publishing Revenue	$617,648	$633,449	(2)%	(4)%

Cost of Sales	194,900	194,837	—	(1)%

Gross Profit	$422,748	$438,612	(4)%	(5)%
Gross Profit Margin	68.4%	69.2%

Operating Expenses (a)	282,958	302,682	(7)%	(7)%
Amortization of Intangibles	8,108	9,803	(17)%	(17)%
Restructuring Charges (see Note 7)	6,443	1,596
Publishing brand impairment charge	3,600	—

Contribution to Profit	$121,639	$124,531	(2)%	1%
Contribution Margin	19.7%	19.7%

(a)
Due to the retrospective adoption of ASU 2017-07, total net benefits related to defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest and Other Income (Expense). The amounts for the years ended April 30, 2018 and 2017 for the Publishing segment were $2.3 million and $1.2 million, respectively. Refer to Note 2, "Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards," for more information.

(b)  Adjusted in the years ended April 30, 2018 and 2017 to exclude FX impact and Restructuring Charges, and in the year ended April 30, 2018 also excludes a Publishing brand impairment charge.

Revenue:

Publishing revenue decreased 2% to $617.6 million, or 4% on a constant currency basis as compared with prior year. The decline was driven by lower print book revenues, particularly in Education Publishing, due to overall softness in the market as well as other retail options such as rental and digital. Also contributing to the decline in Publishing revenue was a decline in Courseware (WileyPLUS), primarily due to the timing of revenue recognition associated with multi-semester offerings, which are recognized in periods extending across two semesters.

Index

Gross Profit:

Gross Profit decreased 4% to $422.7 million, or 5% on a constant currency basis as compared with prior year. The decrease was mainly driven by the decline in revenues, partially offset by lower inventory costs due to cost savings initiatives.

Contribution to Profit:

Contribution to Profit decreased 2% to $121.6 million as compared with prior year. On a constant currency basis and excluding restructuring charges and a brand impairment charge in the first quarter of the year ended April 30, 2018, contribution to profit increased 1%. This was primarily due to lower operating expenses, which were primarily savings from operational excellence initiatives and restructuring activities.
	2018	2017	% Change	% Change w/o FX (b)
SOLUTIONS:
Revenue:
Education Services	$119,131	$111,638	7%	7%
Professional Assessment	61,094	59,868	2%	2%
Corporate Learning	63,835	60,086	6%	(1)%

Total Solutions Revenue	$244,060	$231,592	5%	3%

Cost of Sales (a)	88,462	86,184	3%	1%

Gross Profit	$155,598	$145,408	7%	5%
Gross Profit Margin	63.8%	62.8%

Operating Expenses (a)	116,513	115,066	1%	(1)%
Amortization of Intangibles	13,291	13,733	(3)%	(6)%
Restructuring Charges (see Note 7)	3,695	1,787

Contribution to Profit	$22,099	$14,822	49%	56%
Contribution Margin	9.1%	6.4%

(a)
In connection with the acquisition of Learning House, we changed our accounting policy for certain advertising and marketing costs incurred by our Education Services business to fulfill performance obligations from contracts with educational institutions. Under the new accounting policy, these costs are included in Cost of Sales whereas they were previously included in Operating and Administrative Expenses on the Consolidated Statements of Income. The impact of this reclassification was an increase to Cost of Sales and a corresponding decrease to Operating and Administrative Expenses of $45.8 million and $40.0 million for the years ended April 30, 2018 and 2017, respectively. This reclassification had no impact on Revenue, net or Contribution to Profit.  Refer to “Change in Accounting Policy” in Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards,” for more information on the accounting policy change and Note 4, “Acquisition,” for more information related to the acquisition of Learning House.

(b)  Adjusted to exclude FX impact and Restructuring Charges.

Revenue:

Solutions revenue increased 5% to $244.1 million, or 3%, on a constant currency basis as compared with prior year, mainly driven by growth in Education Services tuition revenue growth due to higher enrollments, partially offset by a decline in Corporate Learning (CrossKnowledge) where French government funding slowed for unemployment initiatives and blended learning programs.

Gross Profit:

Gross Profit increased 7% to $155.6 million, or 5% on a constant currency basis as compared with prior year. The increase primarily reflected the impact of higher revenue.

Index

A 100-basis-point improvement in gross profit margin was due to higher revenues and increased efficiency in recruiting Education Services students, which resulted in lower recruitment costs.

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

Education Services Partners and Programs

As of April 30, 2018, we had 34 university partners and 239 programs under contract.

CORPORATE EXPENSES:

Corporate Expenses were $183.6 million and $178.5 million in the years ended April 30, 2018 and 2017, respectively. On a constant currency basis and excluding restructuring charges and a one-time pension settlement charge in the prior year, these expenses decreased 2%, primarily due to the following:
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
FISCAL YEAR 2020 OUTLOOK
(amounts in millions, except Adjusted EPS)

We are currently in the process of realigning our existing reporting structure to our new strategic focus areas. This realignment will include the following changes to our segment reporting structure: (1) Education and Professional Publishing, which now consists of the current Publishing segment plus our Corporate Learning and Professional Assessment businesses, and (2) Education Services, which will now include our OPM businesses, including Learning House. Our Research segment will be renamed Research Publishing and Platforms and will continue to include our current Research and Atypon businesses.
Item	Fiscal Year 2019 Actual	Fiscal Year 2020 Outlook Constant Currency
Revenue	$1,800	$1,840 - 1,870
Research Publishing & Platforms	937	950-960
Education & Professional Publishing	705	690-700
Education Services	158	200-210
Adjusted EBITDA	$388	$360-375
Adjusted EPS	$2.96	$2.45-2.55
Free Cash Flow	$149	$210-230

•
Fiscal year 2020 Adjusted EPS is expected to decline primarily due to non-cash amortization expense related to acquisitions and increased investment to grow and optimize Research and Education Services.

•	Forward-looking metrics include impact from Learning House and Knewton acquisitions.
•
Fiscal year 2020 results exclude the impact of the first quarter of fiscal year 2020 restructuring charges related to our multi-year Business Optimization Program. We anticipate approximately $15 million to $20 million of restructuring charges, of which approximately $10 million to $15 million to be severance-related costs and the remainder to be related to non-cash costs. We estimate that this multi-year program will potentially yield approximately $30 million in operating savings over time, with half of those savings to be realized in fiscal year 2020.

•	Fiscal year 2020 Outlook reflects fiscal year 2019 average exchange rates.

Index

Adjusted EBITDA:

Below is a reconciliation of GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA:
Year Ended
April 30,
2019
Net Income	$168,263
Interest expense	16,121
Provision for income taxes	44,689
Depreciation and amortization	161,155
Non-GAAP EBITDA	390,228
Restructuring and related (credits) charges	3,118
Foreign exchange transaction losses	6,016
Interest and other income	(11,100)
Non-GAAP Adjusted EBITDA	$388,262

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

As of April 30, 2019, we had cash and cash equivalents of $92.9 million, of which approximately $81.0 million, or 87% was located outside the U.S.  Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of our operations. Notwithstanding the Tax Act which generally eliminated federal income tax on future cash repatriation to the U.S., cash repatriation may be subject to state and local taxes or withholding or similar taxes. As described in Note 12, “Income Taxes,” of the Notes to Consolidated Financial Statements, since April 30, 2018, we no longer intend to permanently reinvest earnings outside the U.S. We have a $2.0 million liability related to the estimated taxes that would be incurred upon repatriating certain non-U.S. earnings.

As of April 30, 2019, we had $478.8 million of debt outstanding and approximately $623.9 million of unused borrowing capacity under our Revolving Credit and other facilities. Our credit agreement contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of April 30, 2019.
On May 30, 2019, we entered into a credit agreement that amended and restated the existing agreement. The credit agreement provides for senior unsecured credit facilities comprised of a (i) five-year revolving credit facility in an aggregate principal amount up to $1.25 billion, and (ii) a five-year term loan A facility consisting of $250 million. The agreement contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio. We incurred approximately $4.0 million of costs related to this agreement.
Contractual Obligations and Commercial Commitments

A summary of contractual obligations and commercial commitments, excluding unrecognized tax benefits further described in Note 12, “Income Taxes,” of the Notes to the Consolidated Financial Statements, as of April 30, 2019 is as follows:

		Payments Due by Period
	Total	Within Year 1	2–3 Years	4–5 Years	After 5 Years
Total Debt	$478.8	$—	$478.8	$—	$—
Interest on Debt (1)	31.9	17.5	14.4	—	—
Non-Cancelable Leases	248.6	30.9	50.5	37.8	129.4
Minimum Royalty Obligations	469.8	101.1	160.1	106.1	102.5
Other Operating Commitments	57.4	36.1	20.8	0.5	—
Total	$1,286.5	$185.6	$724.6	$144.4	$231.9

(1)
Interest on Debt includes the effect of our interest rate swap agreements and the estimated future interest payments on our unhedged variable rate debt, assuming that the interest rates as of April 30, 2019 remain constant until the maturity of the debt.

Index

Analysis of Historical Cash Flow

The following table shows the changes in our Consolidated Statements of Cash Flows for the years ended April 30, 2019, 2018 and 2017.
	Year Ended April 30,
	2019	2018	2017
Net Cash Provided by Operating Activities	$250,831	$382,322	$314,903
Net Cash Used in Investing Activities	(301,502)	(177,411)	(243,010)
Net Cash Used in Financing Activities	(17,595)	(96,831)	(346,172)
Effect of Foreign Currency Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(8,443)	3,661	(31,011)

Free Cash Flow less Product Development Spending helps assess our ability, over the long term, to create value for our shareholders, as it represents cash available to repay debt, pay common dividends, and fund share repurchases and new acquisitions. Below are the details of Free Cash Flow less Product Development Spending for the years ended April 30, 2019, 2018, and 2017.

Cash flow from operations is seasonally a use of cash in the first half of Wiley’s fiscal year principally due to the timing of collections for annual journal subscriptions, which occurs in the beginning of the second half of our fiscal year.

Free Cash Flow less Product Development Spending:
	Year Ended April 30,
	2019	2018	2017
Net Cash Provided by Operating Activities	$250,831	$382,322	$314,903
Less: Additions to Technology, Property and Equipment	(77,167)	(114,225)	(105,058)
Less: Product Development Spending	(24,426)	(36,503)	(43,603)
Free Cash Flow less Product Development Spending	$149,238	$231,594	$166,242

Net Cash Provided by Operating Activities

2019 compared to 2018

Net Cash Provided by Operating Activities in the year ended April 30, 2019 decreased $131.5 million compared to the year ended April 30, 2018 to $250.8 million primarily due to the following factors:
•	lower net earnings adjusted for non-cash items of $24 million, including Learning House;
•
the unfavorable net impact on accounts receivable and deferred revenue (contract liabilities) from the delay in billings and subsequent collections of calendar year 2019 journal subscriptions of $57 million;

•
the net use of cash for other working capital items, including the payment of accounts payable and accrued liabilities of $26 million, primarily due to timing of payments and lower accruals for incentive compensation;

•
a net use of cash related to employee retirement plan contributions of $13 million, which includes a $10.0 million tax-advantage discretionary contribution to the U.S. Employees' Retirement Plan in fiscal year 2019; and

•	certain one-time closing costs related to the Learning House acquisition of $10 million.

Our negative working capital was $379.8 million and $394.3 million as of April 30, 2019, and April 30, 2018, respectively, due to the seasonality of our businesses. The primary driver of the negative working capital is unearned contract liabilities (deferred revenue) related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by us for a number of purposes, including acquisitions, debt repayments, funding operations, dividend payments and purchasing treasury shares.

Our change in working capital of $14.6 million was primarily due to the delay in billings and subsequent cash collections for calendar year 2019 subscriptions partly related to our ERP transition. We estimate that approximately $35 million of cash collections for calendar year 2019 journal subscriptions collections were delayed into fiscal year 2020.

The contract liabilities (deferred revenue) will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of April 30, 2019 and as of April 30, 2018 includes $507.4 million and $486.4 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Index

We expect that our fiscal year 2020 cash flow from operations will benefit from the expected recovery on the timing of journal subscriptions collections. We expect timing related changes in working capital will not be as pronounced as we enter into fiscal 2021. During that time, we expect our cash flow from operations and financial position to continue to provide us with the opportunity and capacity to execute our strategies.

2018 compared to 2017

Net Cash Provided by Operating Activities in the year ended April 30, 2018 increased $67.4 million from the year ended April 30, 2017 to $382.3 million. This was primarily due to:
•	a $40.7 million favorable impact on accounts payable from the timing of vendor payments;
•	a $12.1 million favorable impact from lower employee retirement plan contributions; and
•	a $15.7 million favorable impact on accounts receivable from the timing of customer payments.

The factors above were partially offset by a $15.0 million unfavorable impact from higher taxes paid in the year ended April 30, 2018 as compared with prior year.

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

The $33.8 million change in working capital was primarily due to the seasonality of our businesses and the impact from the changes in accounts receivable and accounts payable discussed above. For the year ended April 30, 2019, working capital performance from accounts receivable and accounts payable is expected to be in line with the year ended April 30, 2018.

Net Cash Used in Investing Activities

2019 compared to 2018

Net Cash Used in Investing Activities in the year ended April 30, 2019 was $301.5 million compared to $177.4 million in the prior year. The increase was due to $190.4 million of net cash used to acquire Learning House.  This was partially offset by a decrease of $37.1 million due to lower spending for technology, property and equipment in the year ended April 30, 2019 as a result of the May 2018 implementation of our enterprise resource planning system (“ERP”) order to cash release for journal subscriptions and the completion of our headquarters renovations. In addition, a $12.1 million decrease in product development spending, which was primarily due to the adoption of Topic 606 whereby certain costs to fulfill contracts, which were previously included in product development spending are now included in cash flow from operations. As well as a decrease of $17.2 million in cash used for the acquisition of publication rights.

Projected capital spending for Technology, Property and Equipment and Product Development Spending for the year ended April 30, 2020 is forecast to be approximately $125 million. Projected spending for author advances, which is classified as an operating activity, is forecast to be approximately $134 million for the year ended April 30, 2020.

2018 compared to 2017

Net Cash Used in Investing Activities in the year ended April 30, 2018 was $177.4 million, compared to $243.0 million in the prior year. The decrease in net cash used in investing activities in the year ended April 30, 2018 was primarily due to:
•
our investment in the year ended April 30, 2017 in acquisitions of $125.9 million compared to no investments in the year ended April 30, 2018. The year ended April 30, 2017 includes cash used for the acquisitions of Atypon ($121 million) and Ranku ($5 million), net of cash acquired;

partially offset by:
•
$60.4 million in proceeds we received in the year ended April 30, 2017 related to the settlement of a foreign exchange forward contract that was entered into in the year ended April 30, 2016 to manage foreign currency exposures on intercompany loans.

Index

Net Cash Used In Financing Activities

2019 compared to 2018

Net Cash Used In Financing Activities was $17.6 million in the year ended April 30, 2019 compared to $96.8 million in fiscal year 2018. This decrease in cash used in financing activities was due to an increase in net borrowings of $128.7 million in the year ended April 30, 2019 compared to the year ended April 30, 2018. This was partially offset by $25.5 million of lower cash proceeds from the exercise of stock options and an increase in cash used of $20.3 million to repurchase shares of our Class A Common Stock.

During the year ended April 30, 2019, we repurchased 1,191,496 shares of Class A Common stock at an average price of $50.35 compared to 713,177 shares of Class A Common Stock at an average price of $55.65 in the prior year. In the year ended April 30, 2019, we increased our quarterly dividend to shareholders by 3% to $1.32 per share annualized versus $1.28 per share annualized in the prior year.

As of April 30, 2019, we had authorization from our Board of Directors to purchase up to 1,888,975 additional shares.

2018 compared to 2017

Net Cash Used in Financing Activities was $96.8 million in the year ended April 30, 2018 compared to $346.2 million in the year ended April 30, 2017. This decrease in cash used was due to lower net debt repayments in the year ended April 30, 2018. Net debt repayments in the year ended April 30, 2018 were $8.6 million compared to $240.0 million in the prior year.

During the year ended April 30, 2018, we repurchased 713,177 shares of common stock at an average price of $55.65, compared to 953,188 shares at an average price of $52.80 in the prior year. As of April 30, 2018, we had authorization from our Board of Directors to purchase up to 3,080,471 additional shares.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS, ACCOUNTING GUIDANCE, AND DISCLOSURE REQUIREMENTS

We are subject to numerous recently issued statements of financial accounting standards, accounting guidance, and disclosure requirements. The information set forth in Note 2, “Summary of Significant Accounting Policies, Recently Issued and Recently Adopted Accounting Standards,” of the Notes to Consolidated Financial Statements of this Form 10-K is incorporated by reference and describes these new accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of our Consolidated Financial Statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and revenue and expenses during the reporting period. These estimates include, among other items, revenue recognition, sales return reserves, allocation of acquisition purchase price to assets acquired and liabilities assumed, goodwill and indefinite-lived intangible assets, intangible assets with finite lives and other long-lived assets, and retirement plans.  We review these estimates and assumptions periodically using historical experience and other factors and reflect the effects of any revisions on the Consolidated Financial Statements in the period we determine any revisions to be necessary. Actual results could differ from those estimates, which could affect the reported results. Note 2, “Summary of Significant Accounting Policies, Recently Issued and Recently Adopted Accounting Standards” of the “Notes to Consolidated Financial Statements” includes a summary of the significant accounting policies and methods used in preparation of our Consolidated Financial Statements. Set forth below is a discussion of our more critical accounting policies and methods.

Revenue Recognition:

See Note 3, “Revenue Recognition, Contracts with Customers,” of the Notes to Consolidated Financial Statements for details of our revenue recognition policy.

Sales Return Reserves:

The process that we use to determine our sales returns and the related reserve provision charged against revenue is based on applying an estimated return rate to current year returnable print book sales. This rate is based upon an analysis of actual historical return experience in the various markets and geographic regions in which we do business. We collect, maintain, and analyze significant amounts of sales returns data for large volumes of homogeneous transactions. This allows us to make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and as to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Associated with the estimated sales return reserves, we also include a related increase to inventory and a reduction to accrued royalties as a result of the expected returns. Print book sales return reserves amounted to a net liability balance of $18.5 million and $18.6 million as of April 30, 2019 and 2018, respectively.

Index

The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position – increase (decrease):

	2019	2018
Accounts receivable, net (1)	$—	$(28,302)
Inventories, net	$3,739	$4,626
Accrued royalties	$(3,653)	$(5,048)
Contract liability (Deferred revenue) (1)	$25,934	$—
Decrease in Net Assets	$(18,542)	$(18,628)

(1) Due to the adoption of the new revenue standard (See Note 3, Revenue Recognition, Contracts with Customers), the sales return reserve as of April 30, 2019 of $25.9 million is recorded in Contract Liability (Deferred Revenue). In prior periods, the sales return reserve of $28.3 million was recorded as a reduction to Accounts Receivable, net on the Consolidated Statements of Financial Position.

A one percent change in the estimated sales return rate could affect net income by approximately $1.5 million. A change in the pattern or trends in returns could also affect the estimated allowance.

Allocation of Acquisition Purchase Price to Assets Acquired and Liabilities Assumed:

In connection with acquisitions, we allocate the cost of the acquisition to the assets acquired and the liabilities assumed based on the estimates of fair value for such items, including intangible assets and technology acquired. Such estimates include discounted estimated cash flows expected to be generated by those assets and the expected useful lives based on historical experience and current market trends to be achieved from the acquisition and the expected tax basis of assets acquired. We may use a third-party valuation consultant to assist in the determination of such estimates.

Goodwill and Indefinite-lived Intangible Assets:

Goodwill is reviewed for possible impairment at least annually on a reporting unit level during the fourth quarter of each year. A review of goodwill may be initiated before or after conducting the annual analysis if events or changes in circumstances indicate the carrying value of goodwill may no longer be recoverable.

A reporting unit is the operating segment unless, at businesses one level below that operating segment– the “component” level–discrete financial information is prepared and regularly reviewed by management, and the component has economic characteristics that are different from the economic characteristics of the other components of the operating segment, in which case the component is the reporting unit.

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

If an optional qualitative goodwill impairment assessment is not performed, we are required to determine the fair value of each reporting unit using the two-step process. In step one, we compare the fair value of each of our reporting units with goodwill to its carrying value, including the goodwill allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, there is no indication of impairment and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform step two of the impairment test to measure the amount of impairment loss, if any. In step two, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.

Index

We derive an estimate of fair values for each of our reporting units using a combination of an income approach and a market approach, each based on an applicable weighting. We assess the applicable weighting based on such factors as current market conditions and the quality and reliability of the data. Absent an indication of fair value from a potential buyer or similar specific transactions, we believe that the use of these methods provides a reasonable estimate of a reporting unit’s fair value.

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

Annual Goodwill Impairment Test

As of February 1, 2019, we completed step one of our annual goodwill impairment test for our reporting units. We concluded that the fair values of these reporting units were above their carrying values and, therefore, there was no indication of impairment.

Income Approach Used to Determine Fair Values

The income approach is based upon the present value of expected cash flows. Expected cash flows are converted to present value using factors that consider the timing and risk of the future cash flows. The estimate of cash flows used is prepared on an unleveraged debt-free basis. We use a discount rate that reflects a market-derived weighted average cost of capital. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating and cash flow performance. The projections are based upon our best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins, and cash expenditures. Other significant estimates and assumptions include terminal value long-term growth rates, provisions for income taxes, future capital expenditures, and changes in future cashless, debt-free working capital.

Market Approach Used to Determine Fair Values

The market approach used estimates the fair value of the reporting unit by applying multiples of operating performance measures to the reporting unit’s operating performance (the “Guideline Public Company Method”). These multiples are derived from comparable publicly-traded companies with similar investment characteristics to the reporting unit, and such comparable data are reviewed and updated as needed annually. We believe that this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to our reporting units and Wiley.

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

In order to assess the reasonableness of the calculated fair values of our reporting units, we also compare the sum of the reporting units’ fair values to our market capitalization and calculate an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization). We evaluate the control premium by comparing it to control premiums of recent comparable market transactions. If the implied control premium is not reasonable in light of these recent transactions, we will reevaluate our fair value estimates of the reporting units by adjusting the discount rates and/or other assumptions.

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

See Note 11, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements for details of our goodwill balance and the goodwill review performed in 2019 and other related information.

Index

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

Intangible assets with finite lives as of April 30, 2019, are amortized on a straight line basis over the following weighted average estimated useful lives: content and publishing rights – 34 years, customer relationships – 18 years, brands and trademarks – 16 years, non-compete agreements – 3 years.

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

The discount rates for the U.S., Canada and U.K. pension plans are based on the derivation of a single-equivalent discount rate using a standard spot rate curve and the timing of expected benefit payments as of the balance sheet date. The spot rate curves are based upon portfolios of corporate bonds rated at Aa or above by a respected rating agency. The discount rate for Germany is based on a similar published index with a duration comparable to that of the plan’s liabilities. The expected long-term rates of return on pension plan assets are estimated using market benchmarks for equities, real estate, and bonds applied to each plan’s target asset allocation and are estimated by asset class, including an anticipated inflation rate. The expected long-term rates are then compared to the historic investment performance of the plan assets as well as future expectations and estimated through consultation with investment advisors and actuaries. Salary growth and healthcare cost trend assumptions are based on our historical experience and future outlook. While we believe that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense and liabilities related to our defined benefit pension plans. A hypothetical one percent increase in the discount rate would increase net income and decrease the accrued pension liability by approximately $1.4 million and $135.1 million, respectively. A one percent decrease in the discount rate would decrease net income and increase the accrued pension liability by approximately $0.6 million and $165.9 million, respectively. A one percent change in the expected long-term rate of return would affect net income by approximately $4.7 million.
Index

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

The information set forth in Note 14, "Derivatives Instruments and Hedging Activities," of the Notes to Consolidated Financial Statements under the caption "Interest Rate Contracts," is incorporated herein by reference.

On an annual basis, a hypothetical one percent change in interest rates for the $128.8 million of unhedged variable rate debt as of April 30, 2019 would affect net income and cash flow by approximately $1.0 million.

Foreign Exchange Rates:

Fluctuations in the currencies of countries where we operate outside the U.S. may have a significant impact on financial results. We are primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain currencies in Asia. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and the Statements of Income are translated into U.S. dollars using weighted-average exchange rates for revenues and expenses. The percentage of Consolidated Revenue for the year ended April 30, 2019 recognized in the following currencies (on an equivalent U.S. dollar basis) were approximately: 54% U.S dollar, 26% British pound sterling, 12% euro, and 8% other currencies.

Our significant investments in non-U.S. businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment. During the year ended April 30, 2019, we recorded foreign currency translation losses in other comprehensive income of approximately $60.5 million primarily as a result of the fluctuations of the U.S. dollar relative to the British pound sterling and, to a lesser extent, the euro.

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses on the Consolidated Statements of Income as incurred. Under certain circumstances, we may enter into derivative financial instruments in the form of foreign currency forward contracts to hedge against specific transactions, including intercompany purchases and loans.

We may enter into forward exchange contracts to manage our exposure on certain foreign currency denominated assets and liabilities.  As of April 30, 2019, and 2018, we did not maintain any open forward contracts.

The information set forth in Note 14, "Derivatives Instruments and Hedging Activities," of the Notes to Consolidated Financial Statements under the caption "Foreign Currency Contracts," is incorporated herein by reference.

Customer Credit Risk:

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to us between the months of December and April. Although at fiscal year-end we had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 20% of total annual consolidated revenue and one affiliated group of subscription agents accounts for approximately 10% of total annual consolidated revenue.

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 8% of total consolidated revenue and 11% of accounts receivable at April 30, 2019, the top 10 book customers account for approximately 13% of total consolidated revenue and approximately 21% of accounts receivable at April 30, 2019. We maintain approximately $25 million of trade credit insurance, covering balances due from certain named customers, subject to certain limitations and annual renewal.

Index

Disclosure of Certain Activities Relating to Iran:

The European Union, Canada and the U.S. have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.” In the year ended April 30, 2019, we recorded an immaterial amount of revenue and net earnings related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations. We assessed our business relationship and transactions with Iran and believe we are in compliance with the regulations governing the sanctions. We intend to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.
Index

Item 8. Financial Statements and Supplementary Data

The following Consolidated Financial Statements and Notes are filed as part of this report.

John Wiley & Sons, Inc. and Subsidiaries

Index

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To our Shareholders
John Wiley & Sons, Inc.:

The management of John Wiley & Sons, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of April 30, 2019.

Changes in Internal Control over Financial Reporting:

The Company acquired Learning House during fiscal year 2019, which represented approximately 1% of total consolidated assets, excluding goodwill and intangibles which are included within the scope of the assessment, and approximately 2% of total consolidated revenues of the Company as of and for the year ended April 30, 2019.  Learning House was excluded from the Company's assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2019.

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

Except as described above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during fiscal year 2019.

The effectiveness of our internal control over financial reporting as of April 30, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

The Company’s Corporate Governance Principles, Committee Charters, Business Conduct and Ethics Policy and the Code of Ethics for Senior Financial Officers are published on our web site at www.wiley.com under the “About Wiley—Corporate Governance” captions.  Copies are also available free of charge to shareholders on request to the Corporate Secretary, John Wiley & Sons, Inc., 111 River Street, Hoboken, NJ 07030-5774.

/s/ Brian A. Napack
Brian A. Napack
President and Chief Executive Officer

/s/ John A. Kritzmacher
John A. Kritzmacher
Chief Financial Officer and
Executive Vice President, Operations

/s/ Christopher F. Caridi
Christopher F. Caridi
Senior Vice President, Corporate Controller and
Chief Accounting Officer

July 1, 2019

Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
John Wiley & Sons, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. and subsidiaries (the Company) as of April 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2019, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As described in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for certain advertising and marketing costs. This change in accounting principle has been retrospectively applied to the accompanying consolidated financial statements for the fiscal years ended April 30, 2018 and 2017.
As described in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition effective May 1, 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

New York, New York
July 1, 2019
Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
John Wiley & Sons, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited John Wiley & Sons, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of April 30, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2019, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated July 1, 2019 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Learning House during fiscal year 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2019, Learning House’s internal control over financial reporting associated with approximately 1% of total consolidated assets, excluding goodwill and intangibles which are included within the scope of the assessment, and approximately 2% of total consolidated revenues of the Company as of and for the year ended April 30, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Learning House.
Basis for Opinion
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

Index

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
July 1, 2019
Index

John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Dollars in thousands

	April 30,
	2019	2018
Assets:
Current Assets
Cash and cash equivalents	$92,890	$169,773
Accounts receivable, net	294,867	212,377
Inventories, net	35,582	39,489
Prepaid expenses and other current assets	67,441	58,332
Total Current Assets	490,780	479,971

Product Development Assets	62,470	78,814
Royalty Advances, net	36,185	37,058
Technology, Property and Equipment, net	289,021	289,934
Intangible Assets, net	865,572	848,071
Goodwill	1,095,666	1,019,801
Other Non-Current Assets	97,308	85,802
Total Assets	$2,937,002	$2,839,451

Liabilities and Shareholders’ Equity:
Current Liabilities
Accounts payable	$90,980	$90,097
Accrued royalties	78,062	73,007
Contract liability (Deferred revenue)	507,365	486,353
Accrued employment costs	97,230	116,179
Accrued income taxes	21,025	13,927
Other accrued liabilities	75,900	94,748
Total Current Liabilities	870,562	874,311

Long-Term Debt	478,790	360,000
Accrued Pension Liability	166,331	190,301
Deferred Income Tax Liabilities	143,775	143,518
Other Long-Term Liabilities	96,197	80,764
Total Liabilities	1,755,655	1,648,894

Shareholders’ Equity
Preferred Stock, $1 par value: Authorized – 2 million, Issued – 0	—	—
Class A Common Stock, $1 par value: Authorized – 180 million, Issued – 70,126,963 and 70,110,603 as of April 30, 2019 and 2018, respectively	70,127	70,111
Class B Common Stock, $1 par value: Authorized – 72 million, Issued – 13,054,707 and 13,071,067 as of April 30, 2019 and 2018, respectively	13,055	13,071
Additional paid-in capital	422,305	407,120
Retained earnings	1,931,074	1,834,057
Accumulated other comprehensive (loss):
Foreign currency translation adjustment	(312,107)	(251,573)
Unamortized retirement costs, net of tax	(196,057)	(191,026)
Unrealized (loss) gain on interest rate swap, net of tax	(574)	3,019
Total accumulated other comprehensive loss, net of tax	(508,738)	(439,580)
Less: Treasury Shares At Cost (Class A – 22,633,869 and 21,853,257 as of April 30, 2019 and 2018, respectively, Class B – 3,917,574 and 3,917,574 of April 30, 2019 and 2018, respectively)	(746,476)	(694,222)
Total Shareholders’ Equity	1,181,347	1,190,557
Total Liabilities and Shareholders’ Equity	$2,937,002	$2,839,451

See accompanying Notes to Consolidated Financial Statements.
Index

John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data

	For the Years Ended April 30,
	2019	2018 (1)(2)	2017 (1)(2)
Revenue, net	$1,800,069	$1,796,103	$1,718,530

Costs and Expenses
Cost of sales (2)	554,722	531,024	500,794
Operating and administrative expenses (1)(2)	963,582	956,822	943,242
Restructuring and related charges	3,118	28,566	13,355
Amortization of intangibles	54,658	48,230	49,669
Total Costs and Expenses	1,576,080	1,564,642	1,507,060

Operating Income	223,989	231,461	211,470

Interest Expense	(16,121)	(13,274)	(16,938)
Foreign Exchange Transaction (Losses) Gains	(6,016)	(12,819)	421
Interest and Other Income (Expense) (1)	11,100	8,563	(3,837)

Income Before Taxes	212,952	213,931	191,116
Provision for Income Taxes	44,689	21,745	77,473

Net Income	$168,263	$192,186	$113,643

Earnings Per Share
Basic	$2.94	$3.37	$1.98
Diluted	$2.91	$3.32	$1.95

Weighted Average Number of Common Shares Outstanding
Basic	57,192	57,043	57,337
Diluted	57,840	57,888	58,199

See accompanying Notes to Consolidated Financial Statements.

(1)
Due to the retrospective adoption of Accounting Standards Update (“ASU”) 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,”, total net benefits (costs) of $8.1 million and $(5.3) million related to the non-service components of defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest and Other Income (Expense) for the years ended April 30, 2018 and 2017, respectively. Total net benefits (costs) related to the non-service components of defined benefit and other post-employment benefit plans were $8.8 million for the year ended April 30, 2019. Refer to Note 2, "Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards," in the Notes to Consolidated Financial Statements for more information.

(2)
In connection with the acquisition of The Learning House, Inc. (“Learning House”), we changed our accounting policy for certain advertising and marketing costs incurred by our Education Services business to fulfill performance obligations from contracts with educational institutions. Under the new accounting policy, these costs are included in Cost of Sales whereas they were previously included in Operating and Administrative Expenses on the Consolidated Statements of Income. Including these expenses in Cost of Sales will better align these costs with the related revenue and conform with the presentation of such costs for Learning House. This change in accounting policy was applied retrospectively.

The Consolidated Statements of Income for the years ended April 30, 2018, and 2017 have been reclassified to reflect this change in accounting policy. The impact of this reclassification was an increase to Cost of Sales and a corresponding decrease to Operating and Administrative Expenses of $45.8 million and $40.0 million for the years ended April 30, 2018, and 2017, respectively. This reclassification had no impact on Revenue, net, Operating Income, Net Income, or Earnings per Share. Refer to “Change in Accounting Policy” in Note 2, "Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards," for more information on the accounting policy change and Note 4, “Acquisition,” in the Notes to Consolidated Financial Statements for more information related to the acquisition of Learning House.

Index

John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands

	For the Years Ended April 30,
	2019	2018	2017
Net Income	$168,263	$192,186	$113,643

Other Comprehensive (Loss) Income:
Foreign currency translation adjustment	(60,534)	67,639	(51,292)
Unrealized retirement costs, net of tax benefit of $1,337, $252, and $3,286, respectively	(5,031)	(524)	(11,097)
Unrealized (loss) gain on interest rate swaps, net of tax benefit (expense) of $1,161, $(459), and $(1,709), respectively	(3,593)	592	2,788
Total Other Comprehensive (Loss) Income	(69,158)	67,707	(59,601)

Comprehensive Income	$99,105	$259,893	$54,042

See accompanying Notes to Consolidated Financial Statements.

Index

John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	For the Years Ended April 30,
	2019	2018	2017
Operating Activities
Net Income	$168,263	$192,186	$113,643
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	54,658	48,230	49,669
Amortization of product development assets	37,079	41,432	40,209
Depreciation and amortization of technology, property and equipment	69,418	64,327	66,683
Restructuring charges	3,118	28,566	13,355
Deferred income tax benefit on U.K. rate changes	—	—	(2,575)
Stock-based compensation expense	18,327	11,244	17,552
Excess tax benefits from stock-based compensation	—	—	(414)
Employee retirement plan expense	5,236	7,388	13,169
Royalty advances	(129,949)	(122,602)	(112,370)
Earned royalty advances	129,125	116,620	114,647
Impairment of publishing brand	—	3,600	—
Foreign currency gains (losses)	6,016	12,819	(421)
Unfavorable tax litigation	—	—	49,029
One-time pension settlement	—	—	8,842
Other non-cash credits	(11,934)	(30,752)	(6,450)
Changes in Operating Assets and Liabilities
Accounts receivable, net	(52,939)	(14,209)	(29,886)
Inventories, net	3,820	13,517	8,003
Accounts payable	7,369	16,543	(24,182)
Accrued royalties	6,169	3,664	4,325
Contract liability (Deferred revenue)	18,106	36,243	22,692
Accrued income taxes	9,613	(565)	19,479
Restructuring payments	(15,219)	(30,595)	(22,854)
Other accrued liabilities	(32,713)	1,022	10,367
Employee retirement plan contributions	(40,470)	(27,550)	(39,687)
Other	(2,262)	11,194	2,078
Net Cash Provided by Operating Activities	250,831	382,322	314,903
Investing Activities
Product development spending	(24,426)	(36,503)	(43,603)
Additions to technology, property and equipment	(77,167)	(114,225)	(105,058)
Acquisitions of publication rights and other	(9,494)	(26,683)	(28,842)
Businesses acquired in purchase transactions, net of cash acquired	(190,415)	—	(125,924)
Proceeds from settlement of foreign exchange forward contracts	—	—	60,417
Net Cash Used in Investing Activities	(301,502)	(177,411)	(243,010)
Financing Activities
Repayment of long-term debt	(476,246)	(467,915)	(923,007)
Borrowing of long-term debt	596,320	459,304	683,000
Purchase of treasury shares	(59,994)	(39,688)	(50,326)
Change in book overdrafts	(5,674)	(4,191)	(214)
Cash dividends	(75,752)	(73,542)	(71,545)
Net proceeds from exercise of stock options and other	3,751	29,201	15,506
Excess tax benefits from stock-based compensation	—	—	414
Net Cash Used in Financing Activities	(17,595)	(96,831)	(346,172)
Effects of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash (1)	(8,443)	3,661	(31,011)
Cash, Cash Equivalents and Restricted Cash (1)
(Decrease)/Increase for year	(76,709)	111,741	(305,290)
Balance at beginning of year	170,257	58,516	363,806
Balance at end of year	93,548	170,257	58,516
Cash Paid During the Year for
Interest	$14,867	$12,221	$15,733
Income taxes, net of refunds	$48,264	$48,709	$33,674

Non-cash items:
Non-cash items associated with the acquisition of Learning House:
Warrants to purchase 0.4 million shares of Wiley Class A Common Stock issued in connection with the Learning House acquisition	$565	—	—

See accompanying Notes to Consolidated Financial Statements.

Index

(1)
Due to the retrospective adoption of ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” we are now required to include restricted cash as part of the change in cash, cash equivalents, and restricted cash. As a result, amounts which were previously classified as cash flows from operating activities have been reclassified as they are recognized in the total change in cash, cash equivalents and restricted cash. Refer to Note 2, "Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards," in the Notes to Consolidated Financial Statements for more information.

Index

John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Dollars in thousands

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
Balance at April 30, 2016	$69,798	$13,392	$368,698	$1,673,325	$(640,421)	$(447,686)	$1,037,106

Restricted Shares Issued under Stock-based Compensation Plans	—	—	(7,617)	—	8,013	—	396
Net (Payments)/Proceeds from Exercise of Stock Options and Other	—	—	8,849	—	6,657	—	15,506
Excess Tax Benefits from Stock-based Compensation	—	—	414	—	—	—	414
Stock-based Compensation Expense	—	—	17,552	—	—	—	17,552
Purchase of Treasury Shares	—	—	—	—	(50,326)	—	(50,326)
Class A Common Stock Dividends ($1.24 per share)	—	—	—	(60,143)	—	—	(60,143)
Class B Common Stock Dividends ($1.24 per share)	—	—	—	(11,402)	—	—	(11,402)
Common Stock Class Conversions	288	(296)	—	—	—	—	(8)
Comprehensive Income (Loss), Net of Tax	—	—	—	113,643	—	(59,601)	54,042
Balance at April 30, 2017	$70,086	$13,096	$387,896	$1,715,423	$(676,077)	$(507,287)	$1,003,137

Restricted Shares Issued under Stock-based Compensation Plans	—	—	(7,646)	(10)	7,968	—	312
Net Proceeds from Exercise of Stock Options and Other	—	—	15,686	—	13,515	—	29,201
Stock-based Compensation Expense	—	—	11,184	—	60	—	11,244
Purchase of Treasury Shares	—	—	—	—	(39,688)	—	(39,688)
Class A Common Stock Dividends ($1.28 per share)	—	—	—	(61,813)	—	—	(61,813)
Class B Common Stock Dividends ($1.28 per share)	—	—	—	(11,729)	—	—	(11,729)
Common Stock Class Conversions	25	(25)	—	—	—	—	—
Comprehensive Income, Net of Tax	—	—	—	192,186	—	67,707	259,893
Balance at April 30, 2018	$70,111	$13,071	$407,120	$1,834,057	$(694,222)	$(439,580)	$1,190,557

Restricted Shares Issued under Stock-based Compensation Plans	—	—	(8,544)	3	8,826	—	285
Net Proceeds from Exercise of Stock Options and Other	—	—	4,837	—	(1,086)	—	3,751
Stock-based Compensation Expense	—	—	18,327	—	—	—	18,327
Purchase of Treasury Shares	—	—	—	—	(59,994)	—	(59,994)
Class A Common Stock Dividends ($1.32 per share)	—	—	—	(63,684)	—	—	(63,684)
Class B Common Stock Dividends ($1.32 per share)	—	—	—	(12,068)	—	—	(12,068)
Common Stock Class Conversions	16	(16)	—	—	—	—	—
Issuance of Warrants Related to Acquisition of a Business	—	—	565	—	—	—	565
Adjustment Due to Adoption of New Revenue Standard	—	—	—	4,503	—	—	4,503
Comprehensive Income (Loss), Net of Tax	—	—	—	168,263	—	(69,158)	99,105
Balance at April 30, 2019	$70,127	$13,055	$422,305	$1,931,074	$(746,476)	$(508,738)	$1,181,347

See accompanying Notes to Consolidated Financial Statements.

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

We are a global research and learning company. Through our Research segment, we provide scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. The Publishing segment provides scientific, professional, and education books and related content in print and digital formats, as well as test preparation services and course workflow tools, to libraries, corporations, students, professionals, and researchers. The Solutions segment provides online program management services for higher education institutions and learning, development, and assessment services for businesses and professionals. We have operations primarily located in the United States, United Kingdom (“U.K.”), Germany, Russia, Singapore, and France.

Note 2 – Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards

Summary of Significant Accounting Policies

Basis of Presentation:

Our Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all intercompany transactions and balances in consolidation. All amounts are in thousands, except per share amounts, and approximate due to rounding.

Change in Accounting Policy:

In connection with the acquisition of Learning House (See Note 4, “Acquisition”), we changed our accounting policy for certain advertising and marketing costs incurred by our Education Services business to fulfill performance obligations from contracts with educational institutions. Under the new accounting policy, these costs are included in Cost of Sales whereas they were previously included in Operating and Administrative Expenses on the Consolidated Statements of Income. Including these expenses in Cost of Sales will better align these costs with the related revenue and conform with the presentation of such costs for Learning House. This change in accounting policy was applied retrospectively.

The Consolidated Statements of Income for the years ended April 30, 2018 and 2017 have been reclassified to reflect this change in accounting policy. The impact of this reclassification was an increase to Cost of Sales and a corresponding decrease to Operating and Administrative Expenses of $45.8 million and $40.0 million for the years ended April 30, 2018 and 2017, respectively. This reclassification had no impact on Revenue, net, Operating Income, Net Income, or Earnings per Share on the Consolidated Statements of Income.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Use of Estimates:

The preparation of our Consolidated Financial Statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and revenue and expenses during the reporting period. These estimates include, among other items, revenue recognition, sales return reserves, allocation of acquisition purchase price to assets acquired and liabilities assumed, goodwill and indefinite-lived intangible assets, intangible assets with finite lives and other long-lived assets, and retirement plans.  We review these estimates and assumptions periodically using historical experience and other factors and reflect the effects of any revisions on the Consolidated Financial Statements in the period we determine any revisions to be necessary. Actual results could differ from those estimates, which could affect the reported results.

Index

Book Overdrafts:

Under our cash management system, a book overdraft balance exists for our primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in individual bank accounts. Our funds are transferred from other existing bank account balances or from lines of credit as needed to fund checks presented for payment. As of April 30, 2019 and 2018, book overdrafts of $7.4 million and $13.1 million, respectively, were included in Accounts Payable on the Consolidated Statements of Financial Position.

Revenue Recognition:

See Note 3, “Revenue Recognition, Contracts with Customers,” of the Notes to Consolidated Financial Statements for details of our revenue recognition policy.

Cash and Cash Equivalents:

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase and are stated at cost, which approximates market value, because of the short-term maturity of the instruments.

Allowance for Doubtful Accounts:

The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, historical write-off experience, credit evaluations of customers, and current market conditions. A change in the evaluation of a customer’s credit could affect the estimated allowance. The allowance for doubtful accounts is shown as a reduction of Accounts Receivable, net on the Consolidated Statements of Financial Position and amounted to $14.3 million and $10.1 million as of April 30, 2019 and 2018, respectively.

Sales Return Reserves:

The process that we use to determine our sales returns and the related reserve provision charged against revenue is based on applying an estimated return rate to current year returnable print book sales. This rate is based upon an analysis of actual historical return experience in the various markets and geographic regions in which we do business. We collect, maintain and analyze significant amounts of sales returns data for large volumes of homogeneous transactions. This allows us to make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Associated with the estimated sales return reserves, we also include a related increase to inventory and a reduction to accrued royalties as a result of the expected returns. Print book sales return reserves amounted to a net liability balance of $18.5 million and $18.6 million as of April 30, 2019 and 2018, respectively.

The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position – increase (decrease):

	2019	2018
Accounts receivable, net (1)	$—	$(28,302)
Inventories, net	$3,739	$4,626
Accrued royalties	$(3,653)	$(5,048)
Contract liability (Deferred revenue) (1)	$25,934	$—
Decrease in Net Assets	$(18,542)	$(18,628)

(1) Due to the adoption of the new revenue standard, See Note 3, Revenue from Contracts with Customers the sales return reserve as of April 30, 2019 of $25.9 million is recorded in Contract Liability (Deferred Revenue). In prior periods, the sales return reserve of $28.3 million was recorded as a reduction to Accounts Receivable, net on the Consolidated Statements of Financial Position.

Inventories:

Inventories are carried at the lower of cost or market. U.S. book inventories aggregating $21.0 million and $24.0 million at April 30, 2019 and 2018, respectively, are valued using the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method.

Index

Reserve for Inventory Obsolescence:

A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsalable inventory. The review encompasses historical unit sales trends by title, current market conditions, including estimates of customer demand compared to the number of units currently on hand, and publication revision cycles. The inventory obsolescence reserve is reported as a reduction of the Inventories, net balance on the Consolidated Statements of Financial Position and amounted to $15.8 million and $18.2 million as of April 30, 2019 and 2018, respectively.

Product Development Assets:

Product development assets consist of book composition costs and other product development costs. Costs associated with developing a book publication are expensed until the product is determined to be commercially viable. Book composition costs represent the costs incurred to bring an edited commercial manuscript to publication, which include typesetting, proofreading, design, illustration costs, and digital formatting. Book composition costs are capitalized and are generally amortized on a double-declining basis over their estimated useful lives, ranging from 1 to 3 years. Other product development costs represent the costs incurred in developing software, platforms, and digital content to be sold and licensed to third parties. Other product development costs are capitalized and generally amortized on a straight-line basis over their estimated useful lives. As of April 30, 2019, the weighted average estimated useful life of other product development costs was approximately 5 years.

Royalty Advances:

Royalty advances are capitalized and, upon publication, are expensed as royalties earned based on sales of the published works. Royalty advances are reviewed for recoverability and a reserve for loss is maintained, if appropriate.

Shipping and Handling Costs:

Costs incurred for third party shipping and handling are primarily reflected in Operating and Administrative Expenses on the Consolidated Statements of Income. We incurred $32.7 million, $33.7 million, and $39.1 million in shipping and handling costs in the years ended April 30, 2019, 2018, and 2017, respectively.

Advertising Expense:

Advertising costs are expensed as incurred. We incurred $89.5 million, $68.3 million, and $61.4 million in advertising costs in the years ended April 30, 2019, 2018, and 2017, respectively, and these costs are included in Cost of Sales and Operating and Administrative Expenses on the Consolidated Statements of Income. Advertising costs of $53.7 million, $38.3 million, and $32.4 million were included in Cost of Sales in the years ended April 30, 2019, 2018, and 2017, respectively. Advertising costs of $35.8 million, $30.0 million, and $29.0 million were included in Operating and Administrative Expenses in the years ended April 30, 2019, 2018, and 2017, respectively. Refer to the section above “Change in Accounting Policy” for more information regarding the reclassification of certain advertising and marketing costs incurred by our Education Services business to fulfill performance obligations from contracts with educational institutions.

Technology, Property, and Equipment:

Technology, property, and equipment is recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred.

Technology, property and equipment is depreciated using the straight-line method based upon the following estimated useful lives: Computer Software – 3 to 10 years, Computer Hardware – 3 to 5 years; Buildings and Leasehold Improvements – the lesser of the estimated useful life of the asset up to 40 years or the duration of the lease; Furniture, Fixtures, and Warehouse Equipment – 5 to 10 years.

Costs incurred for computer software internally developed or obtained for internal use are capitalized during the application development stage and expensed as incurred during the preliminary project and post-implementation stages. Costs incurred during the application development stage include costs of materials and services and payroll and payroll-related costs for employees who are directly associated with the software project. Such costs are amortized over the expected useful life of the related software, which is generally 3 to 5 years. Costs related to the investment in our Enterprise Resource Planning and related systems are amortized over an expected useful life of 10 years. Maintenance, training, and upgrade costs that do not result in additional functionality are expensed as incurred.

Index

Allocation of Acquisition Purchase Price to Assets Acquired and Liabilities Assumed:

In connection with acquisitions, we allocate the cost of the acquisition to the assets acquired and the liabilities assumed based on the estimates of fair value for such items, including intangible assets and technology acquired. Such estimates include discounted estimated cash flows to be generated by those assets and the expected useful lives based on historical experience and current market trends to be achieved from the acquisition and the expected tax basis of assets acquired. We may use a third-party valuation consultant to assist in the determination of such estimates.

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

Intangible assets with finite lives as of April 30, 2019, are amortized on a straight line basis over the following weighted average estimated useful lives: content and publishing rights – 34 years, customer relationships – 18 years, brands and trademarks – 16 years, non-compete agreements – 3 years.

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

Foreign Currency Gains/Losses:

We maintain operations in many non-U.S. locations. Assets and liabilities are translated into U.S. dollars using end-of-period exchange rates and revenues and expenses are translated into U.S. dollars using weighted average rates. Our significant investments in non-U.S. businesses are exposed to foreign currency risk. Foreign currency translation adjustments are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity. During the year ended April 30, 2019, we recorded $60.5 million of foreign currency translation losses primarily as a result of the fluctuations of the U.S. dollar relative to the British pound sterling and, to a lesser extent, the euro. Foreign currency transaction gains or losses are recognized on the Consolidated Statements of Income as incurred.

Stock-Based Compensation:

We recognize stock-based compensation expense based on the fair value of the stock-based awards on the grant date, reduced by an estimate for future forfeited awards. As such, stock-based compensation expense is only recognized for those awards that are expected to ultimately vest. The fair value of stock-based awards is recognized in net income generally on a straight-line basis over the requisite service period. The grant date fair value for stock options is estimated using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model required us to make judgments and estimates, which include the expected life of an option, the expected volatility of our Common Stock over the estimated life of the option, a risk-free interest rate, and the expected dividend yield. Judgment was also required in estimating the amount of stock-based awards that may be forfeited. Stock-based compensation expense associated with performance-based stock awards is based on actual financial results for targets established three years in advance. The cumulative effect on current and prior periods of a change in the estimated number of performance share awards, or estimated forfeiture rate, is recognized as an adjustment to earnings in the period of the revision. If actual results differ significantly from estimates, our stock-based compensation expense and consolidated results of operations could be impacted.

Index

Recently Adopted Accounting Standards

Stock Compensation – Scope of Modification Accounting

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is only required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. We adopted ASU 2017-09 on May 1, 2018 and there was no impact to our consolidated financial statements. The new guidance must be applied prospectively to awards modified on or after the adoption date. The future impact of ASU 2017-09 will be dependent on the nature of future stock award modifications.

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

The effect of retrospectively adopting this guidance resulted in a reclassification of net benefits (costs) of $8.1 million and $(5.3) million from Operating and Administrative Expenses to Interest and Other Income (Expense) on the Consolidated Statements of Income for the years ended April 30, 2018 and 2017, respectively. The amount included in Interest and Other Income (Expense) on the Consolidated Statements of Income for the year ended April 30, 2019 was a net benefit of $8.8 million. We do not capitalize any service costs.

Business Combinations: Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or business. We adopted ASU 2017-01 on May 1, 2018 and the adoption had no impact for us in fiscal year 2019. The future impact of ASU 2017-01 will be dependent upon the nature of future acquisitions or dispositions made by us.

Statement of Cash Flows: Restricted Cash

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that entities include restricted cash and restricted cash equivalents with cash and cash equivalents in the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. We adopted ASU 2016-18 on May 1, 2018. Retrospective transition method is to be applied to each period presented. As a result of this retrospective adoption, the reclassification of restricted cash into a change in total cash resulted in a reduction in Cash Provided By Operating Activities of $0.5 million for the year ended April 30, 2018. There was no impact for the year ended April 30, 2017.

Index

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Financial Position that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	April 30, 2019	April 30, 2018	April 30, 2017	April 30, 2016
Cash and cash equivalents	$92,890	$169,773	$58,516	$363,806
Restricted cash included in Prepaid expenses and other current assets	658	484	—	—
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$93,548	$170,257	$58,516	$363,806

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

The adoption of the new revenue standard resulted in the discontinuance of the historical practice of presenting accounts receivable and deferred revenue balances on a net basis for some of our subscription licensing agreements where we have invoiced a customer in advance of the related revenue being recognized and payment has not yet been received. As of April 30, 2018, the amounts that were previously netted down from accounts receivable and deferred revenue were $59.5 million. The current policy for our subscription licensing agreements is to record accounts receivable when performance occurs and recognize contract liabilities, at the earlier of cash payment being received or the invoice is sent.

In addition, the adoption of the new revenue standard resulted in the reclassification of the sales return reserve provision to Contract Liability (Deferred Revenue) from Accounts Receivable, Net on the Consolidated Statements of Financial Position. As of April 30, 2019 and 2018 the amount was $25.9 million and $28.3 million, respectively.

The impact of the adoption of the new revenue standard was not material to our Consolidated Statements of Income for the year ended April 30, 2019; therefore, we have omitted the disclosure that summarizes the effect of the revenue recognition standard by line item on our Consolidated Statements of Income. The impact to the Consolidated Statements of Financial Position was also not material by line item, except for the reclassification of the sales return reserve provision to contract liability from accounts receivable, net. The cumulative effect of the changes made to our Consolidated Statements of Financial Position at May 1, 2018 as a result of adoption of the new revenue standard using the modified retrospective method were as follows:
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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The standard is effective for us on May 1, 2019, and interim periods within that fiscal year, with early adoption permitted. We adopted ASU 2018-02 on May 1, 2019. We did not elect to reclassify the income tax effects from comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act. Our policy for releasing the income tax effects from accumulated other comprehensive income is when the corresponding pretax accumulated other comprehensive income items are reclassified to earnings.

Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” to simplify and improve the application and financial reporting of hedge accounting. Subsequently, in November 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”.  In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” ASU 2017-12 eases the requirements for measuring and reporting hedge ineffectiveness and clarifies that changes in the fair value of hedging instruments for cash flow, net investment, and fair value hedges should be reflected in the same income statement line item as the earnings effect of the hedged item. The guidance also permits entities to designate specific components in cash flow and interest rate hedges as the hedged risk, instead of using total cash flows. ASU 2018-16 allows the use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes. These ASUs are effective for us on May 1, 2019, with early adoption permitted. We adopted ASU 2017-12, 2018-16 and 2019-04, for those portions related to ASU 2017-02, on May 1, 2019 and there was no impact to our consolidated financial statements at the date of adoption. The future impact will depend upon any future hedging activities we may enter into.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, “Intangibles–Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment”, which simplifies the measurement of a potential goodwill impairment charge by eliminating the requirement to calculate an implied fair value of the goodwill based on the fair value of a reporting unit’s other assets and liabilities. The new guidance eliminates the implied fair value method and instead measures a potential impairment charge based on the excess of a reporting unit’s carrying value compared to its fair value. The impairment charge cannot exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for us on May 1, 2020, with early adoption permitted. Based on our most recent annual goodwill impairment test completed in the year ended April 30, 2019, we expect no initial impact on adoption.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” Subsequently, in May 2019, the FASB issued ASU 2019-05 - "Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief”, in April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” and in November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”.  ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13, ASU 2019-05, ASU 2019-04 and ASU 2018-19 are effective for us on May 1, 2020, including interim periods within those fiscal periods, with early adoption permitted. We are currently assessing the impact the new guidance will have on our consolidated financial statements.

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

In addition, the new standard provides as a practical expedient, certain policy elections for ongoing lease accounting to (i) not separate nonlease components from the associated lease component if certain conditions are met, and (ii) not recognize ROU assets and lease liabilities for leases that qualify as short-term. If the short-term recognition exemption is elected, we will not recognize ROU assets or lease liabilities for existing short-term leases in transition. We expect to elect these policy elections.

The standard is effective for us on May 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. A company may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as of its date of initial application. We adopted the new standard on May 1, 2019 and used the effective date as the date of initial application. Accordingly, previously reported financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before May 1, 2019.  We expect to recognize operating lease liabilities ranging from approximately $175 to $185 million based on the present value of the remaining minimum rental payments for existing operating leases and ROU assets ranging from approximately $135 to $145 million on our Consolidated Statements of Financial Position. Additionally, we are in the process of implementing a lease accounting system for our leases, including the conversion of our existing lease data to a new system and implementing relevant internal controls and procedures.

See Note 15, “Commitment and Contingencies,” of the Notes to Consolidated Financial Statements for details of our operating leases and future commitments.

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

Index

Disaggregation of Revenue

The following tables present our revenue from contracts with customers disaggregated by segment and product type for the years ended April 30, 2019, 2018 and 2017:

	Years Ended April 30,
	2019				2018				2017
	Research	Publishing	Solutions	Total	Research	Publishing	Solutions	Total	Research	Publishing	Solutions	Total
Research:
Journals Subscriptions	$661,055	$—	$—	$661,055	$677,685	$—	$—	$677,685	$639,720	$—	$—	$639,720
Open Access	54,671	—	—	54,671	41,997	—	—	41,997	30,633	—	—	30,633
Licensing, Reprints, Backfiles and Other	185,619	—	—	185,619	181,806	—	—	181,806	164,070	—	—	164,070
Publishing Technology Services (Atypon)	35,968	—	—	35,968	32,907	—	—	32,907	19,066	—	—	19,066
Publishing:
STM and Professional Publishing	—	265,719	—	265,719	—	287,315	—	287,315	—	291,255	—	291,255
Education Publishing	—	157,579	—	157,579	—	187,178	—	187,178	—	196,343	—	196,343
Courseware (WileyPLUS)	—	63,485	—	63,485	—	59,475	—	59,475	—	62,348	—	62,348
Test Preparation and Certification	—	40,606	—	40,606	—	35,534	—	35,534	—	35,609	—	35,609
Licensing, Distribution, Advertising and Other	—	46,803	—	46,803	—	48,146	—	48,146	—	47,894	—	47,894
Solutions:
Education Services	—	—	157,549	157,549	—	—	119,131	119,131	—	—	111,638	111,638
Professional Assessment	—	—	65,889	65,889	—	—	61,094	61,094	—	—	59,868	59,868
Corporate Learning	—	—	65,126	65,126	—	—	63,835	63,835	—	—	60,086	60,086
Total	$937,313	$574,192	$288,564	$1,800,069	$934,395	$617,648	$244,060	$1,796,103	$853,489	$633,449	$231,592	$1,718,530

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

Journal Subscriptions

We publish approximately 1,700 academic research journals. We sell journal subscriptions directly through our sales representatives, indirectly through independent subscription agents, through promotional campaigns, and through memberships in professional societies for those journals that are sponsored by societies. Journal subscriptions are primarily licensed through contracts for digital content available online through Wiley Online Library, which we migrated to our Literatum platform, acquired as part of our purchase of Atypon Systems, Inc. (“Atypon”) in March 2018. Contracts are negotiated by us directly with customers or their subscription agents. Subscription periods typically cover calendar years. Print journals are generally mailed to subscribers directly from independent printers. We do not own or manage printing facilities. Subscription revenue is generally collected in advance.

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

Open Access

Under the Author-Funded Access business model, accepted research articles are published subject to payment of Article Publication Charges (“APCs”). All Author-Funded articles are immediately free to access online. Contributors of Author-Funded Access articles retain many rights and typically license their work under terms that permit re-use. Author-Funded Access offers authors choices in how to share and disseminate their work, and it serves the needs of researchers who may be required by their research funder to make articles freely accessible without embargo. APCs are typically paid by the individual author or by the author’s funder, and payments are often mediated by the author’s institution. We provide specific workflows and infrastructure to authors, funders and institutions to support the requirements of the Author-Funded Access model.

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

In January 2019, Wiley announced a new contractual arrangement in support of Open Access, a countrywide partnership agreement with Projekt DEAL, a representative of nearly 700 academic institutions in Germany. This transformative three-year agreement provides all Projekt DEAL institutions with access to read Wiley’s academic journals back to the year 1997, and researchers at Projekt DEAL institutions can publish articles open access in Wiley’s journals. The partnership will better support institutions and researchers in advancing open science, driving discovery, and developing and disseminating knowledge. We are compensated primarily through a fee per article published.

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

Publishing Segment

Included within the Publishing segment are the following revenue streams:
●	STM (Scientific, Technical and Medical) and Professional Publishing,
●	Education Publishing,
●	Courseware (WileyPLUS),
●	Test Preparation and Certification, and
●	Licensing, Distribution, Advertising and Other.

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

Courseware (WileyPLUS)

We offer high-quality online learning solutions, including WileyPLUS, a research-based, online environment for effective teaching and learning that is integrated with a complete digital textbook. Courseware customers purchase access codes to utilize the product.  This could include a single or multiple performance obligations based on the number of course ISBN’s purchased. Revenue is recognized when the access codes are activated and then over the applicable semester term such product relates to.

Test Preparation and Certification

The Test Preparation and Certification business represents learning solutions, training activities and print and digital formats that are delivered to customers directly through online digital delivery platforms, bookstores, online booksellers, and other customers. Products include CPAExcel, a modular, digital platform comprised of online self-study, videos, mobile apps, and sophisticated planning tools to help professionals prepare for the CPA exam, and test preparation products for the CFA®, CMA, CIA®, CMT®, FRN®, FINRA, Banking, and PMP® exams.

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

Index

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

Education Services includes a single performance obligation for the services provided because of the integrated technology and services our institutional clients need to attract, enroll, educate and support students. Consideration is variable since it is based on the number of students enrolled in a program. We begin to recognize revenue at the start of the delivery of the class within a semester, which is also when the variable consideration contingency is resolved.

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

The following table provides information about receivables and contract liabilities from contracts with customers.
	April 30, 2019	April 30, 2018 (1)	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net (2)	$294,867	$212,377	$82,490
Contract liability (Deferred revenue) (2)	507,365	486,353	21,012
Contract liability (Deferred revenue) (included in Other Long-Term Liabilities)	$10,722	$—	$10,722

Index

(1) As noted above, prior period amounts have not been adjusted due to adoption of the new revenue standard under the modified retrospective method.

(2) Due to the adoption of the new revenue standard, the sales return reserve as of April 30, 2019 of $25.9 million is recorded in Contract Liability (Deferred Revenue). In prior periods, it was recorded as a reduction to Accounts Receivable, net on the Consolidated Statements of Financial Position. At April 30, 2018 the sales return reserve was $28.3 million.

Revenue recognized for the year ended April 30, 2019 relating to the contract liability at April 30, 2018 after the adjustments for the adoption of the new revenue standard on May 1, 2018 was $530.4 million.

Remaining Performance Obligations included in Contract Liability (Deferred Revenue)

As of April 30, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $518.1 million, which included the sales return reserve of $25.9 million. Excluding the sales return reserve, we expect that approximately $481.5 million will be recognized in the next twelve months with the remaining $10.7 million to be recognized thereafter.

Assets Recognized for the Costs to Fulfill a Contract

Costs to fulfill a contract are directly related to a contract that will be used to satisfy a performance obligation in the future and are expected to be recovered. These types of costs are incurred in the following revenue streams, (1) Publishing Technology Services (Atypon) and (2) Education Services.

Our assets associated with incremental costs to fulfill a contract were $8.9 million at April 30, 2019 and are included within Other Non-Current Assets on our Consolidated Statements of Financial Position. We recorded amortization expense of $2.6 million during the year ended April 30, 2019 related to these assets within Cost of Sales on the Consolidated Statements of Income. The costs related to Education Services were previously included in Product Development Assets on our Consolidated Statements of Financial Position. Certain costs related to Publishing Technology Services (Atypon) were previously included in Technology, Property and Equipment, net on our Consolidated Statements of Financial Position.

Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Publishing segment, occur before the transfer of control of the related goods. Therefore, in accordance with the new revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are primarily reflected in Operating and Administrative Expenses on the Consolidated Statements of Income. We incurred $32.7 million, $33.7 million, and $39.1 million in shipping and handling costs in the years ended April 30, 2019, 2018 and 2017 respectively.

Note 4 – Acquisition

The Learning House, Inc.

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

The fair value of the consideration transferred was approximately $201.3 million which included $200.7 million of cash and $0.6 million of warrants, inclusive of purchase price adjustments which were finalized in the fourth quarter of fiscal year 2019. We financed the payment of the cash consideration through borrowings under our revolving credit agreement ("RCA").  The warrants were classified as equity and allow the holder to purchase 400,000 shares of our Class A Common Stock at an exercise price of $90.00, subject to adjustments. The term of the warrants is three years, expiring on November 1, 2021. The fair value of the warrants was determined using the Black-Scholes option pricing model. The fair value of the cash consideration transferred, net of $10.3 million of cash acquired was approximately $190.4 million.

The transaction was accounted for using the acquisition method of accounting. We recorded the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date, all of which are included in the Solutions segment. None of the goodwill will be deductible for tax purposes. The allocation of the consideration transferred to the assets acquired and the liabilities assumed is preliminary and could be revised as a result of additional information obtained due to the finalization of the third-party valuation report,  tax related matters and contingencies, but such amounts will be finalized within the measurement period, which will not exceed one year from the acquisition date. The following table summarizes the consideration transferred to acquire Learning House and the preliminary allocation of the purchase price among the assets acquired and the liabilities assumed.

Index

Preliminary Allocation as of April 30, 2019
Total consideration transferred	$201,274

Assets:
Current Assets
Cash and cash equivalents	10,293
Accounts receivable, net	8,621
Prepaid expenses and other current assets	1,439
Total Current Assets	20,353

Technology, Property and Equipment, net	343
Intangible Assets, net	109,548
Goodwill	110,805
Other Non-Current Assets	5,025
Total Assets	$246,074

Liabilities:
Current Liabilities
Accounts payable	1,542
Contract liability (Deferred revenue)	959
Accrued employment costs	4,925
Other accrued liabilities	9,422
Total Current Liabilities	16,848

Deferred Income Tax Liabilities	26,769
Other Long-Term Liabilities	1,184
Total Liabilities	$44,801

The following table summarizes the identifiable intangible assets acquired and their weighted-average useful life at the date of acquisition.

	Estimated Fair Value	Weighted-Average Useful Life (in Years)
Customer Relationships	$103,850	15
Course Content	5,698	4
Total	$109,548

Learning House’s revenue and operating loss included in our Solutions segment results for the year ended April 30, 2019 was $31.5 million and $8.0 million, respectively.

Pro forma financial information related to this acquisition has not been provided as it is not material to our consolidated results of operations.

Atypon Systems, Inc.

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

Index

Atypon's revenue included in our Research segment results for the years ended April 30, 2019, 2018 and 2017 were $36.0 million, $32.9 million and $19.1 million, respectively. Atypon's operating loss included in our Research segment results for the years ended April 30, 2019, 2018 and 2017 were $3.9 million, $2.7 million and $3.5 million, respectively.

Note 5 – Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share for the years ended April 30 follows:

	2019	2018	2017
Weighted average shares outstanding	57,240	57,181	57,531
Less: Unvested restricted shares	(48)	(138)	(194)
Shares used for basic earnings per share	57,192	57,043	57,337
Dilutive effect of stock options and other stock awards	648	845	862
Shares used for diluted earnings per share	57,840	57,888	58,199

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 260,984, 244,590 and 301,527 shares of Class A Common Stock have been excluded for the years ended April 30, 2019, 2018 and 2017, respectively. In addition, there were no restricted shares excluded for the year ended April 30, 2019. For the years ended April 30, 2018 and 2017, restricted shares of 26,740 and none, respectively, have been excluded as their inclusion would have been anti-dilutive.

Warrants to purchase 242,402 shares of Class A Common Stock have not been included for the year ended April 30, 2019. There were no warrants issued during the years ended April 30, 2018 and 2017.

Note 6 – Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the years ended April 30, 2019, 2018, and 2017 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total
Balance at April 30, 2016	$(267,920)	$(179,405)	$(361)	$(447,686)
Other comprehensive (loss) income before reclassifications	(51,292)	(18,458)	2,735	(67,015)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	7,361	53	7,414
Total other comprehensive (loss) income	(51,292)	(11,097)	2,788	(59,601)
Balance at April 30, 2017	$(319,212)	$(190,502)	$2,427	$(507,287)
Other comprehensive income (loss) before reclassifications	67,639	(4,979)	1,739	64,399
Amounts reclassified from Accumulated Other Comprehensive Loss	—	4,455	(1,147)	3,308
Total other comprehensive income (loss)	67,639	(524)	592	67,707
Balance at April 30, 2018	$(251,573)	$(191,026)	$3,019	$(439,580)
Other comprehensive (loss) income before reclassifications	(60,534)	(9,422)	1,121	(68,835)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	4,391	(4,714)	(323)
Total other comprehensive loss	(60,534)	(5,031)	(3,593)	(69,158)
Balance at April 30, 2019	$(312,107)	$(196,057)	$(574)	$(508,738)

For the years ended April 30, 2019 and 2018, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $5.5 million and $5.9 million, respectively, were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses and Interest and Other Income (Expense) on the Consolidated Statements of Income.

Note 7 – Restructuring and Related Charges

In the years ended April 30, 2019, 2018 and 2017, we recorded pre-tax restructuring and related charges of $3.1 million, $28.6 million, and $13.4 million, respectively, which are reflected in the Restructuring and Related Charges line item on the Consolidated Statements of Income and described in more detail below:

Index

Restructuring and Reinvestment Program:

Beginning in the year ended April 30, 2013, we initiated a global program (the “Restructuring and Reinvestment Program”) to restructure and realign our cost base with current and anticipated future market conditions. We are targeting a majority of the expected cost savings achieved to improve margins and earnings, while the remainder will be reinvested in high-growth digital business opportunities.

The following tables summarize the pre-tax restructuring charges related to this program:
	2019	2018	2017	Total Charges Incurred to Date
Charges by Segment:
Research	$1,131	$5,257	$1,949	$26,544
Publishing	650	6,443	1,596	39,581
Solutions	878	3,695	1,787	7,125
Corporate Expenses	459	13,171	8,023	96,378
Total Restructuring and Related Charges	$3,118	$28,566	$13,355	$169,628

Charges (Credits) by Activity:
Severance	$1,456	$27,213	$8,386	$116,259
Consulting and Contract Termination Costs	526	1,815	148	21,155
Other Activities	1,136	(462)	4,821	32,214
Total Restructuring and Related Charges	$3,118	$28,566	$13,355	$169,628

Other Activities for the year ended April 30, 2019 reflect lease impairment related costs. The credits in Other Activities for the year ended April 30, 2018 mainly reflect changes in estimates for previously accrued restructuring charges related to facility lease reserves. Other Activities for the year ended April 30, 2017 reflect facility relocation and lease impairment related costs.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the year ended April 30, 2019:

	April 30, 2018	Charges	Payments	Foreign Translation & Other Adjustments	April 30, 2019
Severance	$17,279	$1,456	$(13,388)	$(460)	$4,887
Consulting and Contract Termination Costs	—	526	(223)	—	303
Other Activities	2,772	1,136	(1,608)	244	2,544
Total	$20,051	$3,118	$(15,219)	$(216)	$7,734

The charges above are net of changes in estimates for previously accrued restructuring charges. The restructuring liability for accrued severance costs of $4.9 million is reflected in Accrued Employment Costs on the Consolidated Statements of Financial Position. The liability for Consulting and Contract Termination Costs is reflected in Other Accrued Liabilities. Approximately $1.1 million and $1.4 million of the Other Activities are included in Other Accrued Liabilities and Other Long-Term Liabilities, respectively on the Consolidated Statements of Financial Position, and mainly relate to facility relocation and lease impairment related costs. We currently do not anticipate any further material charges related to the Restructuring and Reinvestment Program.

The amount included in Other Long-Term Liabilities that relates to Other Activities is expected to be paid starting in 2021 until 2022.

Note 8 – Inventories

Inventories, net at April 30 were as follows:

	2019	2018
Finished Goods	$33,736	$36,503
Work-in-Process	2,094	2,139
Paper and Other Materials	373	550
	36,203	39,192
Inventory Value of Estimated Sales Returns	3,739	4,626
LIFO Reserve	(4,360)	(4,329)
Total Inventories	$35,582	$39,489

Index

See Note 2, “Summary of Significant Accounting Policies, Recently Issued and Recently Adopted Accounting Standards,” under the caption “Sales Return Reserves,” for a discussion of the Inventory Value of Estimated Sales Returns. Finished Goods are net of a reserve for inventory obsolescence of $15.8 million and $18.2 million as of April 30, 2019 and 2018, respectively.

Note 9 – Product Development Assets

Product development assets consisted of the following at April 30:

	2019	2018
Book Composition Costs	$19,197	$24,887
Software Costs	38,048	52,078
Content Development Costs	5,225	1,849
Total	$62,470	$78,814

Product development assets include $4.3 million and $4.1 million of work-in-process as of April 30, 2019 and 2018, respectively, mainly for book composition costs.

Product development assets are net of accumulated amortization of $236.5 million and $238.1 million as of April 30, 2019 and 2018, respectively.

Note 10 – Technology, Property and Equipment

Technology, property and equipment, net consisted of the following at April 30:
	2019	2018
Capitalized Software	$440,437	$390,774
Computer Hardware	68,718	57,493
Buildings and Leasehold Improvements	118,685	121,381
Furniture, Fixtures, and Warehouse Equipment	57,471	60,869
Land and Land Improvements	3,390	3,678
	688,701	634,195
Accumulated Depreciation and Amortization	(399,680)	(344,261)
Total	$289,021	$289,934

The following table details our depreciation and amortization expense for technology, property and equipment, net for the years ended April 30:

	2019	2018	2017
Capitalized Software Amortization Expense	$50,095	$45,449	$48,343
Depreciation and Amortization Expense, Excluding Capitalized Software	19,323	18,878	18,340
Total Depreciation and Amortization Expense for Technology, Property and Equipment	$69,418	$64,327	$66,683

Technology, property and equipment includes $2.3 million and zero of work-in-process as of April 30, 2019 and 2018, respectively, mainly for capitalized software.

The net book value of capitalized software costs was $200.2 million and $198.0 million as of April 30, 2019 and 2018, respectively.

Index

Note 11 – Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill by segment as of April 30:
	2018 (1)	Acquisition (2)	Foreign Translation Adjustment	2019
Research	$463,419	$—	$(24,908)	$438,511
Publishing	283,851	—	(706)	283,145
Solutions	272,531	110,805	(9,326)	374,010
Total	$1,019,801	$110,805	$(34,940)	$1,095,666

(1)	The April 30, 2018 goodwill balances were revised for the Publishing segment which decreased and the Solutions segment which increased to reflect foreign translation adjustments of $11.6 million.

(2)	Refer to Note 4, “Acquisition,” in the Notes to Consolidated Financial Statements for more information related to the acquisition of Learning House on November 1, 2018.

Prior to fiscal year 2019, we reviewed goodwill for impairment on a reporting unit basis annually during the third quarter of each year, using a measurement date of January 31, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for our annual goodwill impairment test in the third quarter of 2018 and 2017 we performed a quantitative test for all of our reporting units.

As discussed below, during the fourth quarter of 2018, we voluntarily changed our annual impairment assessment date from January 31 to February 1 for all of our reporting units and our indefinite-lived intangible assets. For our annual goodwill impairment test in the fourth quarter of 2019 we performed a quantitative test for all of our reporting units and in the fourth quarter of 2018 we performed a qualitative assessment for all of our reporting units.

The goodwill impairment test involves a two-step process. In step one, we compare the fair value of each of our reporting units to its carrying value, including the goodwill allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, there is no indication of impairment and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform step two of the impairment test to measure the amount of impairment loss, if any. In step two, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.

2019 Annual Impairment Test as of February 1, 2019

During the fourth quarter of 2019, we completed step one of our annual goodwill impairment test for our reporting units. We concluded that the fair values of these reporting units were above their carrying values and, therefore, there was no indication of impairment.

We estimated the fair value of these reporting units using a weighting of fair values derived from an income and a market approach. Under the income approach, we determined the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. The market approach estimates fair value based on market multiples of current and forward 12-month operating performance results, as applicable, derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.

As noted above, the fair value determined under step one of the goodwill impairment test completed in the fourth quarter of 2019 exceeded the carrying value for each reporting unit. Therefore, there was no impairment of goodwill. However, if the fair value decreases in future periods, we may fail step one of the goodwill impairment test and be required to perform step two. In performing step two, the fair value would have to be allocated to all of the assets and liabilities of the reporting unit. Therefore, any potential goodwill impairment charge would be dependent upon the estimated fair value of the reporting unit at that time and the outcome of step two of the impairment test. The fair values of the assets and liabilities of the reporting unit, including the intangible assets, could vary depending on various factors.

Index

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

We also review our indefinite-lived intangible assets for impairment annually, which consists of brands and trademarks and certain acquired publishing rights. During the fourth quarter of 2019, we completed our annual impairment test related to the indefinite lived intangible assets. We concluded that the fair values of these indefinite-lived intangible assets were above their carrying values and, therefore, there was no indication of impairment. We also concluded that one of our indefinite-lived trademarks had an excess of estimated fair value over its carrying value of approximately 7% as of the 2019 annual impairment test.

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

In connection with the change in the date of the annual goodwill impairment test, we completed a qualitative assessment of the goodwill by reporting unit as of February 1, 2018 and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. In addition, we also completed a qualitative assessment of our indefinite-lived intangible assets as of February 1, 2018 and concluded that it was more likely than not that the fair value of each of the indefinite-lived intangible assets exceeded its carrying amount.

Intangibles

Intangible assets, net as of April 30 were as follows:

	2019				2018
	Cost	Accumulated Amortization	Accumulated Impairment	Net	Cost	Accumulated Amortization	Accumulated Impairment	Net
Intangible Assets with Determinable Lives, net
Content and Publishing Rights (1)	$806,628	$(417,456)	$—	$389,172	$824,146	$(387,386)	$—	$436,760
Customer Relationships (1)	310,977	(65,147)	—	245,830	212,020	(50,291)	—	161,729
Brands and Trademarks	32,802	(19,809)	—	12,993	32,111	(16,011)	—	16,100
Covenants not to Compete	1,681	(1,236)	—	445	1,499	(844)	—	655
Total	1,152,088	(503,648)	—	648,440	1,069,776	(454,532)	—	615,244
Intangible Assets with Indefinite Lives
Brands and Trademarks	134,509	—	(3,600)	130,909	142,189	—	(3,600)	138,589
Content and Publishing Rights	86,223	—	—	86,223	94,238	—	—	94,238
Total	220,732	—	(3,600)	217,132	236,427	—	(3,600)	232,827
Total Intangible Assets, Net	$1,372,820	$(503,648)	$(3,600)	$865,572	$1,306,203	$(454,532)	$(3,600)	$848,071

(1) As of April 30, 2019, amounts include intangible assets acquired as part of the acquisition of Learning House on November 1, 2018. Refer to Note 4, “Acquisition,” in the Notes to Consolidated Financial Statements for more information related to the acquisition of Learning House.

Based on the current amount of intangible assets subject to amortization and assuming current foreign exchange rates, the estimated amortization expense for the following years are as follows:

Index

Fiscal Year	Amount
2020	$50,419
2021	48,517
2022	44,115
2023	40,305
2024	37,929
Thereafter	427,155
Total	$648,440

In conjunction with a business review performed in the Publishing segment associated with the restructuring activities in the first quarter of the year ended April 30, 2018, we identified an indefinite-lived brand with forecasted cash flows that did not exceed its carrying value. As a result, an impairment charge of $3.6 million was recorded in the first quarter of the year ended April 30, 2018 to reduce the carrying value of the brand to its fair value of $1.2 million, which will now be amortized over an estimated useful life of 5 years. This impairment charge was included in Operating and Administrative Expenses on the Consolidated Statements of Income.

Note 12 – Income Taxes

The provisions for income taxes for the years ended April 30 were as follows:

	2019	2018	2017
Current Provision
U.S. – Federal	$2,384	$(2,216)	$912
International	52,518	46,112	105,228
State and Local	2,536	961	100
Total Current Provision	$57,438	$44,857	$106,240
Deferred Provision (Benefit)
U.S. – Federal	$335	$(26,062)	$(13,852)
International	(7,630)	2,420	(15,330)
State and Local	(5,454)	530	415
Total Deferred (Benefit) Provision	$(12,749)	$(23,112)	$(28,767)
Total Provision	$44,689	$21,745	$77,473

International and United States pretax income for the years ended April 30 were as follows:

	2019	2018	2017
International	$204,326	$219,178	$192,910
United States	8,626	(5,247)	(1,794)
Total	$212,952	$213,931	$191,116

Our effective income tax rate as a percentage of pretax income differed from the U.S. federal statutory rate as shown below:

	2019	2018	2017
U.S. Federal Statutory Rate	21.0%	30.4%	35.0%
German Tax Litigation Expense	—	—	25.7
Cost (Benefit) of Higher (Lower) Taxes on Non-U.S. Income	0.9	(8.4)	(12.7)
State Income Taxes, net of U.S. Federal Tax Benefit	(1.3)	0.4	0.1
Deferred Tax (Benefit) from U.S. Tax Reform Rate Change	0.1	(11.7)	—
Deferred Tax Benefit from U.K. Statutory Tax Rate Change	—	—	(1.3)
Tax Credits and Related Benefits	(0.8)	(1.7)	(6.2)
Tax Adjustments and Other	1.1	1.2	(0.1)
Effective Income Tax Rate	21.0%	10.2%	40.5%

A substantial portion of our 2019 income was earned outside the U.S. in jurisdictions with different statutory income tax rates than our U.S. statutory rate including: U.K. (57%), Germany (24%), and Australia (7%).

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation originally known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed us to record provisional amounts related to the effect of the Tax Act during a measurement period not to extend beyond one year of the enactment date.  We completed our analysis during the year ended April 30, 2019 within the measurement period in accordance with SAB 118.

Index

The effective tax rate for the year ended April 30, 2019 was greater than the year ended April 30, 2018 due to the net deferred tax benefit from the Tax Act in the year ended April 30, 2018. Excluding the effect of the Tax Act, the rate was 21.9% for the year ended April 30, 2018, compared to 21.0% for the year ended April 30, 2019.

The effective tax rate was equal to the U.S. statutory rate for the year ended April 30, 2019. The increase from higher taxes on non-U.S. income and various other items was offset by a state tax benefit from more favorable apportionment factors which reduced our deferred tax liabilities, net of federal benefit.

German Tax Litigation Expense: In the year ended April 30, 2017, the German Federal Fiscal Court affirmed a lower court decision disallowing deductions related to a stepped-up basis in certain assets. As a result, we incurred an income tax charge of approximately $49 million ($0.85 per share).

Deferred Tax Benefit from U.K. Statutory Tax Rate Change: In fiscal year 2016, the U.K. reduced its statutory rate to 19% beginning April 1, 2017, and 18% beginning April 1, 2020, and in fiscal year 2017, the U.K. further reduced its statutory rate beginning on April 1, 2020, from 18% to 17%. This resulted in a non-cash deferred tax benefit from the re-measurement of our applicable U.K. deferred tax balances of $2.6 million ($0.04 per share) in the year ended April 30, 2017.

Tax Adjustments and Other: In each of the years ended April 30, 2019 and April 30, 2018, we recorded a tax benefit of $0.3 million and $0.6 million, respectively related to the expiration of the statute of limitations or favorable resolutions of federal, state, and foreign tax matters with tax authorities.

The Tax Act

On December 22, 2017, the U.S. government enacted comprehensive tax legislation. The Tax Act significantly revised the U.S. corporate income tax system by, among other changes, the following:
•	lowering the U.S. federal corporate income tax rate to 21% with a potentially lower rate for certain foreign derived income;
•	accelerating deductions for certain business assets;
•	establishing a dividend received deduction, generally eliminating federal income taxes on cash repatriation from foreign subsidiaries;
•	requiring companies to pay a one-time transition tax on post-1986 unrepatriated cumulative non-U.S. earnings and profits (“E&P”) of foreign subsidiaries;
•	eliminating certain deductions such as the domestic production deduction;
•	establishing limitations on the deductibility of certain expenses including interest and executive compensation; and
•	creating new taxes on certain foreign earnings.

Deferred tax balances – In the year ended April 30, 2018 we remeasured our U.S. deferred tax assets and liabilities based on the federal rate at which they are expected to reverse in the future, generally 21% for reversals anticipated to occur after April 30, 2019. In the prior period, the provisional amount recorded related to the re-measurement of our net deferred tax liability was an estimated net benefit of $25.0 million. During the year ended April 30, 2019, in accordance with SAB 118, we completed the analysis and recorded a minimal $0.2 million expense.

Foreign tax effects – In connection with the transition from a global tax system, the Tax Act established a mandatory deemed repatriation tax. The tax was computed using our post-1986 E&P that was previously deferred from U.S. income taxes.  The tax was based on the amount of foreign earnings held in cash equivalents and certain net assets, which were taxed at 15.5%, and those held in other assets, which were taxed at 8.0%. In accordance with the Tax Act including certain rules applicable to non-calendar year taxpayers, we recorded a provisional amount of $14.2 million in the year ended April 30, 2018. Since April 30, 2018, we no longer assert that we intend to permanently reinvest earnings outside the U.S.

The Tax Act reduced the Federal statutory tax rate from 35% to 21% effective January 1, 2018.  As a result, our U.S. federal statutory tax rate was 21.0% for the year ended April 30, 2019 and a blended rate of 30.4% for the year ended April 30, 2018.

The Tax Act created new taxes, effective for us on May 1, 2018, including a provision designed to tax global low taxed income (“GILTI”) and a provision establishing new minimum taxes, such as the base erosion anti-abuse tax (“BEAT”). We have evaluated these provisions and determined there is no material impact to our effective tax rate.

The Tax Act also created a new benefit, effective for us on May 1, 2018, for Foreign Derived Intangible Income (“FDII”), providing a deduction intended to result in a reduced federal income tax rate of approximately 13.125% on certain foreign derived eligible income. For the year ended April 30, 2019, we recorded a tax benefit of $1.2 million.

Index

Accounting for Uncertainty in Income Taxes:

As of April 30, 2019 and April 30, 2018, the total amount of unrecognized tax benefits were $7.7 million and $6.8 million, respectively, of which $0.7 million and $0.6 million represented accruals for interest and penalties recorded as additional tax expense in accordance with our accounting policy. Within the income tax provision for the years ended April 30, 2019 and 2018, we recorded net interest expense on reserves for unrecognized and recognized tax benefits of $0.3 million and $0.2 million, respectively. As of April 30, 2019, and April 30, 2018, the total amounts of unrecognized tax benefits that would reduce our income tax provision, if recognized, were approximately $7.7 million and $6.8 million, respectively. We do not expect any significant changes to the unrecognized tax benefits within the next twelve months.

A reconciliation of the unrecognized tax benefits included within the Other Long-Term Liabilities line item on the Consolidated Statements of Financial Position follows:

	2019	2018
Balance at May 1	$6,833	$6,124
Additions for Current Year Tax Positions	1,473	1,372
Additions for Prior Year Tax Positions	414	69
Reductions for Prior Year Tax Positions	(578)	(38)
Foreign Translation Adjustment	(42)	45
Payments and Settlements	(136)	(124)
Reductions for Lapse of Statute of Limitations	(305)	(615)
Balance at April 30	$7,659	$6,833

Tax Audits:

We file income tax returns in the U.S. and various states and non-U.S. tax jurisdictions. Our major taxing jurisdictions include the United States, the United Kingdom, and Germany. Except for one immaterial item, we are no longer subject to income tax examinations for years prior to fiscal year 2014 in the major jurisdictions in which we are subject to tax. Our last completed U.S. federal tax audit was for fiscal years 2011 through 2013, which resulted in minimal adjustments related to temporary differences.

Deferred Taxes:

Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes.

We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The significant components of deferred tax assets and liabilities at April 30 were as follows:

	2019	2018
Net Operating Losses	$14,491	$8,976
Reserve for Sales Returns and Doubtful Accounts	2,923	2,506
Accrued Employee Compensation	17,528	20,096
Foreign and Federal Credits	34,401	31,109
Other Accrued Expenses	6,262	4,632
Retirement and Post-Employment Benefits	40,653	39,160
Total Gross Deferred Tax Assets	$116,258	$106,479
Less Valuation Allowance	(21,179)	(8,811)
Total Deferred Tax Assets	$95,079	$97,668

Prepaid Expenses and Other Current Assets	$(744)	$(3,203)
Unremitted Foreign Earnings	(1,985)	(1,985)
Intangible and Fixed Assets	(226,898)	(231,869)
Total Deferred Tax Liabilities	$(229,627)	$(237,057)
Net Deferred Tax Liabilities	$(134,548)	$(139,389)

Reported As
Deferred Tax Assets	$9,227	$4,129
Deferred Tax Liabilities	(143,775)	(143,518)
Net Deferred Tax Liabilities	$(134,548)	$(139,389)

Index

The decrease in net deferred tax liabilities is attributable to a foreign exchange driven decrease in our deferred tax liability primarily related to intangible and fixed assets.  Our increase in deferred tax liabilities relating to our acquisition of Learning House was offset by the amortization of our deferred tax liabilities related to intangibles and fixed assets, primarily from prior acquisitions.  Our increase in deferred tax assets, primarily from foreign and federal tax credits as well as net operating losses, was offset by an increase in our valuation allowance related to those assets. We have concluded that after valuation allowances, it is more likely than not that we will realize substantially all of the net deferred tax assets at April 30, 2019. In assessing the need for a valuation allowance, we take into account related deferred tax liabilities and estimated future reversals of existing temporary differences, future taxable earnings and tax planning strategies to determine which deferred tax assets are more likely than not to be realized in the future. Changes to tax laws, statutory tax rates and future taxable earnings can have an impact on our valuation allowances.

A $21.2 million valuation allowance has been provided based on the uncertainty of utilizing the tax benefits related to our deferred tax assets for foreign tax credits, state, and, to a small extent, Federal net operating loss carry forwards. As of April 30, 2019, we have apportioned state net operating loss carryforwards totaling $99 million, with a tax effected value of $6 million net of federal benefits, expiring in various amounts over 1 to 20 years.

On June 18, 2019, U.S. Treasury published certain proposed and temporary regulations which would, among other changes, eliminate the dividend received deduction with respect to certain income recognized by us with respect to the transition tax imposed by the Tax Act.  Although we are still reviewing the regulations, if applied, such regulations would not materially impact our consolidated financial position or results of operations, as the decrease in our foreign tax credit carryforward would most likely be offset by a decrease in our valuation allowance.

Since April 30, 2018, we no longer intend to permanently reinvest earnings outside the U.S. We have a $2.0 million liability related to the estimated taxes that would be incurred upon repatriating certain non-U.S. earnings.

Note 13 – Debt and Available Credit Facilities

As of April 30, 2019 and 2018, our debt of $478.8 million and $360.0 million, respectively, consisted of amounts due under our revolving credit facilities.

We have a revolving credit agreement (“RCA”) with a syndicated bank group led by Bank of America. The RCA consists of a $1.1 billion five-year senior revolving credit facility payable March 1, 2021. Under the RCA, which can be drawn in multiple currencies, we have the option of borrowing at the following floating interest rates:  (i) at a rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 0.98% to 1.50%, depending on our consolidated leverage ratio, as defined, or (ii) for U.S. dollar-denominated loans only, at the lender’s base rate plus an applicable margin ranging from zero to 0.45%, depending on our consolidated leverage ratio. The lender’s base rate is defined as the highest of (i) the U.S. federal funds effective rate plus a  0.50% margin, (ii) the Eurocurrency rate, as defined, plus a 1.00% margin, or (iii) the Bank of America prime lending rate. In addition, we pay a facility fee ranging from 0.15% to 0.25% depending on our consolidated leverage ratio. We also have the option to request an additional credit limit increase of up to $350 million in minimum increments of $50 million, subject to the approval of the lenders. The RCA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of April 30, 2019 and 2018. Due to the fact that there are no principal payments due until the end of the agreement in the year ended April 30, 2021, we have classified our entire debt obligation as long-term as of April 30, 2019 and 2018.

We have other lines of credit aggregating $2.7 million at various interest rates. There were no outstanding borrowings under these credit lines at April 30, 2019 and 2018.

Our total available lines of credit as of April 30, 2019, were approximately $1.1 billion, of which approximately $0.6 billion was unused. The weighted average interest rates on total debt outstanding during the years ended April 30, 2019 and 2018 were 2.69% and 2.44%, respectively. As of April 30, 2019 and 2018, the weighted average interest rates for total debt were 2.88% and 2.58%, respectively. Based on estimates of interest rates currently available to us for loans with similar terms and maturities, the fair value of our debt approximates its carrying value.

On May 30, 2019, we entered into a credit agreement that amended and restated our existing RCA. See Note 21, Subsequent Events, for further details.

Note 14 – Derivative Instruments and Activities

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

Index

Interest Rate Contracts:

We had $478.8 million of variable rate loans outstanding at April 30, 2019, which approximated fair value.

As of April 30, 2019 and 2018, the interest rate swap agreements we maintained were designated as fully effective cash flow hedges as defined under Accounting Standards Codification 815 “Derivatives and Hedging” ("ASC 815"). As a result, there was no impact on our Consolidated Statements of Income from changes in the fair value of the interest rate swaps, as they were fully offset by changes in the interest expense on the underlying variable rate debt instruments. Under ASC 815, derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss on the Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense on the Consolidated Statements of Income. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

On April 4, 2016, we entered into a forward starting interest rate swap agreement, which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, we will pay a fixed rate of 0.92% and receive a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a three-year period starting May 16, 2016, ending May 15, 2019. As of April 30, 2019, the notional amount of the interest rate swap was $350.0 million.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of April 30, 2019 and 2018, was a deferred gain of $0.5 million and $5.1 million, respectively. Based on the maturity dates of the contracts, the entire deferred gain as of April 30, 2019 was recorded within Prepaid Expenses and Other Current Assets and as of April 30, 2018, was recorded within Other Non-Current Assets.

The pre-tax (gains) losses that were reclassified from Accumulated Other Comprehensive Loss to Interest Expense for the years ended April 30, 2019, 2018, and 2017 were $(4.7) million, $(1.5) million, and $1.1 million, respectively. Based on the amount in Accumulated Other Comprehensive Loss at April 30, 2019, approximately $0.2 million, net of tax, of unrecognized gains would be reclassified into net income in the next twelve months.

Foreign Currency Contracts:

We may enter into forward exchange contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction (Losses) Gains on the Consolidated Statements of Income and carried at their fair value on the Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction (Losses) Gains on the Consolidated Statements of Income.

As of April 30, 2019 and 2018, we did not maintain any open forward contracts. In addition, we did not maintain any open forward contracts during the years ended April 30, 2019 and 2018.

As of April 30, 2017, we did not maintain any open forward contracts, but we did have open forward contracts during the year ended April 30, 2017. There were two open forward exchange contracts with notional amounts of 31 million euros and 274 million pounds sterling to manage foreign currency exposures on intercompany loans. These contracts matured in May 2016 and February 2017, respectively. For the year ended April 30, 2017, the gains recognized on forward contracts were $59.0 million.

Note 15 – Commitment and Contingencies

The following schedule shows the composition of net rent expense for operating leases:

	2019	2018	2017
Minimum Rental	$29,066	$31,451	$35,464
Less: Sublease Rentals	(719)	(708)	(626)
Total	$28,347	$30,743	$34,838

Index

At April 30, 2019, estimated future minimum annual rental commitments under non-cancelable real and personal property leases, were as follows:

Fiscal Year	Amount
2020	$30,887
2021	27,326
2022	23,183
2023	19,257
2024	18,576
Thereafter	129,382
Total	$248,611

Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays or leasehold improvement allowances, are recorded on a straight-line basis over the term of the lease.

We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel.  In the opinion of management, the ultimate resolution of all pending litigation as of April 30, 2019, will not have a material effect upon our consolidated financial condition or results of operations.

Note 16 – Retirement Plans

We have retirement plans that cover substantially all employees. The plans generally provide for employee retirement between the ages 60 and 65, and benefits based on length of service and compensation, as defined.

Our Board of Directors approved plan amendments that froze the following retirement plans:
•	Retirement Plan for the Employees of John Wiley & Sons, Canada was frozen effective December 31, 2015;
•	Retirement Plan for the Employees of John Wiley & Sons, Ltd., a U.K. plan was frozen effective April 30, 2015 and;
•	U.S. Employees’ Retirement Plan, Supplemental Benefit Plan, and Supplemental Executive Retirement Plan, were frozen effective June 30, 2013.

We maintain the Supplemental Executive Retirement Plan for certain officers and senior management which provides for the payment of supplemental retirement benefits after the termination of employment for 10 years or in a lifetime annuity. Under certain circumstances, including a change of control as defined, the payment of such amounts could be accelerated on a present value basis. Future accrued benefits to this plan have been discontinued as noted above.

The components of net pension expense (income) for the defined benefit plans and the weighted average assumptions were as follows:

	2019		2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service Cost	$—	$912	$—	$960	$—	$967
Interest Cost	11,704	12,943	11,666	13,876	12,398	14,449
Expected Return on Plan Assets	(13,472)	(25,551)	(13,154)	(26,385)	(14,053)	(21,173)
Net Amortization of Prior Service Cost	(154)	57	(154)	57	(154)	54
Recognized Net Actuarial Loss	2,035	3,746	2,289	3,832	2,622	2,553
Curtailment/Settlement Loss	—	—	-	19	8,842	—
Net Pension Expense (Income)	$113	$(7,893)	$647	$(7,641)	$9,655	$(3,150)

Discount Rate	4.3%	2.6%	4.1%	2.6%	4.0%	3.5%
Rate of Compensation Increase	N/A	3.0%	N/A	3.0%	N/A	3.0%
Expected Return on Plan Assets	6.8%	6.5%	6.8%	6.5%	6.8%	6.7%

Index

We adopted ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” on May 1, 2018.  Refer to Note 2, "Summary of Significant Accounting Policies, Recently Issued and Recently Adopted Accounting Standards," for more information. The guidance requires that the service cost component of net pension and postretirement benefit costs be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Such amounts are reflected in Operating and Administrative Expenses on our Consolidated Statements of Income. The guidance requires that the other components of net benefit costs be reported separately from the service cost component and below operating income. Such amounts are reflected in Interest Income and Other on our Consolidated Statements of Income. We were required to retrospectively adopt this guidance.

We announced a voluntary, limited-time opportunity for terminated vested employees who are participants in the U.S. Employees’ Retirement Plan of John Wiley & Sons, Inc. (the “Pension Plan”) to request early payment of their entire Pension Plan benefit in the form of a single lump sum payment. Eligible participants who wished to receive the lump sum payment were required to make an election by August 29, 2016. Approximately 780 eligible participants made the election to receive the lump sum totaling $28.3 million which was paid from pension plan assets in October 2016. Settlement accounting rules were applied, which resulted in a plan remeasurement and recognition of a pro-rata portion of unamortized net actuarial loss of $8.8 million which was recorded in Operating and Administrative Expenses on the Consolidated Statements of Income in the year ended April 30, 2017.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the retirement plans with accumulated benefit obligations in excess of plan assets were $794.2 million, $762.8 million and $621.9 million, respectively, as of April 30, 2019, and $820.4 million, $787.6 million, and $624.4 million, respectively, as of April 30, 2018.

The Recognized Net Actuarial Loss for each fiscal year is calculated using the “corridor method,” which reflects the amortization of the net loss at the beginning of the fiscal year in excess of 10% of the greater of the market value of plan assets or the projected benefit obligation. The amortization period is based on the average expected life of plan participants.

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

The amounts in Accumulated Other Comprehensive Loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:
	U.S.	Non-U.S.	Total
Actuarial Loss	$2,390	$4,091	$6,481
Prior Service Cost	(154)	82	(72)
Total	$2,236	$4,173	$6,409

Index

The following table sets forth the changes in and the status of our defined benefit plans’ assets and benefit obligations:

	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
CHANGE IN PLAN ASSETS
Fair Value of Plan Assets, Beginning of Year	$204,983	$419,448	$200,001	$390,133
Actual Return on Plan Assets	9,705	24,891	15,352	2,780
Employer Contributions	14,753	11,872	5,020	8,385
Employee Contributions	—	—	—	—
Settlements	—	—	-	(239)
Benefits Paid	(15,813)	(16,282)	(15,390)	(15,909)
Foreign Currency Rate Changes	—	(31,680)	—	34,298
Fair Value, End of Year	$213,628	$408,249	$204,983	$419,448
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit Obligation, Beginning of Year	$(279,644)	$(540,686)	$(290,785)	$(519,588)
Service Cost	—	(912)	—	(960)
Interest Cost	(11,704)	(12,943)	(11,666)	(13,876)
Actuarial Gains (Losses)	(9,662)	(11,013)	7,417	23,528
Benefits Paid	15,813	16,282	15,390	15,909
Foreign Currency Rate Changes	—	41,143	—	(45,938)
Settlements and Other	—	(886)	-	239
Benefit Obligation, End of Year	$(285,197)	$(509,015)	$(279,644)	$(540,686)
Underfunded Status, End of Year	$(71,569)	$(100,766)	$(74,661)	$(121,238)
AMOUNTS RECOGNIZED ON THE STATEMENT OF FINANCIAL POSITION
Current Pension Liability	(5,188)	(816)	(4,818)	(780)
Noncurrent Pension Liability	(66,381)	(99,950)	(69,843)	(120,458)
Net Amount Recognized in Statement of Financial Position	$(71,569)	$(100,766)	$(74,661)	$(121,238)
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS (BEFORE TAX) CONSIST OF
Net Actuarial (Losses)	$(94,028)	$(177,157)	$(82,636)	$(183,316)
Prior Service Cost Gains (Losses)	2,408	(1,154)	2,562	(441)
Total Accumulated Other Comprehensive Loss	$(91,620)	$(178,311)	$(80,074)	$(183,757)
Change in Accumulated Other Comprehensive Loss	$(11,546)	$5,446	$11,749	$(11,708)
WEIGHTED AVERAGE ASSUMPTIONS USED IN DETERMINING ASSETS AND LIABILITIES
Discount Rate	4.1%	2.4%	4.3%	2.6%
Rate of Compensation Increase	N/A	3.0%	N/A	3.0%
Accumulated Benefit Obligations	$(285,197)	$(477,561)	$(279,644)	$(507,932)

Pension plan assets/investments:

The investment guidelines for the defined benefit pension plans are established based upon an evaluation of market conditions, plan liabilities, cash requirements for benefit payments, and tolerance for risk. Investment guidelines include the use of actively and passively managed securities. The investment objective is to ensure that funds are available to meet the plans benefit obligations when they are due. The investment strategy is to invest in high quality and diversified equity and debt securities to achieve our long-term expectation. The plans’ risk management practices provide guidance to the investment managers, including guidelines for asset concentration, credit rating and liquidity.  Asset allocation favors a balanced portfolio, with a global aggregated target allocation of approximately 50% equity securities and 50% fixed income securities and cash.  Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges of plus or minus 5%. We regularly review the investment allocations and periodically rebalance investments to the target allocations. We categorize our pension assets into three levels based upon the assumptions (inputs) used to price the assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

• Level 1: Unadjusted quoted prices in active markets for identical assets.
• Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets.
• Level 3: Unobservable inputs reflecting assumptions about the inputs used in pricing the asset.

Index

We did not maintain any level 3 assets during the years ended April 30, 2019 and 2018. In accordance with ASU 2015-07, “Fair Value Measurement (“Topic 820”), certain investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient do not have to be classified in the fair value hierarchy. We adopted ASU 2015-07 in the year ended April 30, 2018 and it was applied retrospectively to all periods presented. The fair value amounts presented in the following tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension benefit plan assets. The following tables set forth, by level within the fair value hierarchy, pension plan assets at their fair value as of April 30:

	2019			2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Plan Assets
Investments measured at NAV:
Global Equity Securities: Limited Partnership			$109,490			$95,933
Fixed Income Securities: Commingled Trust Funds			104,138			100,295
Other: Real Estate Commingled Trust Fund			—			8,755
Total Assets at NAV			$213,628			$204,983

Non-U.S. Plan Assets
Equity Securities:
U.S. Equities	$—	$39,652	$39,652	$—	$31,203	$31,203
Non-U.S. Equities	—	117,575	117,575	—	96,387	96,387
Balanced Managed Funds	—	48,550	48,550	—	91,743	91,743
Fixed Income Securities: Commingled Funds	855	199,720	200,575	—	197,804	197,804
Other:
Real Estate/Other	—	501	501	—	549	549
Cash and Cash Equivalents	1,396	—	1,396	1,762	—	1,762
Total Non-U.S. Plan Assets	$2,251	$405,998	$408,249	$1,762	$417,686	$419,448
Total Plan Assets	$2,251	$405,998	$621,877	$1,762	$417,686	$624,431

Expected employer contributions to the defined benefit pension plans in the year ended April 30, 2020 will be approximately $17.0 million, including $11.7 million of minimum amounts required for our non-U.S. plans. From time to time, we may elect to make voluntary contributions to our defined benefit plans to improve their funded status. Included in our defined benefit pension contributions for the year ended April 30, 2019 was a discretionary contribution of $10.0 million to the U.S. Employees' Retirement Plan of John Wiley & Sons, Inc.

Benefit payments to retirees from all defined benefit plans are expected to be the following in the fiscal year indicated:

Fiscal Year	U.S.	Non-U.S.	Total
2020	$16,287	$8,868	$25,155
2021	14,741	9,610	24,351
2022	14,894	11,019	25,913
2023	15,259	11,433	26,692
2024	15,436	12,097	27,533
2025 – 2029	76,053	71,732	147,785
Total	$152,670	$124,759	$277,429

We provide contributory life insurance and health care benefits, subject to certain dollar limitations, for substantially all of our eligible retired U.S. employees. The retiree health benefit is no longer available for any employee who retires after December 31, 2017. This resulted in a curtailment gain of $2.5 million which was recognized in the Operating and Administrative Expenses line item in our Consolidated Statement of Income in the year ended April 30, 2017. The cost of such benefits is expensed over the years the employee renders service and is not funded in advance. The accumulated post-retirement benefit obligation recognized on the Consolidated Statements of Financial Position as of April 30, 2019 and 2018, was $1.6 million and $1.8 million, respectively. Annual (credits) expenses for these plans for the years ended April 30, 2019, 2018, and 2017 were $(0.1) million, $(0.1) million and $(0.2) million, respectively.

We have defined contribution savings plans. Our contribution is based on employee contributions and the level of our match. We may make discretionary contributions to all employees as a group. The expense recorded for these plans was approximately $13.1 million, $14.4 million, and $15.5 million in the years ended April 30, 2019, 2018, and 2017 respectively.

Index

Note 17 – Stock-Based Compensation

All equity compensation plans have been approved by shareholders. Under the 2014 Key Employee Stock Plan, (“the Plan”), qualified employees are eligible to receive awards that may include stock options, performance-based stock awards, and other restricted stock awards. Under the Plan, a maximum number of 6.5 million shares of our Class A stock may be issued. As of April 30, 2019, there were approximately 4,355,399 securities remaining available for future issuance under the Plan. We issue treasury shares to fund awards issued under the Plan.

Stock Option Activity:

Under the terms of our stock option plan, the exercise price of stock options granted may not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable over a maximum period of 10 years from the date of grant. For the years ended April 30, 2015 and prior, options generally vest 50% on the fourth and fifth anniversary date after the award is granted. For the year ended April 30, 2016, options vest 25% per year on April 30. We did not grant any stock option awards in the years ended April 30, 2019, 2018 and 2017. As of April 30, 2019, all outstanding options have vested allowing the participant the right to exercise their awards.

The following table provides the estimated weighted average fair value for options granted in the year ended April 30, 2016 using the Black-Scholes option-pricing model and the significant weighted average assumptions used in their determination. The expected life represents an estimate of the period of time stock options will be outstanding based on the historical exercise behavior of option recipients. The risk-free interest rate is based on the corresponding U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of our Common Stock price over the estimated life of the option, while the dividend yield is based on the expected dividend payments to be made by us.

2016
Fair Value of Options on Grant Date	$14.77

Weighted Average assumptions:
Expected Life of Options (years)	7.2
Risk-Free Interest Rate	2.1%
Expected Volatility	29.7%
Expected Dividend Yield	2.1%
Fair Value of Common Stock on Grant Date	$55.99

A summary of the activity and status of our stock option plans follows:

	2019				2018		2017
	Number of Options (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Number of Options (in 000’s)	Weighted Average Exercise Price	Number of Options (in 000’s)	Weighted Average Exercise Price
Outstanding at Beginning of Year	611	$48.88			1,429	$47.39	1,966	$46.62
Granted	—	$—			—	$—	—	$—
Exercised	(229)	$47.21			(788)	$45.97	(469)	$43.74
Expired or Forfeited	(10)	$56.97			(30)	$54.24	(68)	$49.91
Outstanding at End of Year	372	$49.70	2.8	$0.8	611	$48.88	1,429	$47.39
Exercisable at End of Year	372	$49.70	2.8	$0.8	530	$47.43	1,064	$46.04
Vested and Expected to Vest in the Future at April 30	372	$49.70	2.8	$0.8	599	$48.90	1,249	$45.88

The intrinsic value is the difference between our common stock price and the option grant price. The total intrinsic value of options exercised during the years ended April 30, 2019, 2018, and 2017 was $4.4 million, $10.4 million, and $20.5 million, respectively. The total grant date fair value of stock options vested during the years ended April 30, 2019 and 2018 was $4.8 and $13.4 million, respectively.

As of April 30, 2019, there is no unrecognized share-based compensation expense related to stock options.

Index

The following table summarizes information about stock options outstanding and exercisable at April 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options (in 000’s)	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Number of Options (in 000’s)	Weighted Average Exercise Price
$35.04	11	0.2	$35.04	11	$35.04
$39.53 to $40.02	101	2.3	$39.71	101	$39.71
$48.06 to $49.55	106	2.3	$48.69	106	$48.69
$55.99 to $59.70	154	3.6	$57.87	154	$57.87
Total/Average	372	2.8	$49.70	372	$49.70

Performance-Based and Other Restricted Stock Activity:

Under the terms of our long-term incentive plans, performance-based restricted unit awards are payable in restricted shares of our Class A Common Stock upon the achievement of certain three-year financial performance-based targets. During each three-year period, we adjust compensation expense based upon our best estimate of expected performance. For the years ended April 30, 2015 and prior, restricted performance shares vest 50% on the first and second anniversary date after the award is earned. For the years ended April 30, 2016 and 2017, restricted performance shares vest 50% on June 30 following the end of the three-year performance cycle and 50% on April 30 of the following year. Beginning in the year ended April 30, 2018, restricted performance share units vest 100% on June 30 following the end of the three-year performance cycle.

We may also grant individual restricted unit awards payable in restricted shares of our Class A Common Stock to key employees in connection with their employment. For the years ended April 30,  2015 and prior, the restricted shares generally vest 50% at the end of the fourth and fifth years following the date of the grant. Starting with the year ended April 30, 2016 grants, restricted shares vest ratably 25% per year.

Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse, and shares would vest earlier.

Activity for performance-based and other restricted stock awards during the years ended April 30, 2019, 2018, and 2017 was as follows (shares in thousands):

	2019		2018	2017
	Restricted Shares	Weighted Average Grant Date Value	Restricted Shares	Restricted Shares
Nonvested Shares at Beginning of Year	861	$53.22	913	915
Granted	415	$62.63	525	509
Change in Shares Due to Performance	(19)	$44.17	(107)	(67)
Vested and Issued	(357)	$54.95	(318)	(267)
Forfeited	(144)	$55.37	(152)	(177)
Nonvested Shares at End of Year	756	$57.38	861	913

As of April 30, 2019, there was $28.1 million of unrecognized share-based compensation cost related to performance-based and other restricted stock awards, which is expected to be recognized over a period up to 4 years, or 2.2 years on a weighted average basis.

Compensation expense for restricted stock awards is measured using the closing market price of our Class A Common Stock at the date of grant. The total grant date value of shares vested during the years ended April 30, 2019, 2018, and 2017 was $19.6 million, $15.7 million, and $12.1 million, respectively.

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

Index

The Employment Agreement provides that beginning with the year ended April 30, 2018–2020 performance cycle, eligibility to participate in annual grants under our Executive Long-Term Incentive Program (ELTIP). Targeted long-term incentive for this cycle is equal to 300% of base salary, or $2.7 million. Sixty percent of the ELTIP value will be delivered in the form of target performance share units and forty percent in restricted share units. The grant date fair value for restricted share units was $59.15 per share and included 20,611 restricted share units, which vest 25% each year starting on April 30, 2018 to April 30, 2021. In addition, there was a performance share unit award with a target of 30,916 units and a grant date fair value of $59.15. The performance metrics are based on cumulative EBITDA for the year ended April 30, 2018-2020 and cumulative normalized free cash flow for the year ended April 30, 2018–2020.

The awards are described in further detail in Mr. Napack’s Employment Agreement filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K filed on October 17, 2017.

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

The awards are described in further detail in Mr. Napack’s Employment Agreement filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K filed on October 17, 2017.

Director Stock Awards:

Under the terms of our 2018 Director Stock Plan (the “Director Plan”), each non-employee director, other than the Chairman of the Board, receives an annual award of restricted shares of our Class A Common Stock equal in value to 100% of the annual director stock retainer fee, based on the stock price at the close of the New York Stock Exchange on the date of grant. Such restricted shares will vest on the earliest of (i) the day before the next Annual Meeting following the grant, (ii) the non-employee director’s death or disability (as determined by the Governance Committee), or (iii) a change in control (as defined in the 2014 Key Employee Stock Plan). The granted shares may not be sold or transferred during the time the non-employee director remains a director. There were 18,991 restricted shares awarded under the Director Plan for the year ended April 30, 2019, and 19,900, and 20,243 shares awarded under the Director Plan for the years ended April 30, 2018, and 2017, respectively.

Note 18 – Capital Stock and Changes in Capital Accounts

Each share of our Class B Common Stock is convertible into one share of Class A Common Stock. The holders of Class A stock are entitled to elect 30% of the entire Board of Directors and the holders of Class B stock are entitled to elect the remainder. On all other matters, each share of Class A stock is entitled to one tenth of one vote and each share of Class B stock is entitled to one vote.

During the year ended April 30, 2017, our Board of Directors approved an additional share repurchase program of four million shares of Class A or B Common Stock. We repurchased in the year ended April 30, 2019 1,191,496 Class A shares at an average price of $50.35 per share. In the year ended April 30, 2018, we repurchased 713,177 shares at an average price of $55.65 per share. In the year ended April 30, 2017, we repurchased 953,188 shares, which included 952,667 Class A shares and 521 Class B shares at an average price of $52.80 per share. As of April 30, 2019, we had authorization from our Board of Directors to purchase up to 1,888,975 additional shares.

Index

The following is a summary of changes during the years ended April 30, in shares of our common stock and common stock in treasury (shares in thousands).

Changes in Common Stock A:	2019	2018	2017
Number of shares, beginning of year	70,111	70,086	69,798
Common stock class conversions and other	16	25	288
Number of shares issued, end of year	70,127	70,111	70,086

Changes in Common Stock A in treasury:
Number of shares held, beginning of year	21,853	22,097	21,709
Purchase of treasury shares	1,192	713	953
Restricted shares issued under stock-based compensation plans - non-PSU Awards	(210)	(153)	(74)
Restricted shares issued under stock-based compensation plans - PSU Awards	(110)	(126)	(186)
Stock grants of fully vested Class A shares - common stock	—	(20)	(24)
Restricted shares, forfeited	9	15	8
Restricted shares issued from exercise of stock options	(229)	(788)	(469)
Shares withheld for taxes	130	116	97
Other	(1)	(1)	83
Number of shares held, end of year	22,634	21,853	22,097
Number of Common Stock A outstanding, end of year	47,493	48,258	47,989

Changes in Common Stock B:	2019	2018	2017
Number of shares, beginning of year	13,071	13,096	13,392
Common stock class conversions and other	(16)	(25)	(296)
Number of shares issued, end of year	13,055	13,071	13,096

Changes in Common Stock B in treasury:
Number of shares held, beginning of year	3,918	3,918	3,917
Shares repurchased	—	—	1
Number of shares held, end of year	3,918	3,918	3,918
Number of Common Stock B outstanding, end of year	9,137	9,153	9,178

The following table summarizes the cash dividends paid during the year ended April 30, 2019:

Date of Declaration by Board of Directors	Quarterly Cash Dividend	Total Dividend	Class of Common Stock	Dividend Paid Date	Shareholders of Record as of Date
June 21, 2018	$0.33 per common share	$19.0 million	Class A and Class B	July 18, 2018	July 3, 2018
September 26, 2018	$0.33 per common share	$18.9 million	Class A and Class B	October 24, 2018	October 9, 2018
December 19, 2018	$0.33 per common share	$18.9 million	Class A and Class B	January 16, 2019	January 2, 2019
March 20, 2019	$0.33 per common share	$18.6 million	Class A and Class B	April 17, 2019	April 2, 2019

Note 19 – Segment Information

Our segment reporting structure consists of three reportable segments, which are listed below and a Corporate category as follows:

• Research;
• Publishing; and
• Solutions

Index

Segment information is as follows:

	For the Years Ended April 30,
	2019	2018	2017
Revenue:
Research	$937,313	$934,395	$853,489
Publishing	574,192	617,648	633,449
Solutions	288,564	244,060	231,592
Total Revenue	$1,800,069	$1,796,103	$1,718,530

Contribution to Profit (1):
Research	$258,875	$271,326	$250,648
Publishing	118,901	121,639	124,531
Solutions	14,967	22,099	14,822
Total Contribution to Profit	$392,743	$415,064	$390,001
Corporate Expenses	(168,754)	(183,603)	(178,531)
Operating Income	$223,989	$231,461	$211,470

(1) Due to the retrospective adoption of ASU 2017-07, total net benefits (costs) of $8.1 million and $(5.3) million related to the non-service components of defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest Income and Other for the years ended April 30, 2018 and 2017, respectively. Refer to Note 2, "Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards," for more information. The impact of the reclassification on Contribution to Profit by segment for the year ended April 30, 2018 was $4.2 million in Research, $2.3 million in Publishing, and $1.6 million in Corporate expenses. The impact of the reclassification on Contribution to Profit by segment for the year ended April 30, 2017 was $1.6 million in Research, $1.2 million in Publishing, and $(8.1) million in Corporate expenses.

See Note 3, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the years ended April 30, 2019, 2018 and 2017.

	For the Years Ended April 30,
	2019	2018	2017
Total Assets
Research	$1,152,973	$1,238,178	$1,133,846
Publishing	643,549	575,033	582,339
Solutions	751,854	563,489	575,068
Corporate	388,626	462,751	314,964
Total	$2,937,002	$2,839,451	$2,606,217

Product Development Spending and Additions to Technology, Property and Equipment
Research	$(6,457)	$(7,538)	$(154,189)
Publishing	(19,712)	(23,666)	(29,420)
Solutions	(9,001)	(16,786)	(21,210)
Corporate	(66,423)	(102,738)	(98,608)
Total	$(101,593)	$(150,728)	$(303,427)

Depreciation and Amortization
Research	$37,088	$33,655	$29,330
Publishing	33,892	39,495	43,831
Solutions	34,300	27,703	26,792
Corporate	55,875	53,136	56,608
Total	$161,155	$153,989	$156,561

Index

Revenue from external customers is based on the location of the customer and Technology, Property and Equipment, Net by geographic area were as follows:

	Revenue, net			Technology, Property and Equipment, Net
	2019	2018	2017	2019	2018	2017
United States	$932,927	$913,852	$786,574	$252,459	$249,542	$208,572
United Kingdom	150,242	147,406	189,479	18,331	20,955	21,368
Germany	97,505	98,404	75,090	8,423	9,259	8,770
Japan	77,145	81,572	62,674	87	72	75
Australia	77,453	78,270	66,309	1,440	1,454	591
China	55,024	53,076	39,653	688	229	270
Canada	50,882	55,568	50,740	2,659	3,635	1,232
France	51,441	51,826	44,760	403	635	335
India	36,472	41,637	34,306	1,299	1,437	245
Other Countries	270,978	274,492	368,945	3,232	2,716	1,600
Total	$1,800,069	$1,796,103	$1,718,530	$289,021	$289,934	$243,058

Note 20 – Supplementary Quarterly Financial Information - Results By Quarter (Unaudited)

Amounts in millions, except per share data	2019	2018
Revenue, net
First Quarter	$410.9	$411.4
Second Quarter	448.6	451.7
Third Quarter	449.4	455.7
Fourth Quarter	491.2	477.3
Year ended April 30,	$1,800.1	$1,796.1

Gross Profit (1)
First Quarter	$283.1	$285.5
Second Quarter	316.0	319.6
Third Quarter	305.5	319.3
Fourth Quarter	340.7	340.7
Year ended April 30,	$1,245.3	$1,265.1

Operating Income (2)
First Quarter	$36.1	$12.6
Second Quarter	57.5	80.8
Third Quarter	50.3	65.4
Fourth Quarter	80.1	72.7
Year ended April 30,	$224.0	$231.5

Net Income
First Quarter	$26.3	$9.2
Second Quarter	43.8	60.0
Third Quarter	34.9	68.8
Fourth Quarter	63.3	54.2
Year ended April 30,	$168.3	$192.2

	2019		2018
	Basic	Diluted	Basic	Diluted
Earnings Per Share (3)
First Quarter	$0.46	$0.45	$0.16	$0.16
Second Quarter	0.76	0.76	1.06	1.04
Third Quarter	0.61	0.61	1.21	1.19
Fourth Quarter	1.11	1.10	0.95	0.93
Year ended April 30,	$2.94	$2.91	$3.37	$3.32

Index

(1) In connection with the acquisition of Learning House, we changed our accounting policy for certain advertising and marketing costs incurred by our Education Services business to fulfill performance obligations from contracts with educational institutions. Under the new accounting policy, these costs are included in Cost of Sales whereas they were previously included in Operating and Administrative Expenses on the Consolidated Statements of Income. This change in accounting policy was applied retrospectively.

This reclassification had no impact on Revenue, net, Operating Income, Net Income, or Earnings per Share. Refer to “Change in Accounting Policy” in Note 2, "Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards," for more information on the accounting policy change and Note 4, “Acquisition,” for more information related to the acquisition of Learning House.

(2) Due to the retrospective adoption of ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,”, we reclassified total net benefits related to the non-service components of defined benefit and other post-employment benefit plans from Operating and Administrative Expenses to Interest and Other Income (Expense) on the Consolidated Statements of Income. Refer to Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards,” for more information.

(3) The sum of the quarterly earnings per share amounts may not agree to the respective annual amounts due to rounding.

Note 21 – Subsequent Events

Amended and Restated Credit Agreement:

On May 30, 2019, we entered into a credit agreement that amended and restated our existing RCA. The credit agreement provides for senior unsecured credit facilities comprised of a (i) five-year revolving credit facility in an aggregate principal amount up to $1.25 billion, and (ii) a five-year term loan A facility consisting of $250 million. The agreement contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio. We incurred approximately $4.0 million of costs related to this agreement.

Acquisitions:

On May 31, 2019, we completed the acquisition of certain assets of Knewton, Inc. (“Knewton”), included in our Publishing segment. Knewton is a provider of affordable courseware and adaptive learning technology for an undisclosed amount.

On July 1, 2019, we completed the acquisition of Zyante Inc. ("Zyante"), a leading provider of computer science and STEM education courseware. Under the terms of the agreement, Zyante shareholders received $56 million in cash. Zyante will be included in our Education Publishing segment.

Dividend:

On June 28, 2019, our Board of Directors declared a quarterly dividend of $0.34 per share, or approximately $19.2 million, on our Class A and Class B Common Stock.  The dividend is payable on July 24, 2019 to shareholders of record on July 10, 2019.

Index

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

Management's Report on Internal Control over Financial Reporting: Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of April 30, 2019.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting: During fiscal year 2019, we closed on the acquisition of Learning House and we excluded Learning House from the scope of management’s report on internal control over financial reporting for the year ended April 30, 2019. We are in the process of integrating Learning House to our overall internal control over financial reporting and will include them in scope for the year ending April 30, 2020. This process may result in additions or changes to our internal control over financial reporting. Learning House represented approximately 1% of total consolidated assets and approximately 2% of total consolidated revenues of the Company as of and for the year ended April 30, 2019.

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

Except as described above, there were no changes in our internal control over financial reporting in the fourth quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Index

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to Executive Officers of the Company, see “Information About Our Executive Officers” as set forth in Part I of this Annual Report on Form 10-K.

The name, age, and background of each of the directors nominated for election are contained under the caption “Election of Directors” in the Proxy Statement for our 2019 Annual Meeting of Shareholders (“2019 Proxy Statement”) and are incorporated herein by reference.

Information on the audit committee financial experts is contained in the 2019 Proxy Statement under the caption “Report of the Audit Committee” and is incorporated herein by reference.

Information on the Audit Committee Charter is contained in the 2019 Proxy Statement under the caption “Committees of the Board of Directors and Certain Other Information concerning the Board.”

Information with respect to the Company's Corporate Governance principles is publicly available on the Company's Corporate Governance website at https://www.wiley.com/en-us/corporategovernance.

Item 11. Executive Compensation

Information on compensation of the directors and executive officers is contained in the 2019 Proxy Statement under the captions “Directors' Compensation” and “Executive Compensation,” respectively, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information on the beneficial ownership reporting for the directors and executive officers is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" within the "Beneficial Ownership of Directors and Management" section of the 2019 Proxy Statement and is incorporated herein by reference. Information on the beneficial ownership reporting for all other shareholders that own 5% of more of the Company's Class A or Class B Common Stock is contained under the caption "Voting Securities, Record Date, Principal Holders" in the 2019 Proxy Statement and is incorporated herein by reference.

The following table summarizes the Company's equity compensation plan information as of April 30, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by shareholders	1,128,823	$49.70	4,355,399

(1)	This amount includes the following awards issued under the 2014 Key Employee Stock Plan:

• 372,404 shares issuable upon the exercise of outstanding stock options with a weighted average exercise price of $49.70
• 756,419 non-vested performance-based and other restricted stock awards. Since these awards have no exercise price, they are not included in the weighted average exercise price calculation.

(2)
Per the terms of the 2014 Key Employee Stock Plan (“Plan”), a total of 6,500,000 shares shall be authorized for awards granted under the Plan, less one (1) share for every one (1) share that was subject to an option or stock appreciation right granted after April 30, 2014 under the 2009 Key Employee Stock Plan and 1.76 Shares for every one (1) share that was subject to an award other than an option or stock appreciation right granted after April 30, 2014 under the 2009 Key Employee Stock Plan. Any shares that are subject to options or stock appreciation rights shall be counted against this limit as one (1) share for every one (1) share granted, and any shares that are subject to awards other than options or stock appreciation rights shall be counted against this limit as 1.76 Shares for every one (1) share granted. After the Effective Date of the Plan, no awards may be granted under the 2009 Key Employee Stock Plan.

All of the Company's equity compensation plans are approved by shareholders.

Index

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information on related party transactions and the policies and procedures for reviewing and approving related party transactions are contained under the caption “Transactions with Related Persons” within the “Board and Committee Oversight of Risk” section of the 2019 Proxy Statement and are incorporated herein by reference.

Information on director independence is contained under the caption “Director Independence” within the “Board of Directors and Corporate Governance” section of the 2019 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information required by this item is contained in the 2019 Proxy Statement under the caption “Report of the Audit Committee” and is incorporated herein by reference.

Index

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements

See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K.

(2) Financial Statement Schedule

See Schedule II — Valuation and Qualifying Accounts and Reserves — Years Ended April 30, 2019, 2018 and 2017 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable, or the amounts involved are not material.

(3) Exhibits

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

3.5	Amended and Restated By-Laws dated as of September 2007 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2018).
10.1
Amended and Restated Credit Agreement dated May 30, 2019, among the Company and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and the lenders and other agents party thereto (incorporated by reference to the Company's Report on Form 8-K filed on June 5, 2019).

10.2
Agreement of the Lease dated as of July 14, 2014 between Hub Properties Trust as Landlord, an independent third party and John Wiley and Sons, Inc as Tenant (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31, 2014).

10.3*	2018 Director Stock Plan
10.4	2014 Executive Annual Incentive Plan (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended October 31, 2014).
10.5	Amended 2014 Key Employee Stock Plan (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended October 31, 2014).
10.6	Supplemental Executive Retirement Plan as Amended and Restated effective as of January 1, 2009 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2010).
10.7
Amendments A and B to the Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2009 (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31, 2010).

10.8
Resolution amending the Supplemental Executive Retirement Plan to Cease Accruals and Freeze Participation effective June 30, 2013 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2013)

10.9
Supplemental Benefit Plan Amended and Restated as of January 1, 2009, including amendments through August 1, 2010 (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended January 31, 2011).

10.10
Resolution amending the Supplemental Benefit (Retirement) Plan to Cease Accruals and Freeze Participation effective June 30, 2013 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2013).

10.11	Deferred Compensation Plan as Amended and Restated Effective as of January 1, 2008 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2010).
10.12	Resolution amending the Deferred Compensation Plan effective July 1, 2013 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2013).
10.13	Deferred Compensation Plan for Directors' 2005 & After Compensation (incorporated by reference to the Report on Form 8-K, filed December 21, 2005).
10.14*	Form of the Fiscal Year 2020 Qualified Executive Long Term Incentive Plan
10.15*	Form of the Fiscal Year 2020 Qualified Executive Annual Incentive Plan
10.16*	Form of the Fiscal Year 2020 Executive Annual Strategic Milestones Incentive Plan
10.17	Form of the Fiscal Year 2019 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2018).
10.18	Form of the Fiscal Year 2019 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2018).
10.19	Form of the Fiscal Year 2019 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2018).
10.20	Form of the Fiscal Year 2018 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2017).
10.21	Form of the Fiscal Year 2018 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2017).
10.22	Form of the Fiscal Year 2018 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2017).
10.23	Senior Executive Employment Agreement to Arbitrate dated as of April 29, 2003 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2003).
10.24	Senior Executive Non-competition and Non-Disclosure Agreement dated as of April 29, 2003 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2003).
10.25	Senior Executive Employment Agreement dated as of April 15, 2015 between Mark Allin and the Company (incorporated by reference to the Company's Report on Form 8-K dated as of April 15, 2015).
10.26
Separation and Release Agreement, effective June 9, 2017, between Mark Allin, former President and Chief Executive Officer and the Company (incorporated by reference to the Company’s Report on Form 10-Q for the period ended July 31, 2017).

10.27	Senior executive Employment Agreement dated as of May 20, 2013 between John A. Kritzmacher and the Company (incorporated by reference to the Company's Report on Form 8-K dated as of June 4, 2013).
10.28
Addendum to the Employment Agreement, effective June 26, 2017, between John A. Kritzmacher, and the Company (incorporated by reference to the Company’s Report on Form 10-Q for the period ended July 31, 2017).

10.29
Senior executive Employment Agreement letter dated as of March 15, 2004, between Gary M. Rinck and the Company (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2011).

10.30*	Employment Letter dated September 26, 2016 between Judy Verses, Executive Vice President, and the Company.
10.31
Employment Letter dated October 12, 2017 between Brian A. Napack, President and Chief Executive Officer, and the Company (incorporated by reference to the Company’s Report on Form 10-Q for the period ended October 31, 2017).

10.32	Employment Letter dated February 5, 2019 between Matthew Kissner, Group Executive, and the Company (incorporated by reference to the Company’s Report on Form 8-K filed on February 7, 2019).
21*	List of Subsidiaries of the Company.
23*	Consent of KPMG LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

** Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

Item 16. Form 10-K Summary

None.

Index

(2) Financial Statement Schedule
Schedule II
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED APRIL 30, 2019, 2018, AND 2017
(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Expenses	Deductions From Reserves and Other(2)	Balance at End of Period
Year Ended April 30, 2019
Allowance for Sales Returns (1)	$18,628	$37,483	$37,569	$18,542
Allowance for Doubtful Accounts	$10,107	$5,279	$1,079	$14,307
Allowance for Inventory Obsolescence	$18,193	$7,328	$9,696	$15,825
Valuation Allowance on Deferred Tax Assets	$8,811	$51	$(12,317)	$21,179
Year Ended April 30, 2018
Allowance for Sales Returns (1)	$24,300	$38,711	$44,383	$18,628
Allowance for Doubtful Accounts	$7,186	$5,439	$2,518	$10,107
Allowance for Inventory Obsolescence	$21,096	$9,182	$12,085	$18,193
Valuation Allowance on Deferred Tax Assets	$1,300	$7,511	$—	$8,811
Year Ended April 30, 2017
Allowance for Sales Returns (1)	$19,861	$53,482	$49,043	$24,300
Allowance for Doubtful Accounts	$7,254	$2,913	$2,981	$7,186
Allowance for Inventory Obsolescence	$21,968	$9,538	$10,410	$21,096
Valuation Allowance on Deferred Tax Assets	$—	$1,300	$—	1,300

(1)
Allowance for Sales Returns represents anticipated returns net of a recovery of inventory and royalty costs. The provision is reported as a reduction of gross sales to arrive at revenue and the reserve balance is reported as a reduction of Accounts Receivable, net (in the years ended April 30, 2018 and 2017) with a corresponding increase in Inventories, net and a reduction in Accrued Royalties for the years ended April 30, 2019, 2018 and 2017. Due to the adoption of the new revenue standard, the sales return reserve as of April 30, 2019 is recorded in Contract Liability (Deferred Revenue). In prior periods, it was recorded as a reduction to Accounts Receivable, net. See Note 3, “Revenue Recognition, Contracts with Customers,” of the Notes to Consolidated Financial Statements for more information.

(2)
Deductions From Reserves and Other for the years ended April 30, 2019, 2018 and 2017 include foreign exchange translation adjustments. Included in Allowance for Doubtful Accounts are accounts written off, less recoveries. Included in Allowance for Inventory Obsolescence are items removed from inventory. Included in Valuation Allowance on Deferred Tax Assets are foreign tax credits generated and valuation allowances needed in connection with the Tax Act.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN WILEY & SONS, INC.
(Company)

Dated: July 1, 2019	By:	/s/ Brian A. Napack
Brian A. Napack
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Titles	Dated

/s/ Brian A. Napack	President and Chief Executive Officer and	July 1, 2019
Brian A. Napack	Director

/s/ John A. Kritzmacher	Chief Financial Officer and	July 1, 2019
John A. Kritzmacher	Executive Vice President, Operations

/s/ Christopher F. Caridi	Senior Vice President, Corporate Controller and	July 1, 2019
Christopher F. Caridi	Chief Accounting Officer

/s/ Jesse C. Wiley	Chairman of the Board	July 1, 2019
Jesse C. Wiley

/s/ Beth A. Birnbaum	Director	July 1, 2019
Beth A. Birnbaum

/s/ William J. Pesce	Director	July 1, 2019
William J. Pesce

/s/ William B. Plummer	Director	July 1, 2019
William B. Plummer

/s/ Mari J. Baker	Director	July 1, 2019
Mari J. Baker

/s/ David C. Dobson	Director	July 1, 2019
David C. Dobson

/s/ Raymond W. McDaniel, Jr.	Director	July 1, 2019
Raymond W. McDaniel, Jr.

/s/ George D. Bell	Director	July 1, 2019
George D. Bell

/s/ Laurie A. Leshin	Director	July 1, 2019
Laurie A. Leshin

/s/ William Pence	Director	July 1, 2019
William Pence

Index