Form 10-Q
period 2019-07-31
JOHN WILEY & SONS, INC.
filed 2019-09-06
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to _____

Commission File No. 001-11507

JOHN WILEY & SONS, INC.
(Exact name of Registrant as specified in its charter)

New York	13-5593032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 River Street, Hoboken, New Jersey	07030
(Address of principal executive offices)	Zip Code

(201) 748-6000
Registrant’s telephone number, including area code

Not Applicable
Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $1.00 per share	JW.A	New York Stock Exchange
Class B Common Stock, par value $1.00 per share	JW.B	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of each of the Registrant’s classes of common stock as of August 31, 2019 were:

Class A, par value $1.00 – 47,349,487
Class B, par value $1.00 – 9,119,828

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION

Index

Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

This report contains certain “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding our fiscal year 2020 outlook, anticipated restructuring charges and savings, operations, performance, and financial condition.  Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements. Any such forward-looking statements are based upon many assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond our control, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment in new technologies and products; (ii) subscriber renewal rates for our journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the seasonal nature of our educational business and the impact of the used book market; (vii) worldwide economic and political conditions; (viii) our ability to protect our copyrights and other intellectual property worldwide; (ix) our ability to successfully integrate acquired operations and realize expected opportunities; (x) the ability to realize operating savings over time and in fiscal year 2020 in connection with our multi-year Business Optimization Program; and (xi) other factors detailed from time to time in our filings with the SEC. We undertake no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

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

In this report, we may present the following non-GAAP performance measures:

●	Adjusted Earnings Per Share (“Adjusted EPS”);
●	Free Cash Flow less Product Development Spending;
●	Adjusted Revenue;
●	Adjusted Operating Income and margin;
●	Adjusted Contribution to Profit and margin;
●	EBITDA and Adjusted EBITDA;
●	Inorganic contribution; and
●	Results on a constant currency basis.

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

Index

For example:

●
Adjusted EPS, Adjusted Revenue, Adjusted Operating Profit, Adjusted Contribution to Profit, Adjusted EBITDA, and Inorganic contribution provide a more comparable basis to analyze operating results and earnings and are measures commonly used by shareholders to measure our performance.

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

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Dollars in thousands

	July 31, 2019	April 30, 2019
	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$104,025	$92,890
Accounts receivable, net	281,055	294,867
Inventories, net	44,811	35,582
Prepaid expenses and other current assets	61,292	67,441
Total Current Assets	491,183	490,780

Product Development Assets, net	60,093	62,470
Royalty Advances, net	26,788	36,185
Technology, Property and Equipment, net	292,535	289,021
Intangible Assets, net	878,269	865,572
Goodwill	1,121,783	1,095,666
Operating Lease Right-of-Use Assets	147,370	—
Other Non-Current Assets	102,052	97,308
Total Assets	$3,120,073	$2,937,002

Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$60,213	$90,980
Accrued royalties	88,162	78,062
Short-term portion of long-term debt	6,250	—
Contract liabilities	408,630	507,365
Accrued employment costs	64,215	97,230
Accrued income taxes	11,418	21,025
Short-term portion of operating lease liabilities	18,041	—
Other accrued liabilities	75,896	75,900
Total Current Liabilities	732,825	870,562

Long-Term Debt	724,291	478,790
Accrued Pension Liability	154,529	166,331
Deferred Income Tax Liabilities	141,316	143,775
Operating Lease Liabilities	166,642	—
Other Long-Term Liabilities	68,464	96,197
Total Liabilities	1,988,067	1,755,655

Shareholders’ Equity
Preferred Stock, $1 par value: Authorized – 2 million, Issued 0	—	—
Class A Common Stock, $1 par value: Authorized-180 million, Issued 70,138,555 and 70,126,963 as of July 31, 2019 and April 30, 2019, respectively	70,139	70,127
Class B Common Stock, $1 par value: Authorized-72 million, Issued 13,043,115 and 13,054,707 as of July 31, 2019 and April 30, 2019, respectively	13,043	13,055
Additional paid-in-capital	424,904	422,305
Retained earnings	1,915,445	1,931,074
Accumulated other comprehensive loss	(536,024)	(508,738)
Treasury stock (Class A - 22,795,256 and 22,633,869 as of July 31, 2019 and April 30, 2019, respectively; Class B - 3,917,574 and 3,917,574 as of July 31, 2019 and April 30, 2019, respectively)	(755,501)	(746,476)
Total Shareholders’ Equity	1,132,006	1,181,347
Total Liabilities and Shareholders' Equity	$3,120,073	$2,937,002

See accompanying notes to the unaudited condensed consolidated financial statements.
Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended July 31,
	2019	2018
Revenue, net	$423,530	$410,901

Costs and Expenses
Cost of sales	143,096	127,738
Operating and administrative expenses	250,170	240,426
Restructuring and related charges (credits)	10,735	(6,086)
Amortization of intangibles	14,970	12,683
Total Costs and Expenses	418,971	374,761

Operating Income	4,559	36,140

Interest Expense	(6,077)	(2,796)
Foreign Exchange Transaction Gains (Losses)	2,652	(1,729)
Interest and Other Income	2,833	2,466

Income Before Taxes	3,967	34,081
Provision for Income Taxes	343	7,786

Net Income	$3,624	$26,295

Earnings Per Share
Basic	$0.06	$0.46
Diluted	$0.06	$0.45

Weighted Average Number of Common Shares Outstanding
Basic	56,536	57,430
Diluted	56,905	58,114

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED
Dollars in thousands

	Three Months Ended July 31,
	2019	2018
Net Income	$3,624	$26,295

Other Comprehensive Loss:
Foreign currency translation adjustment	(35,539)	(40,325)
Unamortized retirement costs, tax (expense) of $(2,180) and $(2,488), respectively	8,168	8,811
Unrealized gain (loss) on interest rate swaps, tax benefit of $44 and $204, respectively	85	(652)
Total Other Comprehensive Loss	(27,286)	(32,166)

Comprehensive Loss	$(23,662)	$(5,871)

See accompanying notes to the unaudited condensed consolidated financial statements.
Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Dollars in thousands

	Three Months Ended July 31,
	2019	2018
Operating Activities
Net income	$3,624	$26,295
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangibles	14,970	12,683
Amortization of product development assets	8,714	9,428
Depreciation and amortization of technology, property and equipment	18,535	18,060
Restructuring charges (credits)	10,735	(6,086)
Stock-based compensation expense	4,604	3,930
Employee retirement plan expense	1,841	2,469
Royalty advances	(25,687)	(28,526)
Earned royalty advances	33,886	39,069
Foreign currency (gains) losses	(2,652)	1,729
Other non-cash charges (credits)	3,750	(1,287)
Changes in Operating Assets and Liabilities
Accounts receivable, net	11,934	(64,053)
Accounts payable	(23,742)	(36,138)
Contract liabilities	(103,268)	(67,221)
Other accrued liabilities	(33,404)	(50,424)
Other assets and liabilities	(18,008)	(4,917)
Net Cash Used In Operating Activities	(94,168)	(144,989)
Investing Activities
Product development spending	(6,211)	(6,246)
Additions to technology, property and equipment	(24,202)	(18,304)
Businesses acquired in purchase transactions, net of cash acquired	(73,209)	—
Acquisitions of publication rights and other	(2,270)	(1,970)
Net Cash Used in Investing Activities	(105,892)	(26,520)
Financing Activities
Repayment of long-term debt	(10,400)	(29,900)
Borrowing of long-term debt	264,248	177,654
Payment of debt issuance costs	(3,957)	—
Purchase of treasury shares	(10,000)	(7,994)
Change in book overdrafts	(6,169)	(9,390)
Cash dividends	(19,252)	(19,043)
Net (payments) proceeds from exercise of stock options and other	(1,137)	7,880
Net Cash Provided by Financing Activities	213,333	119,207
Effects of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(2,138)	(4,363)
Cash Reconciliation:
Cash and Cash Equivalents	92,890	169,773
Restricted cash included in Prepaid expenses and other current assets	658	484
Balance at Beginning of Period	93,548	170,257
Increase/(Decrease) for the Period	11,135	(56,665)
Cash and cash equivalents	104,025	113,108
Restricted cash included in Prepaid expenses and other current assets	658	484
Balance at End of Period	$104,683	$113,592
Cash Paid During the Period for:
Interest	$5,410	$2,476
Income taxes, net of refunds	$11,484	$12,202

See the accompanying notes to the unaudited condensed consolidated financial statements.
Index

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
Balance at April 30, 2019	$70,127	$13,055	$422,305	$1,931,074	$(746,476)	$(508,738)	$1,181,347

Restricted Shares Issued under Stock-based Compensation Plans	—	—	(2,112)	(1)	2,219	—	106
Net (Payments)/Proceeds from Exercise of Stock Options and Other	—	—	107	—	(1,244)	—	(1,137)
Stock-based Compensation Expense	—	—	4,604	—	—	—	4,604
Purchase of Treasury Shares	—	—	—	—	(10,000)	—	(10,000)
Class A Common Stock Dividends ($0.34 per share)	—	—	—	(16,148)	—	—	(16,148)
Class B Common Stock Dividends ($0.34 per share)	—	—	—	(3,104)	—	—	(3,104)
Common Stock Class Conversions	12	(12)	—	—	—	—	—
Comprehensive Income (Loss), Net of Tax	—	—	—	3,624	—	(27,286)	(23,662)
Balance at July 31, 2019	$70,139	$13,043	$424,904	$1,915,445	$(755,501)	$(536,024)	$1,132,006

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
Balance at April 30, 2018	$70,111	$13,071	$407,120	$1,834,057	$(694,222)	$(439,580)	$1,190,557

Restricted Shares Issued under Stock-based Compensation Plans	—	—	(2,156)	(1)	2,203	—	46
Net Proceeds from Exercise of Stock Options and Other	—	—	4,594	—	3,286	—	7,880
Stock-based Compensation Expense	—	—	3,930	—	—	—	3,930
Purchase of Treasury Shares	—	—	—	—	(7,994)	—	(7,994)
Class A Common Stock Dividends ($0.33 per share)	—	—	—	(16,022)	—	—	(16,022)
Class B Common Stock Dividends ($0.33 per share)	—	—	—	(3,021)	—	—	(3,021)
Common Stock Class Conversions	4	(4)	—	—	—	—	—
Adjustment Due to Adoption of New Revenue Standard	—	—	—	4,503	—	—	4,503
Comprehensive Income (Loss), Net of Tax	—	—	—	26,295	—	(32,166)	(5,871)
Balance at July 31, 2018	$70,115	$13,067	$413,488	$1,845,811	$(696,727)	$(471,746)	$1,174,008

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

Our Unaudited Condensed Consolidated Financial Statements include all the accounts of the Company and our subsidiaries. We have eliminated all intercompany transactions and balances in consolidation. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Unaudited Condensed Consolidated Financial Condition, Results of Operations, Comprehensive Income and Cash Flows for the periods presented. Operating results for the interim period are not necessarily indicative of the results expected for the full year. All amounts are in thousands, except per share amounts, and approximate due to rounding. These financial statements should be read in conjunction with the most recent audited consolidated financial statements included in our Form 10-K for the fiscal year ended April 30, 2019 as filed with the SEC on July 1, 2019 (“2019 Form 10-K”).

Our Unaudited Condensed Consolidated Financial Statements were prepared in accordance with the interim reporting requirements of the SEC. As permitted under those rules, annual footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted. The preparation of our Unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the current year’s presentation. The Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2018, includes a reclassification of $4.5 million between Operating Activities within the net change in operating assets and liabilities and Investing Activities related to costs to fulfill a contract and product development spending.  In addition, for the three months ended July 31, 2018, amortization expense related to costs to fulfill a contract of $0.8 million was reclassed from amortization of product development spending to other non-cash charges (credits) within Operating Activities.

Note 2 — Recent Accounting Standards

Recently Adopted Accounting Standards

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The standard was effective for us on May 1, 2019, and interim periods within that fiscal year, with early adoption permitted. We adopted ASU 2018-02 on May 1, 2019. We did not elect to reclassify the income tax effects from comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act. Our policy for releasing the income tax effects from accumulated other comprehensive income is when the corresponding pretax accumulated other comprehensive income items are reclassified to earnings.

Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” to simplify and improve the application and financial reporting of hedge accounting. Subsequently, in November 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”.  ASU 2017-12 eases the requirements for measuring and reporting hedge ineffectiveness and clarifies that changes in the fair value of hedging instruments for cash flow, net investment, and fair value hedges should be reflected in the same income statement line item as the earnings effect of the hedged item. The guidance also permits entities to designate specific components in cash flow and interest rate hedges as the hedged risk, instead of using total cash flows. ASU 2018-16 allows the use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes. These ASUs were effective for us on May 1, 2019, with early adoption permitted. We adopted ASU 2017-12, 2018-06 and 2019-04, for those portions related to ASU 2017-02, on May 1, 2019 and there was no impact to our consolidated financial statements at the date of adoption. The future impact will depend on any future hedging activities we may enter into.

Index

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)”. Subsequently, the FASB issued in March 2019, ASU 2019-01, “Leases (Topic 842): Codification Improvements”, in December 2018 ASU 2018-20, “Leases (Topic 842): Narrow Scope Improvements for Lessors”, and in July 2018 the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” and ASU 2018-10, “Codification Improvements to Topic 842, Leases”.  ASU 2016-02 requires an entity to recognize a right-of-use asset (“ROU”) and lease liability for all leases with terms of more than 12 months and provide enhanced disclosures. Recognition, measurement, and presentation of expenses depends on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance.

The new standard provides a number of optional practical expedients in transition. We elected the practical expedients to forgo a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) initial direct costs.  We did not elect the practical expedient allowing the use-of-hindsight which would have required us to reassess the lease term of our leases based on all facts and circumstances through the effective date.  In addition, we did not elect the practical expedient pertaining to land easements.

In addition, the new standard provides as a practical expedient, certain policy elections for ongoing lease accounting which we elected at the date of adoption and included the following, (i) to not separate nonlease components from the associated lease component if certain conditions are met, and (ii) to not recognize ROU assets and lease liabilities for leases that qualify as short-term.

The standard was effective for us on May 1, 2019, with early adoption permitted. A modified retrospective transition approach was required, applying the standard to all leases existing at the date of initial application. A company could choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as of its date of initial application. We adopted the new standard on May 1, 2019 and used the effective date as the date of initial application. Accordingly, previously reported financial information was not updated, and the disclosures required under the new standard will not be provided for dates and periods before May 1, 2019.

At adoption, we recognized operating lease liabilities of $178 million based on the present value of the remaining minimum rental payments for existing operating leases and ROU assets of $142 million on our Unaudited Condensed Consolidated Statement of Financial Position. The difference between the ROU assets and operating lease liabilities represents the existing deferred rent liabilities, prepaid rent balances, and applicable restructuring liabilities, which were reclassified upon adoption to reduce the measurement of the ROU assets. The adoption of the standard did not have an impact on our Unaudited Condensed Consolidated Statement of Shareholders’ Equity, Condensed Consolidated Statement of Income or Condensed Consolidated Statement of Cash Flow. See Note 5, “Operating Leases”, for further details on our operating leases.

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

Index

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 removes, modifies and added disclosures. The standard is effective for us on May 1, 2020, with early adoption permitted. Certain disclosures in ASU 2018-13 would need to be applied on a retrospective basis and others on a prospective basis. We are currently assessing the impact the new guidance will have on our disclosures.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, “Intangibles–Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment”, which simplifies the measurement of a potential goodwill impairment charge by eliminating the requirement to calculate an implied fair value of the goodwill based on the fair value of a reporting unit’s other assets and liabilities. The new guidance eliminates the implied fair value method and instead measures a potential impairment charge based on the excess of a reporting unit’s carrying value compared to its fair value. The impairment charge cannot exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for us on May 1, 2020, with early adoption permitted. Based on our most recent annual goodwill impairment test completed in the year ended April 30, 2019, we expect no impact upon adoption.

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

Note 3 — Acquisitions

Fiscal Year 2020

Zyante Inc.

On July 1, 2019, we completed the acquisition of Zyante Inc. (“zyBooks”), a leading provider of computer science and STEM education courseware. The results of operations of zyBooks is included in our Education Publishing & Professional Learning segment results. The preliminary fair value of the cash consideration transferred, net of $1.8 million of cash acquired was approximately $54.1 million. We recorded the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date, which included a preliminary allocation of $33.2 million of goodwill and $28.5 million of intangible assets, consisting of developed technology, customer relationships, content and trademarks.

Other Acquisitions

On May 31, 2019, we completed the acquisition of certain assets of Knewton, Inc. (“Knewton”). Knewton is a provider of affordable courseware and adaptive learning technology. The results of Knewton are included in our Education Publishing & Professional Learning segment results. In addition, in the three months ended July 31, 2019, we also completed the acquisition of two immaterial businesses, which are included in our Research Publishing & Platforms segment.

The preliminary fair value of cash consideration transferred during the three months ended July 31, 2019 was approximately $19.1 million. We recorded the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date, which included a preliminary allocation of $9.4 million of goodwill and $15.3 million of intangible assets.

The allocation of the purchase price to the assets acquired and the liabilities assumed for the acquisitions discussed above is preliminary and could be revised as a result of additional information obtained due to the finalization of the third-party valuation report,  tax related matters and contingencies, but such amounts will be finalized within the measurement period, which will not exceed one year from the acquisition dates.

Index

Fiscal Year 2019

The Learning House, Inc.

On November 1, 2018, we completed the acquisition of 100% of the outstanding stock of The Learning House, Inc. (“Learning House”) a diversified education services provider. The results of operations of Learning House are included in our Education Services segment.

The fair value of the consideration transferred was approximately $201.3 million which included $200.7 million of cash and $0.6 million of warrants, inclusive of purchase price adjustments which were finalized in the fourth quarter of fiscal year 2019. We financed the payment of the cash consideration through borrowings under our RCA (as defined below in Note 15, “Debt and Available Credit Facilities”). The warrants were classified as equity and allow the holder to purchase 400,000 shares of our Class A Common Stock at an exercise price of $90.00, subject to adjustments. The term of the warrants is three years, expiring on November 1, 2021. The fair value of the warrants was determined using the Black-Scholes option pricing model. The fair value of the cash consideration transferred, net of $10.3 million of cash acquired was approximately $190.4 million.

The allocation of the consideration transferred to the assets acquired and the liabilities assumed is preliminary and could be revised as a result of additional information obtained due to the finalization of the third-party valuation report,  tax related matters and contingencies, but such amounts will be finalized within the measurement period, which will not exceed one year from the acquisition date. During the three months ended July 31, 2019, no revisions were made to the allocation of the consideration transferred to the assets acquired and liabilities assumed.

Note 4 — Revenue Recognition, Contracts with Customers

Disaggregation of Revenue

As previously announced, we have changed our segment reporting structure to align with our strategic focus areas. See Note 10, “Segment Information,” for more details. The following table presents our revenue from contracts with customers disaggregated by segment and product type.

	Three Months Ended July 31, 2019
	Research Publishing & Platforms	Education Publishing & Professional Learning	Education Services	Total
Research Publishing & Platforms:
Research Publishing	$219,927	$—	$—	$219,927
Research Platforms	9,448	—	—	9,448
Education Publishing & Professional Learning:
Education Publishing	—	65,523	—	65,523
Professional Learning	—	79,335	—	79,335
Education Services:
Education Services	—	—	49,297	49,297
Total	$229,375	$144,858	$49,297	$423,530

	Three Months Ended July 31, 2018
	Research Publishing & Platforms	Education Publishing & Professional Learning	Education Services	Total
Research Publishing & Platforms:
Research Publishing	$216,714	$—	$—	$216,714
Research Platforms	8,603	—	—	8,603
Education Publishing & Professional Learning:
Education Publishing	—	74,034	—	74,034
Professional Learning	—	82,390	—	82,390
Education Services:
Education Services	—	—	29,160	29,160
Total	$225,317	$156,424	$29,160	$410,901

Index

Accounts Receivable, net and Contract Liability Balances

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue when, or as, control of the products or services are transferred to the customer and all revenue recognition criteria have been met.

The following table provides information about receivables and contract liabilities from contracts with customers.

	July 31, 2019	April 30, 2019	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$281,055	$294,867	$(13,812)
Contract liability (1)	408,630	507,365	(98,735)
Contract liability (included in Other Long-Term Liabilities)	$13,752	$10,722	$3,030

(1)	The sales return reserve recorded in Contract Liability is $33.4 million and $25.9 million, as of July 31, 2019 and April 30, 2019, respectively.

Revenue recognized for the three months ended July 31, 2019 relating to the contract liability at April 30, 2019 was $194.3 million.

Remaining Performance Obligations included in Contract Liability

As of July 31, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $422.4 million, which included the sales return reserve of $33.4 million. Excluding the sales return reserve, we expect that approximately $375.2 million will be recognized in the next twelve months with the remaining $13.8 million to be recognized thereafter.

Assets Recognized for the Costs to Fulfill a Contract

Costs to fulfill a contract are directly related to a contract that will be used to satisfy a performance obligation in the future and are expected to be recovered. These types of costs are incurred in the following revenue streams, (1) Research Platforms and (2) Education Services.

Our assets associated with incremental costs to fulfill a contract were $9.5 million at July 31, 2019 and are included within Other Non-Current Assets on our Unaudited Condensed Consolidated Statements of Financial Position. We recorded amortization expense of $1.0 million and $0.8 million during the three months ended July 31, 2019 and 2018, respectively, related to these assets within Cost of Sales on the Unaudited Condensed Consolidated Statements of Income.

Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Education Publishing & Professional Learning segment, occur before the transfer of control of the related goods. Therefore, in accordance with the new revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are primarily reflected in Operating and Administrative Expenses on the Unaudited Condensed Consolidated Statements of Income. We incurred $7.4 million and $7.9 million in shipping and handling costs in the three months ended July 31, 2019 and 2018, respectively.

Note 5 — Operating Leases

On May 1, 2019, we adopted a new accounting standard for leases. For further information, see Note 2, “Recent Accounting Standards.”

We have contractual obligations as a lessee with respect to offices, warehouses and distribution centers, automobiles, and office equipment.

We determine if an arrangement is a lease at inception of the contract in accordance with guidance detailed in the new standard and we perform the lease classification test as of the lease commencement date. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.

The present value of the lease payments is calculated using an incremental borrowing rate, which was determined based on the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use an unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate.

Index

Under the new leasing standard, leases that are more than one year in duration are capitalized and recorded on the Unaudited Condensed Consolidated Statements of Financial Position. Some of our leases offer an option to extend the term of such leases. We utilize the reasonably certain threshold criteria in determining which options we will exercise. Furthermore, some of our lease payments are based on index rates with minimum annual increases. These represent fixed payments and are captured in the future minimum lease payments calculation.

For operating leases, the ROU assets and liabilities are presented in our Unaudited Condensed Consolidated Statement of Financial Position as follows:

Balance at July 31, 2019
Operating Lease Right-of-Use Assets	$147,370
Short-term portion of operating lease liabilities	18,041
Operating Lease Liabilities, non-current	$166,642

During the three months ended July 31, 2019, we added $10.3 million to the ROU assets and $11.9 million to the operating lease liabilities due to new leases as well as modifications and remeasurements to our existing operating leases.

Our total net lease costs are as follows:
Three Months Ended July 31, 2019
Operating lease cost	$6,861
Variable lease cost	1,203
Sublease income	(523)
Total net lease cost	$7,541

Other supplemental information includes the following:
	Weighted-Average Remaining Contractual Lease Term (Years)	Three Months Ended July 31, 2019
Operating leases	10

Weighted-average discount rate:
Operating leases		5.82%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$7,300

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the Unaudited Condensed Consolidated Statement of Financial Position as of July 31, 2019:

Fiscal Year	Operating Lease Liabilities
2020 (remaining 9 months)	$23,920
2021	27,376
2022	24,446
2023	22,109
2024	21,651
Thereafter	133,534
Total undiscounted lease payments	253,036

Less: Imputed interest	68,353

Present Value of Minimum Lease Payments	184,683

Less: Current portion	18,041

Noncurrent portion	$166,642

Index

Note 6 — Stock-Based Compensation

We have stock-based compensation plans under which employees may be granted performance-based stock awards and other restricted stock awards.  Prior to fiscal year 2017, we also granted options to purchase shares of our common stock at the fair market value at the time of grant. We recognize the grant date fair value of stock-based compensation in net income on a straight-line basis, net of estimated forfeitures over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended July 31, 2019 and 2018, we recognized stock-based compensation expense, on a pre-tax basis, of $4.6 million and $3.9 million, respectively.

The following table summarizes restricted stock awards we granted (shares in thousands):

	Three Months Ended July 31,
	2019	2018
Restricted Stock:
Awards granted	500	230
Weighted average fair value of grant	$45.31	$66.55

Note 7 — Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three months ended July 31, 2019 and 2018 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total
Balance at April 30, 2019	$(312,107)	$(196,057)	$(574)	$(508,738)
Other comprehensive (loss) income before reclassifications	(35,539)	7,130	328	(28,081)
Amounts reclassified from accumulated other comprehensive loss	—	1,038	(243)	795
Total other comprehensive (loss) income	(35,539)	8,168	85	(27,286)
Balance at July 31, 2019	$(347,646)	$(187,889)	$(489)	$(536,024)

Balance at April 30, 2018	$(251,573)	$(191,026)	$3,019	$(439,580)
Other comprehensive income (loss) before reclassifications	(40,325)	7,720	70	(32,535)
Amounts reclassified from accumulated other comprehensive loss	—	1,091	(722)	369
Total other comprehensive income (loss)	(40,325)	8,811	(652)	(32,166)
Balance at July 31, 2018	$(291,898)	$(182,215)	$2,367	$(471,746)

During the three months ended July 31, 2019 and 2018, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $1.3 million and $1.4 million, respectively, were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses and Interest and Other Income in the Unaudited Condensed Consolidated Statements of Income.

Note 8 — Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share follows:

	Three Months Ended July 31,
	2019	2018
Weighted average shares outstanding	56,564	57,510
Less: Unvested restricted shares	(28)	(80)
Shares used for basic earnings per share	56,536	57,430
Dilutive effect of stock options and other stock awards	369	684
Shares used for diluted earnings per share	56,905	58,114

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 252,704 shares of Class A Common Stock have been excluded for the three months ended July 31, 2019. There were no options excluded for the three months ended July 31, 2018.

Warrants to purchase 511,094 shares of Class A Common Stock have not been included for the three months ended July 31, 2019. There were no warrants issued during the three months ended July 31, 2018.

There were no restricted shares excluded for the three months ended July 31, 2019 and July 31, 2018.

Index

Note 9 — Restructuring and Related Charges

Business Optimization Program

Beginning in fiscal year 2020, we initiated a multi-year Business Optimization Program (the “Business Optimization Program”) to drive efficiency improvement and operating savings.

The following tables summarize the pre-tax restructuring charges related to this program:

Three Months Ended
July 31, 2019
Charges by Segment:
Research Publishing & Platforms	$2,636
Education Publishing & Professional Learning	2,777
Education Services	2,192
Corporate Expenses	3,265
Total Restructuring and Related Charges	$10,870

Charges by Activity:
Severance and termination benefits	$10,709
Operating lease right-of-use asset impairment	161
Total Restructuring and Related Charges	$10,870

The following table summarizes the activity for the Business Optimization Program liability for the three months ended July 31, 2019:

	April 30, 2019	Charges	Payments	Foreign Translation	July 31, 2019
Severance and termination benefits	$—	$10,709	$(1,337)	$(33)	$9,339
Total	$—	$10,709	$(1,337)	$(33)	$9,339

The restructuring liability as of July 31, 2019 for accrued severance and termination benefits is reflected in Accrued Employment Costs in the Unaudited Condensed Consolidated Statement of Financial Position.

Restructuring and Reinvestment Program

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

The following tables summarize the pre-tax restructuring credits related to this program:

	Three Months Ended July 31,		Total Charges
	2019	2018 (1)	Incurred to Date (1)
(Credits) Charges by Segment:
Research Publishing & Platforms	$(16)	$(980)	$26,528
Education Publishing & Professional Learning	28	(717)	42,867
Education Services	(103)	(208)	3,764
Corporate Expenses	(44)	(4,181)	96,334
Total Restructuring and Related Credits	$(135)	$(6,086)	$169,493

(Credits) Charges by Activity:
Severance and termination benefits	$(350)	$(5,778)	$115,909
Consulting and Contract Termination Costs	—	135	21,155
Other Activities	215	(443)	32,429
Total Restructuring and Related Credits	$(135)	$(6,086)	$169,493

(1)	As previously announced, we have changed our segment reporting structure to align with our strategic focus areas. See Note 10, “Segment Information,” for more details.

Index

The credits in severance and termination benefits activities for the three months ended July 31, 2019 and 2018 primarily reflect changes in the number of headcount reductions and estimates for previously accrued benefit costs. Other Activities for the three months ended July 31, 2018 reflects costs for leased facility consolidations.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the three months ended July 31, 2019:

	April 30, 2019	Credits	Payments	Adoption of New Lease Standard (1)	Foreign Translation & Other Adjustments	July 31, 2019
Severance and termination benefits	$4,887	$(350)	$(1,477)	$—	$29	$3,089
Consulting and Contract Termination Costs	303	—	—	—	—	303
Other Activities	2,544	—	—	(2,258)	(76)	210
Total	$7,734	$(350)	$(1,477)	$(2,258)	$(47)	$3,602

(1)	Refer to Note 2, “Recent Accounting Standards,” and Note 5, “Operating Leases” for more information related to the adoption of the new lease standard.

The restructuring liability as of July 31, 2019 for accrued severance and termination benefits is reflected in Accrued Employment Costs in the Unaudited Condensed Consolidated Statement of Financial Position. The liability as of July 31, 2019, for Consulting and Contract Termination Costs is reflected in Other Accrued Liabilities. As of July 31, 2019, $0.2 million of Other Activities are reflected in Other Accrued Liabilities and mainly relate to facility relocation and lease impairment related costs. We currently do not anticipate any further material charges related to the Restructuring and Reinvestment Program.

Note 10 — Segment Information

As previously announced, we have changed our segment reporting structure to align with our strategic focus areas: (1) Research Publishing & Platforms, which  includes the Research publishing and Atypon businesses, (2) Education Publishing & Professional Learning, which is the former “Publishing” segment combined with our corporate training businesses – previously noted as Professional Assessment and Corporate Learning; and (3) Education Services, which is the online program management business. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results.

We report our segment information in accordance with the provisions of FASB ASC Topic 280. These segments reflect the way our chief operating decision maker evaluates our business performance and manages the operations.

Index

Segment information is as follows:

	Three Months Ended July 31,
	2019	2018
Revenue:
Research Publishing & Platforms	$229,375	$225,317
Education Publishing & Professional Learning	144,858	156,424
Education Services	49,297	29,160
Total Revenue	$423,530	$410,901

Contribution to Profit:
Research Publishing & Platforms	$55,646	$57,317
Education Publishing & Professional Learning	4,911	21,767
Education Services	(7,199)	(5,019)
Total Contribution to Profit	53,358	74,065
Corporate Expenses	(48,799)	(37,925)
Operating Income	$4,559	$36,140

Adjusted Contribution to Profit: (1)
Research Publishing & Platforms	$58,266	$56,337
Education Publishing & Professional Learning	7,716	21,050
Education Services	(5,110)	(5,227)
Total Adjusted Contribution to Profit	60,872	72,160
Adjusted Corporate Expenses	(45,578)	(42,106)
Total Adjusted Operating Income	$15,294	$30,054

Depreciation and Amortization:
Research Publishing & Platforms	$17,153	$15,365
Education Publishing & Professional Learning	16,524	17,577
Education Services	5,498	3,467
Total Depreciation and Amortization	39,175	36,409
Corporate Depreciation and Amortization	3,044	3,762
Total Depreciation and Amortization	$42,219	$40,171

Adjusted EBITDA:
Research Publishing & Platforms	$75,419	$71,702
Education Publishing & Professional Learning	24,240	38,627
Education Services	388	(1,760)
Total Segment Adjusted EBITDA	100,047	108,569
Corporate Adjusted EBITDA	(42,534)	(38,344)
Total Adjusted EBITDA	$57,513	$70,225

(1)	Adjusted Contribution to Profit is Contribution to Profit adjusted for restructuring charges (credits). See Note 9, “Restructuring and Related Charges” for these charges (credits) by segment.

Note 11 — Inventories

Inventories, net were as follows:

	July 31, 2019	April 30, 2019
Finished Goods	$36,050	$33,736
Work-in-Process	3,843	2,094
Paper and Other Materials	354	373
	$40,247	$36,203
Inventory Value of Estimated Sales Returns	8,585	3,739
LIFO Reserve	(4,021)	(4,360)
Total Inventories	$44,811	$35,582

Index

Note 12 — Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill by segment as of July 31, 2019:

	April 30, 2019	Acquisitions (1)	Foreign Translation Adjustment	July 31, 2019
Research Publishing & Platforms	$438,511	$844	$(15,953)	$423,402
Education Publishing & Professional Learning	458,145	41,771	(545)	499,371
Education Services	199,010	—	—	199,010
Total	$1,095,666	$42,615	$(16,498)	$1,121,783

(1)	Refer to Note 3, “Acquisitions,” for more information related to the acquisitions that occurred in the three months ended July 31, 2019.

As previously announced, we have changed our segment reporting structure to align with our strategic focus areas. See Note 10, “Segment Information,” for more details. Due to this reorganization, we have reallocated goodwill to our reporting units using a relative fair value approach. We tested goodwill for impairment immediately before and after the reorganization, and we concluded that the fair values of the reporting units were above their carrying values and, therefore, there was no indication of impairment.

Intangible Assets

Identifiable intangible assets, net consisted of the following:

	July 31, 2019	April 30, 2019
Intangible Assets with Determinable Lives, net:
Content and Publishing Rights (1)	$378,803	$389,172
Customer Relationships (1)	249,647	245,830
Brands and Trademarks (1)	12,369	12,993
Covenants not to Compete	395	445
Developed Technology (1)	22,109	—
Total	663,323	648,440
Intangible Assets with Indefinite Lives:
Brands and Trademarks	128,817	130,909
Content and Publishing Rights	86,129	86,223
Total	214,946	217,132
Total Intangible Assets, Net	$878,269	$865,572

(1)	Refer to Note 3, “Acquisitions,” for more information related to the acquisitions that occurred in the three months ended July 31, 2019.

Note 13 — Income Taxes

The effective tax rate for the three months ended July 31, 2019 was 8.6%, compared to 22.8% for the three months ended July 31, 2018. The rate for the three months ended July 31, 2019 was less than the rate for the corresponding prior period due to certain net discrete items totaling $0.4 million, which had a disproportionately large impact on our rate because of our relatively small amount of pretax income. Excluding the effects of these discrete items, the rate for the three months ended July 31, 2019 would have been 22.5%.

Index

Note 14 — Retirement Plans

The components of net pension income for our global defined benefit plans were as follows:

	Three Months Ended July 31,
	2019	2018
Service cost	$224	$233
Interest cost	5,834	6,212
Expected return on plan assets	(10,059)	(9,902)
Net amortization of prior service cost	(19)	(24)
Unrecognized net actuarial loss	1,600	1,434
Net pension income	$(2,420)	$(2,047)

Employer defined benefit pension plan contributions were $4.7 million and $3.6 million for the three months ended July 31, 2019 and 2018, respectively.

The expense for employer defined contribution plans was $4.3 million and $4.5 million for the three months ended July 31, 2019 and 2018, respectively.

Note 15 — Debt and Available Credit Facilities

Amended and Restated RCA

On May 30, 2019, we entered into a credit agreement that amended and restated our existing revolving credit agreement (“Amended and Restated RCA”). The Amended and Restated RCA provides for senior unsecured credit facilities comprised of a (i) five-year revolving credit facility in an aggregate principal amount up to $1.25 billion, and (ii) a five-year term loan A facility consisting of $250 million.

Under the terms of the Amended and Restated RCA, which can be drawn in multiple currencies, we have the option of borrowing at the following floating interest rates: (i) at a rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 0.98% to 1.50%, depending on our consolidated net leverage ratio, as defined, or (ii) at the lender’s base rate plus an applicable margin ranging from zero to 0.50%, depending on our consolidated net leverage ratio. The lender’s base rate is defined as the highest of (i) the U.S. federal funds effective rate plus a 0.50% margin, (ii) the Eurocurrency rate, as defined, plus a 1.00% margin, or (iii) the Bank of America prime lending rate. In addition, we pay a facility fee for the revolving credit facility ranging from 0.15% to 0.25% depending on our consolidated net leverage ratio. We also have the option to request an increase in the revolving credit facility by an amount not to exceed $500 million, in minimum increments of $50 million, subject to the approval of the lenders.

The Amended and Restated RCA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of July 31, 2019.

We incurred an immaterial loss on the write-off of unamortized deferred costs in connection with the refinancing of our RCA (as defined below) which is reflected in Interest and Other Income on the Unaudited Condensed Consolidated Statements of Income for the three months ended July 31, 2019.

We incurred $4.0 million of costs related to the Amended and Restated RCA which resulted in total costs capitalized of $5.2 million.  The amount related to the term loan A facility is $0.9 million, consisting of $0.8 million of lender fees and recorded as a reduction to Long-Term Debt and $0.1 million of non-lender fees included in Other Non-Current Assets. The amount related to the five-year revolving credit facility is $4.3 million, all of which is included in Other Non-Current Assets.

The amortization expense of the lender and non-lender fees is recognized over the five-year term of the Amended and Restated RCA. Total amortization expense in the three months ended July 31, 2019 was $0.2 million and is included in Interest Expense on our Unaudited Condensed Consolidated Statement of Income.

Our total debt outstanding as of July 31, 2019 was $730.5 million, which included $6.3 million of current portion of long-term debt related to our term loan A under the Amended and Restated RCA and long-term debt of $724.3 million. The long-term debt consisted of $243.0 million related to our term loan A under the Amended and Restated RCA, net of unamortized issuance costs of $0.8 million and $481.3 million related to the revolving credit facility under the Amended and Restated RCA.

Index

RCA

As of April 30, 2019, total debt outstanding was $478.8 million, which consisted of amounts due under our RCA.

We had a revolving credit agreement (“RCA”) with a syndicated bank group led by Bank of America. The RCA consisted of a $1.1 billion five-year senior revolving credit facility payable March 1, 2021. Since there were no principal payments due until the end of the agreement in the year ended April 30, 2021, we had classified our entire debt obligation as long-term as of April 30, 2019.

Note 16 — Derivative Instruments and Hedging Activities

From time-to-time, we enter into forward exchange and interest rate swap contracts as a hedge against foreign currency asset and liability commitments, changes in interest rates and anticipated transaction exposures, including intercompany purchases. All derivatives are recognized as assets or liabilities and measured at fair value on our Unaudited Condensed Consolidated Statements of Financial Position. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding adjustment to earnings. We do not use financial instruments for trading or speculative purposes.

Interest Rate Contracts

As of July 31, 2019, we had total debt outstanding of $730.5 million, net of unamortized issuance costs of $0.8 million of which  $731.3 million are variable rate loans outstanding under the Amended and Restated RCA, which approximated fair value.

On June 24, 2019 we entered into a forward starting interest rate swap agreement, which fixed a portion of the variable interest due on our Amended RCA. Under the terms of the agreement, we pay a fixed rate of 1.650% and receive a variable rate of interest based on one month LIBOR from the counterparty which is reset every month for a three-year period ending July 15, 2022. As of July 31, 2019, the notional amount of the interest rate swap was $100.0 million. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

On April 4, 2016, we entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, which expired on May 15, 2019, we paid a fixed rate of  0.92% and receive a variable rate of interest based on one month LIBOR from the counterparty which was reset every month for a three-year period ending May 15, 2019.  Prior to expiration, the notional amount of the interest rate swap was $350.0 million.

As of July 31, 2019 and April 30, 2019, the interest rate swap agreements maintained by us were designated as cash flow hedges as defined under ASC 815 “Derivatives and Hedging.” As a result, there was no impact on our Unaudited Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps as they were fully offset by changes in the interest expense on the underlying variable rate debt instruments.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of July 31, 2019 and April 30, 2019 was a deferred gain of $0.3 million and $0.5 million, respectively. Based on the maturity dates of the contracts, the entire deferred gain as of July 31, 2019 was recorded Other Non-Current Assets and as of April 30, 2019 was recorded within Prepaid Expenses and Other Current Assets. The pre-tax gains that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended July 31, 2019 and 2018 were $0.2 million and $1.0 million, respectively.

Foreign Currency Contracts

We may enter into forward exchange contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction (Losses) Gains in the Unaudited Condensed Consolidated Statements of Income and carried at their fair value in the Unaudited Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains (Losses) in the Unaudited Condensed Consolidated Statements of Income.

As of July 31, 2019, and April 30, 2019, we did not maintain any open forward exchange contracts. In addition, we did not maintain any open forward contracts during the three months ended July 31, 2019 and 2018.

Index

Note 17 — Capital Stock and Changes in Capital Accounts

Share Repurchases

During the three months ended July 31, 2019 and 2018, we repurchased 217,511 and 125,932 shares of Class A common stock at an average price of $45.97 and $63.48, respectively.

Dividends

On June 27, 2019, our Board of Directors declared a quarterly cash dividend of $0.34 per common share, or $19.2 million, on our Class A and Class B common stock. The dividend was paid on July 24, 2019 to shareholders of record on July 10, 2019.

Changes in Common Stock

The following is a summary of changes during the three months ended July 31, in shares of our common stock and common stock in treasury (shares in thousands).

Changes in Common Stock A:	2019	2018
Number of shares, beginning of year	70,127	70,111
Common stock class conversions	12	4
Number of shares issued, end of period	70,139	70,115

Changes in Common Stock A in treasury:
Number of shares held, beginning of year	22,634	21,853
Purchase of treasury shares	218	126
Restricted shares issued under stock-based compensation plans - non-PSU Awards	(36)	(22)
Restricted shares issued under stock-based compensation plans - PSU Awards	(43)	(59)
Restricted shares, forfeited	1	—
Restricted shares issued from exercise of stock options	(12)	(221)
Shares withheld for taxes	33	41
Other	—	4
Number of shares held, end of period	22,795	21,722
Number of Common Stock A outstanding, end of period	47,344	48,393

Changes in Common Stock B:	2019	2018
Number of shares, beginning of year	13,055	13,071
Common stock class conversions	(12)	(4)
Number of shares issued, end of period	13,043	13,067

Changes in Common Stock B in treasury:
Number of shares held, beginning of year	3,918	3,918
Number of shares held, end of period	3,918	3,918
Number of Common Stock B outstanding, end of period	9,125	9,149

Note 18 — Commitments and Contingencies

We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of July 31, 2019, will not have a material effect upon our Unaudited Condensed Consolidated Statements of Financial Position or Unaudited Condensed Consolidated Statements of Income.
Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our Condensed Consolidated Financial Statements and related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2019 Form 10-K and our Consolidated Financial Statements and related notes set forth in Item 8 of Part II of our 2019 Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in thousands, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Unaudited Condensed Consolidated Financial Statements,” unless the context indicates otherwise.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JULY 31, 2019

CONSOLIDATED OPERATING RESULTS

Recent Events

●
As previously announced, we have changed our segment reporting structure to align with our strategic focus areas: (1) Research Publishing & Platforms, which includes the Research publishing and Atypon businesses, (2) Education Publishing & Professional Learning, which is the former “Publishing” segment combined with our corporate training businesses – previously noted as Professional Assessment and Corporate Learning; and (3) Education Services, which is the online program management business. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results.

●
On July 1, 2019, we completed the acquisition of Zyante Inc. ("zyBooks"), a leading provider of computer science and STEM education courseware. zyBooks is included in our Education Publishing & Professional Learning segment.

Revenue:

Revenue for the three months ended July 31, 2019 increased $12.6 million, or 3%, as compared with prior year. On a constant currency basis, revenue increased 5% mainly driven by the following factors:
●	an increase of $7.9 million in the Research Publishing & Platforms business, and
●	an increase of $20.2 million in the Education Services business due largely to contributions from Learning House, which was acquired in November 2018.

These increases were partially offset by a decline of $9.3 million in Education Publishing & Professional Learning, primarily within Education Publishing.

See the “Segment Operating Results” below for additional details on each segment’s revenue and contribution to profit performance.

Cost of Sales:

Cost of sales for the three months ended July 31, 2019 increased $15.4 million, or 12%, as compared with prior year. On a constant currency basis, cost of sales increased 14%. This increase was primarily due to an increase in employment and marketing costs due to the Education Services business, and to a lesser extent, higher royalty costs; partially offset by lower inventory costs.

Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended July 31, 2019 increased $9.7 million, or 4%, as compared with prior year. On a constant currency basis, operating and administrative expenses increased 6%. The increase was primarily due to the following:
●
higher operating costs of $7.0 million which reflected the incremental impact of the acquisition of Learning House; and to a lesser extent, investments in additional resources in content and editorial support, as well as advertising, marketing and sales, and

●	an increase in corporate expenses including an increase in costs associated with strategic planning.

Index

Restructuring and Related Charges (Credits):

Business Optimization Program

Beginning in fiscal year 2020, we initiated the Business Optimization Program to drive efficiency improvement and operating savings with improved workflows and cycle times and enhanced researcher experiences. We anticipate approximately $15 million to $20 million of restructuring charges, of which approximately $10 million to $15 million to be severance-related costs and the remainder to be related to non-cash costs. We anticipate gross savings over the three-year period to be approximately $100 million, with most of that amount to be reinvested in the Company to drive and sustain profitable revenue growth.

For the three months ended July 31, 2019, we recorded pre-tax restructuring charges of $10.9 million, related to this program. These charges are reflected in Restructuring and Related Charges (Credits) in the Unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring and Related Charges” for more details on these charges.

Restructuring and Reinvestment Program

Beginning in fiscal year 2013, we initiated the Restructuring and Reinvestment Program to restructure and realign our cost base with current and anticipated future market conditions. We are targeting most of the cost savings achieved to improve margins and earnings, with the remainder reinvested in growth opportunities.

For the three months ended July 31, 2019 and 2018, we recorded pre-tax restructuring credits of $0.1 million and $6.1 million, respectively, related to this program. These credits are reflected in Restructuring and Related Charges (Credits) in the Unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring and Related Charges” for more details on these charges.

For the impact of both of our restructuring programs on diluted earnings per share, see the section below, “Diluted Earnings per Share (“EPS”).”

Amortization of Intangibles:

Amortization of intangibles was $15.0 million for the three months ended July 31, 2019, an increase of $2.3 million, or 18%, as compared with prior year. On a constant currency basis, amortization of intangibles increased 20% as compared with prior year. The increase in amortization was primarily due to the acquisition of intangibles as part of the acquisitions completed in the three months ended July 31, 2019, and the Learning House acquisition on November 1, 2018. See Note 3, “Acquisitions” for more details on these transactions.

Operating Income:

Operating income was $4.6 million for the three months ended July 31, 2019, a decrease of $31.6 million, or 87%, as compared with prior year. On a constant currency basis and excluding restructuring charges, Adjusted Operating Income decreased 52% primarily due to higher costs of sales and operating and administrative expenses discussed above.

Interest Expense:

Interest expense for the three months ended July 31, 2019 was $6.1 million compared with prior year of $2.8 million. This increase was due to higher average debt balances outstanding, which included borrowings for the funding of the acquisitions completed in the three months ended July 31, 2019 as well as the acquisition of Learning House on November 1, 2018, and a higher weighted average effective borrowing rate.

Foreign Exchange Transaction Gains (Losses):

Foreign exchange transaction gains were $2.7 million for the three months ended July 31, 2019 and were primarily due to the net impact of the change in average foreign exchange rates as compared to the U.S. dollar on our third-party accounts receivable and payable balances. For the three months ended July 31, 2018, foreign exchange transaction losses were $1.7 million and were primarily due to the impact of the change in average foreign exchange rates as compared to the U.S. dollar on our intercompany accounts receivable and payable balances.

Provision for Income Taxes:

The effective tax rate for the three months ended July 31, 2019 was 8.6%, compared to 22.8% for the three months ended July 31, 2018. The rate for the three months ended July 31, 2019 was less than the rate for the corresponding prior period due to certain discrete items totaling $0.4 million which had a disproportionately large impact on our rate because of our relatively small amount of pretax income. Excluding the effects of these discrete items, the rate for the three months ended July 31, 2019 would have been 22.5%.

Index

Diluted Earnings per Share (“EPS”):

EPS for the three months ended July 31, 2019 was $0.06 per share compared with $0.45 per share in the prior year. Excluding the impact of the items included in the table below, Adjusted EPS for the three months ended July 31, 2019 decreased 51% to $0.21 per share compared with $0.43 per share in the prior year. On a constant currency basis, Adjusted EPS decreased 53% due to lower Adjusted Operating Income, partially offset by a lower provision for income taxes and foreign exchange transaction gains.

	Three Months Ended July 31,
	2019	2018
GAAP EPS	$0.06	$0.45
Adjustments:
Restructuring and related charges (credits)	0.14	(0.08)
Foreign exchange losses on intercompany transactions	0.01	0.05
Non-GAAP Adjusted EPS	$0.21	$0.43

SEGMENT OPERATING RESULTS

	Three Months Ended July 31,			Constant Currency
RESEARCH PUBLISHING & PLATFORMS:	2019	2018	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Research Publishing	$219,927	$216,714	1%	3%
Research Platforms	9,448	8,603	10%	10%
Total Research Publishing & Platforms Revenue	229,375	225,317	2%	3%

Cost of Sales	64,097	61,554	4%	7%
Operating Expenses	99,548	100,331	(1)%	1%
Amortization of Intangibles	7,464	7,095	5%	8%
Restructuring Charges (Credits) (see Note 9)	2,620	(980)	#	#

Contribution to Profit	55,646	57,317	(3)%	(3)%
Restructuring Charges (Credits) (see Note 9)	2,620	(980)
Adjusted Contribution to Profit	58,266	56,337	3%	3%
Depreciation and amortization	17,153	15,365
Adjusted EBITDA	$75,419	$71,702	5%	5%

# Not meaningful

Revenue:

Research Publishing & Platforms revenue for the three months ended July 31, 2019 increased 2% to $229.4 million on a reported basis and increased 3% on a constant currency basis as compared with prior year. This increase was due to continued strong growth in Research Publishing, and to a lesser extent, Atypon platform services.

Contribution to Profit:

Contribution to profit decreased 3% to $55.6 million for the three months ended July 31, 2019 as compared with the prior year. On a constant currency basis and excluding restructuring charges (credits), contribution to profit increased 3% compared with prior year. This increase was primarily due to higher revenues, partially offset by an increase in royalty costs, and higher operating costs, which reflected investments in additional resources in editorial and content to support increased journal publishing, marketing and sales.

Society Partnerships:

For the three months ended July 31, 2019:
●	6 new society contracts were signed with a combined annual revenue of approximately $9.0 million,
●	16 society contracts were renewed with a combined annual revenue of approximately $13.7 million,
●	2 society contracts were not renewed with a combined annual revenue of approximately $0.6 million.
Index

	Three Months Ended July 31,			Constant Currency
EDUCATION PUBLISHING & PROFESSIONAL LEARNING:	2019	2018	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Education Publishing	$65,523	$74,034	(11)%	(10)%
Professional Learning	79,335	82,390	(4)%	(2)%
Total Education Publishing & Professional Learning Revenue	144,858	156,424	(7)%	(6)%

Cost of Sales	43,814	44,898	(2)%	(1)%
Operating Expenses	89,530	86,103	4%	6%
Amortization of Intangibles	3,798	4,373	(13)%	(12)%
Restructuring Charges (Credits) (see Note 9)	2,805	(717)	#	#

Contribution to Profit	4,911	21,767	(77)%	(78)%
Restructuring Charges (Credits) (see Note 9)	2,805	(717)
Adjusted Contribution to Profit	7,716	21,050	(63)%	(64)%
Depreciation and amortization	16,524	17,577
Adjusted EBITDA	$24,240	$38,627	(37)%	(37)%

# Not meaningful

Revenue:

Education Publishing & Professional Learning revenue decreased 7% to $144.9 million on a reported basis and decreased 6% on a constant currency basis as compared with prior year. This decrease was primarily due to declines in the books businesses and test preparation and certification, partially offset by growth in corporate training. On July 1, 2019, we completed the acquisition of zyBooks, a leading provider of computer science and STEM education courseware.

Contribution to Profit:

Contribution to profit decreased 77% to $4.9 million for the three months ended July 31, 2019 as compared with the prior year. On a constant currency basis and excluding restructuring charges (credits), contribution to profit decreased 64% as compared with prior year. This decrease was primarily due to the decline in revenue; and to a lesser extent, higher sales and administrative related costs, including costs associated with the acquisition of zyBooks and Knewton, Inc. (“Knewton”).

	Three Months Ended July 31,			Constant Currency
EDUCATION SERVICES:	2019	2018	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Total Education Services Revenue	$49,297	$29,160	69%	69%

Cost of Sales	35,185	21,286	65%	66%
Operating Expenses	15,514	11,886	31%	31%
Amortization of Intangibles	3,708	1,215	#	#
Restructuring Charges (Credits) (see Note 9)	2,089	(208)	#	#

Contribution to Profit	(7,199)	(5,019)	(43)%	(44)%
Restructuring Charges (Credits) (see Note 9)	2,089	(208)
Adjusted Contribution to Profit	(5,110)	(5,227)	2%	2%
Depreciation and amortization	5,498	3,467
Adjusted EBITDA	$388	$(1,760)	#	#

# Not meaningful

Index

Revenue:

Education Services revenue increased 69% to $49.3 million, on a reported and on a constant currency basis as compared with prior year. The increase was mainly driven by the impact of the acquisition of Learning House, and organic growth of 9%.

Contribution to Profit:

Contribution to profit declined by $2.2 million to a loss of $7.2 million for the three months ended July 31, 2019 as compared with the prior year. On a constant currency basis, excluding restructuring charges, the change in the loss was favorable 2% as compared with prior year. This was due to the following:
●	higher revenue as described above;
offset by;
●
higher costs of sales primarily due to higher employment related costs and marketing costs, which was primarily due to the incremental impact of the acquisition of Learning House, operating expenses, and an increase in amortization of intangibles related to the acquisition of Learning House.

Education Services Partners:

As of July 31, 2019, Wiley had 67 university partners under contract. As of July 31, 2018, Wiley had 35 university partners under contract.

CORPORATE EXPENSES:

Corporate expenses for the three months ended July 31, 2019 increased 29% to $48.8 million as compared with prior year. On a constant currency basis and excluding restructuring charges (credits), these expenses increased 9%. This increase was primarily due to an increase in costs associated with strategic planning and business optimization efforts.

FISCAL YEAR 2020 OUTLOOK:

We are reaffirming our financial outlook with updates that reflect the addition of zyBooks. Note, Knewton was included in the original outlook.

Amounts in millions, except Adjusted EPS
Item	Original Fiscal Year 2020 Outlook (1)	zyBooks Impact	Updated Fiscal Year 2020 Outlook (1)
Revenue	$1,840-1,870	$15	$1,855-1,885
Adjusted EBITDA	$360-375	$(3)	$357-372
Adjusted EPS	$2.45-2.55	$(0.10)	$2.35-2.45
Free Cash Flow	$210-230	Insignificant	Unchanged

(1)  Outlook is at constant currency (reflecting Fiscal Year 2019 average exchange rates)

Adjusted EBITDA:

Below is a reconciliation of GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended July 31,
	2019	2018
Net Income	$3,624	$26,295
Interest expense	6,077	2,796
Provision for income taxes	343	7,786
Depreciation and amortization	42,219	40,171
Non-GAAP EBITDA	52,263	77,048
Restructuring and related charges (credits)	10,735	(6,086)
Foreign exchange transaction (gains) losses	(2,652)	1,729
Interest and other income	(2,833)	(2,466)
Non-GAAP Adjusted EBITDA	$57,513	$70,225

Index

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

As of July 31, 2019, we had cash and cash equivalents of $104.0 million, of which approximately $89.8 million, or 86%, was located outside the U.S.  Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of our operations. Notwithstanding the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which generally eliminated federal income tax on future cash repatriation to the U.S., cash repatriation may be subject to state and local taxes or withholding or similar taxes. Since April 30, 2018, we no longer intend to permanently reinvest earnings outside the U.S. We have a $2.0 million liability related to the estimated taxes that would be incurred upon repatriating certain non-U.S. earnings.

On May 30, 2019, we entered into a credit agreement that amended and restated our existing revolving credit agreement (“Amended and Restated RCA”). The Amended and Restated RCA provides for senior unsecured credit facilities comprised of a (i) five-year revolving credit facility in an aggregate principal amount up to $1.25 billion, and (ii) a five-year term loan A facility consisting of $250 million.

As of July 31, 2019, we had approximately $730.5 million of debt outstanding, net of unamortized issuance costs of $0.8 million, and approximately $771.4 million of unused borrowing capacity under our Amended and Restated RCA and other facilities. Our Amended and Restated RCA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of July 31, 2019.

Analysis of Historical Cash Flow

The following table shows the changes in our Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended July 31, 2019 and 2018.

	Three Months Ended July 31,
	2019	2018
Net Cash Used In Operating Activities	$(94,168)	$(144,989)
Net Cash Used In Investing Activities	(105,892)	(26,520)
Net Cash Provided by Financing Activities	213,333	119,207
Effect of Foreign Currency Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(2,138)	(4,363)

Free Cash Flow less Product Development Spending helps assess our ability, over the long term, to create value for our shareholders, as it represents cash available to repay debt, pay common dividends, and fund share repurchases and new acquisitions. Below are the details of Free Cash Flow less Product Development Spending for the three months ended July 31, 2019 and 2018.

Cash flow from operations is seasonally a use of cash in the first half of Wiley’s fiscal year principally due to the timing of collections for annual journal subscriptions, which occurs in the beginning of the second half of our fiscal year.

Free Cash Flow less Product Development Spending:
	Three Months Ended July 31,
	2019	2018
Net Cash Used In Operating Activities	$(94,168)	$(144,989)
Less: Additions to Technology, Property and Equipment	(24,202)	(18,304)
Less: Product Development Spending	(6,211)	(6,246)
Free Cash Flow less Product Development Spending	$(124,581)	$(169,539)

Index

Net Cash Used In Operating Activities

The following is a summary of the $50.8 million change in Net Cash Used In Operating Activities for the three months ended July 31, 2019 as compared with the three months ended July 31, 2018 (amounts in millions).

Net Cash Used In Operating Activities – Three Months Ended July 31, 2018	$(145.0)
Working Capital Changes:
Accounts receivable, net and contract liabilities - due to the collection of delayed calendar year 2019 journal subscription billing in the three months ended July 31, 2019	39.9
Accounts payable and other accrued liabilities - due to the timing of payments and lower incentive payments in the three months ended July 31, 2019	29.4
Other working capital items	(13.1)
Lower net income adjusted for items to reconcile net income to net cash used in operating activities	(5.4)
Net Cash Used In Operating Activities – Three Months Ended July 31, 2019	$(94.2)

Our negative working capital was $241.6 million and $379.8 million as of July 31, 2019 and April 30, 2019, respectively, due to the seasonality of our businesses. The primary driver of the negative working capital is unearned contract liabilities related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by us for a number of purposes including funding: acquisitions, debt repayments, operations and dividend payments and purchasing treasury shares.

The $138.1 million change in negative working capital was primarily due to the decrease in accounts receivable and contract liabilities due to the cash collections for calendar year 2019 subscriptions in the three months ended July 31, 2019, and the timing of certain working capital items including the payment of certain payables; partially offset by, an increase in current liabilities of $18.0 million due to the recognition of the short-term portion of operating lease liabilities due to the adoption of ASU 2016-02, "Leases (Topic 842).”  See Note 2, “Recent Accounting Standards”, for further details.

The revenue from contract liabilities will be recognized when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of July 31, 2019 and as of April 30, 2019 includes $408.6 million and $507.4 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Net Cash Used In Investing Activities

Net Cash Used in Investing Activities for the three months ended July 31, 2019 was $105.9 million compared to $26.5 million in the prior year. The increase was due to $73.2 million of net cash used to acquire zyBooks, Knewton and other acquisitions during the three months ended July 31, 2019; and to a lesser extent, an increase of $5.9 million for technology, property and equipment, due to increased investments in products and platforms.

Net Cash Provided By Financing Activities

Net Cash Provided by Financing Activities was $213.3 million for the three months ended July 31, 2019 compared to $119.2 million for the three months ended July 31, 2018. This increase in cash provided by financing activities was due to an increase in net borrowings of $106.1 million for the three months ended July 31, 2019 compared to the three months ended July 31, 2018 which was primarily due to the acquisitions described above. This was partially offset by $9.0 million of lower cash proceeds from the exercise of stock options and other activities.

During the three months ended July 31, 2019, we repurchased 217,511 shares of Class A Common stock at an average price of $45.97 compared to 125,932 shares of Class A Common Stock at an average price of $63.48 in the prior year.

In the three months ended July 31, 2019, we increased our quarterly dividend to shareholders by 3% to $1.36 per share annualized versus $1.32 per share annualized in the prior year.

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

The information set forth in Note 16, "Derivatives Instruments and Hedging Activities," of the Notes to Unaudited Condensed Consolidated Financial Statements under the caption "Interest Rate Contracts," is incorporated herein by reference.

On an annual basis, a hypothetical one percent change in interest rates for the $631.3 million of unhedged variable rate debt as of July 31, 2019 would affect net income and cash flow by approximately $4.8 million.

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

Our significant investments in non-U.S. businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment. During the three months ended July 31, 2019, we recorded foreign currency translation losses in Other Comprehensive Income of approximately $35.5 million primarily as a result of the fluctuations of the U.S. dollar relative to the British pound sterling and, to a lesser extent, the euro. During the three months ended July 31, 2018, we recorded foreign currency translation losses in Other Comprehensive Income of approximately $40.3 million, primarily as a result of the fluctuations of the U.S. dollar relative to the British pound sterling and, to a lesser extent, the euro.

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

The information set forth in Note 16, "Derivatives Instruments and Hedging Activities," of the Notes to Unaudited Condensed Consolidated Financial Statements under the caption "Foreign Currency Contracts," is incorporated herein by reference.

Sales Return Reserves

The estimated allowance for print book sales returns is based upon historical return patterns, as well as current market trends in the businesses in which we operate. In connection with the estimated sales return reserves, we also include a related increase to inventory and a reduction to accrued royalties as a result of the expected returns.

The reserves are reflected in the following accounts of the Unaudited Condensed Consolidated Statements of Financial Position:

	July 31, 2019	April 30, 2019
Increase in Inventories, net	$8,585	$3,739
Decrease in Accrued royalties	$(4,943)	$(3,653)
Increase in Contract liability	$33,390	$25,934
Print book sales return reserve net liability balance	$(19,862)	$(18,542)

A one percent change in the estimated sales return rate could affect net income by approximately $1.8 million. A change in the pattern or trends in returns could affect the estimated allowance.

Index

Customer Credit Risk

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to us between the months of December and April. Although at July 31, 2019, we had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 21% of total annual consolidated revenue and one affiliated group of subscription agents accounts for approximately 10% of total annual consolidated revenue.

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 8% of total annual consolidated revenue and 13% of accounts receivable at July 31, 2019, the top 10 book customers account for approximately 15% of total annual consolidated revenue and approximately 27% of accounts receivable at July 31, 2019.

We maintain approximately $25 million of trade credit insurance, covering balances due from certain named customers, subject to certain limitations and annual renewal.

Disclosure of Certain Activities Relating to Iran

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.” In the three months ended July 31, 2019, we did not record any revenue or net earnings related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations. We assessed our business relationship and transactions with Iran and believe we are in compliance with the regulations governing the sanctions. We intend to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

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

Changes in Internal Control over Financial Reporting: During the three months ended July 31, 2019, we closed on the acquisition of Zyante. We excluded Zyante from the scope of management’s report on internal control over financial reporting for the three months ended July 31, 2019. We are in the process of integrating Zyante to our overall internal control over financial reporting and will include them in scope for the year ending April 30, 2020. This process may result in additions or changes to our internal control over financial reporting.

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

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant developments related to legal proceedings during the three months ended July 31, 2019. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 Note 18, “Commitment and Contingencies”.

ITEM 1a. RISK FACTORS

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2019, we made the following purchases of Class A Common Stock under our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
May 2019	—	$—	—	1,888,975
June 2019	217,511	45.97	217,511	1,671,464
July 2019	—	—	—	1,671,464
Total	217,511	$45.97	217,511	1,671,464

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: September 6, 2019

Index