Form 10-Q
period 2019-10-31
JOHN WILEY & SONS, INC.
filed 2019-12-05
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

The number of shares outstanding of each of the Registrant’s classes of common stock as of November 30, 2019 were:

Class A, par value $1.00 – 47,041,052
Class B, par value $1.00 – 9,115,923

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

In this report, we may present the following non-GAAP performance measures:

●	Adjusted Earnings Per Share (“Adjusted EPS”);
●	Free Cash Flow less Product Development Spending;
●	Adjusted Revenue;
●	Adjusted Operating Income and margin;
●	Adjusted Contribution to Profit and margin;
●	EBITDA, Adjusted EBITDA and margin;
●	Organic revenue; and
●	Results on a constant currency basis.

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

Index

For example:

●
Adjusted EPS, Adjusted Revenue, Adjusted Operating Profit, Adjusted Contribution to Profit, Adjusted EBITDA, and organic revenue a more comparable basis to analyze operating results and earnings and are measures commonly used by shareholders to measure our performance.

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

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – UNAUDITED
In thousands

	October 31, 2019	April 30, 2019

Assets:
Current Assets
Cash and cash equivalents	$107,744	$92,890
Accounts receivable, net	235,466	294,867
Inventories, net	45,032	35,582
Prepaid expenses and other current assets	58,926	67,441
Total Current Assets	447,168	490,780

Product Development Assets, net	57,394	62,470
Royalty Advances, net	16,473	36,185
Technology, Property and Equipment, net	294,761	289,021
Intangible Assets, net	880,613	865,572
Goodwill	1,143,197	1,095,666
Operating Lease Right-of-Use Assets	145,886	—
Other Non-Current Assets	97,279	97,308
Total Assets	$3,082,771	$2,937,002

Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$74,425	$90,980
Accrued royalties	91,438	78,062
Short-term portion of long-term debt	6,250	—
Contract liabilities	248,653	507,365
Accrued employment costs	74,727	97,230
Accrued income taxes	3,294	21,025
Short-term portion of operating lease liabilities	18,409	—
Other accrued liabilities	68,446	75,900
Total Current Liabilities	585,642	870,562

Long-Term Debt	788,360	478,790
Accrued Pension Liability	152,707	166,331
Deferred Income Tax Liabilities	137,295	143,775
Operating Lease Liabilities	164,622	—
Other Long-Term Liabilities	75,149	96,197
Total Liabilities	1,903,775	1,755,655

Shareholders’ Equity
Preferred Stock, $1 par value: Authorized – 2 million, Issued 0	—	—
Class A Common Stock, $1 par value: Authorized - 180 million, Issued 70,149 and 70,127 as of October 31, 2019 and April 30, 2019, respectively	70,149	70,127
Class B Common Stock, $1 par value: Authorized - 72 million, Issued 13,033 and 13,055 as of October 31, 2019 and April 30, 2019, respectively	13,033	13,055
Additional paid-in-capital	429,968	422,305
Retained earnings	1,940,902	1,931,074
Accumulated other comprehensive loss	(505,026)	(508,738)
Treasury stock (Class A - 23,107 and 22,634 as of October 31, 2019 and April 30, 2019, respectively; Class B - 3,918 and 3,918 as of October 31, 2019 and April 30, 2019, respectively)	(770,030)	(746,476)
Total Shareholders’ Equity	1,178,996	1,181,347
Total Liabilities and Shareholders' Equity	$3,082,771	$2,937,002

See accompanying notes to the unaudited condensed consolidated financial statements.
Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Revenue, net	$466,205	$448,622	$889,735	$859,523

Costs and Expenses
Cost of sales	143,413	132,577	286,509	260,315
Operating and administrative expenses	240,380	236,207	490,550	476,633
Restructuring and related charges	4,001	9,996	14,736	3,910
Amortization of intangibles	15,020	12,367	29,990	25,050
Total Costs and Expenses	402,814	391,147	821,785	765,908

Operating Income	63,391	57,475	67,950	93,615

Interest Expense	(6,787)	(3,608)	(12,864)	(6,404)
Foreign Exchange Transaction Losses	(2,668)	(54)	(16)	(1,783)
Interest and Other Income	2,537	2,509	5,370	4,975

Income Before Taxes	56,473	56,322	60,440	90,403
Provision for Income Taxes	11,783	12,538	12,126	20,324

Net Income	$44,690	$43,784	$48,314	$70,079

Earnings Per Share
Basic	$0.79	$0.76	$0.86	$1.22
Diluted	$0.79	$0.76	$0.85	$1.21

Weighted Average Number of Common Shares Outstanding
Basic	56,326	57,379	56,431	57,392
Diluted	56,664	57,870	56,791	57,955

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED
Dollars in thousands

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Net Income	$44,690	$43,784	$48,314	$70,079

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	38,319	(20,424)	2,780	(60,749)
Unamortized retirement costs, net of tax benefit (provision) of $1,822, $(1,229), $(358), and $(3,717), respectively	(6,576)	4,387	1,592	13,198
Unrealized (loss) gain on interest rate swaps, net of tax benefit of $236, $245, $280 and $449, respectively	(745)	(781)	(660)	(1,433)
Total Other Comprehensive Income (Loss)	30,998	(16,818)	3,712	(48,984)

Comprehensive Income	$75,688	$26,966	$52,026	$21,095

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Dollars in thousands

	Six Months Ended October 31,
	2019	2018
Operating Activities
Net income	$48,314	$70,079
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangibles	29,990	25,050
Amortization of product development assets	17,616	18,928
Depreciation and amortization of technology, property and equipment	37,251	35,845
Restructuring and related charges	14,736	3,910
Stock-based compensation expense	10,289	8,882
Employee retirement plan expense	4,054	3,369
Royalty advances	(48,250)	(50,580)
Earned royalty advances	67,814	71,317
Foreign exchange transaction losses	16	1,783
Other non-cash charges	10,643	4,328
Changes in Operating Assets and Liabilities
Accounts receivable, net	60,836	1,921
Accounts payable	(17,765)	(13,856)
Contract liabilities	(263,665)	(255,890)
Other accrued liabilities	(34,612)	(54,437)
Other assets and liabilities	(36,788)	12,790
Net Cash Used In Operating Activities	(99,521)	(116,561)
Investing Activities
Product development spending	(11,686)	(12,351)
Additions to technology, property and equipment	(44,531)	(34,560)
Businesses acquired in purchase transactions, net of cash acquired	(74,169)	—
Acquisitions of publication rights and other	(4,045)	(2,795)
Net Cash Used in Investing Activities	(134,431)	(49,706)
Financing Activities
Repayment of long-term debt	(65,680)	(65,800)
Borrowing of long-term debt	383,151	245,075
Payment of debt issuance costs	(4,006)	—
Purchase of treasury shares	(25,000)	(24,994)
Change in book overdrafts	681	(3,066)
Cash dividends	(38,486)	(38,033)
Net (payments) proceeds from exercise of stock options and other	(1,393)	7,283
Net Cash Provided by Financing Activities	249,267	120,465
Effects of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(461)	(8,368)
Cash Reconciliation:
Cash and Cash Equivalents	92,890	169,773
Restricted cash included in Prepaid expenses and other current assets	658	484
Balance at Beginning of Period	93,548	170,257
Increase/(Decrease) for the Period	14,854	(54,170)
Cash and cash equivalents	107,744	115,603
Restricted cash included in Prepaid expenses and other current assets	658	484
Balance at End of Period	$108,402	$116,087
Cash Paid During the Period for:
Interest	$12,125	$5,713
Income taxes, net of refunds	$30,170	$18,404

See the accompanying notes to the unaudited condensed consolidated financial statements.
Index

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
Balance at July 31, 2019	$70,139	$13,043	$424,904	$1,915,445	$(755,501)	$(536,024)	$1,132,006

Restricted Shares Issued under Stock-based Compensation Plans	—	—	(681)	1	787	—	107
Net (Payments) Proceeds from Exercise of Stock Options and Other	—	—	60	—	(316)	—	(256)
Stock-based Compensation Expense	—	—	5,685	—	—	—	5,685
Purchase of Treasury Shares	—	—	—	—	(15,000)	—	(15,000)
Class A Common Stock Dividends ($0.34 per share)	—	—	—	(16,130)	—	—	(16,130)
Class B Common Stock Dividends ($0.34 per share)	—	—	—	(3,104)	—	—	(3,104)
Common Stock Class Conversions	10	(10)	—	—	—	—	—
Comprehensive Income (Loss), Net of Tax	—	—	—	44,690	—	30,998	75,688
Balance at October 31, 2019	$70,149	$13,033	$429,968	$1,940,902	$(770,030)	$(505,026)	$1,178,996

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
Balance at July 31, 2018	$70,115	$13,067	$413,488	$1,845,811	$(696,727)	$(471,746)	$1,174,008

Restricted Shares Issued under Stock-based Compensation Plans	—	—	(828)	4	877	—	53
Net (Payments) Proceeds from Exercise of Stock Options and Other	—	—	106	—	(703)	—	(597)
Stock-based Compensation Expense	—	—	4,952	—	—	—	4,952
Purchase of Treasury Shares	—	—	—	—	(17,000)	—	(17,000)
Class A Common Stock Dividends ($0.33 per share)	—	—	—	(15,974)	—	—	(15,974)
Class B Common Stock Dividends ($0.33 per share)	—	—	—	(3,016)	—	—	(3,016)
Common Stock Class Conversions	10	(10)	—	—	—	—	—
Adjustment Due to Adoption of New Revenue Standard	—	—	—	—	—	—	—
Comprehensive Income (Loss), Net of Tax	—	—	—	43,784	—	(16,818)	26,966
Balance at October 31, 2018	$70,125	$13,057	$417,718	$1,870,609	$(713,553)	$(488,564)	$1,169,392

See accompanying notes to the audited consolidated financial statements.
Index

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
Balance at April 30, 2019	$70,127	$13,055	$422,305	$1,931,074	$(746,476)	$(508,738)	$1,181,347

Restricted Shares Issued under Stock-based Compensation Plans	—	—	(2,793)	—	3,006	—	213
Net (Payments) Proceeds from Exercise of Stock Options and Other	—	—	167	—	(1,560)	—	(1,393)
Stock-based Compensation Expense	—	—	10,289	—	—	—	10,289
Purchase of Treasury Shares	—	—	—	—	(25,000)	—	(25,000)
Class A Common Stock Dividends ($0.34 per share)	—	—	—	(32,278)	—	—	(32,278)
Class B Common Stock Dividends ($0.34 per share)	—	—	—	(6,208)	—	—	(6,208)
Common Stock Class Conversions	22	(22)	—	—	—	—	—
Comprehensive Income (Loss), Net of Tax	—	—	—	48,314	—	3,712	52,026
Balance at October 31, 2019	$70,149	$13,033	$429,968	$1,940,902	$(770,030)	$(505,026)	$1,178,996

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
Balance at April 30, 2018	$70,111	$13,071	$407,120	$1,834,057	$(694,222)	$(439,580)	$1,190,557

Restricted Shares Issued under Stock-based Compensation Plans	—	—	(2,984)	3	3,080	—	99
Net Proceeds (Payments) from Exercise of Stock Options and Other	—	—	4,700	—	2,583	—	7,283
Stock-based Compensation Expense	—	—	8,882	—	—	—	8,882
Purchase of Treasury Shares	—	—	—	—	(24,994)	—	(24,994)
Class A Common Stock Dividends ($0.33 per share)	—	—	—	(31,996)	—	—	(31,996)
Class B Common Stock Dividends ($0.33 per share)	—	—	—	(6,037)	—	—	(6,037)
Common Stock Class Conversions	14	(14)	—	—	—	—	—
Adjustment Due to Adoption of New Revenue Standard	—	—	—	4,503	—	—	4,503
Comprehensive Income (Loss), Net of Tax	—	—	—	70,079	—	(48,984)	21,095
Balance at October 31, 2018	$70,125	$13,057	$417,718	$1,870,609	$(713,553)	$(488,564)	$1,169,392

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

Certain prior year amounts have been reclassified to conform to the current year’s presentation. The Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2018, includes a reclassification of $4.5 million, between Operating Activities within the net change in operating assets and liabilities and Investing Activities related to costs to fulfill a contract and product development spending. In addition, for the six months ended October 31, 2018, amortization expense related to costs to fulfill a contract of $1.2 million was reclassified from amortization of product development spending to other non-cash charges (credits) within Operating Activities.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” Subsequently, in May 2019, the FASB issued ASU 2019-05 - "Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief”, in April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” in November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” and in November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”.  ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13, ASU 2019-05, ASU 2019-04, ASU 2018-19, and ASU 2019-11 are effective for us on May 1, 2020, including interim periods within those fiscal periods, with early adoption permitted. We are currently assessing the impact the new guidance will have on our consolidated financial statements.

Note 3 — Acquisitions

Fiscal Year 2020

Zyante Inc.

On July 1, 2019, we completed the acquisition of Zyante Inc. (“zyBooks”), a leading provider of computer science and STEM education courseware. The results of operations of zyBooks is included in our Academic & Professional Learning segment results. The preliminary fair value of the consideration transferred at the acquisition date was $57.0 million which included $55.9 million of cash and $1.1 million of additional consideration to be paid after the acquisition date. The fair value of the cash consideration transferred including those amounts paid after the acquisition date, net of $1.8 million of cash acquired was approximately $54.3 million.

Index

The following table summarizes the preliminary consideration transferred to acquire zyBooks and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed.

Preliminary Allocation as of July 1, 2019
Total cash consideration transferred at the acquisition date	$55,884

Assets:
Current Assets	2,280
Technology, Property and Equipment, net	28
Intangible Assets, net	24,500
Goodwill	37,246
Total Assets	$64,054

Liabilities:
Current Liabilities	2,581
Deferred Income Tax Liabilities	5,589
Total Liabilities	$8,170

The following table summarizes the identifiable intangible assets acquired and their weighted-average useful life at the date of acquisition.

	Estimated Fair Value	Weighted-Average Useful Life (in Years)
Developed Technology	$10,400	7
Customer Relationships	6,800	10
Content	4,400	10
Trademarks	2,900	10
Total	$24,500

Other Acquisitions

On May 31, 2019, we completed the acquisition of certain assets of Knewton, Inc. (“Knewton”). Knewton is a provider of affordable courseware and adaptive learning technology. The results of Knewton are included in our Academic & Professional Learning segment results. In addition, in the three months ended July 31, 2019 we also completed the acquisition of two immaterial businesses, which are included in our Research Publishing & Platforms segment and in the three months ended October 31, 2019 one immaterial business included in our Academic & Professional Learning segment results.

The preliminary fair value of cash consideration transferred during the six months ended October 31, 2019 was approximately $19.9 million. We recorded the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date, which included a preliminary allocation of $9.4 million of goodwill and $16.2 million of intangible assets.

The allocation of the total consideration transferred to the assets acquired and the liabilities assumed for the acquisitions discussed above is preliminary and could be revised as a result of additional information obtained due to the finalization of the third-party valuation report, tax related matters and contingencies, but such amounts will be finalized within the measurement period, which will not exceed one year from the acquisition dates.

Fiscal Year 2019

The Learning House, Inc.

On November 1, 2018, we completed the acquisition of 100% of the outstanding stock of The Learning House, Inc. (“Learning House”) a diversified education services provider. The results of operations of Learning House are included in our Education Services segment.

Index

The fair value of the consideration transferred was $201.3 million which included $200.7 million of cash and $0.6 million of warrants, inclusive of purchase price adjustments which were finalized in the fourth quarter of fiscal year 2019. We financed the payment of the cash consideration through borrowings under our RCA (as defined below in Note 15, “Debt and Available Credit Facilities”). The warrants were classified as equity and allow the holder to purchase 400,000 shares of our Class A Common Stock at an exercise price of $90.00, subject to adjustments. The term of the warrants is three years, expiring on November 1, 2021. The fair value of the warrants was determined using the Black-Scholes option pricing model. The final fair value of the cash consideration transferred, net of $10.3 million of cash acquired was $190.4 million.

The allocation of the consideration transferred to the assets acquired and the liabilities assumed is final.

Note 4 — Revenue Recognition, Contracts with Customers

Disaggregation of Revenue

As previously announced, we changed our segment reporting structure to align with our strategic focus areas. See Note 10, “Segment Information,” for more details. The following table presents our revenue from contracts with customers disaggregated by segment and product type.

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Research Publishing & Platforms:
Research Publishing	$225,085	$219,710	$445,012	$436,424
Research Platforms	9,624	9,365	19,072	17,968
Total Research Publishing & Platforms	234,709	229,075	464,084	454,392

Academic & Professional Learning:
Education Publishing	101,741	107,474	167,264	181,508
Professional Learning	75,984	82,196	155,319	164,586
Total Academic & Professional Learning	177,725	189,670	322,583	346,094

Education Services:
Education Services	53,771	29,877	103,068	59,037
Total Education Services	53,771	29,877	103,068	59,037
Total Revenue	$466,205	$448,622	$889,735	$859,523

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

The following table provides information about receivables and contract liabilities from contracts with customers.

	October 31, 2019	April 30, 2019	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$235,466	$294,867	$(59,401)
Contract liabilities (1)	248,653	507,365	(258,712)
Contract liabilities (included in Other Long-Term Liabilities)	$19,622	$10,722	$8,900

(1)	The sales return reserve recorded in Contract Liabilities is $37.7 million and $25.9 million, as of October 31, 2019 and April 30, 2019, respectively.

Revenue recognized for the three and six months ended October 31, 2019 relating to the contract liability at April 30, 2019 was $184.6 million and $378.9 million, respectively.

Index

Remaining Performance Obligations included in Contract Liability

As of October 31, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $268.3 million, which included the sales return reserve of $37.7 million. Excluding the sales return reserve, we expect that approximately $211.0 million will be recognized in the next twelve months with the remaining $19.6 million to be recognized thereafter.

Assets Recognized for the Costs to Fulfill a Contract

Costs to fulfill a contract are directly related to a contract that will be used to satisfy a performance obligation in the future and are expected to be recovered. These types of costs are incurred in the following revenue streams, (1) Research Platforms and (2) Education Services.

Our assets associated with incremental costs to fulfill a contract were $10.3 million at October 31, 2019 and are included within Other Non-Current Assets on our Unaudited Condensed Consolidated Statements of Financial Position. We recorded amortization expense of $1.1 million and $2.1 million during the three and six months ended October 31, 2019, respectively, related to these assets within Cost of Sales on the Unaudited Condensed Consolidated Statements of Income. We recorded amortization expense of $0.4 million and $1.2 million during the three and six months ended October 31, 2018, respectively, related to these assets within Cost of Sales on the Unaudited Condensed Consolidated Statements of Income.

Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Academic & Professional Learning segment occur before the transfer of control of the related goods. Therefore, in accordance with the new revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are reflected in Operating and Administrative Expenses on the Unaudited Condensed Consolidated Statements of Income. We incurred $7.6 million and $15.0 million in shipping and handling costs in the three and six months ended October 31, 2019, respectively. We incurred $8.6 million and $16.5 million in shipping and handling costs in the three and six months ended October 31, 2018, respectively.

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

For operating leases, the ROU assets and liabilities are presented in our Unaudited Condensed Consolidated Statement of Financial Position as follows:
October 31, 2019
Operating Lease Right-of-Use Assets	$145,886
Short-term portion of operating lease liabilities	18,409
Operating Lease Liabilities, non-current	$164,622

Index

During the six months ended October 31, 2019, we added $12.1 million to the ROU assets and $13.7 million to the operating lease liabilities due to new leases as well as modifications and remeasurements to our existing operating leases.

Our total net lease costs are as follows:
	Three Months Ended October 31, 2019	Six Months Ended October 31, 2019
Operating lease cost	$6,199	$13,060
Variable lease cost	915	2,118
Sublease income	184	(339)
Total net lease cost	$7,298	$14,839

Other supplemental information includes the following:
	Weighted-Average Remaining Contractual Lease Term (Years)	Six Months Ended October 31, 2019
Operating leases	10

Weighted-average discount rate:
Operating leases		5.91%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$14,716

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the Unaudited Condensed Consolidated Statement of Financial Position as of October 31, 2019:

Fiscal Year	Operating Lease Liabilities
2020 (remaining 6 months)	$16,758
2021	28,073
2022	25,085
2023	22,683
2024	21,791
Thereafter	134,823
Total undiscounted lease payments	249,213

Less: Imputed interest	66,182

Present Value of Minimum Lease Payments	183,031

Less: Current portion	18,409

Noncurrent portion	$164,622

Index

Note 6 — Stock-Based Compensation

We have stock-based compensation plans under which employees may be granted performance-based stock awards and other restricted stock awards.  Prior to fiscal year 2017, we also granted options to purchase shares of our common stock at the fair market value at the time of grant. We recognize the grant date fair value of stock-based compensation in net income on a straight-line basis, net of estimated forfeitures over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended October 31, 2019 and 2018, we recognized stock-based compensation expense, on a pre-tax basis, of $5.7 million and $5.0 million, respectively. For the six months ended October 31, 2019 and 2018, we recognized stock-based compensation expense, on a pre-tax basis, of $10.3 million and $8.9 million, respectively.

The following table summarizes restricted stock awards we granted (shares in thousands):

	Six Months Ended October 31,
	2019	2018
Restricted Stock:
Awards granted	716	397
Weighted average fair value of grant	$44.75	$63.33

Note 7 — Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three and six months ended October 31, 2019 and 2018 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at July 31, 2019	$(347,646)	$(187,889)	$(489)	$(536,024)
Other comprehensive income (loss) before reclassifications	38,319	(7,960)	(481)	29,878
Amounts reclassified from accumulated other comprehensive loss	—	1,384	(264)	1,120
Total other comprehensive income (loss)	38,319	(6,576)	(745)	30,998
Balance at October 31, 2019	$(309,327)	$(194,465)	$(1,234)	$(505,026)

Balance at April 30, 2019	$(312,107)	$(196,057)	$(574)	$(508,738)
Other comprehensive income (loss) before reclassifications	2,780	(830)	(153)	1,797
Amounts reclassified from accumulated other comprehensive loss	—	2,422	(507)	1,915
Total other comprehensive income (loss)	2,780	1,592	(660)	3,712
Balance at October 31, 2019	$(309,327)	$(194,465)	$(1,234)	$(505,026)

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at July 31, 2018	$(291,898)	$(182,215)	$2,367	$(471,746)
Other comprehensive income (loss) before reclassifications	(20,424)	3,273	543	(16,608)
Amounts reclassified from accumulated other comprehensive loss	—	1,114	(1,324)	(210)
Total other comprehensive income (loss)	(20,424)	4,387	(781)	(16,818)
Balance at October 31, 2018	$(312,322)	$(177,828)	$1,586	$(488,564)

Balance at April 30, 2018	$(251,573)	$(191,026)	$3,019	$(439,580)
Other comprehensive income (loss) before reclassifications	(60,749)	10,993	613	(49,143)
Amounts reclassified from accumulated other comprehensive loss	—	2,205	(2,046)	159
Total other comprehensive income (loss)	(60,749)	13,198	(1,433)	(48,984)
Balance at October 31, 2018	$(312,322)	$(177,828)	$1,586	$(488,564)

Index

During the three months ended October 31, 2019 and 2018, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $1.7 million and $1.4 million, respectively, and in the six months ended October 31, 2019 and 2018, approximately $3.0 million and $2.8 million, respectively, were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses and Interest and Other Income in the Unaudited Condensed Consolidated Statements of Income.

Note 8 — Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Weighted average shares outstanding	56,339	57,426	56,451	57,451
Less: Unvested restricted shares	(13)	(47)	(20)	(59)
Shares used for basic earnings per share	56,326	57,379	56,431	57,392
Dilutive effect of stock options and other stock awards	338	491	360	563
Shares used for diluted earnings per share	56,664	57,870	56,791	57,955

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 212,094 shares of Class A Common Stock have been excluded for both the three and six months ended October 31, 2019, respectively and 157,167 shares of Class A Common Stock have been excluded for the three and six months ended October 31, 2018, respectively.

Warrants to purchase 515,114 shares of Class A Common Stock have not been included for both the three and six months ended October 31, 2019, respectively. There were no warrants issued during the three and six months ended October 31, 2018.

There were no restricted shares excluded for the three and six months ended October 31, 2019 and 2018, respectively.

Note 9 — Restructuring and Related Charges

Business Optimization Program

Beginning in fiscal year 2020, we initiated a multi-year Business Optimization Program (the “Business Optimization Program”) to drive efficiency improvement and operating savings.

The following tables summarize the pre-tax restructuring charges related to this program:

	Three Months Ended October 31,	Six Months Ended October 31,
	2019	2019
Charges (Credits) by Segment:
Research Publishing & Platforms	$29	$2,665
Academic & Professional Learning	765	3,542
Education Services	(475)	1,717
Corporate Expenses	2,835	6,100
Total Restructuring and Related Charges	$3,154	$14,024

Charges by Activity:
Severance and termination benefits	$578	$11,287
Operating lease right-of-use asset impairment	—	161
Facility related charges	1,240	1,240
Other Activities	1,336	1,336
Total Restructuring and Related Charges	$3,154	$14,024

Other Activities for the three and six months ended October 31, 2019 relate to reserves associated with the cessation of certain offerings and the impairment of certain software licenses.

Index

The following table summarizes the activity for the Business Optimization Program liability for the six months ended October 31, 2019:
	April 30, 2019	Charges	Payments	Foreign Translation & Other Adjustments	October 31, 2019
Severance and termination benefits	$—	$11,287	$(2,760)	$(168)	$8,359
Other Activities	—	1,336	—	(365)	971
Total	$—	$12,623	$(2,760)	$(533)	$9,330

The restructuring liability as of October 31, 2019 for accrued severance and termination benefits is reflected in Accrued Employment Costs in the Unaudited Condensed Consolidated Statement of Financial Position. The restructuring liability as of October 31, 2019 for other activities is reflected in Other Accrued Liabilities in the Unaudited Condensed Consolidated Statement of Financial Position.

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

The following tables summarize the pre-tax restructuring charges related to this program:

	Three Months Ended October 31,		Six Months Ended October 31,		Total Charges
	2019	2018 (1)	2019	2018 (1)	Incurred to Date
Charges (Credits) by Segment:
Research Publishing & Platforms	$697	$2,282	$681	$1,302	$27,225
Academic & Professional Learning	35	2,194	63	1,477	42,902
Education Services	—	310	(103)	102	3,764
Corporate Expenses	115	5,210	71	1,029	96,449
Total Restructuring and Related Charges	$847	$9,996	$712	$3,910	$170,340

Charges by Activity:
Severance and termination benefits	$847	$8,672	$497	$2,894	$116,756
Consulting and Contract Termination Costs	—	90	—	225	21,155
Other Activities	—	1,234	215	791	32,429
Total Restructuring and Related Charges	$847	$9,996	$712	$3,910	$170,340

(1)	As previously announced, we have changed our segment reporting structure to align with our strategic focus areas. See Note 10, “Segment Information,” for more details.

Other Activities for the three and six months ended October 31, 2019 include facility related costs. Other Activities for the three and six months ended October 31, 2018 include lease impairment related costs.

Index

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the six months ended October 31, 2019:
	April 30, 2019	Charges	Payments	Adoption of New Lease Standard (1)	Foreign Translation & Other Adjustments	October 31, 2019
Severance and termination benefits	$4,887	$497	$(3,125)	$—	$203	$2,462
Consulting and Contract Termination Costs	303	—	—	—	—	303
Other Activities	2,544	—	—	(2,258)	(34)	252
Total	$7,734	$497	$(3,125)	$(2,258)	$169	$3,017

(1)	Refer to Note 2, “Recent Accounting Standards,” and Note 5, “Operating Leases” for more information related to the adoption of the new lease standard.

The restructuring liability as of October 31, 2019 for accrued severance and termination benefits is reflected in Accrued Employment Costs in the Unaudited Condensed Consolidated Statement of Financial Position. The liability as of October 31, 2019, for Consulting and Contract Termination Costs is reflected in Other Accrued Liabilities.

As of October 31, 2019, $0.3 million of Other Activities are reflected in Other Accrued Liabilities and mainly relate to facility relocation and lease impairment related costs.

We currently do not anticipate any further material charges related to the Restructuring and Reinvestment Program.

Index

Note 10 — Segment Information

As previously announced, we have changed our segment reporting structure to align with our strategic focus areas: (1) Research Publishing & Platforms, which  includes the Research publishing and Atypon businesses, (2) Academic & Professional Learning, which is the former “Publishing” segment combined with our corporate training businesses – previously noted as Professional Assessment and Corporate Learning; and (3) Education Services, which is the online program management business. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results.

We report our segment information in accordance with the provisions of FASB ASC Topic 280. These segments reflect the way our chief operating decision maker evaluates our business performance and manages the operations.

Segment information is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Revenue:
Research Publishing & Platforms	$234,709	$229,075	$464,084	$454,392
Academic & Professional Learning	177,725	189,670	322,583	346,094
Education Services	53,771	29,877	103,068	59,037
Total Revenue	$466,205	$448,622	$889,735	$859,523

Contribution to Profit:
Research Publishing & Platforms	$63,291	$59,210	$118,937	$116,527
Academic & Professional Learning	35,050	47,078	39,961	68,845
Education Services	2,583	(867)	(4,616)	(5,886)
Total Contribution to Profit (1)	$100,924	$105,421	$154,282	$179,486
Corporate Expenses	(37,533)	(47,946)	(86,332)	(85,871)
Operating Income (1)	$63,391	$57,475	$67,950	$93,615

Adjusted Contribution to Profit: (1)
Research Publishing & Platforms	$64,017	$61,492	$122,283	$117,829
Academic & Professional Learning	35,850	49,272	43,566	70,322
Education Services	2,108	(557)	(3,002)	(5,784)
Total Adjusted Contribution to Profit	$101,975	$110,207	$162,847	$182,367
Adjusted Corporate Expenses	(34,583)	(42,736)	(80,161)	(84,842)
Total Adjusted Operating Income	$67,392	$67,471	$82,686	$97,525

Depreciation and Amortization:
Research Publishing & Platforms	$17,037	$15,422	$34,190	$30,787
Academic & Professional Learning	17,349	17,473	33,873	35,050
Education Services	5,522	3,045	11,020	6,512
Total Depreciation and Amortization	$39,908	$35,940	$79,083	$72,349
Corporate Depreciation and Amortization	2,730	3,712	5,774	7,474
Total Depreciation and Amortization	$42,638	$39,652	$84,857	$79,823

Adjusted EBITDA: (2)
Research Publishing & Platforms	$81,054	$76,914	$156,473	$148,616
Academic & Professional Learning	53,199	66,745	77,439	105,372
Education Services	7,630	2,488	8,018	728
Total Segment Adjusted EBITDA	$141,883	$146,147	$241,930	$254,716
Corporate Adjusted EBITDA	(31,853)	(39,024)	(74,387)	(77,368)
Total Adjusted EBITDA	$110,030	$107,123	$167,543	$177,348

(1)	Adjusted Contribution to Profit is Contribution to Profit adjusted for restructuring charges (credits). See Note 9, “Restructuring and Related Charges” for these charges (credits) by segment.
(2)	Adjusted EBITDA is Adjusted Contribution to Profit with depreciation and amortization added back.
Index

The following table shows a reconciliation of GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Net Income	$44,690	$43,784	$48,314	$70,079
Interest expense	6,787	3,608	12,864	6,404
Provision for income taxes	11,783	12,538	12,126	20,324
Depreciation and amortization	42,638	39,652	84,857	79,823
Non-GAAP EBITDA	$105,898	$99,582	$158,161	$176,630
Restructuring and related charges	4,001	9,996	14,736	3,910
Foreign exchange transaction losses	2,668	54	16	1,783
Interest and other income	(2,537)	(2,509)	(5,370)	(4,975)
Non-GAAP Adjusted EBITDA	$110,030	$107,123	$167,543	$177,348

Note 11 — Inventories

Inventories, net were as follows:

	October 31, 2019	April 30, 2019
Finished Goods	$36,258	$33,736
Work-in-Process	2,637	2,094
Paper and Other Materials	344	373
	$39,239	$36,203
Inventory Value of Estimated Sales Returns	9,889	3,739
LIFO Reserve	(4,096)	(4,360)
Total Inventories	$45,032	$35,582

Note 12 — Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill by segment as of October 31, 2019:

	April 30, 2019	Acquisitions (1)	Foreign Translation Adjustment	October 31, 2019
Research Publishing & Platforms	$438,511	$844	$640	$439,995
Academic & Professional Learning	458,145	45,752	134	504,031
Education Services	199,010	161	—	199,171
Total	$1,095,666	$46,757	$774	$1,143,197

(1)	Refer to Note 3, “Acquisitions,” for more information related to the acquisitions that occurred in the six months ended October 31, 2019.

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

Index

Intangible Assets

Identifiable intangible assets, net consisted of the following:

	October 31, 2019	April 30, 2019
Intangible Assets with Determinable Lives, net:
Content and Publishing Rights (1)	$384,364	$389,172
Customer Relationships (1)	245,822	245,830
Brands and Trademarks (1)	11,753	12,993
Covenants not to Compete	345	445
Developed Technology (1)	17,989	—
Total	660,273	648,440
Intangible Assets with Indefinite Lives:
Brands and Trademarks	134,005	130,909
Content and Publishing Rights	86,335	86,223
Total	220,340	217,132
Total Intangible Assets, Net	$880,613	$865,572

(1)	Refer to Note 3, “Acquisitions,” for more information related to the acquisitions that occurred in the six months ended October 31, 2019.

Note 13 — Income Taxes

The effective tax rate for the three months ended October 31, 2019 was 20.9%, compared with 22.3% for the three months ended October 31, 2018. The effective tax rate for the six months ended October 31, 2019 was 20.1% compared with 22.5% for the six months ended October 31, 2018. The rates for the three and six months ended October 31, 2019 were lower than the rates for the three and six months ended October 31, 2018 primarily due to a more favorable earnings mix, as well as certain net discrete items, including a tax-free life insurance recovery.  Excluding the effects of these discrete items, the rates would have been 21.5% and 21.6% for the three and six months ended October 31, 2019, respectively.

Note 14 — Retirement Plans

The components of net pension expense (income) for our global defined benefit plans were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Service cost	$1,093	$229	$1,317	$462
Interest cost	6,350	6,169	12,184	12,381
Expected return on plan assets	(9,886)	(9,720)	(19,945)	(19,622)
Net amortization of prior service cost	(19)	(24)	(38)	(48)
Unrecognized net actuarial loss	1,581	1,474	3,181	2,908
Net pension income	$(881)	$(1,872)	$(3,301)	$(3,919)

Employer defined benefit pension plan contributions were $3.3 million and $3.5 million for the three months ended October 31, 2019 and 2018, respectively, and $8.0 million and $7.1 million for the six months ended October 31, 2019 and 2018, respectively.

The expense for employer defined contribution plans were approximately $3.1 million and $2.8 million for the three months ended October 31, 2019 and 2018, respectively, and $7.4 million and $7.3 million for the six months ended October 31, 2019 and 2018, respectively.

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
Index

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

The Amended and Restated RCA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of October 31, 2019.

We incurred in the three months ended July 31, 2019 an immaterial loss on the write-off of unamortized deferred costs in connection with the refinancing of our RCA (as defined below) which is reflected in Interest and Other Income on the Unaudited Condensed Consolidated Statements of Income for the six months ended October 31, 2019.

We incurred in the three months ended July 31, 2019 $4.0 million of costs related to the Amended and Restated RCA which resulted in total costs capitalized of $5.2 million.  The amount related to the term loan A facility was $0.9 million, consisting of $0.8 million of lender fees and recorded as a reduction to Long-Term Debt and $0.1 million of non-lender fees included in Other Non-Current Assets. The amount related to the five-year revolving credit facility was $4.3 million, all of which is included in Other Non-Current Assets.

The amortization expense of the lender and non-lender fees is recognized over the five-year term of the Amended and Restated RCA. Total amortization expense in the three and six months ended October 31, 2019 was $0.3 million and $0.5 million respectively, and is included in Interest Expense on our Unaudited Condensed Consolidated Statement of Income.

Our total debt outstanding as of October 31, 2019 was $794.7 million, which included $6.3 million of current portion of long-term debt related to our term loan A under the Amended and Restated RCA and long-term debt of $788.4 million. The long-term debt consisted of $241.4 million related to our term loan A under the Amended and Restated RCA (amount is net of unamortized issuance costs of $0.8 million) and $547.0 million related to the revolving credit facility under the Amended and Restated RCA.

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

Interest Rate Contracts

As of October 31, 2019, we had total debt outstanding of $794.7 million, net of unamortized issuance costs of $0.8 million of which  $795.5 million are variable rate loans outstanding under the Amended and Restated RCA, which approximated fair value.

On August 7, 2019 we entered into a forward starting interest rate swap agreement, which fixed a portion of the variable interest due on our Amended and Restated RCA. Under the terms of the agreement, we pay a fixed rate of 1.400% and receive a variable rate of interest based on one-month LIBOR from the counterparty which is reset every month for a three-year period ending August 15, 2022. As of October 31, 2019, the notional amount of the interest rate swap was $100.0 million.

Index

On June 24, 2019 we entered into a forward starting interest rate swap agreement, which fixed a portion of the variable interest due on our Amended and Restated RCA. Under the terms of the agreement, we pay a fixed rate of 1.650% and receive a variable rate of interest based on one-month LIBOR from the counterparty which is reset every month for a three-year period ending July 15, 2022. As of October 31, 2019, the notional amount of the interest rate swap was $100.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

On April 4, 2016, we entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, which expired on May 15, 2019, we paid a fixed rate of  0.92% and receive a variable rate of interest based on one-month LIBOR from the counterparty which was reset every month for a three-year period ending May 15, 2019.  Prior to expiration, the notional amount of the interest rate swap was $350.0 million.

As of October 31, 2019 and April 30, 2019, the interest rate swap agreements maintained by us were designated as cash flow hedges as defined under ASC 815 “Derivatives and Hedging.” As a result, there was no impact on our Unaudited Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps as they were fully offset by changes in the interest expense on the underlying variable rate debt instruments.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of October 31, 2019 and April 30, 2019 was a deferred loss of $0.7 million and a deferred gain of $0.5 million, respectively. Based on the maturity dates of the contracts, the entire deferred loss as of October 31, 2019 was recorded within Other Long-Term Liabilities and the entire deferred gain as of April 30, 2019 was recorded within Prepaid Expenses and Other Current Assets.

The pre-tax gains that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended October 31, 2019 and 2018 were $0.3 million and $1.1 million, respectively. The pre-tax gains that were reclassified from Accumulated Other Compensation Loss into Interest Expense in the Unaudited Condensed Consolidated Statements of Income for the six months ended October 31, 2019 and 2018 were $0.5 million and $2.0 million, respectively.

Foreign Currency Contracts

We may enter into forward exchange contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Losses in the Unaudited Condensed Consolidated Statements of Income and carried at their fair value in the Unaudited Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Losses in the Unaudited Condensed Consolidated Statements of Income.

As of October 31, 2019, and April 30, 2019, we did not maintain any open forward exchange contracts. In addition, we did not maintain any open forward contracts during the three and six months ended October 31, 2019 and 2018.

Note 17 — Capital Stock and Changes in Capital Accounts

Share Repurchases

The following table summarizes the shares repurchased of Class A Common Stock.

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Shares Repurchased	334,336	299,188	551,847	425,120
Average Price	$44.87	$56.82	$45.30	$58.79

Index

Dividends

The following table summarizes the cash dividends paid during the six months ended October 31, 2019:

Date of Declaration by Board of Directors	Quarterly Cash Dividend	Total Dividend	Class of Common Stock	Dividend Paid Date	Shareholders of Record as of Date
June 27, 2019	$0.34 per common share	$19.2 million	Class A and Class B	July 24, 2019	July 10, 2019
September 26, 2019	$0.34 per common share	$19.1 million	Class A and Class B	October 23, 2019	October 8, 2019

Changes in Common Stock

The following is a summary of changes during the six months ended October 31, in shares of our common stock and common stock in treasury (shares in thousands):

Changes in Common Stock A:	2019	2018
Number of shares, beginning of year	70,127	70,111
Common stock class conversions	22	14
Number of shares issued, end of period	70,149	70,125

Changes in Common Stock A in treasury:
Number of shares held, beginning of year	22,634	21,853
Purchase of treasury shares	552	425
Restricted shares issued under stock-based compensation plans - non-PSU Awards	(63)	(54)
Restricted shares issued under stock-based compensation plans - PSU Awards	(43)	(59)
Restricted shares, forfeited	—	—
Restricted shares issued from exercise of stock options	(17)	(224)
Shares withheld for taxes	44	53
Other	—	6
Number of shares held, end of period	23,107	22,000
Number of Common Stock A outstanding, end of period	47,042	48,125

Changes in Common Stock B:	2019	2018
Number of shares, beginning of year	13,055	13,071
Common stock class conversions	(22)	(14)
Number of shares issued, end of period	13,033	13,057

Changes in Common Stock B in treasury:
Number of shares held, beginning of year	3,918	3,918
Number of shares held, end of period	3,918	3,918
Number of Common Stock B outstanding, end of period	9,115	9,139

Note 18 — Commitments and Contingencies

We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of October 31, 2019, will not have a material effect upon our Unaudited Condensed Consolidated Statements of Financial Position or Unaudited Condensed Consolidated Statements of Income.
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

RESULTS OF OPERATIONS – THREE MONTHS ENDED OCTOBER 31, 2019

CONSOLIDATED OPERATING RESULTS

Revenue:

Revenue for the three months ended October 31, 2019 increased $17.6 million, or 4%, as compared with prior year. On a constant currency basis, revenue increased 5% mainly driven by the following factors:
●	an increase of $24.0 million in the Education Services business due largely to contributions from Learning House, which was acquired in November 2018, and
●	an increase of $9.2 million in the Research Publishing & Platforms business.

These increases were partially offset by a decline of $9.5 million in the Academic & Professional Learning business.

Excluding the impact of acquisitions, revenues on a constant currency basis decreased 1%.

See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.

Cost of Sales:

Cost of sales for the three months ended October 31, 2019 increased $10.8 million, or 8%, as compared with prior year. On a constant currency basis, cost of sales increased 10%. This increase was primarily due to costs associated with acquired businesses, an increase in marketing and other program costs in the Education Services business; partially offset by lower inventory and royalty costs due to efficiency gains.

Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended October 31, 2019 increased $4.2 million, or 2%, as compared with prior year. On a constant currency basis, operating and administrative expenses increased 3%. The increase was primarily due to investments in growth and optimization initiatives, including additional resources in editorial support, as well as advertising, marketing, sales and technology. These factors were partially offset by a decrease in employee benefit costs due to timing, lower costs associated with strategic planning, and a life insurance recovery of $2 million.

Restructuring and Related Charges:

Business Optimization Program

Beginning in fiscal year 2020, we initiated a multi-year Business Optimization Program to drive efficiency improvement and operating savings with improved workflows and cycle times and enhanced researcher experiences. We anticipate approximately $15 million to $20 million of restructuring charges, of which approximately $10 million to $15 million to be severance-related costs and the remainder to be other related costs. We anticipate gross savings over the three-year period to be approximately $100 million, with most of that amount to be reinvested in the Company to drive and sustain profitable revenue growth.

For the three months ended October 31, 2019, we recorded pre-tax restructuring charges of $3.2 million related to this program. These charges are reflected in Restructuring and Related Charges in the Unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring and Related Charges” for more details on these charges.
Index

Restructuring and Reinvestment Program

Beginning in fiscal year 2013, we initiated the Restructuring and Reinvestment Program to restructure and realign our cost base with current and anticipated future market conditions. We are targeting most of the cost savings achieved to improve margins and earnings, with the remainder reinvested in growth opportunities.

For the three months ended October 31, 2019 and 2018, we recorded pre-tax restructuring charges of $0.8 million and $10.0 million, respectively, related to this program. These charges are reflected in Restructuring and Related Charges in the Unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring and Related Charges” for more details on these charges.

For the impact of both of our restructuring programs on diluted earnings per share, see the section below, “Diluted Earnings per Share (“EPS”).”

Amortization of Intangibles:

Amortization of intangibles was $15.0 million for the three months ended October 31, 2019, an increase of $2.7 million, or 21%, as compared with prior year. On a constant currency basis, amortization of intangibles increased 23% as compared with prior year. The increase in amortization was primarily due to the acquisition of Learning House in fiscal year 2019 and, to a lesser extent, intangibles acquired as part of the acquisitions completed in fiscal year 2020. See Note 3, “Acquisitions” for more details on these transactions.

Operating Income:

Operating income was $63.4 million for the three months ended October 31, 2019, an increase of $5.9 million, or 10%, as compared with prior year. On a constant currency basis and excluding restructuring charges, Adjusted EBITDA increased 3% primarily due to higher revenue discussed above.

Interest Expense:

Interest expense for the three months ended October 31, 2019 was $6.8 million compared with prior year of $3.6 million. This increase was due to higher average debt balances outstanding, which included borrowings for the funding of acquisitions and a higher weighted average effective borrowing rate.

Foreign Exchange Transaction Losses:

Foreign exchange transaction losses were $2.7 million for the three months ended October 31, 2019 and were primarily due to the net impact of the change in average foreign exchange rates as compared to the U.S. dollar on our third-party accounts receivable and payable balances. For the three months ended October 31, 2018, foreign exchange transaction losses were less than $0.1 million.

Provision for Income Taxes:

The effective tax rate for the three months ended October 31, 2019 was 20.9%, compared with 22.3% for the prior year. The rate for the three months ended October 31, 2019 was lower than the rate for the prior year primarily due to a more favorable earnings mix, as well as certain net discrete items, including a tax-free life insurance recovery.  Excluding the effects of these discrete items, the rate for the three months ended October 31, 2019 would have been 21.5%.

Diluted Earnings per Share (“EPS”):

EPS for the three months ended October 31, 2019 was $0.79 per share compared with $0.76 per share for the three months ended October 31, 2018. Excluding the impact of the items included in the table below, Adjusted EPS for the three months ended October 31, 2019 decreased 4% to $0.85 per share compared with $0.89 per share for the three months ended October 31, 2018. On a constant currency basis, Adjusted EPS decreased 1% as increased Adjusted EBITDA was more than offset by higher amortization of intangible assets and an increase in interest expense.

	Three Months Ended October 31,
	2019	2018
GAAP EPS	$0.79	$0.76
Adjustments:
Restructuring and related charges	0.06	0.13
Non-GAAP Adjusted EPS	$0.85	$0.89
Index

SEGMENT OPERATING RESULTS

	Three Months Ended October 31,			Constant Currency
RESEARCH PUBLISHING & PLATFORMS:	2019	2018	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Research Publishing	$225,085	$219,710	2%	4%
Research Platforms	9,624	9,365	3%	3%
Total Research Publishing & Platforms Revenue	234,709	229,075	2%	4%

Cost of Sales	64,109	63,040	(2)%	(4)%
Operating Expenses	99,542	97,576	(2)%	(4)%
Amortization of Intangibles	7,041	6,967	(1)%	(4)%
Restructuring Charges (see Note 9)	726	2,282	68%	68%

Contribution to Profit	63,291	59,210	7%	7%
Restructuring Charges (see Note 9)	726	2,282
Adjusted Contribution to Profit	64,017	61,492	4%	4%
Depreciation and amortization	17,037	15,422
Adjusted EBITDA	$81,054	$76,914	5%	6%

Revenue:

Research Publishing & Platforms revenue for the three months ended October 31, 2019 increased 2% to $234.7 million on a reported basis and increased 4% on a constant currency basis as compared with prior year. This increase was primarily due to continued article volume growth in Research Publishing in Open Access.

Adjusted EBITDA:

Adjusted EBITDA increased 5% to $81.1 million for the three months ended October 31, 2019 as compared with the prior year. On a constant currency basis and excluding restructuring charges, Adjusted EBITDA increased 6% compared with prior year. This increase was due to higher revenues and efficiency gains, which were partially offset by an increase in royalty costs, and higher operating costs, reflecting investments in additional resources in editorial to support increased journal publishing.

Society Partnerships:

For the three months ended October 31, 2019:
●	2 new society contracts were signed with a combined annual revenue of approximately $0.1 million,
●	10 society contracts were renewed with a combined annual revenue of approximately $2.7 million,
●	4 society contracts were not renewed with a combined annual revenue of approximately $0.5 million.

Index

	Three Months Ended October 31,			Constant Currency
ACADEMIC & PROFESSIONAL LEARNING:	2019	2018	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Education Publishing	$101,741	$107,474	(5)%	(4)%
Professional Learning	75,984	82,196	(8)%	(6)%
Total Academic & Professional Learning	177,725	189,670	(6)%	(5)%

Cost of Sales	43,860	49,813	12%	11%
Operating Expenses	93,745	86,401	(8)%	(10)%
Amortization of Intangibles	4,270	4,184	(2)%	(3)%
Restructuring Charges (see Note 9)	800	2,194	64%	63%

Contribution to Profit	35,050	47,078	(26)%	(24)%
Restructuring Charges (see Note 9)	800	2,194
Adjusted Contribution to Profit	35,850	49,272	(27)%	(26)%
Depreciation and amortization	17,349	17,473
Adjusted EBITDA	$53,199	$66,745	(20)%	(19)%

Revenue:

Academic & Professional Learning revenue decreased 6% to $177.7 million on a reported basis and decreased 5% on a constant currency basis as compared with prior year. This decrease was primarily due to declines in book publishing reflecting market conditions. This decline was partially offset by contributions from acquisitions and, to a lesser extent, growth in corporate training and test preparation and certification. Excluding revenue from acquisitions, organic revenue declined 9% on a constant currency basis. On July 1, 2019, we completed the acquisition of zyBooks, a leading provider of computer science and STEM education courseware. We originally expected Academic & Professional Learning revenue to grow slightly this fiscal year, inclusive of revenue from acquisitions. However, given the market-driven declines in book publishing through the second quarter, we now expect this segment’s revenue to decline at a low single-digit rate.

Adjusted EBITDA:

Adjusted EBITDA decreased 20% to $53.2 million for the three months ended October 31, 2019 as compared with the prior year. On a constant currency basis and excluding restructuring charges, Adjusted EBITDA decreased 19% as compared with prior year. This decrease was primarily due to the decline in revenue, and to a lesser extent, higher sales, technology and administrative related costs, including costs associated with the acquisition of zyBooks and Knewton, Inc. (“Knewton”), partially offset by lower cost of sales, primarily due to lower royalty costs.
	Three Months Ended October 31,			Constant Currency
EDUCATION SERVICES:	2019	2018	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Total Education Services Revenue	$53,771	$29,877	80%	80%

Cost of Sales	35,444	19,724	(80)%	(80)%
Operating Expenses	12,511	9,495	(32)%	(32)%
Amortization of Intangibles	3,708	1,215	#	#
Restructuring (Credits) Charges (see Note 9)	(475)	310	#	#

Contribution to Profit	2,583	(867)	#	#
Restructuring (Credits) Charges (see Note 9)	(475)	310
Adjusted Contribution to Profit	2,108	(557)	#	#
Depreciation and amortization	5,522	3,045
Adjusted EBITDA	$7,630	$2,488	#	#

# Not meaningful
Index

Revenue:

Education Services revenue increased 80% to $53.8 million, on a reported and on a constant currency basis as compared with prior year. The increase was mainly driven by the impact of the acquisition of Learning House, and organic growth of 10%.

Adjusted EBITDA:

Adjusted EBITDA was $7.6 million compared to $2.5 million in the prior year. On a constant currency basis, excluding restructuring (credits) charges, Adjusted EBITDA was favorable by $5.2 million as compared with prior year. This was due to higher revenue and favorable timing of expenses, partially offset by higher costs of sales, including higher marketing costs, which was primarily due to the incremental impact of the acquisition of Learning House. Adjusted EBITDA margin was 14.2% as compared with 8.3% in the prior year. For full year 2020, we anticipate Adjusted EBITDA margin to be in the mid- to high single digit range.

Education Services Partners:

As of October 31, 2019, Wiley had 65 university partners under contract. As of October 31, 2018, Wiley had 36 university partners under contract, which excludes the impact of the acquisition of Learning House.

CORPORATE EXPENSES:

Corporate expenses for the three months ended October 31, 2019 decreased 22% to $37.5 million as compared with prior year. On a constant currency basis and excluding restructuring charges, these expenses decreased 18%. This decrease was primarily due to cost savings, lower employee benefit costs due to timing and a life insurance recovery of $2 million.

RESULTS OF OPERATIONS – SIX MONTHS ENDED OCTOBER 31, 2019

CONSOLIDATED OPERATING RESULTS

Revenue:

Revenue for the six months ended October 31, 2019 increased $30.2 million, or 4%, as compared with prior year. On a constant currency basis, revenue increased 5% mainly driven by the following factors:
●	an increase of $44.2 million in the Education Services business due largely to contributions from Learning House, which was acquired in November 2018, and
●	an increase of $17.1 million in the Research Publishing & Platforms business.

These increases were partially offset by a decline of $18.8 million in the Academic & Professional Learning business.

Excluding the impact of acquisitions, revenues on a constant currency basis were flat.

See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.

Cost of Sales:

Cost of sales for the six months ended October 31, 2019 increased $26.2 million, or 10%, as compared with prior year. On a constant currency basis, cost of sales increased 12%. This increase was primarily due to additional costs associated with the Learning House acquisition, an increase in marketing costs in the Education Services business and, to a lesser extent, higher royalty costs.

Operating and Administrative Expenses:

Operating and administrative expenses for the six months ended October 31, 2019 increased $13.9 million, or 3%, as compared with prior year. On a constant currency basis, operating and administrative expenses increased 4%. The increase was primarily due to investments in additional resources in content and editorial support, as well as advertising, marketing, sales and technology costs.

Index

Restructuring and Related Charges:

Business Optimization Program

For the six months ended October 31, 2019, we recorded pre-tax restructuring charges of $14.0 million, related to this program. These charges are reflected in Restructuring and Related Charges in the Unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring and Related Charges” for more details on these charges.

Restructuring and Reinvestment Program

For the six months ended October 31, 2019 and 2018, we recorded pre-tax restructuring charges of $0.7 million and $3.9 million, respectively, related to this program. These charges are reflected in Restructuring and Related Charges in the Unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring and Related Charges” for more details on these charges.

For the impact of both of our restructuring programs on diluted earnings per share, see the section below, “Diluted Earnings per Share (“EPS”).”

Amortization of Intangibles:

Amortization of intangibles was $30.0 million for the six months ended October 31, 2019, an increase of $4.9 million, or 20%, as compared with prior year. On a constant currency basis, amortization of intangibles increased 22% as compared with prior year. The increase in amortization was primarily due to the acquisition of Learning House and, to a lesser extent intangibles acquired as part of the acquisitions completed in fiscal year 2020. See Note 3, “Acquisitions” for more details on these transactions.

Operating Income:

Operating income was $68.0 million for the six months ended October 31, 2019, a decrease of $25.7 million, or 27%, as compared with prior year. On a constant currency basis and excluding restructuring charges, Adjusted EBITDA decreased 5% primarily due to higher costs of sales and operating and administrative expenses, offset by higher revenue.

Interest Expense:

Interest expense for the six months ended October 31, 2019 was $12.9 million compared with prior year of $6.4 million. This increase was due to higher average debt balances outstanding, which included borrowings for the funding of acquisitions and a higher weighted average effective borrowing rate.

Foreign Exchange Transaction Losses:

Foreign exchange transaction losses were less than $0.1 million for the six months ended October 31, 2019 and were primarily due to the net impact of the change in average foreign exchange rates as compared to the U.S. dollar on our intercompany and third-party accounts receivable and payable balances. For the six months ended October 31, 2018, foreign exchange transaction losses were $1.8 million primarily due to the net impact of the change in average foreign exchange rates as compared to the U.S. dollar on our intercompany and third-party receivable and payable balances.

Provision for Income Taxes:

The effective tax rate for the six months ended October 31, 2019 was 20.1%, compared with 22.5% for the prior year. The rate for the six months ended October 31, 2019 was lower than the rate for the prior year due to the mix of earnings, as well as certain net discrete items, including a tax-free life insurance recovery. Excluding the effects of these discrete items, the rate for the six months ended October 31, 2019 would have been 21.6%.

Diluted Earnings per Share (“EPS”):

EPS for the six months ended October 31, 2019 was $0.85 per share compared with $1.21 per share for the six months ended October 31, 2018. Excluding the impact of the items included in the table below, Adjusted EPS for the six months ended October 31, 2019 decreased 19% to $1.06 per share compared with $1.31 per share for the six months ended October 31, 2018. On a constant currency basis, Adjusted EPS decreased 18% due to lower Adjusted EBITDA, higher interest expense and amortization of intangibles, partially offset by a lower provision for income taxes.

Index

	Six Months Ended October 31,
	2019	2018
GAAP EPS	$0.85	$1.21
Adjustments:
Restructuring and related charges	0.20	0.05
Foreign exchange losses on intercompany transactions	0.01	0.05
Non-GAAP Adjusted EPS	$1.06	$1.31

SEGMENT OPERATING RESULTS

	Six Months Ended October 31,			Constant Currency
RESEARCH PUBLISHING & PLATFORMS:	2019	2018	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Research Publishing	$445,012	$436,424	2%	4%
Research Platforms	19,072	17,968	6%	6%
Total Research Publishing & Platforms Revenue	464,084	454,392	2%	4%

Cost of Sales	128,206	124,594	(3)%	(6)%
Operating Expenses	199,090	197,906	(1)%	(2)%
Amortization of Intangibles	14,505	14,063	(3)%	(6)%
Restructuring Charges (see Note 9)	3,346	1,302	#	#

Contribution to Profit	118,937	116,527	2%	2%
Restructuring Charges (see Note 9)	3,346	1,302
Adjusted Contribution to Profit	122,283	117,829	4%	4%
Depreciation and amortization	34,190	30,787
Adjusted EBITDA	$156,473	$148,616	5%	6%

# Not meaningful

Revenue:

Research Publishing & Platforms revenue for the six months ended October 31, 2019 increased 2% to $464.1 million on a reported basis and increased 4% on a constant currency basis as compared with prior year. This increase was primarily due to continued growth in Research Publishing in Open Access.

Adjusted EBITDA:

Adjusted EBITDA increased 5% to $156.5 million for the six months ended October 31, 2019 as compared with the prior year. On a constant currency basis and excluding restructuring charges, Adjusted EBITDA increased 6% as compared with prior year. This increase was due to higher revenues and efficiency gains, partially offset by an increase in royalty costs, and higher operating costs, which reflected investments in additional resources in editorial and content to support increased journal publishing.

Society Partnerships:

For the six months ended October 31, 2019:
●	9 new society contracts were signed with a combined annual revenue of approximately $9.3 million,
●	26 society contracts were renewed with a combined annual revenue of approximately $16.3 million,
●	7 society contracts were not renewed with a combined annual revenue of approximately $1.4 million.

Index

	Six Months Ended October 31,			Constant Currency
ACADEMIC & PROFESSIONAL LEARNING:	2019	2018	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Education Publishing	$167,264	$181,508	(8)%	(7)%
Professional Learning	155,319	164,586	(6)%	(4)%
Total Academic & Professional Learning	322,583	346,094	(7)%	(5)%

Cost of Sales	87,674	94,711	7%	6%
Operating Expenses	183,275	172,504	(6)%	(8)%
Amortization of Intangibles	8,068	8,557	6%	5%
Restructuring Charges (see Note 9)	3,605	1,477	#	#

Contribution to Profit	39,961	68,845	(42)%	(41)%
Restructuring Charges (see Note 9)	3,605	1,477
Adjusted Contribution to Profit	43,566	70,322	(38)%	(37)%
Depreciation and amortization	33,873	35,050
Adjusted EBITDA	$77,439	$105,372	(27)%	(26)%

# Not meaningful

Revenue:

Academic & Professional Learning revenue decreased 7% to $322.6 million on a reported basis and decreased 5% on a constant currency basis as compared with prior year. This decrease was primarily due to declines in book publishing reflecting market conditions. This decline was partially offset by contributions from acquisitions, and to a lesser extent, growth in professional assessment. Excluding revenue from acquisitions, organic revenue declined 8% on a constant currency basis.

Adjusted EBITDA:

Adjusted EBITDA decreased 27% to $77.4 million for the six months ended October 31, 2019 as compared with the prior year. On a constant currency basis and excluding restructuring charges, Adjusted EBITDA decreased 26% as compared with prior year. This decrease was primarily due to the decline in revenue; and to a lesser extent, increased investment in growth initiatives including costs associated with the acquisition of zyBooks and Knewton.

	Six Months Ended October 31,			Constant Currency
EDUCATION SERVICES:	2019	2018	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Total Education Services Revenue	$103,068	$59,037	75%	75%

Cost of Sales	70,628	41,010	(72)%	(72)%
Operating Expenses	28,025	21,381	(31)%	(31)%
Amortization of Intangibles	7,417	2,430	#	#
Restructuring Charges (see Note 9)	1,614	102	#	#

Contribution to Profit	(4,616)	(5,886)	22%	21%
Restructuring Charges (see Note 9)	1,614	102
Adjusted Contribution to Profit	(3,002)	(5,784)	48%	48%
Depreciation and amortization	11,020	6,512
Adjusted EBITDA	$8,018	$728	#	#

# Not meaningful

Index

Revenue:

Education Services revenue increased 75% to $103.1 million, on a reported and on a constant currency basis as compared with prior year. The increase was mainly driven by the impact of the acquisition of Learning House, and organic growth of 10%.

Adjusted EBITDA:

Adjusted EBITDA was $8.0 million compared to $0.7 million in the prior year. On a constant currency basis, excluding restructuring charges, Adjusted EBITDA was favorable by $7.3 million as compared with prior year. This was due to the following:
●	higher revenue as described above;
partially offset by:
●	higher costs of sales primarily due to higher marketing and other program costs, which was primarily due to the incremental impact of the acquisition of Learning House, and
●	higher operating expenses due to an increase in advertising, marketing and technology costs.

CORPORATE EXPENSES:

Corporate expenses for the six months ended October 31, 2019 increased 1% to $86.3 million as compared with prior year. On a constant currency basis and excluding restructuring charges, these expenses decreased 5%. This was primarily due to a decrease in employment and technology related costs and a life insurance recovery of $2 million. These factors were partially offset by an increase in costs associated with strategic planning and business optimization efforts.

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

(1)  2020 Outlook reflects an effective tax rate of approximately 22% and is at constant currency (reflecting Fiscal Year 2019 average foreign exchange rates) and excludes the impact of foreign exchange movements on results through the second quarter. If current foreign currency exchange rates remain consistent throughout the remainder of fiscal year 2020, we anticipate that consolidated revenue would be unfavorably impacted by approximately $15 million and Adjusted EPS would be immaterially impacted as compared to the prior year.

Adjusted EBITDA:

Below is a reconciliation of GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Net Income	$44,690	$43,784	$48,314	$70,079
Interest expense	6,787	3,608	12,864	6,404
Provision for income taxes	11,783	12,538	12,126	20,324
Depreciation and amortization	42,638	39,652	84,857	79,823
Non-GAAP EBITDA	$105,898	$99,582	$158,161	$176,630
Restructuring and related charges	4,001	9,996	14,736	3,910
Foreign exchange transaction losses	2,668	54	16	1,783
Interest and other income	(2,537)	(2,509)	(5,370)	(4,975)
Non-GAAP Adjusted EBITDA	$110,030	$107,123	$167,543	$177,348

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

As of October 31, 2019, we had cash and cash equivalents of $107.7 million, of which approximately $88.3 million, or 82%, was located outside the U.S.  Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of our operations. Notwithstanding the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which generally eliminated federal income tax on future cash repatriation to the U.S., cash repatriation may be subject to state and local taxes or withholding or similar taxes. Since April 30, 2018, we no longer intend to permanently reinvest earnings outside the U.S. We have a $2.0 million liability related to the estimated taxes that would be incurred upon repatriating certain non-U.S. earnings.

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

As of October 31, 2019, we had approximately $794.7 million of debt outstanding, net of unamortized issuance costs of $0.8 million, and approximately $705.8 million of unused borrowing capacity under our Amended and Restated RCA and other facilities. Our Amended and Restated RCA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of October 31, 2019.

Analysis of Historical Cash Flow

The following table shows the changes in our Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended October 31, 2019 and 2018.

	Six Months Ended October 31,
	2019	2018
Net Cash Used In Operating Activities	$(99,521)	$(116,561)
Net Cash Used In Investing Activities	(134,431)	(49,706)
Net Cash Provided by Financing Activities	249,267	120,465
Effect of Foreign Currency Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(461)	(8,368)

Free Cash Flow less Product Development Spending helps assess our ability, over the long term, to create value for our shareholders, as it represents cash available to repay debt, pay common dividends, and fund share repurchases and new acquisitions. Below are the details of Free Cash Flow less Product Development Spending for the six months ended October 31, 2019 and 2018.

Cash flow from operations is seasonally a use of cash in the first half of Wiley’s fiscal year principally due to the timing of collections for annual journal subscriptions, which occurs in the beginning of the second half of our fiscal year.

Free Cash Flow less Product Development Spending:
	Six Months Ended October 31,
	2019	2018
Net Cash Used In Operating Activities	$(99,521)	$(116,561)
Less: Additions to Technology, Property and Equipment	(44,531)	(34,560)
Less: Product Development Spending	(11,686)	(12,351)
Free Cash Flow less Product Development Spending	$(155,738)	$(163,472)

Index

Net Cash Used In Operating Activities

The following is a summary of the $17.1 million change in Net Cash Used In Operating Activities for the six months ended October 31, 2019 as compared with the six months ended October 31, 2018 (amounts in millions).

Net Cash Used In Operating Activities – Six Months Ended October 31, 2018	$(116.6)
Working Capital Changes:
Accounts receivable, net and contract liabilities - due to the timing of collections, including collections from the delayed calendar year 2019 journal subscription billing into fiscal year 2020	51.1
Accounts payable and other accrued liabilities - due to the timing of payments and lower incentive payments in the six months ended October 31, 2019	15.9
Income tax payments primarily due to the timing of certain international tax payments	(19.0)
Other working capital items	(17.4)
Lower net income adjusted for items to reconcile net income to net cash used in operating activities	(13.5)
Net Cash Used In Operating Activities – Six Months Ended October 31, 2019	$(99.5)

Our negative working capital was $138.5 million and $379.8 million as of October 31, 2019 and April 30, 2019, respectively, due to the seasonality of our businesses. The primary driver of the negative working capital is unearned contract liabilities related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by us for a number of purposes including funding: acquisitions, debt repayments, operations and dividend payments and purchasing treasury shares.

The $241.3 million change in negative working capital was primarily due to the decrease in accounts receivable and contract liabilities primarily representing deferred revenue on calendar year 2019  subscriptions primarily in the six months ended October 31, 2019, and the timing of certain working capital items including the payment of certain payables; partially offset by, an increase in current liabilities of $18.4 million due to the recognition of the short-term portion of operating lease liabilities due to the adoption of ASU 2016-02, "Leases (Topic 842).”  See Note 2, “Recent Accounting Standards”, for further details.

The revenue from contract liabilities will be recognized when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of October 31, 2019 and as of April 30, 2019 includes $248.7 million and $507.4 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Net Cash Used In Investing Activities

Net Cash Used in Investing Activities for the six months ended October 31, 2019 was $134.4 million compared to $49.7 million in the prior year. The increase was due to $74.2 million of net cash used to acquire zyBooks, Knewton and other acquisitions during the six months ended October 31, 2019, and to a lesser extent, an increase of $10.0 million for technology, property and equipment, due to increased investments in products and platforms.

Net Cash Provided By Financing Activities

Net Cash Provided by Financing Activities was $249.3 million for the six months ended October 31, 2019 compared to $120.5 million for the six months ended October 31, 2018. This increase in cash provided by financing activities was due to an increase in net borrowings of $138.2 million for the six months ended October 31, 2019 compared to the six months ended October 31, 2018 which was primarily due to the acquisitions described above. This was partially offset by $8.7 million of lower cash proceeds from the exercise of stock options and other activities.

During the six months ended October 31, 2019, we repurchased 551,847 shares of Class A Common stock at an average price of $45.30 compared to 425,120 shares of Class A Common Stock at an average price of $58.79 in the prior year.

In the six months ended October 31, 2019, we increased our quarterly dividend to shareholders by 3% to $1.36 per share annualized versus $1.32 per share annualized in the prior year.
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

On an annual basis, a hypothetical one percent change in interest rates for the $595.4 million of unhedged variable rate debt as of October 31, 2019 would affect net income and cash flow by approximately $4.5 million.

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

Our significant investments in non-U.S. businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment. During the three and six months ended October 31, 2019, we recorded foreign currency translation gains in Other Comprehensive Income of approximately $38.3 million and $2.8 million respectively, primarily as a result of the fluctuations of the U.S. dollar relative to the British pound sterling. During the three and six months ended October 31, 2018, we recorded foreign currency translation losses in Other Comprehensive Income of approximately $20.4 million and $60.7 million, respectively, primarily as a result of the fluctuations of the U.S. dollar relative to the British pound sterling and, to a lesser extent, the euro.

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

The reserves are reflected in the following accounts of the Unaudited Condensed Consolidated Statements of Financial Position:

	October 31, 2019	April 30, 2019
Increase in Inventories, net	$9,889	$3,739
Decrease in Accrued royalties	$(5,285)	$(3,653)
Increase in Contract liabilities	$37,699	$25,934
Print book sales return reserve net liability balance	$(22,525)	$(18,542)
Index

A one percent change in the estimated sales return rate could affect net income by approximately $0.8 million. A change in the pattern or trends in returns could affect the estimated allowance.

Customer Credit Risk

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to us between the months of December and April. Although at October 31, 2019, we had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 20% of total annual consolidated revenue and one affiliated group of subscription agents accounts for approximately 10% of total annual consolidated revenue.

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 8% of total annual consolidated revenue and 17% of accounts receivable at October 31, 2019, the top 10 book customers account for approximately 14% of total annual consolidated revenue and approximately 35% of accounts receivable at October 31, 2019.

We maintain approximately $25 million of trade credit insurance, covering balances due from certain named customers, subject to certain limitations and annual renewal.

Disclosure of Certain Activities Relating to Iran

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.” In the three and six months ended October 31, 2019, we recorded revenue of $0.2 million and an immaterial amount of net earnings related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations. We assessed our business relationship and transactions with Iran and believe we are in compliance with the regulations governing the sanctions. We intend to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

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

Changes in Internal Control over Financial Reporting: During the three months ended July 31, 2019, we closed on the acquisition of Zyante. We excluded Zyante from the scope of management’s report on internal control over financial reporting for the six months ended October 31, 2019. We are in the process of integrating Zyante to our overall internal control over financial reporting and will include them in scope for the year ending April 30, 2020. This process may result in additions or changes to our internal control over financial reporting.

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
Index

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant developments related to legal proceedings during the three months ended October 31, 2019. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 Note 18, “Commitment and Contingencies”.

ITEM 1a. RISK FACTORS

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2019, we made the following purchases of Class A Common Stock under our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
August 2019	—	$—	—	1,671,464
September 2019	245,315	45.40	245,315	1,426,149
October 2019	89,021	43.40	89,021	1,337,128
Total	334,336	$44.87	334,336	1,337,128

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Dated: December 5, 2019

Index