Form 10-Q
period 2020-01-31
JOHN WILEY & SONS, INC.
filed 2020-03-06
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

The number of shares outstanding of each of the Registrant’s classes of common stock as of February 29, 2020 were:

Class A, par value $1.00 – 46,970,806
Class B, par value $1.00 – 9,108,555

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

Please refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K and as revised and updated by our Quarterly Reports in Form 10-Q for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Management uses these non-GAAP performance measures as supplemental indicators of our operating performance and financial position as well for internal reporting and forecasting purposes, when publicly providing our outlook, to evaluate our performance and to evaluate and calculate incentive compensation. We present these non-GAAP performance measures in addition to U.S. GAAP financial results because we believe that these non-GAAP performance measures provide useful information to investors and financial analysts for operational trends and comparisons over time. The use of these non-GAAP performance measures may also provide a consistent basis to evaluate operating profitability and performance trends by excluding certain items that we do not consider to be controllable activities for this purpose.

Index

For example:

●
Adjusted EPS, Adjusted Revenue, Adjusted Operating Income, Adjusted Contribution to Profit, Adjusted EBITDA, and organic revenue provide a more comparable basis to analyze operating results and earnings and are measures commonly used by shareholders to measure our performance.

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

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – UNAUDITED
In thousands

	January 31, 2020	April 30, 2019

Assets:
Current Assets
Cash and cash equivalents	$117,355	$92,890
Accounts receivable, net	301,521	306,631
Inventories, net	43,139	35,582
Prepaid expenses and other current assets	71,075	67,441
Total Current Assets	533,090	502,544

Product Development Assets, net	55,071	62,470
Royalty Advances, net	42,761	36,185
Technology, Property and Equipment, net	297,073	289,021
Intangible Assets, net	925,934	865,572
Goodwill	1,226,257	1,095,666
Operating Lease Right-of-Use Assets	142,308	—
Other Non-Current Assets	102,089	97,308
Total Assets	$3,324,583	$2,948,766

Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$63,838	$90,980
Accrued royalties	135,813	78,062
Short-term portion of long-term debt	7,813	—
Contract liabilities	413,126	519,129
Accrued employment costs	88,414	97,230
Accrued income taxes	9,500	21,025
Short-term portion of operating lease liabilities	18,950	—
Other accrued liabilities	77,084	75,900
Total Current Liabilities	814,538	882,326

Long-Term Debt	789,645	478,790
Accrued Pension Liability	145,207	166,331
Deferred Income Tax Liabilities	146,703	143,775
Operating Lease Liabilities	160,781	—
Other Long-Term Liabilities	70,474	96,197
Total Liabilities	2,127,348	1,767,419

Shareholders’ Equity
Preferred Stock, $1 par value: Authorized – 2 million, Issued 0	—	—
Class A Common Stock, $1 par value: Authorized - 180 million, Issued 70,156 and 70,127 as of January 31, 2020 and April 30, 2019, respectively	70,156	70,127
Class B Common Stock, $1 par value: Authorized - 72 million, Issued 13,026 and 13,055 as of January 31, 2020 and April 30, 2019, respectively	13,026	13,055
Additional paid-in-capital	433,018	422,305
Retained earnings	1,957,199	1,931,074
Accumulated other comprehensive loss	(498,340)	(508,738)
Treasury stock (Class A - 23,224 and 22,634 as of January 31, 2020 and April 30, 2019, respectively; Class B - 3,918 and 3,918 as of January 31, 2020 and April 30, 2019, respectively)	(777,824)	(746,476)
Total Shareholders’ Equity	1,197,235	1,181,347
Total Liabilities and Shareholders' Equity	$3,324,583	$2,948,766

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Revenue, net	$467,131	$449,367	$1,356,866	$1,308,890

Costs and Expenses
Cost of sales	153,924	143,879	440,433	404,194
Operating and administrative expenses	245,683	240,715	736,233	717,348
Restructuring and related charges (credits)	3,298	(348)	18,034	3,562
Amortization of intangibles	15,732	14,775	45,722	39,825
Total Costs and Expenses	418,637	399,021	1,240,422	1,164,929

Operating Income	48,494	50,346	116,444	143,961

Interest Expense	(6,309)	(5,346)	(19,173)	(11,750)
Foreign Exchange Transaction Losses	(1,745)	(2,525)	(1,761)	(4,308)
Interest and Other Income	4,232	2,742	9,602	7,717

Income Before Taxes	44,672	45,217	105,112	135,620
Provision for Income Taxes	9,229	10,275	21,355	30,599

Net Income	$35,443	$34,942	$83,757	$105,021

Earnings Per Share
Basic	$0.63	$0.61	$1.49	$1.83
Diluted	$0.63	$0.61	$1.48	$1.81

Weighted Average Number of Common Shares Outstanding
Basic	56,073	57,158	56,312	57,330
Diluted	56,503	57,626	56,698	57,882

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED
Dollars in thousands

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Net Income	$35,443	$34,942	$83,757	$105,021

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	7,895	17,515	10,675	(43,234)
Unamortized retirement costs, net of tax benefit (provision) of $41, $596, $(317), and $(3,121), respectively	(816)	(2,081)	776	11,117
Unrealized loss on interest rate swaps, net of tax benefit of $132, $365, $412 and $814, respectively	(393)	(1,136)	(1,053)	(2,569)
Total Other Comprehensive Income (Loss)	6,686	14,298	10,398	(34,686)

Comprehensive Income	$42,129	$49,240	$94,155	$70,335

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Dollars in thousands

	Nine Months Ended January 31,
	2020	2019
Operating Activities
Net income	$83,757	$105,021
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	45,722	39,825
Amortization of product development assets	26,653	27,417
Depreciation and amortization of technology, property and equipment	56,163	52,414
Restructuring and related charges	18,034	3,562
Stock-based compensation expense	15,662	14,974
Employee retirement plan expense	4,771	4,047
Royalty advances	(96,618)	(100,454)
Earned royalty advances	90,320	94,240
Foreign exchange transaction losses	1,761	4,308
Other non-cash charges	17,506	5,027
Net change in operating assets and liabilities	(174,844)	(198,237)
Net Cash Provided By Operating Activities	88,887	52,144
Investing Activities
Product development spending	(17,770)	(18,787)
Additions to technology, property and equipment	(65,924)	(49,988)
Businesses acquired in purchase transactions, net of cash acquired	(200,642)	(190,467)
Acquisitions of publication rights and other	(1,548)	(4,386)
Net Cash Used in Investing Activities	(285,884)	(263,628)
Financing Activities
Repayment of long-term debt	(253,006)	(217,200)
Borrowing of long-term debt	572,423	490,512
Payment of debt issuance costs	(4,006)	—
Purchase of treasury shares	(35,000)	(34,994)
Change in book overdrafts	(301)	(6,657)
Cash dividends	(57,632)	(56,963)
Net (payments) proceeds from exercise of stock options and other	(1,596)	6,278
Net Cash Provided by Financing Activities	220,882	180,976
Effects of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	530	(6,359)
Cash Reconciliation:
Cash and Cash Equivalents	92,890	169,773
Restricted cash included in Prepaid expenses and other current assets	658	484
Balance at Beginning of Period	93,548	170,257
Increase/(Decrease) for the Period	24,415	(36,867)
Cash and cash equivalents	117,355	132,758
Restricted cash included in Prepaid expenses and other current assets	608	632
Balance at End of Period	$117,963	$133,390
Cash Paid During the Period for:
Interest	$18,292	$10,781
Income taxes, net of refunds	$39,397	$29,604

See the accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at October 31, 2019	$70,149	$13,033	$429,968	$1,940,902	$(770,030)	$(505,026)	$1,178,996
Restricted Shares Issued under Stock-based Compensation Plans	—	—	(2,512)	—	2,597	—	85
Net (Payments) Proceeds from Exercise of Stock Options and Other	—	—	189	—	(391)	—	(202)
Stock-based Compensation Expense	—	—	5,373	—	—	—	5,373
Purchase of Treasury Shares	—	—	—	—	(10,000)	—	(10,000)
Class A Common Stock Dividends ($0.34 per share)	—	—	—	(16,049)	—	—	(16,049)
Class B Common Stock Dividends ($0.34 per share)	—	—	—	(3,097)	—	—	(3,097)
Common Stock Class Conversions	7	(7)	—	—	—	—	—
Comprehensive Income, Net of Tax	—	—	—	35,443	—	6,686	42,129
Balance at January 31, 2020	$70,156	$13,026	$433,018	$1,957,199	$(777,824)	$(498,340)	$1,197,235

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at October 31, 2018	$70,125	$13,057	$417,718	$1,870,609	$(713,553)	$(488,564)	$1,169,392
Restricted Shares Issued under Stock-based Compensation Plans	—	—	(927)	—	1,004	—	77
Net (Payments) Proceeds from Exercise of Stock Options and Other	—	—	18	—	(1,024)	—	(1,006)
Stock-based Compensation Expense	—	—	6,092	—	—	—	6,092
Purchase of Treasury Shares	—	—	—	—	(10,000)	—	(10,000)
Class A Common Stock Dividends ($0.33 per share)	—	—	—	(15,915)	—	—	(15,915)
Class B Common Stock Dividends ($0.33 per share)	—	—	—	(3,016)	—	—	(3,016)
Issuance of Warrants Related to Acquisition of a Business	—	—	565	—	—	—	565
Comprehensive Income, Net of Tax	—	—	—	34,942	—	14,298	49,240
Balance at January 31, 2019	$70,125	$13,057	$423,466	$1,886,620	$(723,573)	$(474,266)	$1,195,429

See accompanying notes to the audited consolidated financial statements.

Index

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at April 30, 2019	$70,127	$13,055	$422,305	$1,931,074	$(746,476)	$(508,738)	$1,181,347
Restricted Shares Issued under Stock-based Compensation Plans	—	—	(5,304)	—	5,603	—	299
Net (Payments) Proceeds from Exercise of Stock Options and Other	—	—	355	—	(1,951)	—	(1,596)
Stock-based Compensation Expense	—	—	15,662	—	—	—	15,662
Purchase of Treasury Shares	—	—	—	—	(35,000)	—	(35,000)
Class A Common Stock Dividends ($1.02 per share)	—	—	—	(48,331)	—	—	(48,331)
Class B Common Stock Dividends ($1.02 per share)	—	—	—	(9,301)	—	—	(9,301)
Common Stock Class Conversions	29	(29)	—	—	—	—	—
Comprehensive Income, Net of Tax	—	—	—	83,757	—	10,398	94,155
Balance at January 31, 2020	$70,156	$13,026	$433,018	$1,957,199	$(777,824)	$(498,340)	$1,197,235

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at April 30, 2018	$70,111	$13,071	$407,120	$1,834,057	$(694,222)	$(439,580)	$1,190,557
Restricted Shares Issued under Stock-based Compensation Plans	—	—	(3,911)	2	4,083	—	174
Net Proceeds from Exercise of Stock Options and Other	—	—	4,718	—	1,560	—	6,278
Stock-based Compensation Expense	—	—	14,974	—	—	—	14,974
Purchase of Treasury Shares	—	—	—	—	(34,994)	—	(34,994)
Class A Common Stock Dividends ($0.99 per share)	—	—	—	(47,911)	—	—	(47,911)
Class B Common Stock Dividends ($0.99 per share)	—	—	—	(9,052)	—	—	(9,052)
Common Stock Class Conversions	14	(14)	—	—	—	—	—
Issuance of Warrants Related to Acquisition of a Business	—	—	565	—	—	—	565
Adjustment Due to Adoption of New Revenue Standard	—	—	—	4,503	—	—	4,503
Comprehensive Income (Loss), Net of Tax	—	—	—	105,021	—	(34,686)	70,335
Balance at January 31, 2019	$70,125	$13,057	$423,466	$1,886,620	$(723,573)	$(474,266)	$1,195,429

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

During the third quarter of 2020, we identified an immaterial error within our Unaudited Condensed Consolidated Statement of Financial Position, including the results for the fiscal year ended April 30, 2019. Certain consideration received for services not yet performed, mainly for our annual subscription licensing revenue agreements, was presented as a reduction to Accounts Receivable, Net, rather than an increase to Contract Liabilities. The correction increases Accounts Receivable, Net and increases Contract Liabilities by approximately $11.8 million for the fiscal year ended April 30, 2019. There was no impact on Revenue, Net, Operating Income, Net Income, Earnings Per Share, or Net Cash Provided by Operating Activities or the Unaudited Condensed Consolidated Statements of Cash Flows. Management has evaluated all relevant quantitative and qualitative factors and has concluded that the error is not material to the Condensed Consolidated Statement of Financial Position for the previously reported periods. We have revised our accompanying Unaudited Condensed Consolidated Statement of Financial Position to correct this for fiscal year ended April 30, 2019 and any related disclosures. The current policy for our subscription licensing agreements is to record accounts receivable when performance occurs and recognize contract liabilities once the invoice is due, or cash payment is received from the customer.

Certain prior year amounts have been reclassified to conform to the current year’s presentation. The Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2019, includes a reclassification of $4.5 million, between Operating Activities within the Net Change In Operating Assets and Liabilities and Investing Activities related to costs to fulfill a contract and Product Development Spending. In addition, for the nine months ended January 31, 2019, amortization expense related to costs to fulfill a contract of $1.9 million was reclassified from Amortization of Product Development Assets to Other Non-Cash Charges within Operating Activities.

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

Recently Issued Accounting Standards

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.”  This ASU is intended to simplify various aspects related to accounting for income taxes, eliminates certain exceptions within Topic 740, “Income Taxes” and clarifies certain aspects of the current guidance to promote consistent application.  The standard is effective for us on May 1, 2021, and early adoption is permitted in any interim period for which financial statements have not yet been issued.  We are currently assessing the impact the new guidance will have on our consolidated financial statements.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” Subsequently, in May 2019, the FASB issued ASU 2019-05 - "Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief”, in April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” in November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” in November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” and in February 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)  (SEC Update)”. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13, ASU 2019-05, ASU 2019-04, ASU 2018-19, ASU 2019-11 and ASU 2020-02 are effective for us on May 1, 2020, including interim periods within those fiscal periods, with early adoption permitted. We are currently assessing the impact the new guidance will have on our consolidated financial statements.

Index

Note 3 — Acquisitions

Fiscal Year 2020

For all the acquisitions in fiscal year 2020, the allocation of the total consideration transferred to the assets acquired and the liabilities assumed is preliminary, and could be revised as a result of additional information obtained due to the finalization of the third-party valuation report, leases and related commitments, tax related matters and contingencies and certain assets and liabilities, including receivables and payables, but such amounts will be finalized within the measurement period, which will not exceed one year from the acquisition dates.

Pro forma financial information related to these acquisitions has not been provided as it is not material to our consolidated results of operations.

mthree

On January 1, 2020, we completed the acquisition of 100% of the outstanding stock of mthree. mthree is a rapidly growing education services provider that addresses the IT skills gap by finding, training and placing job-ready technology talent in roles with leading corporations worldwide. Its results of operations are included in our Education Services segment.

The preliminary fair value of the consideration transferred at the acquisition date was $128.6 million (£97.5 million) which included $122.2 million of cash and $6.4 million of additional consideration to be paid after the acquisition date. We financed the payment of the cash consideration primarily through borrowings under our Amended and Restated RCA (as defined below in Note 15, “Debt and Available Credit Facilities”) and using cash on hand. The fair value of the cash consideration transferred including those amounts paid after the acquisition date, net of $2.3 million of cash acquired was approximately $126.3 million.

At the time of the acquisition, Wiley entered into agreements with certain employees of mthree who will remain employees after the acquisition. Cash payments will be made based on reaching certain revenue and Adjusted EBITDA targets in each year over a four-year period. Such payments are subject to continuing employment and would therefore be considered compensation expense for services provided subsequent to the acquisition.  Such expense would be recognized when it becomes probable that the targets will be achieved.

We recorded the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date, which included a preliminary allocation of $80.3 million of goodwill and $57.4 million of intangible assets, consisting of customer relationships, trademarks and content. None of the goodwill will be deductible for tax purposes. The acquisition related costs to acquire mthree were expensed when incurred and were approximately $0.8 million. Such costs were allocated to the Education Services segment and are reflected in Operating and Administrative Expenses on the Unaudited Condensed Consolidated Statements of Income in the three and nine months ended January 31, 2020.

mthree’s revenue and operating loss included in our Education Services segment results for the three and nine months ended January 31, 2020 was $4.5 million and $1.2 million, respectively.

Zyante Inc.

On July 1, 2019, we completed the acquisition of Zyante Inc. (“zyBooks”), a leading provider of computer science and STEM education courseware. The results of operations of zyBooks is included in our Academic & Professional Learning segment results. The fair value of the consideration transferred at the acquisition date was $57.1 million which included $55.9 million of cash and $1.2 million of additional consideration to be paid after the acquisition date, inclusive of purchase price adjustments which were finalized in the three months ended January 31, 2020. The fair value of the cash consideration transferred including those amounts paid after the acquisition date, net of $1.8 million of cash acquired was approximately $54.5 million. None of the goodwill will be deductible for tax purposes. zyBooks revenue included in our Academic & Professional Learning segment results for the three and nine months ended January 31, 2020 was $3.9 million and $8.8 million, respectively.

Index

The following table summarizes the consideration transferred to acquire zyBooks and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed.

Preliminary Allocation as of July 1, 2019
Total cash consideration transferred at the acquisition date	$55,939

Assets:
Current Assets	2,280
Technology, Property and Equipment, net	28
Intangible Assets, net	24,500
Goodwill	37,301
Total Assets	$64,109

Liabilities:
Current Liabilities	2,581
Deferred Income Tax Liabilities	5,589
Total Liabilities	$8,170

The following table summarizes the identifiable intangible assets acquired and their weighted-average useful life at the date of acquisition.

	Estimated Fair Value	Weighted-Average Useful Life (in Years)
Developed Technology	$10,400	7
Customer Relationships	6,800	10
Content	4,400	10
Trademarks	2,900	10
Total	$24,500

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

The preliminary fair value of cash consideration transferred during the nine months ended January 31, 2020 was approximately $19.9 million. We recorded the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date, which included a preliminary allocation of $9.4 million of goodwill and $16.2 million of intangible assets.

Fiscal Year 2019

The Learning House, Inc.

On November 1, 2018, we completed the acquisition of 100% of the outstanding stock of The Learning House, Inc. (“Learning House”) a diversified education services provider. The results of operations of Learning House are included in our Education Services segment.

The fair value of the consideration transferred was $201.3 million which included $200.7 million of cash and $0.6 million of warrants, inclusive of purchase price adjustments which were finalized in the three months ended April 30, 2019. We financed the payment of the cash consideration through borrowings under our RCA (as defined below in Note 15, “Debt and Available Credit Facilities”). The warrants were classified as equity and allow the holder to purchase 400,000 shares of our Class A Common Stock at an exercise price of $90.00, subject to adjustments. The term of the warrants is three years, expiring on November 1, 2021. The fair value of the warrants was determined using the Black-Scholes option pricing model. The final fair value of the cash consideration transferred, net of $10.3 million of cash acquired was $190.4 million.

The allocation of the consideration transferred to the assets acquired and the liabilities assumed is final.

Index

Note 4 — Revenue Recognition, Contracts with Customers

Disaggregation of Revenue

As previously announced, we changed our segment reporting structure to align with our strategic focus areas. See Note 10, “Segment Information,” for more details. The following table presents our revenue from contracts with customers disaggregated by segment and product type.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Research Publishing & Platforms:
Research Publishing	$223,393	$217,973	$668,405	$654,397
Research Platforms	10,163	9,064	29,235	27,032
Total Research Publishing & Platforms	233,556	227,037	697,640	681,429

Academic & Professional Learning:
Education Publishing	100,982	95,562	268,246	277,070
Professional Learning	77,296	80,561	232,615	245,147
Total Academic & Professional Learning	178,278	176,123	500,861	522,217

Education Services:
Education Services	50,776	46,207	153,844	105,244
mthree	4,521	—	4,521	—
Total Education Services	55,297	46,207	158,365	105,244
Total Revenue	$467,131	$449,367	$1,356,866	$1,308,890

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

The following table provides information about receivables and contract liabilities from contracts with customers.

	January 31, 2020	April 30, 2019	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$301,521	$306,631	$(5,110)
Contract liabilities (1)	413,126	519,129	(106,003)
Contract liabilities (included in Other Long-Term Liabilities)	$15,785	$10,722	$5,063

(1)	The sales return reserve recorded in Contract Liabilities is $40.5 million and $25.9 million, as of January 31, 2020 and April 30, 2019, respectively.

For the nine months ended January 31, 2020, we estimate that we recognized revenue of approximately 85% that was included in the contract liability balance at April 30, 2019.

Remaining Performance Obligations included in Contract Liability

As of January 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $428.9 million, which included the sales return reserve of $40.5 million. Excluding the sales return reserve, we expect that approximately $372.6 million will be recognized in the next twelve months with the remaining $15.8 million to be recognized thereafter.

Index

Assets Recognized for the Costs to Fulfill a Contract

Costs to fulfill a contract are directly related to a contract that will be used to satisfy a performance obligation in the future and are expected to be recovered. These types of costs are incurred in the following revenue streams, (1) Research Platforms and (2) Education Services.

Our assets associated with incremental costs to fulfill a contract were $11.2 million at January 31, 2020 and are included within Other Non-Current Assets on our Unaudited Condensed Consolidated Statements of Financial Position. We recorded amortization expense of $1.0 million and $3.1 million during the three and nine months ended January 31, 2020, respectively, related to these assets within Cost of Sales on the Unaudited Condensed Consolidated Statements of Income. We recorded amortization expense of $0.7 million and $1.9 million during the three and nine months ended January 31, 2019, respectively, related to these assets within Cost of Sales on the Unaudited Condensed Consolidated Statements of Income.

Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Academic & Professional Learning segment occur before the transfer of control of the related goods. Therefore, in accordance with the new revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are reflected in Operating and Administrative Expenses on the Unaudited Condensed Consolidated Statements of Income. We incurred $7.7 million and $22.7 million in shipping and handling costs in the three and nine months ended January 31, 2020, respectively. We incurred $7.9 million and $24.4 million in shipping and handling costs in the three and nine months ended January 31, 2019, respectively.

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

For operating leases, the ROU assets and liabilities are presented in our Unaudited Condensed Consolidated Statement of Financial Position as follows:
January 31, 2020
Operating lease right-of-use Assets	$142,308
Short-term portion of operating lease liabilities	18,950
Operating lease liabilities, non-current	$160,781

During the nine months ended January 31, 2020, we added $13.3 million to the ROU assets and $14.9 million to the operating lease liabilities due to new leases as well as modifications and remeasurements to our existing operating leases.

Index

Our total net lease costs are as follows:
	Three Months Ended January 31, 2020	Nine Months Ended January 31, 2020
Operating lease cost	$6,286	$19,346
Variable lease cost	1,004	3,122
Sublease income	(180)	(519)
Total net lease cost	$7,110	$21,949

Other supplemental information includes the following:

	Weighted-Average Remaining Contractual Lease Term (Years)	Nine Months Ended January 31, 2020
Operating leases	10

Weighted-average discount rate:
Operating leases		5.91%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$22,029

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the Unaudited Condensed Consolidated Statement of Financial Position as of January 31, 2020:

Fiscal Year	Operating Lease Liabilities
2020 (remaining 3 months)	$9,372
2021	28,426
2022	25,386
2023	22,938
2024	22,061
Thereafter	135,373
Total undiscounted lease payments	243,556

Less: Imputed interest	63,825

Present Value of Minimum Lease Payments	179,731

Less: Current portion	18,950

Noncurrent portion	$160,781

Note 6 — Stock-Based Compensation

We have stock-based compensation plans under which employees may be granted performance-based stock awards and other restricted stock awards.  Prior to fiscal year 2017, we also granted options to purchase shares of our common stock at the fair market value at the time of grant. We recognize the grant date fair value of stock-based compensation in net income on a straight-line basis, net of estimated forfeitures over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended January 31, 2020 and 2019, we recognized stock-based compensation expense, on a pre-tax basis, of $5.4 million and $6.1 million, respectively. For the nine months ended January 31, 2020 and 2019, we recognized stock-based compensation expense, on a pre-tax basis, of $15.7 million and $15.0 million, respectively.

Index

The following table summarizes restricted stock awards we granted to employees (shares in thousands):

	Nine Months Ended January 31,
	2020	2019
Restricted Stock:
Awards granted	738	406
Weighted average fair value of grant	$44.85	$63.09

Note 7 — Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three and nine months ended January 31, 2020 and 2019 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at October 31, 2019	$(309,327)	$(194,465)	$(1,234)	$(505,026)
Other comprehensive income (loss) before reclassifications	7,895	(2,063)	(271)	5,561
Amounts reclassified from accumulated other comprehensive loss	—	1,247	(122)	1,125
Total other comprehensive income (loss)	7,895	(816)	(393)	6,686
Balance at January 31, 2020	$(301,432)	$(195,281)	$(1,627)	$(498,340)

Balance at April 30, 2019	$(312,107)	$(196,057)	$(574)	$(508,738)
Other comprehensive income (loss) before reclassifications	10,675	(2,893)	(424)	7,358
Amounts reclassified from accumulated other comprehensive loss	—	3,669	(629)	3,040
Total other comprehensive income (loss)	10,675	776	(1,053)	10,398
Balance at January 31, 2020	$(301,432)	$(195,281)	$(1,627)	$(498,340)

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at October 31, 2018	$(312,322)	$(177,828)	$1,586	$(488,564)
Other comprehensive income (loss) before reclassifications	17,515	(3,141)	176	14,550
Amounts reclassified from accumulated other comprehensive loss	—	1,060	(1,312)	(252)
Total other comprehensive income (loss)	17,515	(2,081)	(1,136)	14,298
Balance at January 31, 2019	$(294,807)	$(179,909)	$450	$(474,266)

Balance at April 30, 2018	$(251,573)	$(191,026)	$3,019	$(439,580)
Other comprehensive (loss) income before reclassifications	(43,234)	7,852	789	(34,593)
Amounts reclassified from accumulated other comprehensive loss	—	3,265	(3,358)	(93)
Total other comprehensive (loss) income	(43,234)	11,117	(2,569)	(34,686)
Balance at January 31, 2019	$(294,807)	$(179,909)	$450	$(474,266)

During the three months ended January 31, 2020 and 2019, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $1.6 million and $1.4 million, respectively, and in the nine months ended January 31, 2020 and 2019, approximately $4.6 million and $4.1 million, respectively, were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses and Interest and Other Income in the Unaudited Condensed Consolidated Statements of Income.

Index

Note 8 — Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Weighted average shares outstanding	56,083	57,200	56,328	57,383
Less: Unvested restricted shares	(10)	(42)	(16)	(53)
Shares used for basic earnings per share	56,073	57,158	56,312	57,330
Dilutive effect of unvested restricted stock units and other stock awards	430	468	386	552
Shares used for diluted earnings per share	56,503	57,626	56,698	57,882

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 209,394 shares of Class A Common Stock have been excluded for both the three and nine months ended January 31, 2020, respectively and 154,385 shares of Class A Common Stock have been excluded for the three and nine months ended January 31, 2019, respectively.

Warrants to purchase 518,750 shares of Class A Common Stock have not been included for both the three and nine months ended January 31, 2020, respectively. Warrants to purchase 470,000 and 158,148 shares of Class A Common Stock have not been included for the three and nine months ended January 31, 2019, respectively.

Note 9 — Restructuring and Related Charges

Business Optimization Program

Beginning in fiscal year 2020, we initiated a multi-year Business Optimization Program (the “Business Optimization Program”) to drive efficiency improvement and operating savings.

The following tables summarize the pre-tax restructuring charges related to this program:

	Three Months Ended January 31,	Nine Months Ended January 31,
	2020	2020
Charges by Segment:
Research Publishing & Platforms	$66	$2,731
Academic & Professional Learning	1,556	5,098
Education Services	4	1,721
Corporate Expenses	2,167	8,267
Total Restructuring and Related Charges	$3,793	$17,817

Charges by Activity:
Severance and termination benefits	$2,313	$13,600
Operating lease right-of-use asset impairment	—	161
Facility related charges	1,480	2,720
Other activities	—	1,336
Total Restructuring and Related Charges	$3,793	$17,817

Other Activities for the nine months ended January 31, 2020 relate to reserves associated with the cessation of certain offerings and the impairment of certain software licenses.

Index

The following table summarizes the activity for the Business Optimization Program liability for the nine months ended January 31, 2020:
	April 30, 2019	Charges	Payments	Foreign Translation & Other Adjustments	January 31, 2020
Severance and termination benefits	$—	$13,600	$(4,912)	$(1,065)	$7,623
Other activities	—	1,336	(709)	(159)	468
Total	$—	$14,936	$(5,621)	$(1,224)	$8,091

The restructuring liability as of January 31, 2020 for accrued severance and termination benefits is reflected in Accrued Employment Costs in the Unaudited Condensed Consolidated Statement of Financial Position. The restructuring liability as of January 31, 2020 for other activities is reflected in Other Accrued Liabilities in the Unaudited Condensed Consolidated Statement of Financial Position.

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

The following tables summarize the pre-tax restructuring (credits) charges related to this program:

	Three Months Ended January 31,		Nine Months Ended January 31,		Total Charges
	2020	2019 (1)	2020	2019 (1)	Incurred to Date
(Credits) Charges by Segment:
Research Publishing & Platforms	$(26)	$(51)	$655	$1,251	$27,199
Academic & Professional Learning	(15)	(202)	48	1,275	42,887
Education Services	—	272	(103)	374	3,764
Corporate Expenses	(454)	(367)	(383)	662	95,995
Total Restructuring and Related (Credits) Charges	$(495)	$(348)	$217	$3,562	$169,845

(Credits) Charges by Activity:
Severance and termination benefits	$(324)	$(911)	$173	$1,983	$116,432
Consulting and contract termination costs	(171)	301	(171)	526	20,984
Other activities	—	262	215	1,053	32,429
Total Restructuring and Related (Credits) Charges	$(495)	$(348)	$217	$3,562	$169,845

(1)	As previously announced, we have changed our segment reporting structure to align with our strategic focus areas. See Note 10, “Segment Information,” for more details.

Other activities for the nine months ended January 31, 2020 include facility related costs. Other activities for the three and nine months ended January 31, 2019 include lease impairment related costs.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the nine months ended January 31, 2020:
	April 30, 2019	Charges (Credits)	Payments	Adoption of New Lease Standard (1)	Foreign Translation & Other Adjustments	January 31, 2020
Severance and termination benefits	$4,887	$173	$(4,524)	$—	$1,102	$1,638
Consulting and contract termination costs	303	(171)	(132)	—	—	—
Other activities	2,544	—	—	(2,270)	(12)	262
Total	$7,734	$2	$(4,656)	$(2,270)	$1,090	$1,900

Index

(1)	Refer to Note 2, “Recent Accounting Standards,” and Note 5, “Operating Leases” for more information related to the adoption of the new lease standard.

The restructuring liability as of January 31, 2020 for accrued severance and termination benefits is reflected in Accrued Employment Costs in the Unaudited Condensed Consolidated Statement of Financial Position.

As of January 31, 2020, $0.3 million of other activities are reflected in Other Long-Term Liabilities and mainly relate to facility relocation and lease impairment related costs.

We currently do not anticipate any further material charges related to the Restructuring and Reinvestment Program.

Index

Note 10 — Segment Information

As previously announced, we have changed our segment reporting structure to align with our strategic focus areas: (1) Research Publishing & Platforms, which  includes the Research publishing and Atypon businesses, (2) Academic & Professional Learning, which is the former “Publishing” segment combined with our corporate training businesses – previously noted as Professional Assessment and Corporate Learning; and (3) Education Services, which includes our Online Program Management and related  businesses. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results.

We report our segment information in accordance with the provisions of FASB ASC Topic 280. These segments reflect the way our chief operating decision maker evaluates our business performance and manages the operations.

Segment information is as follows:
	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Revenue:
Research Publishing & Platforms	$233,556	$227,037	$697,640	$681,429
Academic & Professional Learning	178,278	176,123	500,861	522,217
Education Services	55,297	46,207	158,365	105,244
Total Revenue	$467,131	$449,367	$1,356,866	$1,308,890

Contribution to Profit:
Research Publishing & Platforms	$63,861	$60,863	$182,798	$177,390
Academic & Professional Learning	28,793	37,536	68,754	106,381
Education Services	(5,166)	(7,589)	(9,782)	(13,475)
Total Contribution to Profit	$87,488	$90,810	$241,770	$270,296
Corporate Expenses	(38,994)	(40,464)	(125,326)	(126,335)
Operating Income	$48,494	$50,346	$116,444	$143,961

Adjusted Contribution to Profit: (1)
Research Publishing & Platforms	$63,901	$60,812	$186,184	$178,641
Academic & Professional Learning	30,334	37,334	73,900	107,656
Education Services	(5,162)	(7,317)	(8,164)	(13,101)
Total Adjusted Contribution to Profit	$89,073	$90,829	$251,920	$273,196
Adjusted Corporate Expenses	(37,281)	(40,831)	(117,442)	(125,673)
Total Adjusted Operating Income	$51,792	$49,998	$134,478	$147,523

Depreciation and Amortization:
Research Publishing & Platforms	$17,056	$14,651	$51,246	$45,438
Academic & Professional Learning	17,806	16,026	51,679	51,076
Education Services	5,987	5,725	17,007	12,237
Total Depreciation and Amortization	$40,849	$36,402	$119,932	$108,751
Corporate Depreciation and Amortization	2,832	3,431	8,606	10,905
Total Depreciation and Amortization	$43,681	$39,833	$128,538	$119,656

Adjusted EBITDA: (2)
Research Publishing & Platforms	$80,957	$75,463	$237,430	$224,079
Academic & Professional Learning	48,140	53,360	125,579	158,732
Education Services	825	(1,592)	8,843	(864)
Total Segment Adjusted EBITDA	$129,922	$127,231	$371,852	$381,947
Corporate Adjusted EBITDA	(34,449)	(37,400)	(108,836)	(114,768)
Total Adjusted EBITDA	$95,473	$89,831	$263,016	$267,179

(1)	Adjusted Contribution to Profit is Contribution to Profit adjusted for restructuring charges (credits). See Note 9, “Restructuring and Related Charges” for these charges (credits) by segment.
(2)	Adjusted EBITDA is Adjusted Contribution to Profit with depreciation and amortization added back.

Index

The following table shows a reconciliation of our consolidated U.S. GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Net Income	$35,443	$34,942	$83,757	$105,021
Interest expense	6,309	5,346	19,173	11,750
Provision for income taxes	9,229	10,275	21,355	30,599
Depreciation and amortization	43,681	39,833	128,538	119,656
Non-GAAP EBITDA	$94,662	$90,396	$252,823	$267,026
Restructuring and related charges (credits)	3,298	(348)	18,034	3,562
Foreign exchange transaction losses	1,745	2,525	1,761	4,308
Interest and other income	(4,232)	(2,742)	(9,602)	(7,717)
Non-GAAP Adjusted EBITDA	$95,473	$89,831	$263,016	$267,179

Note 11 — Inventories

Inventories, net were as follows:

	January 31, 2020	April 30, 2019
Finished Goods	$35,766	$33,736
Work-in-Process	1,291	2,094
Paper and Other Materials	324	373
Total Inventories Before Estimated Sales Returns and LIFO Reserve	$37,381	$36,203
Inventory Value of Estimated Sales Returns	9,929	3,739
LIFO Reserve	(4,171)	(4,360)
Total Inventories	$43,139	$35,582

Note 12 — Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill by segment as of January 31, 2020:

	April 30, 2019	Acquisitions (1)	Foreign Translation Adjustment	January 31, 2020
Research Publishing & Platforms	$438,511	$844	$4,482	$443,837
Academic & Professional Learning	458,145	45,807	(718)	503,234
Education Services	199,010	80,440	(264)	279,186
Total	$1,095,666	$127,091	$3,500	$1,226,257

(1)	Refer to Note 3, “Acquisitions,” for more information related to the acquisitions that occurred in the nine months ended January 31, 2020.

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

Index

Intangible Assets

Identifiable intangible assets, net consisted of the following:

	January 31, 2020	April 30, 2019
Intangible Assets with Determinable Lives, net:
Content and Publishing Rights (1)	$383,874	$389,172
Customer Relationships (1)	286,034	245,830
Brands and Trademarks (1)	20,361	12,993
Covenants not to Compete	296	445
Developed Technology (1)	17,146	—
Total	707,711	648,440
Intangible Assets with Indefinite Lives:
Brands and Trademarks	132,701	130,909
Content and Publishing Rights	85,522	86,223
Total	218,223	217,132
Total Intangible Assets, Net	$925,934	$865,572

(1)	Refer to Note 3, “Acquisitions,” for more information related to the acquisitions that occurred in the nine months ended January 31, 2020.

Note 13 — Income Taxes

The effective tax rate for the three months ended January 31, 2020 was 20.7%, compared with 22.7% for the three months ended January 31, 2019. The effective tax rate for the nine months ended January 31, 2020 was 20.3% compared with 22.6% for the nine months ended January 31, 2019. The rates for the three and nine months ended January 31, 2020 were lower than the rates for the three and nine months ended January 31, 2019 due to certain discrete items, primarily the release of certain reserves in connection with the expiration of the statute of limitations, as well as, to a lesser extent a more favorable earnings mix. The decrease in the rate for the nine months ended January 31, 2020 compared to the prior year was also due to a tax-free life insurance recovery.

Note 14 — Retirement Plans

The components of net pension expense (income) for our global defined benefit plans were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Service cost	$283	$226	$1,600	$688
Interest cost	5,919	6,103	18,103	18,484
Expected return on plan assets	(10,217)	(9,638)	(30,162)	(29,260)
Net amortization of prior service cost	(18)	(24)	(56)	(72)
Unrecognized net actuarial loss	1,623	1,429	4,804	4,337
Net pension income	$(2,410)	$(1,904)	$(5,711)	$(5,823)

Employer defined benefit pension plan contributions were $3.8 million and $15.8 million for the three months ended January 31, 2020 and 2019, respectively, and $11.8 million and $22.9 million for the nine months ended January 31, 2020 and 2019, respectively. Included in our defined benefit pension plan contributions for the three and nine months ended January 31, 2019 was a discretionary contribution of $10.0 million to the U.S. Employees' Retirement Plan of John Wiley & Sons, Inc.

The expense for employer defined contribution plans was approximately $3.2 million and $2.6 million for the three months ended January 31, 2020 and 2019, respectively, and $10.6 million and $9.9 million for the nine months ended January 31, 2020 and 2019, respectively.

Index

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

The Amended and Restated RCA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of January 31, 2020.

In the three months ended July 31, 2019, we incurred an immaterial loss on the write-off of unamortized deferred costs in connection with the refinancing of our RCA (as defined below) which is reflected in Interest and Other Income on the Unaudited Condensed Consolidated Statements of Income for the nine months ended January 31, 2020.

In the three months ended July 31, 2019, we incurred $4.0 million of costs related to the Amended and Restated RCA which resulted in total costs capitalized of $5.2 million.  The amount related to the term loan A facility was $0.9 million, consisting of $0.8 million of lender fees and recorded as a reduction to Long-Term Debt and $0.1 million of non-lender fees included in Other Non-Current Assets. The amount related to the five-year revolving credit facility was $4.3 million, all of which is included in Other Non-Current Assets.

The amortization expense of the lender and non-lender fees is recognized over the five-year term of the Amended and Restated RCA. Total amortization expense in the three and nine months ended January 31, 2020 was $0.3 million and $0.8 million respectively, and is included in Interest Expense on our Unaudited Condensed Consolidated Statement of Income.

Our total debt outstanding as of January 31, 2020 was $797.4 million, which included $7.8 million of current portion of long-term debt related to our term loan A under the Amended and Restated RCA and long-term debt of $789.6 million. The long-term debt consisted of $238.3 million related to our term loan A under the Amended and Restated RCA (amount is net of unamortized issuance costs of $0.7 million) and $551.3 million related to the revolving credit facility under the Amended and Restated RCA.

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

Index

Interest Rate Contracts

As of January 31, 2020, we had total debt outstanding of $797.4 million, net of unamortized issuance costs of $0.7 million of which $798.1 million are variable rate loans outstanding under the Amended and Restated RCA, which approximated fair value.

On August 7, 2019 we entered into a forward starting interest rate swap agreement, which fixed a portion of the variable interest due on our Amended and Restated RCA. Under the terms of the agreement, we pay a fixed rate of 1.400% and receive a variable rate of interest based on one-month LIBOR from the counterparty which is reset every month for a three-year period ending August 15, 2022. As of January 31, 2020, the notional amount of the interest rate swap was $100.0 million.

On June 24, 2019 we entered into a forward starting interest rate swap agreement, which fixed a portion of the variable interest due on our Amended and Restated RCA. Under the terms of the agreement, we pay a fixed rate of 1.650% and receive a variable rate of interest based on one-month LIBOR from the counterparty which is reset every month for a three-year period ending July 15, 2022. As of January 31, 2020, the notional amount of the interest rate swap was $100.0 million.

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

As of January 31, 2020 and April 30, 2019, the interest rate swap agreements maintained by us were designated as cash flow hedges as defined under ASC 815 “Derivatives and Hedging.” As a result, there was no impact on our Unaudited Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps as they were fully offset by changes in the interest expense on the underlying variable rate debt instruments.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of January 31, 2020 and April 30, 2019 was a deferred loss of $1.2 million and a deferred gain of $0.5 million, respectively. Based on the maturity dates of the contracts, the entire deferred loss as of January 31, 2020 was recorded within Other Long-Term Liabilities and the entire deferred gain as of April 30, 2019 was recorded within Prepaid Expenses and Other Current Assets.

The pre-tax gains that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended January 31, 2020 and 2019 were $0.1 million and $1.3 million, respectively. The pre-tax gains that were reclassified from Accumulated Other Compensation Loss into Interest Expense in the Unaudited Condensed Consolidated Statements of Income for the nine months ended January 31, 2020 and 2019 were $0.6 million and $3.4 million, respectively.

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

As of January 31, 2020, and April 30, 2019, we did not maintain any open forward exchange contracts. In addition, we did not maintain any open forward contracts during the three and nine months ended January 31, 2020 and 2019.

Index

Note 17 — Capital Stock and Changes in Capital Accounts

Share Repurchases

The following table summarizes the shares repurchased of Class A Common Stock.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Shares Repurchased	205,370	208,711	757,217	633,831
Average Price	$48.69	$47.91	$46.22	$55.21

Dividends

The following table summarizes the cash dividends paid during the nine months ended January 31, 2020:

Date of Declaration by Board of Directors	Quarterly Cash Dividend	Total Dividend	Class of Common Stock	Dividend Paid Date	Shareholders of Record as of Date
June 27, 2019	$0.34 per common share	$19.2 million	Class A and Class B	July 24, 2019	July 10, 2019
September 26, 2019	$0.34 per common share	$19.1 million	Class A and Class B	October 23, 2019	October 8, 2019
December 18, 2019	$0.34 per common share	$19.0 million	Class A and Class B	January 16, 2020	January 2, 2020

Index

Changes in Common Stock

The following is a summary of changes during the nine months ended January 31, in shares of our common stock and common stock in treasury (shares in thousands):

Changes in Common Stock A:	2020	2019
Number of shares, beginning of year	70,127	70,111
Common stock class conversions	29	14
Number of shares issued, end of period	70,156	70,125

Changes in Common Stock A in treasury:
Number of shares held, beginning of year	22,634	21,853
Purchase of treasury shares	757	634
Restricted shares issued under stock-based compensation plans - non-PSU Awards	(154)	(91)
Restricted shares issued under stock-based compensation plans - PSU Awards	(43)	(59)
Restricted shares, forfeited	1	—
Restricted shares issued from exercise of stock options	(34)	(224)
Shares withheld for taxes	63	71
Other	—	6
Number of shares held, end of period	23,224	22,190
Number of Common Stock A outstanding, end of period	46,932	47,935

Changes in Common Stock B:	2020	2019
Number of shares, beginning of year	13,055	13,071
Common stock class conversions	(29)	(14)
Number of shares issued, end of period	13,026	13,057

Changes in Common Stock B in treasury:
Number of shares held, beginning of year	3,918	3,918
Number of shares held, end of period	3,918	3,918
Number of Common Stock B outstanding, end of period	9,108	9,139

Note 18 — Commitments and Contingencies

We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of January 31, 2020, will not have a material effect upon our Unaudited Condensed Consolidated Statements of Financial Position or Unaudited Condensed Consolidated Statements of Income.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED JANUARY 31, 2020

CONSOLIDATED OPERATING RESULTS

Recent Events:

●
On January 1, 2020, we completed the acquisition of mthree from ECI Partners LLP. mthree is a rapidly growing education services provider that addresses the IT skills gap by finding, training and placing job-ready technology talent in roles with leading corporations worldwide. The results of mthree are included in the Education Services segment.

●
The current coronavirus (COVID-19) outbreak did not impact our results for the three months ended January 31, 2020.  However, it  may interfere with the ability of our employees, contractors, customers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business in the future. The extent of this impact on our business remains uncertain.  See “Item 1a. Risk Factors,” for further information.

Revenue:

Revenue for the three months ended January 31, 2020 increased $17.8 million, or 4%, as compared with the prior year on a reported and on a constant currency basis.  This increase was mainly driven by the following factors:
●	an increase of $9.0 million in the Education Services business of which $4.5 million reflected the contribution from mthree,
●	an increase of $6.3 million in the Research Publishing & Platforms business, and,
●	an increase of $2.8 million in the Academic & Professional Learning business.

Excluding the impact of acquisitions, revenue on a constant currency basis increased 2%.

See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.

Cost of Sales:

Cost of sales for the three months ended January 31, 2020 increased $10.0 million, or 7%, as compared with the prior year on a reported and on a constant currency basis. This increase was primarily due to employment related costs in the Education Services business, and to a lesser extent, an increase in royalty costs, partially offset by lower marketing costs.

Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended January 31, 2020 increased $5.0 million, or 2%, as compared with the prior year on a reported and on a constant currency basis. The increase was primarily due to investments in growth and optimization initiatives, including technology, administrative related costs, and additional resources in editorial support. Also contributing to the increase in these expenses was higher consulting fees related to acquisitions. These factors were partially offset by a decrease in other administrative support costs related to employee benefits partially due to timing, and lower occupancy related costs as a result of our restructuring actions.

Index

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

For the three months ended January 31, 2020, we recorded pre-tax restructuring charges of $3.8 million related to this program. These charges are reflected in Restructuring and Related Charges (Credits) in the Unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring and Related Charges” for more details on these charges.

Restructuring and Reinvestment Program

Beginning in fiscal year 2013, we initiated the Restructuring and Reinvestment Program to restructure and realign our cost base with current and anticipated future market conditions. We are targeting most of the cost savings achieved to improve margins and earnings, with the remainder reinvested in growth opportunities.

For the three months ended January 31, 2020 and 2019, we recorded pre-tax restructuring credits of $0.5 million and $0.3 million, respectively, related to this program. These credits are reflected in Restructuring and Related Charges (Credits) in the Unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring and Related Charges” for more details on these charges.

For the impact of both of our restructuring programs on diluted earnings per share, see the section below, “Diluted Earnings per Share (“EPS”).”

Amortization of Intangibles:

Amortization of intangibles was $15.7 million for the three months ended January 31, 2020, an increase of $1.0 million, or 6%, as compared with the prior year on a reported and on a constant currency basis. The increase in amortization was primarily due to the intangibles acquired as part of the acquisitions completed in fiscal year 2020. See Note 3, “Acquisitions” for more details on these transactions.

Operating Income:

Operating income was $48.5 million for the three months ended January 31, 2020, a decrease of $1.9 million, or 4%, as compared with the prior year. This decrease was primarily due to higher amortization of intangibles. On a constant currency basis and excluding restructuring charges (credits), Adjusted EBITDA increased 7% primarily due to higher revenue, partially offset by higher cost of sales and operating and administrative expenses as discussed above.

Interest Expense:

Interest expense for the three months ended January 31, 2020 was $6.3 million compared with the prior year of $5.3 million. This increase was due to higher average debt balances outstanding, which included borrowings for the funding of acquisitions and a higher weighted average effective borrowing rate.

Foreign Exchange Transaction Losses:

Foreign exchange transaction losses were $1.7 million for the three months ended January 31, 2020 and were primarily due to the net impact of the change in average foreign exchange rates as compared to the U.S. dollar on our third-party and intercompany accounts receivable and payable balances. For the three months ended January 31, 2019, foreign exchange transaction losses were $2.5 million and were primarily due to the net impact of the change in average foreign exchange rates as compared to the U.S. dollar on our third-party accounts receivable and payable balances.

Index

Provision for Income Taxes:

The effective tax rate for the three months ended January 31, 2020 was 20.7%, compared with 22.7% for the prior year. The rate for the three months ended January 31, 2020 was lower than the rate for the prior year due to certain discrete items, primarily the release of certain reserves in connection with the expiration of the statute of limitations, as well as, to a lesser extent, a more favorable earnings mix.

Diluted Earnings per Share (“EPS”):

EPS for the three months ended January 31, 2020 was $0.63 per share compared with $0.61 per share for the three months ended January 31, 2019.

	Three Months Ended January 31,
	2020	2019
U.S. GAAP EPS	$0.63	$0.61
Adjustments:
Restructuring and related charges	0.04	—
Foreign exchange losses on intercompany transactions	0.01	—
Non-GAAP Adjusted EPS	$0.68	$0.61

Excluding the impact of the items included in the table above, Adjusted EPS for the three months ended January 31, 2020 increased 11% to $0.68 per share compared with $0.61 per share for the three months ended January 31, 2019. On a constant currency basis, Adjusted EPS increased 10% primarily due to the increase in Adjusted EBITDA.

SEGMENT OPERATING RESULTS

	Three Months Ended January 31,			Constant Currency
RESEARCH PUBLISHING & PLATFORMS:	2020	2019	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Research Publishing	$223,393	$217,973	2%	2%
Research Platforms	10,163	9,064	12%	12%
Total Research Publishing & Platforms Revenue	233,556	227,037	3%	3%

Cost of Sales	62,515	62,973	1%	1%
Operating Expenses	99,911	96,311	(4)%	(4)%
Amortization of Intangibles	7,229	6,941	(4)%	(4)%
Restructuring Charges (Credits) (see Note 9)	40	(51)	#	#

Contribution to Profit	63,861	60,863	5%	5%
Restructuring Charges (Credits) (see Note 9)	40	(51)
Adjusted Contribution to Profit	63,901	60,812	5%	5%
Depreciation and amortization	17,056	14,651
Adjusted EBITDA	$80,957	$75,463	7%	8%
Adjusted EBITDA Margin	34.7%	33.2%

# Not meaningful

Revenue:

Research Publishing & Platforms revenue for the three months ended January 31, 2020 increased $6.5 million, or 3% as compared with the prior year on a reported and on a constant currency basis. This increase was primarily due to continued growth in Open Access article volume in Research Publishing.

Index

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 8% as compared with the prior year. This increase was due to higher revenues and inventory cost savings. These factors were partially offset by higher operating costs, reflecting investments in additional resources in editorial to support increased article publishing and an increase in advertising and marketing costs to support higher revenue.

Society Partnerships:

For the three months ended January 31, 2020:
●	1 new society contract was signed with annual revenue of approximately $0.1 million,
●	47 society contracts were renewed with a combined annual revenue of approximately $18.2 million,
●	6 society contracts were not renewed with a combined annual revenue of approximately $0.4 million.

	Three Months Ended January 31,			Constant Currency
ACADEMIC & PROFESSIONAL LEARNING:	2020	2019	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Education Publishing	$100,982	$95,562	6%	6%
Professional Learning	77,296	80,561	(4)%	(4)%
Total Academic & Professional Learning	178,278	176,123	1%	2%

Cost of Sales	51,352	47,586	(8)%	(8)%
Operating Expenses	92,240	87,078	(6)%	(6)%
Amortization of Intangibles	4,352	4,125	(6)%	(6)%
Restructuring Charges (Credits) (see Note 9)	1,541	(202)	#	#

Contribution to Profit	28,793	37,536	(23)%	(23)%
Restructuring Charges (Credits) (see Note 9)	1,541	(202)
Adjusted Contribution to Profit	30,334	37,334	(19)%	(18)%
Depreciation and amortization	17,806	16,026
Adjusted EBITDA	$48,140	$53,360	(10)%	(9)%
Adjusted EBITDA Margin	27.0%	30.3%

# Not meaningful

Revenue:

Academic & Professional Learning revenue increased 1% to $178.3 million on a reported basis and increased 2% on a constant currency basis as compared with the prior year. Excluding revenue from our zyBooks and Knewton acquisitions, organic revenue declined 2% on a constant currency basis. This decrease was mainly driven by continued decline in book publishing revenue reflecting market conditions, partially offset by modest organic growth in Higher Education publishing products.

Given the continued market-driven decline in book publishing, we expect Academic & Professional Learning revenue, inclusive of acquisitions to decline at a low single-digit rate.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 9% as compared with the prior year. This decrease was primarily due higher operating and administrative related costs, including costs associated with the acquisition of zyBooks and Knewton and increased investment in growth initiatives.

Index

	Three Months Ended January 31,			Constant Currency
EDUCATION SERVICES:	2020	2019	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Education Services	$50,776	$46,207	10%	10%
mthree	4,521	—	100%	100%
Total Education Services Revenue	55,297	46,207	20%	19%

Cost of Sales	40,057	33,321	(20)%	(20)%
Operating Expenses	16,250	16,495	1%	2%
Amortization of Intangibles	4,152	3,708	(12)%	(12)%
Restructuring Charges (see Note 9)	4	272	99%	99%

Contribution to Profit	(5,166)	(7,589)	32%	32%
Restructuring Charges (see Note 9)	4	272
Adjusted Contribution to Profit	(5,162)	(7,317)	29%	30%
Depreciation and amortization	5,987	5,725
Adjusted EBITDA	$825	$(1,592)	#	#
Adjusted EBITDA Margins	1.5%	(3.4)%

# Not meaningful

Revenue:

Education Services revenue increased 20% to $55.3 million, on a reported basis and increased 19% on a constant currency basis as compared with the prior year. The increase was mainly driven by an increase in online program management revenue of $5.0 million, mostly due to an increase in fee for service revenue supporting new and legacy partners, and the impact of the acquisition of mthree which contributed $4.5 million.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA was favorable by $2.4 million as compared with the prior year. This was due to higher revenue, partially offset by higher costs of sales, including higher employment related costs, partially offset by lower marketing costs. Adjusted EBITDA margin was 1.5% as compared with negative 3.4% in the prior year. For the full year 2020, excluding the impact of mthree, we anticipate Adjusted EBITDA margin to be in the mid- to high single digit range.

Education Services Partners:

As of January 31, 2020, Wiley had 66 university partners under contract. As of January 31, 2019, Wiley had 36 university partners under contract, which excludes the impact of the acquisition of Learning House.

CORPORATE EXPENSES:

Corporate expenses for the three months ended January 31, 2020 decreased 4% to $39.0 million as compared with the prior year. On a constant currency basis and excluding restructuring charges (credits), these expenses decreased 9%. This decrease was primarily due to cost savings, lower employee benefit costs due to timing, partially offset by an increase in costs associated with strategic planning and business optimization efforts.

Index

RESULTS OF OPERATIONS – NINE MONTHS ENDED JANUARY 31, 2020

CONSOLIDATED OPERATING RESULTS

Revenue:

Revenue for the nine months ended January 31, 2020 increased $48.0 million, or 4%, as compared with the prior year. On a constant currency basis, revenue increased 5% mainly driven by the following factors:
●	an increase of $53.2 million in the Education Services business, including contributions from Learning House, which was acquired in November 2018, and mthree, which was acquired in January 2020, and
●	an increase of $23.4 million in the Research Publishing & Platforms business.

These increases were partially offset by a decline of $16.0 million in the Academic & Professional Learning business.

Excluding the impact of acquisitions, revenues on a constant currency basis were consistent with the prior year.

See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.

Cost of Sales:

Cost of sales for the nine months ended January 31, 2020 increased $36.2 million, or 9%, as compared with the prior year. On a constant currency basis, cost of sales increased 10%. This increase was primarily due to higher employment related costs in the Education Services business, and to a lesser extent, an increase in marketing and royalty costs, partially offset by lower inventory costs.

Operating and Administrative Expenses:

Operating and administrative expenses for the nine months ended January 31, 2020 increased $18.9 million, or 3%, as compared with the prior year. On a constant currency basis, operating and administrative expenses increased 4%. The increase was primarily due to higher technology costs, investments in additional resources in editorial and content support, as well as higher advertising, marketing, sales and other administrative costs. These factors were partially offset by a life insurance recovery of $2 million.
Restructuring and Related Charges:

Business Optimization Program

For the nine months ended January 31, 2020, we recorded pre-tax restructuring charges of $17.8 million, related to this program. These charges are reflected in Restructuring and Related Charges (Credits) in the Unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring and Related Charges” for more details on these charges.

Restructuring and Reinvestment Program

For the nine months ended January 31, 2020 and 2019, we recorded pre-tax restructuring charges of $0.2 million and $3.6 million, respectively, related to this program. These charges are reflected in Restructuring and Related Charges (Credits) in the Unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring and Related Charges” for more details on these charges.

For the impact of both of our restructuring programs on diluted earnings per share, see the section below, “Diluted Earnings per Share (“EPS”).”

Amortization of Intangibles:

Amortization of intangibles was $45.7 million for the nine months ended January 31, 2020, an increase of $5.9 million, or 15%, as compared with the prior year. On a constant currency basis, amortization of intangibles increased 16% as compared with the prior year. The increase in amortization was due to the intangibles acquired as part of the acquisition of Learning House in fiscal year 2019 and, to a lesser extent, intangibles acquired as part of the acquisitions completed in fiscal year 2020. See Note 3, “Acquisitions” for more details on these transactions.

Index

Operating Income:

Operating income was $116.4 million for the nine months ended January 31, 2020, a decrease of $27.5 million, or 19%, as compared with the prior year. The decrease was primarily due to increased amortization of intangibles and lower EBITDA.  On a constant currency basis and excluding restructuring charges, Adjusted EBITDA decreased 1% primarily due to higher costs of sales and operating and administrative expenses, partially offset by higher revenue.

Interest Expense:

Interest expense for the nine months ended January 31, 2020 was $19.2 million compared with the prior year of $11.8 million. This increase was due to higher average debt balances outstanding, which included borrowings for the funding of acquisitions and a higher weighted average effective borrowing rate.

Foreign Exchange Transaction Losses:

Foreign exchange transaction losses were $1.8 million for the nine months ended January 31, 2020 and were primarily due to the net impact of the change in average foreign exchange rates as compared to the U.S. dollar on our intercompany accounts receivable and payable balances. For the nine months ended January 31, 2019, foreign exchange transaction losses were $4.3 million primarily due to the net impact of the change in average foreign exchange rates as compared to the U.S. dollar on our intercompany accounts receivable and payable balances.

Provision for Income Taxes:

The effective tax rate for the nine months ended January 31, 2020 was 20.3%, compared with 22.6% for the prior year. The rate for the nine months ended January 31, 2020 was lower than the rate for the prior year due to certain discrete items, including the release of certain reserves in connection with the expiration of the statute of limitations and a tax-free life insurance recovery, as well as a more favorable earnings mix.

Diluted Earnings per Share (“EPS”):

EPS for the nine months ended January 31, 2020 was $1.48 per share compared with $1.81 per share for the nine months ended January 31, 2019.

	Nine Months Ended January 31,
	2020	2019
U.S. GAAP EPS	$1.48	$1.81
Adjustments:
Restructuring and related charges	0.24	0.05
Foreign exchange losses on intercompany transactions	0.02	0.06
Non-GAAP Adjusted EPS	$1.74	$1.92

Excluding the impact of the items included in the table above, Adjusted EPS for the nine months ended January 31, 2020 decreased 9% to $1.74 per share compared with $1.92 per share for the nine months ended January 31, 2019. On a constant currency basis, Adjusted EPS decreased 9% due to lower Adjusted EBITDA and higher interest expense.

Index

SEGMENT OPERATING RESULTS

	Nine Months Ended January 31,			Constant Currency
RESEARCH PUBLISHING & PLATFORMS:	2020	2019	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Research Publishing	$668,405	$654,397	2%	3%
Research Platforms	29,235	27,032	8%	8%
Total Research Publishing & Platforms Revenue	697,640	681,429	2%	3%

Cost of Sales	190,721	187,568	(2)%	(3)%
Operating Expenses	299,001	294,218	(2)%	(3)%
Amortization of Intangibles	21,734	21,002	(3)%	(5)%
Restructuring Charges (see Note 9)	3,386	1,251	#	#

Contribution to Profit	182,798	177,390	3%	3%
Restructuring Charges (see Note 9)	3,386	1,251
Adjusted Contribution to Profit	186,184	178,641	4%	4%
Depreciation and amortization	51,246	45,438
Adjusted EBITDA	$237,430	$224,079	6%	6%
Adjusted EBITDA Margin	34.0%	32.9%

# Not meaningful

Revenue:

Research Publishing & Platforms revenue for the nine months ended January 31, 2020 increased 2% to $697.6 million on a reported basis and increased 3% on a constant currency basis as compared with the prior year. The increase was primarily due to continued growth in Open Access article volume in Research Publishing.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 6% as compared with the prior year. This increase was due to higher revenues, partially offset by an increase in royalty costs, and higher operating costs, which reflected investments in additional resources in editorial to support increased article publishing.

Society Partnerships:

For the nine months ended January 31, 2020:
●	10 new society contracts were signed with a combined annual revenue of approximately $9.4 million,
●	73 society contracts were renewed with a combined annual revenue of approximately $34.6 million,
●	13 society contracts were not renewed with a combined annual revenue of approximately $1.8 million.

Index

	Nine Months Ended January 31,			Constant Currency
ACADEMIC & PROFESSIONAL LEARNING:	2020	2019	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Education Publishing	$268,246	$277,070	(3)%	(2)%
Professional Learning	232,615	245,147	(5)%	(4)%
Total Academic & Professional Learning	500,861	522,217	(4)%	(3)%

Cost of Sales	139,027	142,297	2%	1%
Operating Expenses	275,514	259,582	(6)%	(7)%
Amortization of Intangibles	12,420	12,682	2%	1%
Restructuring Charges (see Note 9)	5,146	1,275	#	#

Contribution to Profit	68,754	106,381	(35)%	(35)%
Restructuring Charges (see Note 9)	5,146	1,275
Adjusted Contribution to Profit	73,900	107,656	(31)%	(31)%
Depreciation and amortization	51,679	51,076
Adjusted EBITDA	$125,579	$158,732	(21)%	(20)%
Adjusted EBITDA Margin	25.1%	30.4%

# Not meaningful

Revenue:

Academic & Professional Learning revenue decreased 4% to $500.9 million on a reported basis and decreased 3% on a constant currency basis as compared with the prior year. Excluding revenue from acquisitions, organic revenue declined 6% on a constant currency basis. This decrease was primarily due to the continued decline in book publishing reflecting market conditions.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 20% as compared with the prior year. This decrease was primarily due to the decline in revenue; and to a lesser extent, increased investment in growth initiatives including costs associated with the acquisition of zyBooks and Knewton.

	Nine Months Ended January 31,			Constant Currency
EDUCATION SERVICES:	2020	2019	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Education Services	$153,844	$105,244	46%	46%
mthree	4,521	—	100%	100%
Total Education Services Revenue	158,365	105,244	50%	51%

Cost of Sales	110,685	74,331	(49)%	(49)%
Operating Expenses	44,276	37,876	(17)%	(17)%
Amortization of Intangibles	11,568	6,138	(88)%	(88)%
Restructuring Charges (see Note 9)	1,618	374	#	#

Contribution to Profit	(9,782)	(13,475)	27%	28%
Restructuring Charges (see Note 9)	1,618	374
Adjusted Contribution to Profit	(8,164)	(13,101)	38%	38%
Depreciation and amortization	17,007	12,237
Adjusted EBITDA	$8,843	$(864)	#	#
Adjusted EBITDA Margin	5.6%	(0.8)%

# Not meaningful

Index

Revenue:

Education Services revenue increased 50% to $158.4 million, on a reported basis and 51% on a constant currency basis as compared with the prior year. The increase was mainly driven by an increase in online program management revenue of $40.0 million, which includes the impact of the acquisition of Learning House, and to a lesser extent, a contribution of $4.5 million from the acquisition of mthree.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased by $9.7 million as compared with the prior year. This was due to higher revenue partially offset by higher costs of sales primarily due to higher employment related costs, and to a lesser extent, higher marketing costs.

CORPORATE EXPENSES:

Corporate expenses for the nine months ended January 31, 2020 decreased 1% to $125.3 million as compared with the prior year. On a constant currency basis and excluding restructuring charges, these expenses decreased 6%. This was primarily due to a decrease in employment and technology related costs and a life insurance recovery of $2.0 million. These factors were partially offset by an increase in costs associated with strategic planning and business optimization efforts.

FISCAL YEAR 2020 OUTLOOK:

We are raising our Adjusted EPS outlook and reaffirming for Revenue, Adjusted EBITDA, and Free Cash Flow.

Amounts in millions, except Adjusted EPS
Item	Fiscal Year 2019 Actual	Fiscal Year 2020 Outlook	FX Impact	mthree Impact (1)	Q3 Update (2) (Includes FX and mthree)
Revenue	$1,800	$1,855-1,885	$(17)	$20	Reaffirmed
Adjusted EBITDA	$388	$357-372	$(5)	$(2)	Reaffirmed
Adjusted EPS	$2.96	$2.35-2.45	$(0.06)	$(0.07)	Raised, $2.45- $2.55
Free Cash Flow	$149	$210-230	$(5)	$(2)	Reaffirmed

(1)	In fiscal year 2021, we expect mthree to achieve double-digit revenue growth and to be modestly positive for Adjusted EBITDA, but dilutive to Adjusted EPS.
(2)
Updated outlook reflects actual currency impact to date, current foreign exchange rates sustained through the fourth quarter of fiscal year 2020 (Euro at $1.09 and Pound Sterling at $1.30) and the impact of acquisitions closed through the nine months ended January 31, 2020.

Adjusted EBITDA:

Below is a reconciliation of our consolidated U.S. GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Net Income	$35,443	$34,942	$83,757	$105,021
Interest expense	6,309	5,346	19,173	11,750
Provision for income taxes	9,229	10,275	21,355	30,599
Depreciation and amortization	43,681	39,833	128,538	119,656
Non-GAAP EBITDA	$94,662	$90,396	$252,823	$267,026
Restructuring and related charges (credits)	3,298	(348)	18,034	3,562
Foreign exchange transaction losses	1,745	2,525	1,761	4,308
Interest and other income	(4,232)	(2,742)	(9,602)	(7,717)
Non-GAAP Adjusted EBITDA	$95,473	$89,831	$263,016	$267,179

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

As of January 31, 2020, we had cash and cash equivalents of $117.4 million, of which approximately $94.4 million, or 80%, was located outside the U.S.  Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of our operations. Notwithstanding the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which generally eliminated federal income tax on future cash repatriation to the U.S., cash repatriation may be subject to state and local taxes or withholding or similar taxes. Since April 30, 2018, we no longer intend to permanently reinvest earnings outside the U.S. We have a $2.0 million liability related to the estimated taxes that would be incurred upon repatriating certain non-U.S. earnings.

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

As of January 31, 2020, we had approximately $797.4 million of debt outstanding, net of unamortized issuance costs of $0.7 million, and approximately $701.4 million of unused borrowing capacity under our Amended and Restated RCA and other facilities. Our Amended and Restated RCA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of January 31, 2020.

Analysis of Historical Cash Flow

The following table shows the changes in our Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended January 31, 2020 and 2019.

	Nine Months Ended January 31,
	2020	2019
Net Cash Provided By Operating Activities	$88,887	$52,144
Net Cash Used In Investing Activities	(285,884)	(263,628)
Net Cash Provided by Financing Activities	220,882	180,976
Effect of Foreign Currency Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	530	(6,359)

Free Cash Flow less Product Development Spending helps assess our ability, over the long term, to create value for our shareholders, as it represents cash available to repay debt, pay common dividends, and fund share repurchases and new acquisitions. Below are the details of Free Cash Flow less Product Development Spending for the nine months ended January 31, 2020 and 2019.

Cash flow from operations is seasonally a use of cash in the first half of Wiley’s fiscal year principally due to the timing of collections for annual journal subscriptions, which occurs in the beginning of the second half of our fiscal year.

Free Cash Flow less Product Development Spending:
	Nine Months Ended January 31,
	2020	2019
Net Cash Provided By Operating Activities	$88,887	$52,144
Less: Additions to Technology, Property and Equipment	(65,924)	(49,988)
Less: Product Development Spending	(17,770)	(18,787)
Free Cash Flow less Product Development Spending	$5,193	$(16,631)

Index

Net Cash Used In Operating Activities

The following is a summary of the $36.8 million change in Net Cash Provided By Operating Activities for the nine months ended January 31, 2020 as compared with the nine months ended January 31, 2019 (amounts in millions).

Net Cash Provided By Operating Activities – Nine Months Ended January 31, 2019	$52.1
Working Capital Changes:
Accounts receivable, net and contract liabilities - due to the timing of collections, including collections from the delayed calendar year 2019 journal subscription billing into fiscal year 2020	66.5
Accrued income taxes primarily due to the timing of certain international tax payments	(19.5)
Lower contributions to the employment retirement plans due to a prior year $10.0 million discretionary contribution to the U.S. Employees' Retirement Plan of John Wiley & Sons, Inc.	10.9
Other working capital items, including the timing of payments of accounts payable	(15.1)
Lower net income adjusted for items to reconcile net income to net cash provided by operating activities	(6.0)
Net Cash Provided By Operating Activities – Nine Months Ended January 31, 2020	$88.9

Our negative working capital was $281.4 million and $379.8 million as of January 31, 2020 and April 30, 2019, respectively, due to the seasonality of our businesses. The primary driver of the negative working capital is unearned contract liabilities related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by us for a number of purposes including funding: acquisitions, debt repayments, operations and dividend payments and purchasing treasury shares.

The $98.4 million change in negative working capital was primarily due to the net decrease in accounts receivable and contract liabilities primarily representing deferred revenue on calendar year 2019 subscriptions primarily in the nine months ended January 31, 2020, and the timing of certain working capital items including the payment of certain payables. These factors were partially offset by, an increase in current liabilities of $19.0 million due to the recognition of the short-term portion of operating lease liabilities due to the adoption of ASU 2016-02, "Leases (Topic 842),” on May 1, 2019.  See Note 2, “Recent Accounting Standards”, for further details.

The revenue from contract liabilities will be recognized when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of January 31, 2020 and as of April 30, 2019 includes $413.1 million and $519.1 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Net Cash Used In Investing Activities

Net Cash Used in Investing Activities for the nine months ended January 31, 2020 was $285.9 million compared to $263.6 million in the prior year. The increase was due to additions for technology, property and equipment of $15.9 million for investments in products and platforms, and to a lesser extent, $10.2 million of additional net cash used in the nine months ended January 31, 2020 to acquire businesses including mthree, zyBooks, Knewton and other acquisitions.

Net Cash Provided By Financing Activities

Net Cash Provided by Financing Activities was $220.9 million for the nine months ended January 31, 2020 compared to $181.0 million for the nine months ended January 31, 2019. This increase in cash provided by financing activities was due to an increase in net borrowings of $46.1 million for the nine months ended January 31, 2020 compared to the nine months ended January 31, 2019, which was primarily due to the acquisitions described above, and to a lesser extent, an increase in book overdrafts of $6.4 million. This was partially offset by $7.9 million of lower cash proceeds from the exercise of stock options and other activities, and $4.0 million of cash used for costs incurred related to our Amended and Restated RCA in the nine months ended January 31, 2020.

During the nine months ended January 31, 2020, we repurchased 757,217 shares of Class A Common stock at an average price of $46.22 compared to 633,831 shares of Class A Common stock at an average price of $55.21 in the prior year.

In the nine months ended January 31, 2020, we increased our quarterly dividend to shareholders by 3% to $1.36 per share annualized versus $1.32 per share annualized in the prior year.

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

On an annual basis, a hypothetical one percent change in interest rates for the $598.2 million of unhedged variable rate debt as of January 31, 2020 would affect net income and cash flow by approximately $4.5 million.

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

Our significant investments in non-U.S. businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment. During the three and nine months ended January 31, 2020, we recorded foreign currency translation gains in Other Comprehensive Income of approximately $7.9 million and $10.7 million respectively, primarily as a result of the fluctuations of the U.S. dollar relative to the British pound sterling. During the three and nine months ended January 31, 2019, we recorded foreign currency translation gains (losses) in Other Comprehensive Income of approximately $17.5 million and $(43.2) million, respectively, primarily as a result of the fluctuations of the U.S. dollar relative to the British pound sterling and, to a lesser extent, the euro.

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

Index

The reserves are reflected in the following accounts of the Unaudited Condensed Consolidated Statements of Financial Position:

	January 31, 2020	April 30, 2019
Increase in Inventories, net	$9,929	$3,739
Decrease in Accrued royalties	$(5,607)	$(3,653)
Increase in Contract liabilities	$40,477	$25,934
Print book sales return reserve net liability balance	$(24,941)	$(18,542)

A one percent change in the estimated sales return rate could affect net income by approximately $1.0 million. A change in the pattern or trends in returns could affect the estimated allowance.

Customer Credit Risk

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to us between the months of December and April. Although currently we have minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 20% of total annual consolidated revenue and one affiliated group of subscription agents accounts for approximately 10% of total annual consolidated revenue.

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 9% of total annual consolidated revenue and 16% of accounts receivable at January 31, 2020, the top 10 book customers account for approximately 15% of total annual consolidated revenue and approximately 29% of accounts receivable at January 31, 2020.

We maintain approximately $25 million of trade credit insurance, covering balances due from certain named customers, subject to certain limitations and annual renewal.

Disclosure of Certain Activities Relating to Iran

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.” In the three and nine months ended January 31, 2020, we recorded an immaterial amount of revenue and net earnings related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations. We assessed our business relationship and transactions with Iran and believe we are in compliance with the regulations governing the sanctions. We intend to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

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

Changes in Internal Control over Financial Reporting: During the three months ended July 31, 2019, we closed on the acquisition of Zyante. We excluded Zyante from the scope of management’s report on internal control over financial reporting for the nine months ended January 31, 2020. We are in the process of integrating Zyante to our overall internal control over financial reporting and will include them in scope for the year ending April 30, 2020. This process may result in additions or changes to our internal control over financial reporting.

Index

During the three months ended January 31, 2020, we closed on the acquisition of mthree. We excluded mthree from the scope of management’s report on internal control over financial reporting for the nine months ended January 31, 2020. We are in the process of integrating mthree to our overall internal control over financial reporting and will include them in scope for the year ending April 30, 2021. This process may result in additions or changes to our internal control over financial reporting.

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

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant developments related to legal proceedings during the three months ended January 31, 2020. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 Note 18, “Commitment and Contingencies”.

ITEM 1a. RISK FACTORS

Our business, results of operations and financial condition may be adversely affected by global public health epidemics, including  the strain of coronavirus known as COVID-19.

Our business, consolidated results of operations and financial condition may be adversely affected if a global public health epidemic, including COVID-19, interferes with the ability of our employees, contractors, customers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. A global public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities, or restrictions on shipping products into certain jurisdictions where they are sold. The extent to which the COVID-19 outbreak will impact our business in the future remains uncertain.

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2020, we made the following purchases of Class A Common Stock under our stock repurchase program:
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
November 2019	—	$—	—	1,337,128
December 2019	165,000	48.81	165,000	1,172,128
January 2020	40,370	48.22	40,370	1,131,758
Total	205,370	$48.69	205,370	1,131,758

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certificate by the Executive Vice President and Chief Financial Officer.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: March 6, 2020

Index