Form 10-K
period 2020-04-30
JOHN WILEY & SONS, INC.
filed 2020-06-26
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  April 30, 2020

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, October 31, 2019, was approximately $2,040 million. The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Class A and Class B Common Stock as of May 31, 2020 was 46,767,784 and 9,094,674 respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on September 24, 2020, are incorporated by reference into Part III of this Form 10-K.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2020

Index

Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding our fiscal year 2021 outlook, the anticipated impact on the ability of our employees, contractors, customers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business in the future due to the current coronavirus (COVID-19) outbreak, anticipated restructuring charges and savings, operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements. Any such forward-looking statements are based upon many assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond our control, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment in new technologies and products; (ii) subscriber renewal rates for our journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the seasonal nature of our educational business and the impact of the used book market; (vii) worldwide economic and political conditions; (viii) our ability to protect our copyrights and other intellectual property worldwide; (ix) our ability to successfully integrate acquired operations and realize expected opportunities; (x) the ability to realize operating savings over time and in fiscal year 2021 in connection with our multi-year Business Optimization Program; and (xi) other factors detailed from time to time in our filings with the SEC. We undertake no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

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

In this report, we may present the following non-GAAP performance measures:

•	Adjusted Earnings Per Share “(Adjusted EPS)”;
•	Free Cash Flow less Product Development Spending;
•	Adjusted Revenue;
•	Adjusted Operating Income and margin;
•	Adjusted Contribution to Profit and margin;
•	EBITDA and Adjusted EBITDA and margin;
•	Organic revenue; and
•	Results on a constant currency basis.

Management uses these non-GAAP performance measures as supplemental indicators of our operating performance and financial position as well for internal reporting and forecasting purposes, when publicly providing our outlook, to evaluate our performance and calculate incentive compensation. We present these non-GAAP performance measures in addition to U.S. GAAP financial results because we believe that these non-GAAP performance measures provide useful information to certain investors and financial analysts for operational trends and comparisons over time. The use of these non-GAAP performance measures may also provide a consistent basis to evaluate operating profitability and performance trends by excluding items that we do not consider to be controllable activities for this purpose.

Index

For example:
•
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

In addition, we have historically provided these or similar non-GAAP performance measures and understand that some investors and financial analysts find this information helpful in analyzing our operating margins, and net income and comparing our financial performance to that of our peer companies and competitors. Based on interactions with investors, we also believe that our non-GAAP performance measures are regarded as useful to our investors as supplemental to our U.S. GAAP financial results, and that there is no confusion regarding the adjustments or our operating performance to our investors due to the comprehensive nature of our disclosures. We have not provided our 2021 outlook for the most directly comparable U.S. GAAP financial measures, as they are not available without unreasonable effort due to the high variability, complexity, and low visibility with respect to certain items, including restructuring charges and credits, gains and losses on foreign currency, and other gains and losses. These items are uncertain, depend on various factors, and could be material to our consolidated results computed in accordance with U.S. GAAP.

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

As previously announced, we have changed our segment reporting structure to align with our strategic focus areas: (1) Research Publishing & Platforms, which continues to include the Research publishing and Atypon businesses, (2) Academic & Professional Learning, which is the former “Publishing” segment combined with our corporate training businesses – previously noted as Professional Assessment and Corporate Learning; and (3) Education Services, which includes our Online Program Management and mthree training, upskilling and talent placement services for professionals and businesses. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results.

Wiley drives the world forward with research and education. Through publishing, platforms and services, we help researchers, professionals, students, universities, and corporations to achieve their goals in an ever-changing world. Through the Research Publishing & Platforms segment, we provide scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. The Academic & Professional Learning segment provides scientific, professional, and education books in print and digital formats, digital courseware, and test preparation services, to students, libraries, corporations, professionals, and researchers, as well as learning, development, and assessment services for businesses and professionals. The Education Services segment provides online program management services for higher education institutions and mthree talent placement services for professionals and businesses. Our operations are primarily located in the United States (“U.S.”), United Kingdom (“U.K.”), Germany, Russia, Sri Lanka, Canada, Jordan, and France. In the year ended April 30, 2020, approximately 44% of our consolidated revenue was from outside the U.S.

Index

Our business growth strategies include:
•	driving volume growth from existing journal and book brands and titles, as well as learning services related to education and professional development;
•	developing new journal titles or through publishing partnerships;
•	developing new products and services for existing university partners, as well as signing new online program management partners;
•	making technology and content acquisitions that complement our existing businesses;
•	designing and implementing new methods of delivering products to our customers; and
•	the development of new products and services.

Business Segments

We report our segment information in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 280, “Segment Reporting” (“FASB ASC Topic 280”). Our segment reporting structure consists of three reportable segments, which are listed below, and a Corporate category:
•	Research Publishing & Platforms;
•	Academic & Professional Learning; and
•	Education Services.

Research Publishing & Platforms:

Research Publishing & Platforms’ mission is to support researchers, professionals and learners in the discovery and use of research knowledge to help them achieve their goals.  Research provides scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Journal publishing areas include the physical sciences and engineering, health sciences, social sciences and humanities and life sciences. Research Publishing & Platforms also includes Atypon Systems, Inc. (“Atypon”), a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content on the web through the Literatum™  platform. Research Publishing & Platforms’ customers include academic, corporate, government, and public libraries, funders of research, researchers, scientists, clinicians, engineers and technologists, scholarly and professional societies, and students and professors. Research Publishing & Platforms products are sold and distributed globally in digital and print formats through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, and other customers. Publishing centers include Australia, China, Germany, India, the United Kingdom, and the United States.  Research Publishing & Platforms’ revenue accounted for approximately 52% of our consolidated revenue in the year ended April 30, 2020, with a 35.3% Adjusted EBITDA margin.

Research Publishing & Platforms revenue by product type includes Research Publishing and Research Platforms. The graphs below present revenue by product type for the years ended April 30, 2020 and 2019:

Research
Platforms
4%
Research
Publishing
96%
2020
Research
Platforms
4%
Research
Publishing
96%
2019

Key growth strategies for the Research Publishing & Platforms segment include evolving and developing new licensing models for our institutional customers (“pay to read and publish”), developing new open access products and revenue streams (“pay to publish”), focusing resources on high-growth and emerging markets, and developing new digital products, services, and workflow solutions to meet the needs of researchers, authors, societies, and corporate customers.

Index

Research Publishing

Research Publishing generates the majority of its revenue from contracts with its customers for the following revenue streams:
•	Journal Subscriptions;
•	Licensing, Reprints, Backfiles and Other; and
•	Open Access and Comprehensive Agreements

Journal Subscriptions

We publish approximately 1,675 academic research journals. We sell journal subscriptions directly through our sales representatives, indirectly through independent subscription agents, through promotional campaigns, and through memberships in professional societies for those journals that are sponsored by societies. Journal subscriptions are primarily licensed through contracts for digital content available online through Wiley Online Library, which is delivered through our Literatum platform. Contracts are negotiated by us directly with customers or their subscription agents. Subscription periods typically cover calendar years. Print journals are generally mailed to subscribers directly from independent printers. We do not own or manage printing facilities. Subscription revenue is generally collected in advance.

Approximately 50% of Journal Subscription revenue is derived from publishing rights owned by us. Publishing alliances also play a major role in Research Publishing’s success. Approximately 50% of Journal Subscription revenue is derived from publication rights that are owned by professional societies and published by us pursuant to a long-term contract (generally 5–10 years) or owned jointly with a professional society. These society alliances bring mutual benefit, with the societies gaining Wiley’s publishing, marketing, sales, and distribution expertise, while Wiley benefits from being affiliated with prestigious societies and their members. Societies that sponsor or own such journals generally receive a royalty and/or other financial consideration. We may procure editorial services from such societies on a pre-negotiated fee basis. We also enter into agreements with outside independent editors of journals that define the duties of the editors and the fees and expenses for their services. Contributors of articles to our journal portfolio transfer publication rights to us or a professional society, as applicable. We publish the journals of many prestigious societies, including the American Cancer Society, the American Heart Association, the British Journal of Surgery Society, the European Molecular Biology Organization, the American Anthropological Association, the American Geophysical Union, and the German Chemical Society.

Literatum, our online publishing platform for Research Publishing, delivers integrated access to over 9 million articles from approximately 1,675 journals, as well as 22,000 online books and hundreds of multi-volume reference works, laboratory protocols and databases. Wiley Online Library, which is delivered through our Literatum platform, provides the user with intuitive navigation, enhanced discoverability, expanded functionality, and a range of personalization options. Access to abstracts is free and full content is accessible through licensing agreements or as individual article purchases. Large portions of the content are provided free or at nominal cost to nations in the developing world through partnerships with certain non-profit organizations. Our online publishing platforms provide revenue growth opportunities through new applications and business models, online advertising, deeper market penetration, and individual sales and pay-per-view options. The Literatum platform hosts over 40% of the world’s English language journals.

Wiley’s performance in the 2018 release of Clarivate Analytics’ Journal Citation Reports (JCR) remains strong, maintaining its position as #3 in terms of the number of titles indexed, articles published, and citations received. Wiley saw a 9.5% increase in JCR articles, giving it 9.7% overall share (+0.6%) – its biggest increase since 2008.

A total of 1,223 Wiley journals were included in the reports, 58% of these were society publications – reaffirming Wiley’s position as the world’s leading society publishing partner. Wiley journals ranked #1 in 27 categories across 25 titles and achieved 349 top-10 category rankings.

The annual Journal Citation Reports (JCR) are one of the most widely-used sources of citation metrics used to analyze the performance of peer-reviewed journals. The most famous of these metrics, the Impact Factor, is based on the frequency with which an average article is cited in the JCR report year. Alongside other metrics, this makes it an important tool for evaluating a journal’s impact on ongoing research.

Index

Licensing, Reprints, Backfiles, and Other

Licensing, Reprints, Backfiles, and Other includes advertising, backfile sales, the licensing of publishing rights, journal and article reprints, and individual article sales. We generate advertising revenue from print and online journal subscription products, our online publishing platform, Literatum, online events such as webinars and virtual conferences, community interest Web sites such as spectroscopyNOW.com, and other Web sites.  A backfile license provides access to a historical collection of Wiley journals, generally for a one-time fee. We also engage with international publishers and receive licensing revenue from photocopies, reproductions, translations, and other digital uses of our content. Journal and article reprints are primarily used by pharmaceutical companies and other industries for marketing and promotional purposes. Through the Article Select and PayPerView programs, we provide fee-based access to non-subscribed journal articles, content, book chapters, and major reference work articles. The Research Publishing business is also a provider of content and services in evidence-based medicine (“EBM”). Through our alliance with The Cochrane Collaboration, we publish The Cochrane Library, a premier source of high-quality independent evidence to inform healthcare decision-making. EBM facilitates the effective management of patients through clinical expertise informed by best practice evidence that is derived from medical literature.

Open Access and Comprehensive Agreements

Under the Author-Funded Access business model, accepted research articles are published subject to payment of Article Publication Charges ("APCs"). After payment to Wiley, all Author-Funded articles are immediately free to access online. Contributors of Author-Funded Access articles retain many rights and typically license their work under terms that permit re-use.

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

In March 2020, we agreed with Jisc, the U.K.’s research and education not-for-profit that negotiates licenses and digital content agreements on behalf of U.K. universities, on a four year comprehensive “read and publish” agreement that, for an annual fee, enables U.K. institutions to access our journal portfolio and researchers at U.K. universities the means to publish open access (“OA”) in all Wiley journals at no direct cost to them. As part of the new agreement, the proportion of OA articles published by U.K. researchers will increase from 27% to an estimated 85% in year one, with the potential to reach 100% by 2022. The agreement will also enable institutions and their users to access all of Wiley’s journals. Other comprehensive agreements include consortia in Austria, Finland, Germany, Hungary, Netherlands, Norway, and Sweden.  We are compensated through a publish and read fee.

In January 2019, we announced a contractual arrangement in support of Open Access, a countrywide partnership agreement with Projekt DEAL, a representative of nearly 700 academic institutions in Germany. This three-year agreement provides all Projekt DEAL institutions with access to read Wiley’s academic journals back to the year 1997, and researchers at Projekt DEAL institutions can publish articles open access in Wiley’s journals. The partnership will better support institutions and researchers in advancing open science, driving discovery, and developing and disseminating knowledge. We are compensated through a fee per article published.

Research Platforms

Research Platforms is principally comprised of Atypon, a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content on the web through the Literatum platform.

Index

Academic & Professional Learning:

Our Academic & Professional Learning segment provides scientific, professional, and education books in print and digital formats, digital courseware, and test preparation services, to libraries, corporations, students, professionals, and researchers, as well as learning, development, and assessment services for businesses and professionals. Communities served include business, finance, accounting, workplace learning, management, leadership, technology, behavioral health, engineering/ architecture, science and medicine, and education.  Products are developed in print and digitally for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, Web sites, distributor networks and other online applications. Publishing centers include Australia, Germany, India, the United Kingdom, and the United States. Academic & Professional Learning accounted for approximately 35% of our consolidated revenue in the year ended April 30, 2020, with a 23.7% Adjusted EBITDA margin.

Academic & Professional Learning revenue by product type includes Education Publishing and Professional Learning. The graphs below present revenue by product type for the years ended April 30, 2020 and 2019:

Education
Publishing
54%
Professional
Learning
46%

2020

Education
Publishing
53%
Professional
Learning
47%

2019

Key growth strategies for the Academic & Professional Learning business include developing and acquiring products and services to drive corporate development and professional career development, developing leading brands and franchises, executing strategic acquisitions and partnerships, and innovating digital book formats while expanding their global discoverability and distribution. We continue to implement strategies to manage declines in print revenue through cost improvement initiatives and focusing our efforts on growing its digital lines of business. We are continuing to perform portfolio reviews and workforce realignment, restructuring, and operational excellence initiatives. In certain areas, we will explore new formats or promote digital-only, and in other areas, we may rationalize our portfolio. Our approach is to continue to realign our cost structure to help mitigate the market changes that are contributing to revenue decline, and to sharpen our focus on high performing areas and digital opportunities, while improving operating efficiency.

Book sales for STM (Scientific, Technical and Medical), Professional and Education Publishing are generally made on a returnable basis with certain restrictions. We provide for estimated future returns on sales made during the year based on historical return experience and current market trends.

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

Index

We generally contract with independent printers and binderies globally for their services. Management believes that adequate printing and binding facilities and sources of paper and other required materials are available to it, and that it is not dependent upon any single supplier.

In fiscal year 2016, we entered into an agreement to outsource our US-based book distribution operations to Cengage Learning, with the continued aim of improving efficiency in our distribution activities and moving to a more variable cost model. As of April 30, 2020, we had one global warehousing and distribution facility remaining, which is in the United Kingdom.

Education Publishing

Education Publishing generates the majority of its revenue from contracts with its customers for the following revenue streams:
•	Education and STM Publishing;
•	Digital Courseware;
•	Test Preparation and Certification; and
•	Licensing and Other.

Education and STM Publishing

Book products including Education and Scientific Technical and Medical (STM) Publishing.

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

STM books (“Reference”) are sold and distributed globally in digital and print formats through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, bookstores, online booksellers, and other customers.

We develop content in a digital format that can be used for both digital and print products, resulting in productivity and efficiency savings, and enabling print-on-demand delivery. Book content is available online through Wiley Online Library (delivered through our Literatum platform), WileyPLUS, zyBooks, alta, and other proprietary platforms. Digital books are delivered to intermediaries, including Amazon, Apple, Google and Ingram/Vital-Source, for re-sale to individuals in various industry-standard formats, which are now the preferred deliverable for licensees of all types, including foreign language publishers. Digital books are also licensed to libraries through aggregators. Specialized formats for digital textbooks go to distributors servicing the academic market, and digital book collections are sold by subscription through independent third-party aggregators servicing distinct communities. Custom deliverables are provided to corporations, institutions, and associations to educate their employees, generate leads for their products, and extend their brands. Content from digital books is also used to create online articles, mobile apps, newsletters, and promotional collateral. This continual re-use of content improves margins, speeds delivery, and helps satisfy a wide range of customer needs. Our online presence not only enables us to deliver content online, but also to sell more books. The growth of online booksellers benefits us because they provide unlimited virtual “shelf space” for our entire backlist.

Publishing alliances and franchise products are important to our strategy. Education and STM publishing (including Test Preparation) alliance partners include the AICPA, the CFA Institute, ACT (American College Test), IEEE, American Institute of Chemical Engineers, and many others.  The ability to join Wiley’s product development, sales, marketing, distribution, and technology with a partner’s content, technology, and/or brand name has contributed to our success.

Digital Courseware

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

Index

On July 1, 2019, Wiley acquired Zyante, Inc, a leading provider of computer science and STEM education courseware. The highly-interactive zyBooks® platform enables learners to learn by doing while allowing professors to be more efficient and devote more time to teaching. The platform maximizes learner engagement and retention through demonstration and hands-on learning experiences using interactive question sets, animations, tools, and embedded labs. The zyBooks platform will become an essential component of Wiley’s differentiated digital learning experience and, when combined with the recent acquisition of Knewton’s alta™ and adaptive learning technology in May 2019, will power lower-cost, higher-impact education across Wiley’s education business.

Test Preparation and Certification

The Test Preparation and Certification business represents learning solutions, training activities and print and digital formats that are delivered to customers directly through online digital delivery platforms, bookstores, online booksellers, and other customers.  Products include CPAExcel®, a modular, digital platform comprised of online self-study, videos, mobile apps, and sophisticated planning tools to help professionals prepare for the CPA exam, and test preparation products for the CFA®, CMA®, CIA®, CMT®, FRM®, FINRA®, Banking, and PMP® exams.

Licensing and Other

Licensing and distribution services are made available to other publishers under agency arrangements. We also engage in co-publishing titles with international publishers and receive licensing revenue from photocopies, reproductions, translations, and digital uses of our content and use of the Knewton® adaptive engine.

Professional Learning

Professional Learning generates the majority of its revenue from contracts with its customers for the following revenue streams:
•	Professional Publishing;
•	Licensing and Other;
•	Corporate Training - Professional Assessment; and
•	Corporate Training - Corporate Learning.

Professional Publishing

Professional books, which include business and finance, technology, and other professional categories, as well as the For Dummies® brand, are sold to bookstores and online booksellers serving the general public, wholesalers who supply such bookstores, warehouse clubs, college bookstores, individual practitioners, industrial organizations and government agencies. We employ sales representatives who call upon independent bookstores, national and regional chain bookstores, and wholesalers. Sales of professional books also result from direct mail campaigns, telemarketing, online access, advertising, and reviews in periodicals.

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

Licensing and Other

Licensing and distribution services are made available to other publishers under agency arrangements. We also engage in co-publishing titles with international publishers and receive licensing revenue from photocopies, reproductions, translations, and digital uses of our content. Wiley also realizes advertising revenue from branded Web sites (e.g. Dummies.com) and online applications.

Corporate Training - Professional Assessment

Our professional assessment businesses include high-demand soft-skills training solutions that are delivered to organizational clients through online digital delivery platforms, either directly or through an authorized distributor network of independent consultants, trainers, and coaches. Wiley’s branded assessment solutions include Everything DiSC®, The Five Behaviors® based on Patrick Lencioni’s perennial bestseller The Five Dysfunctions of a Team, and Leadership Practices Inventory® from Kouzes and Posner’s bestselling The Leadership Challenge®, as well as PXT Select™, a pre-hire selection tool. Our solutions help organizations hire and develop effective managers, leaders, and teams.

Index

Corporate Training - Corporate Learning

The Corporate Learning business offers online learning and training solutions for global corporations, universities, and small and medium-sized enterprises, which are sold on a subscription or fee basis. Learning formats and modules on topics such as leadership development, value creation, client orientation, change management and corporate strategy are delivered on a cloud-based Cross Knowledge Learning Management System (“LMS”) platform that hosts over 20,000 content assets (videos, digital learning modules, written files, etc.) in 17 languages. Its offering includes a collaborative e-learning publishing and program creation system. Revenue growth is derived from legacy markets, such as France, England, and other European markets, and newer markets, such as the U.S. and Brazil. In addition, content and LMS offerings are continuously refreshed and expanded to serve a wider variety of customer needs. These digital learning solutions are sold directly to corporate customers either direct or through our partners.

Education Services:

Our Education Services segment consists of online program management services for higher education institutions and mthree training, upskilling and talent placement services for professionals and businesses. Key growth strategies include developing new products and services for existing university partners, increasing enrollments for online program management programs, signing new and prestigious university partners, and bridging the IT skills gap through finding, training and placing emerging technology talent with corporations around the world. Education Services accounted for approximately 13% of our consolidated revenue in the year ended April 30, 2020, with a 8.7% Adjusted EBITDA margin.

Education Services revenue by product type includes Education Services and mthree. The graphs below present revenue by product type for the years ended April 30, 2020 and 2019:

mthree
8%
Education
Services
92%

2020

Education
Services
100%

2019

Education Services

Our Education Services segment engages in the comprehensive management of online degree programs for universities and has grown to include a broad array of tech enabled service offerings that address our partner specific pain points. Increasingly, this includes delivering full stack career credentialing education that advances specific careers within demand skills.

As student demand for online degree and certificate programs continues to increase, traditional institutions are partnering with online program management providers to develop and support these programs. Education Services include market research, marketing, student recruitment, enrollment support, proactive retention support, academic services to design courses, faculty support, and access to the Engage Learning Management System, which facilitates the online education experience. Graduate degree programs include Business Administration, Finance, Accounting, Healthcare, Engineering, Communications, and others. Revenue is derived from pre-negotiated contracts with institutions that provide for a share of tuition generated from students who enroll in a program. As of April 30, 2020, the Education Services business had 69 university partners under contract. We are also extending the core OPM business and also delivering a broader array of essential university and career credentialing services that the market is demanding and that leverage our core Wiley skills and assets.  This full stack education includes teacher professional development and IT skills training, through which we develop, and deliver professional credits and job placement through our 500-plus corporate partners. In addition, Education Services derives revenue from un-bundled service offerings.

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

Index

mthree

On January 1, 2020, Wiley acquired mthree, a rapidly growing education services provider that addresses the IT skills gap by finding, training and placing job-ready technology talent in roles with leading corporations worldwide. mthree sources, trains, and prepares aspiring students and professionals to meet the skill needs of today’s tech careers, and then places them with some of the world’s largest financial institutions, technology companies, and government agencies. mthree also works with its clients to retrain and retain existing employees so they can continue to meet the changing demands of today’s technology landscape.

mthree’s primary operations is in the sourcing, training and placement of emerging technology talent for large corporations across the world. The sourcing process includes a multi-stage evaluation and is highly selective, with only 5-10% of applicants accepted into the program. The applicants are then trained by industry experts utilizing curriculum designed specifically for the clients’ needs. After training, the trainees are employed by mthree and placed on client site, supported by mthree, until converted to a full-time employee with the client. Conversion is generally after 2 years and mthree has a strong track record of success, with nearly 80% of trainees converted to full time employees with clients.

Employees

As of April 30, 2020, we employed approximately 6,900 persons on a full-time equivalent basis worldwide.

Financial Information About Business Segments

The information set forth in Note 20, “Segment Information,” of the Notes to Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K are incorporated herein by reference.

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

Index

Item 1A. Risk Factors

You should carefully consider all the information set forth in this Form 10-K, including the following risk factors, before deciding to invest in any of our securities. The risks below are the most significant risks we face but are not the only risk factors we face. Additional risks not currently known to us or that we presently deem insignificant could impact our consolidated financial position and results of operations. Our business consolidated financial position, and results of operations could be materially adversely affected by any of these risks. The trading price of our securities could decline due to any of these risks, and investors in our securities may lose all or part of their investment.

The recent global coronavirus outbreak may continue to harm our business, results of operations, and financial condition.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious outbreak and the related adverse public health developments, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected workforces, organizations, customers, economies and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.

This outbreak, as well as lockdown measures undertaken to contain the spread of COVID-19, caused disruptions and had a significant impact on our business, including, but not limited to:
•	declines in print book sales due to indefinite closings of retail bookstores and the temporary prioritization of essential goods by online retailers;
•	declines in businesses that rely on in-person engagement, primarily test prep and corporate training;
•	delays in signing annual journal subscription agreements in certain parts of Europe and Asia due to challenges of remote selling and university disruption;
•	delays in customer payments due to widespread disruption and pervasive cash conservation behaviors in the face of uncertainty;
•
reduced student demand for continuing education which impacted our undergraduate and masters online program management programs, due to funding constraints related to loss of employment and/or lack of interest in pursuing education during a period of uncertainty; and

•
lower demand for early career technology talent due to client constraints including, the closure of corporate offices, staffing uncertainty, internal contractor hiring restrictions or financial constraints.

The outbreak also presents challenges as the majority of our workforce is currently working remotely and shifting to assisting new and existing customers who are also generally working remotely.

We cannot predict with any certainty the degree to which the disruption caused by the COVID-19 pandemic and reactions thereto will continue.

The COVID-19 pandemic may have the effect of heightening other risks identified in this section of our Annual Report on Form 10-K for the year ended April 30, 2020, such as those related to technology disruption and the adoption by colleges and universities of online delivery of their educational offerings. It is not possible for us to predict the duration or magnitude of the adverse impacts of the outbreak and its effects on our business, results of operations or financial condition at this time, but such effects may be material.

Index

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

Our company is highly dependent on information technology systems and their business management and customer-facing capabilities critical for the long-term competitive sustainability of the business. These capabilities include business planning and transaction information, product development and delivery, marketing and sales information and management, and system security.

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

Index

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

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no book customer accounts for more than 8% of total consolidated revenue and 9% of accounts receivable at April 30, 2020, the top 10 book customers account for approximately 12% of total consolidated revenue and approximately 18% of accounts receivable at April 30, 2020. We maintain approximately $20 million of trade credit insurance, covering balances due from certain named customers, subject to certain limitations and annual renewal.

A disruption or loss of data sources could limit our collection and use of certain kinds of information, which could adversely impact our communication with our customers.

Several of our businesses rely extensively upon content and data from external sources. Data is obtained from public records, governmental authorities, customers and other information companies, including competitors. Legal regulations, such as the European Union’s General Data Protection Regulation (“GDPR”), relating to internet communications, privacy and data protection, e-commerce, information governance, and use of public records, are becoming more prevalent worldwide. The disruption or loss of data sources, either because of changes in the law or because data suppliers decide not to supply them, may impose limits on our collection and use of certain kinds of information about individuals and our ability to communicate such information effectively with our customers. In addition, GDPR imposes a strict data protection compliance regime with severe penalties of up to 4% of worldwide revenue or €20 million, whichever is greater.

Index

If we are unable to retain key employees and other personnel, our consolidated financial condition or results of operations may be adversely affected.

The Company and industry are highly dependent on the loyal engagement of key management leaders and professional staff.  Loss of staff due to inadequate skills and career path development or maintaining competitive salaries and benefits could have significant impact on Company performance.

We have a significant investment in our employees around the world. We offer competitive salaries and benefits in order to attract and retain the highly skilled workforce needed to sustain and develop new products and services required for growth. Employment costs are affected by competitive market conditions for qualified individuals, and factors such as healthcare and retirement benefit costs.

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

We continue to transform our business from a traditional publishing model to a global provider of content-enabled solutions with a focus on digital products and services. We have made several acquisitions over the past few years that represent examples of strategic initiatives that were implemented as part of our business transformation. We will continue to explore opportunities to develop new business models and enhance the efficiency of our organizational structure. The rapid pace and scope of change increases the risk that not all our strategic initiatives will deliver the expected benefits within the anticipated timeframes. In addition, these efforts may somewhat disrupt our business activities, which could adversely affect our consolidated financial position and results of operations.

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

Index

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

As a result of acquisitions, we have and may record a significant amount of goodwill and other identifiable intangible assets and we may never realize the full carrying value of these assets.

As a result of acquisitions, we recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies. At April 30, 2020, we had $1,116.8 million of goodwill and $807.4 million of intangible assets, of which $121.3 million are indefinite-lived intangible assets, on our Consolidated Statements of Financial Position. The intangible assets are principally composed of content and publishing rights, customer relationships, brands and trademarks and developed technology. Failure to achieve business objectives and financial projections could result in an asset impairment charge, which would result in a non-cash charge to our consolidated results of operations. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and when events or changes in circumstances indicate that impairment may have occurred. Intangible assets with definite lives, which were $686.1 million at April 30, 2020, are tested for impairment only when events or changes in circumstances indicate that an impairment may have occurred. Determining whether an impairment exists can be difficult as a result of increased uncertainty and current market dynamics and requires management to make significant estimates and judgments. A non-cash intangible asset impairment charge could have a material adverse effect on our consolidated financial position and results of operations. See Note 11, “Goodwill and Intangible Assets” for further information related to goodwill and intangible assets, and the impairment charges recorded in the year ended April 30, 2020.
We may be susceptible to information technology risks that may adversely impact our business, consolidated financial position and results of operations.

Information technology is a key part of our business strategy and operations. As a business strategy, Wiley’s technology enables us to provide customers with new and enhanced products and services and is critical to our success in migrating from print to digital business models. Information technology is also a fundamental component of all our business processes, collecting and reporting business data, and communicating internally and externally with customers, suppliers, employees, and others.

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

Index

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

We sell our products to customers in certain sanctioned and previously sanctioned developing markets where we do not have operating subsidiaries. We do not own any assets or liabilities in these markets except for trade receivables. In the year ended April 30, 2020, we recorded an immaterial amount of revenue and net earnings related to sales to Cuba, Sudan, Syria and Iran. While sales in these markets are not material to our consolidated financial position and results of operations, adverse developments related to the risks associated with these markets may cause actual results to differ from historical and forecasted future consolidated operating results.

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

Approximately 22% of Research journal articles are sourced from authors in China. Any restrictions on exporting intellectual property could adversely affect our business and consolidated financial position and results of operations.

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

The contribution of authors and their professional societies is one of the more important elements of the highly competitive elements of the publishing business. We operate in highly competitive markets. Success and continued growth depend greatly on developing new products and the means to deliver them in an environment of rapid technological change. Attracting new authors and professional societies while retaining our existing business relationships is critical to our success. If we are unable to retain our existing business relationships with authors and professional societies, this could have an adverse impact on our consolidated financial position and results of operations.

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

To date, the majority of governments that have taken a position on open access have favored the green model and have generally specified embargo periods of twelve months. The publishing community generally takes the view that this period should be sufficient to protect subscription revenues, provided that publishers’ platforms offer sufficient added value to the article. Governments in Europe have been more supportive of the gold model, which thus far is generating incremental revenue for publishers with active open access programs. Several European administrations are showing interest in a business model which combines the purchasing of subscription content with the purchase of open access publishing for authors in their country. This development removes an element of risk by fixing revenues from that market, provided that the terms, price, and rate of transition negotiated are acceptable.

The uncertainty surrounding the implementation and effect of Brexit may cause increased economic volatility, affecting our operations and business.

On January 31, 2020, the United Kingdom (UK) exited the European Union (referred to as "Brexit"). The UK has agreed to abide by EU rules during a transition period until the end of 2020, at which point the European Union and the UK expect to have agreements in place regarding future ties including trade, customs, commerce and travel.

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

Index

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

Non-U.S. revenues, as well as our substantial non-U.S. net assets, expose our consolidated results to volatility from changes in foreign currency exchange rates. Non-U.S. dollar revenues accounted for 44% of our total consolidated revenues for fiscal year 2020, which primarily includes revenues in British pound sterling of 26% and euro of 10%. In addition, our interest-bearing loans and borrowings are subject to risk from changes in interest rates. These risks and the measures we have taken to help mitigate them are discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of this Annual Report on Form 10-K. We may, from time-to-time, use derivative instruments to hedge such risks. Notwithstanding our efforts to foresee and mitigate the effects of changes in external market or fiscal circumstances, we cannot predict with certainty changes in foreign currency exchange rates and interest rates, inflation, or other related factors affecting our business, consolidated financial position and results of operations.

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

We are subject to tax laws within the jurisdictions in which we conduct business, including the U.S. and many foreign jurisdictions. In addition to the Tax Act in the U.S., changes in tax laws and interpretations in other jurisdictions where we do business, such as the U.K. and Germany, could significantly impact the taxation of our non-U.S. earnings. We are also subject to potential taxes and regulations in jurisdictions where we have sales even though we do not have a physical presence.  These taxes and potential taxes could have a material impact on our consolidated financial position and results of operations as most of our income is earned outside the U.S. In addition, we are subject to audit by tax authorities and are regularly audited by various tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals and could have a material impact on our consolidated financial position and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

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

Location	Purpose	Owned or Leased	Approx. Sq. Ft.
United States:
New Jersey	Corporate Headquarters	Leased	294,000
	Office	Leased	185,000
Indiana	Office	Leased	42,000
California	Offices	Leased	21,000
Massachusetts	Office	Leased	26,000
Illinois	Office	Leased	52,000
Florida	Office	Leased	58,000
Minnesota	Office	Leased	28,000
Texas	Office	Leased	11,000
Kentucky	Office	Leased	47,000

International:
Australia	Offices	Leased	34,000
Canada	Office	Leased	13,000
England	Distribution Centers	Leased	298,000
	Offices	Leased	102,000
	Offices	Owned	70,000
France	Offices	Leased	36,000
Germany	Office	Owned	104,000
	Office	Leased	18,000
Jordan	Office	Leased	24,000
Singapore	Office	Leased	35,000
Russia	Office	Leased	27,000
China	Office	Leased	18,000
India	Distribution Centers	Leased	12,000
	Office	Leased	25,000
Greece	Office	Leased	16,000
Brazil	Office	Leased	12,000
Sri Lanka	Office	Leased	32,000

Item 3. Legal Proceedings

The information set forth in Note 16, “Commitment and Contingencies,” of the Notes to Consolidated Financial Statements is incorporated herein by reference.

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

Name, Current and Former Positions	Age	First Elected to Current Position

BRIAN A. NAPACK	58	December 2017
President and Chief Executive Officer and Director
March 2012 – Senior Advisor, Providence Equity Partners LLC

JOHN A. KRITZMACHER	59	July 2013 (EVP, CFO) June 2020 (Interim CAO)
Executive Vice President, Chief Financial Officer, and Interim Chief Accounting Officer
October 2012 – Senior Vice President of Business Operations, Organizational Planning & Structure at WebMD Health Corp

MATTHEW S. KISSNER	66	February 2019
Executive Vice President, Group Executive
December 2017 – Chairman of Company's Board of Directors
May 2017 – Interim Chief Executive Officer of the Company
October 2015 – Chairman of Company's Board of Directors

DEIRDRE SILVER	52	February 2020
Executive Vice President, General Counsel
August 2015 – Associate General Counsel, Senior Vice President of Legal, Research

JUDY VERSES	63	October 2016
Executive Vice President, Research
October 2011 – President – Global Enterprise and Education, Rosetta Stone Inc.

KEVIN MONACO	56	October 2018
Senior Vice President, Treasurer and Tax
October 2009 – SVP, Finance, Treasurer and Investor Relations, Coty Inc.

AREF MATIN	61	May 2018
Executive Vice President, Chief Technology Officer
February 2015 – Executive Vice President, Chief Technology Officer, Ascend Learning
July 2012 – Executive Vice President, Chief Technology Officer, Pearson Learning Technologies & Pearson Higher Education

MATTHEW LEAVY	52	September 2019
Executive Vice President and General Manager, Educational Publishing
September 2018 – SVP, Business Development
January 2018 – Principal Leavy Consulting LLC
August 2013 – Managing Director Global Managed Services, Pearson plc

DANIELLE MCMAHAN	45	November 2019
Executive Vice President, Chief People Officer
June 2017 – Chief Human Resources Officer, York Risk Services Group
July 2014 – VP, Global Talent, American Express

Index

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A and Class B shares are listed on the New York Stock Exchange under the symbols JW.A and JW.B, respectively.

On a quarterly basis, the Board of Directors considers the payment of cash dividends based upon its review of earnings, our financial position, and other relevant factors. As of May 31, 2020, the approximate number of holders of our Class A and Class B Common Stock were 733 and 56, respectively, based on the holders of record.

During the year ended April 30, 2020, our Board of Directors approved an additional share repurchase program of $200 million of Class A or B Common Stock. This share repurchase program is in addition to the share repurchase program approved by our Board of Directors during the year ended April 30, 2017 of four million shares of Class A or B Common Stock.

During the fourth quarter of 2020, we made the following purchases of Class A and Class B Common Stock under these publicly announced stock repurchase programs.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program	Maximum Dollar Value of Shares that May Yet be Purchased Under Additional Plans or Programs (Dollars in millions)
February 2020	—	$—	—	1,131,758
March 2020	325,000	35.66	325,000	806,758	$$200
April 2020	—	—	—	806,758	$$200
Total	325,000	$35.66	325,000	806,758	$$200

Index

Item 6. Selected Financial Data

	For the Years Ended April 30, (a)(b)(c)
Dollars (in millions, except per share data)	2020	2019	2018	2017	2016
Revenue, net	$1,831.5	$1,800.1	$1,796.1	$1,718.5	$1,727.0
Impairment of goodwill and intangible assets (d)	202.3	—	3.6	—	—
Operating (Loss) Income (e)	(54.3)	224.0	231.5	211.5	188.1
Net (Loss) Income	(74.3)	168.3	192.2	113.6	145.8
Working Capital (f)	(312.3)	(379.8)	(394.3)	(428.1)	(111.1)
Contract Liabilities in Working Capital (f)	(520.2)	(519.1)	(486.4)	(436.2)	(426.5)
Total Assets	3,168.8	2,948.8	2,839.5	2,606.2	2,921.1
Long-Term Debt	765.7	478.8	360.0	365.0	605.0
Shareholders' Equity	933.6	1,181.3	1,190.6	1,003.1	1,037.1
Per Share Data
(Loss) Earnings Per Share
Basic	$(1.32)	$2.94	$3.37	$1.98	$2.51
Diluted	$(1.32)	$2.91	$3.32	$1.95	$2.48
Cash Dividends
Class A Common	$1.36	$1.32	$1.28	$1.24	$1.20
Class B Common	$1.36	$1.32	$1.28	$1.24	$1.20

(a)
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the factors that contributed to our consolidated operating results for the three years ended April 30, 2020.

(b)
On May 1, 2018, we adopted the U.S. accounting standard regarding revenue recognition ("Topic 606," or "ASC 606"). The adoption of Topic 606 did not have a material impact to our consolidated results of operations.

(c)
On May 1, 2019, we adopted the U.S. accounting standard regarding leases (“Topic 842”) which required us to recognize a right-of-use asset (“ROU”) and lease liability for all leases with terms of more than 12 months and provide enhanced disclosures.  Refer to Note 2, " Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards," in the Notes to Consolidated Financial Statements for more information.

(d)
During the fourth quarter of fiscal year 2020, we recorded non-cash charges for impairment of goodwill and intangible assets totaling $202.3 million. See Note 11, “Goodwill and Intangible Assets,” for further discussion of our goodwill and identifiable intangible assets.

(e)
Due to the retrospective adoption on May 1, 2018 of Accounting Standards Update (“ASU”) 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” total net benefits (costs) of $8.1 million and $(5.3) million related to the non-service components of defined benefit and other post-employment benefit plans were reclassified from Operating and Administrative Expenses to Interest and Other Income for the years ended April 30, 2018 and 2017, respectively. Total net benefits related to the non-service components of defined benefit and other post-employment benefit plans were $8.8 million for the year ended April 30, 2019.

(f)
The primary driver of the negative working capital is unearned contract liabilities related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by us for a number of purposes including funding: acquisitions, debt repayments, operations, dividend payments, and purchasing treasury shares. The contract liabilities will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription period.

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

Recent Events

•
On June 25, 2020, our Board of Directors declared a quarterly dividend of $0.3425 per share, or approximately $19.1 million, on our Class A and Class B Common Stock. The dividend is payable on July 22, 2020 to shareholders of record on July 7, 2020.

Fourth Quarter Highlights

•
In March 2020, the global economy experienced a sudden and unprecedented downturn due to the COVID-19 pandemic.  Wiley’s financial position is fundamentally strong, and we will continue to benefit from our leadership positions in research and education.  However, the global isolation measures aimed at halting the COVID-19 spread had a significant impact on fourth quarter results, including the following:

•	declines in print book sales due to indefinite closings of retail bookstores and the temporary prioritization of essential goods by online retailers;
•	declines in businesses that rely on in-person engagement, primarily test prep and corporate training;
•	delays in signing annual journal subscription agreements in certain parts of Europe and Asia due to challenges of remote selling and university disruption;
•	delays in customer payments due to widespread disruption and pervasive cash conservation behaviors in the face of uncertainty;
•
reduced student demand for continuing education which impacted our undergraduate and masters online program management programs, due to funding constraints related to loss of employment and/or lack of interest in pursuing education during a period of uncertainty; and

•
lower demand for early career technology talent due to client constraints including, the closure of corporate offices, staffing uncertainty, internal contractor hiring restrictions or financial constraints.

As a result, we estimate that the pandemic shutdown impacted fourth quarter revenue and EPS by $30 million to $35 million and $0.15 to $0.20 per share, respectively.

Below is a summary of fourth quarter fiscal year 2020 results as compared with prior year:
•	GAAP Results: Revenue of $474.6 million, a decrease of 3%, and Diluted Loss per Share of $2.83;
•	Non-GAAP Adjusted Results on a constant currency basis: Adjusted Revenue decreased 2%, and Adjusted EPS decreased 44%;
•
We recorded non-cash charges for impairment of goodwill and intangible assets totaling $202.3 million. This impairment does not result in any future cash expenditures, impact liquidity, affect the ongoing business or financial performance of Wiley, or impact compliance with our debt covenants. See Note 11, “Goodwill and Intangible Assets,” for further discussion of our goodwill and identifiable intangible assets.

•
On April 1, 2020, we completed the acquisition of Bio-Rad Laboratories Inc.’s Informatics products including the company’s spectroscopy software and spectral databases (“Informatics”). The results of Informatics are included in our Research Publishing & Platforms segment results.

•
On March 2, 2020, we completed the acquisition of Madgex, a market-leading provider of advanced job board software and career center services. The results of Madgex are included in our Research Publishing & Platforms segment results.

•	We added four new university partners in the quarter: Drake University in Iowa, University of Iowa, Methodist University in North Carolina and Point University in Georgia.

Index

Results of Operations

FISCAL YEAR 2020 AS COMPARED TO FISCAL YEAR 2019 SUMMARY RESULTS

Revenue:

Revenue for the year ended April 30, 2020 increased $31.4 million, or 2%, as compared with the prior year. On a constant currency basis, revenue increased 3% mainly driven by the following factors:
•	an increase of $74.9 million in the Education Services business, including contributions from Learning House, which was acquired in November 2018, and mthree, which was acquired in January 2020; and
•	an increase of $21.0 million in the Research Publishing & Platforms business.

These increases were partially offset by a decline of $44.8 million in the Academic & Professional Learning business.

Excluding the impact of acquisitions, revenues on a constant currency basis declined 1% as compared with the prior year.

See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.

Cost of Sales:

Cost of sales for the year ended April 30, 2020 increased $36.3 million, or 7%, as compared with the prior year. On a constant currency basis, cost of sales increased 8%. This increase was primarily due to higher employment related costs in the Education Services business, and to a lesser extent, an increase in marketing costs, partially offset by lower inventory and royalty costs in Academic & Professional Learning.

Operating and Administrative Expenses:

Operating and administrative expenses for the year ended April 30, 2020 increased $33.8 million, or 4%, as compared with the prior year. On a constant currency basis, operating and administrative expenses increased 5%. The increase was primarily due to increased investment in growth initiatives, including incremental costs associated with the acquisitions in the year ended April 30, 2020, and to a lesser extent, investments in additional resources in editorial and content support, and higher technology related costs.

Impairment of Goodwill and Intangible Assets:

Goodwill Impairment

For the year ended April 30, 2020, we recorded a non-cash impairment of goodwill of $110.0 million related to our Education Services reporting unit. This charge is reflected in Impairment of Goodwill and Intangible Assets in the Consolidated Statements of (Loss) Income. The impairment charge is not deductible for federal or state tax purposes and therefore there is no tax benefit related to the impairment charge.

During our annual goodwill impairment test initiated on February 1, 2020 we identified indicators that the goodwill of the Education Services business was impaired due to underperformance as compared with our acquisition case projections for revenue growth and operating cash flow. Subsequently, during the fourth quarter of fiscal year 2020, we determined that our updated revenue and operating cash flow projections would be further impacted by anticipated near-term headwinds due to COVID-19, including adverse impacts on new student starts and student re-enrollment. Therefore, we updated the impairment test as of March 31, 2020 to reflect this change in circumstances. As a result, we concluded that the carrying value was above the fair value, resulting in a non-cash goodwill impairment of $110.0 million. We remain confident in the Education Services unit’s strong growth and profit potential, which is expected over time to be enhanced by the current accelerated shift to online learning.

Intangible Asset Impairment

For the year ended April 30, 2020, we recorded a pre-tax non-cash impairment charge of $89.5 million for our Blackwell trademark, which was acquired in 2007 and carried as an indefinite-lived intangible asset primarily related to our Research Publishing & Platforms segment. The impairment reflects our decision to simplify Wiley’s brand portfolio and unify our research journal content under one Wiley brand, which will sharply limit the use of the Blackwell trade name. This impairment resulted in writing off substantially all of the carrying value of the intangible trademark asset. This charge is reflected in Impairment of Goodwill and Intangible Assets in the Consolidated Statements of (Loss) Income. The resulting non-cash impairment charge is entirely unrelated to COVID-19 or the expected future financial performance of the Research Publishing & Platforms segment.

Index

In addition, as a result of our decision to discontinue the use of certain technology offerings within the Research Publishing & Platforms segment, we recorded a pre-tax non-cash impairment charge of $2.8 million related to a certain developed technology intangible. This charge is reflected in Impairment of Goodwill and Intangible Assets in the Consolidated Statements of (Loss) Income.

See Note 11, “Goodwill and Intangible Assets” for further information related to goodwill and intangible assets.

Restructuring and Related Charges:

Business Optimization Program

For the year ended April 30, 2020, we recorded pre-tax restructuring charges of $32.8 million. We originally anticipated approximately $15 million to $20 million of restructuring charges, of which approximately $10 million to $15 million was expected to be severance-related costs and the remainder to be other related costs. However, in the fourth quarter of 2020, we recorded $15.0 million of pre-tax restructuring charges due to additional actions to mitigate the impact of COVID-19. These charges are reflected in Restructuring and Related Charges in the Consolidated Statements of (Loss) Income. See Note 7, “Restructuring and Related Charges” for more details on these charges.

These fourth quarter actions are expected to generate $30 million of estimated gross annual savings, which is incremental to the original $100 million of estimated gross savings anticipated over the three-year period. Most of those savings to be reinvested in the Company to drive and sustain profitable revenue growth.

Restructuring and Reinvestment Program

For the years ended April 30, 2020 and 2019, we recorded pre-tax restructuring credits of $0.2 million and charges of $3.1 million, respectively, related to this program. These credits and charges are reflected in Restructuring and Related Charges in the Consolidated Statements of (Loss) Income. See Note 7, “Restructuring and Related Charges” for more details on these credits and charges.

For the impact of both of our restructuring programs on diluted earnings per share, see the section below, “Diluted Earnings per Share (“EPS”).”

Amortization of Intangibles:

Amortization of intangibles was $62.4 million for the year ended April 30, 2020, an increase of $7.8 million, or 14% as compared with the prior year. On a constant currency basis, amortization of intangibles increased 15% as compared with the prior year. The increase in amortization was due to the intangibles acquired as part of the acquisitions completed in fiscal year 2020 and, to a lesser extent, intangibles acquired as part of the acquisition of Learning House in November 2018, partially offset by a decrease due to the completion of amortization of certain acquired intangible assets. See Note 4, “Acquisitions” for more details on these transactions.

Operating (Loss) Income:

Operating loss was $54.3 million for the year ended April 30, 2020 compared with the prior year income of $224.0 million. On a constant currency basis and excluding the impairment of goodwill and intangible assets and restructuring charges, Adjusted EBITDA decreased 8% primarily due to investment in growth initiatives and the impact of COVID-19.

Interest Expense:

Interest expense for the year ended April 30, 2020 was $25.0 million compared with the prior year of $16.1 million. This increase was due to higher average debt balances outstanding, which included borrowings for the funding of acquisitions and a higher weighted average effective borrowing rate.

Foreign Exchange Transaction Gains (Losses):

Foreign exchange transaction gains were $2.8 million for the year ended April 30, 2020 and were primarily due to the net impact of the change in average foreign exchange rates as compared to the U.S. dollar on our third-party accounts receivable and payable balances. Foreign exchange transaction losses were $6.0 million for the year ended April 30, 2019 and were primarily due to the net impact of the change in average foreign exchange rates as compared to the U.S. dollar on our intercompany accounts receivable and payable balances.

Index

Provision for Income Taxes:

The following table summarizes the effective tax rate for the years ended April 30, 2020 and 2019:

	2020	2019
Effective tax rate as reported	(17.7)%	21.0%
Impairment of goodwill and intangible assets	42.3%	—
Tax effect from other unusual items	(3.1)%	—
State tax adjustment in 2019	—	1.3%
Deferred tax from the Tax Act Rate Change	—	(0.1)%
Effective tax rate excluding the items listed above in each year	21.5%	22.2%

The effective tax rate for the year ended April 30, 2020 was less than the year ended April 30, 2019 due to the impairment of goodwill and intangible assets, with respect to which we obtained a relatively small tax benefit. Excluding the effect of the impairment charges partially offset by the tax effect on other unusual items, the rate was 21.5% for the year ended April 30, 2020, compared to 22.2% for the year ended April 30, 2019, primarily due to lower taxes on income outside the U.S. as well as increased tax credits and related benefits.

Diluted (Loss) Earnings Per Share (“EPS”):

Diluted loss per share for the year ended April 30, 2020 was $1.32 per share compared with earnings per share of $2.91 in the prior year.

Below is a reconciliation of our U.S. GAAP (loss) earnings per share to Non-GAAP Adjusted EPS:
	2020	2019
U.S. GAAP (LOSS) EARNINGS PER SHARE	$(1.32)	$2.91
Adjustments:
Impairment of goodwill	1.94	—
Impairment of Blackwell trade name	1.31	—
Impairment of developed technology intangible	0.04	—
Restructuring and related charges	0.43	0.04
Foreign exchange losses on intercompany transactions	0.02	0.06
Impact of change in certain International tax rates in 2020 and US state tax rates in 2019	(0.03)	(0.05)
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (1)	0.01	—
Non-GAAP Adjusted EPS	$2.40	$2.96

(1)
Represents the impact of using diluted weighted-average number of common shares outstanding (56.7 million shares for the year ended April 30, 2020) included in the Non-U.S. GAAP adjusted EPS calculation in order to apply the dilutive impact on adjusted net income due to the effect of unvested restricted stock units and other stock awards. This impact occurs when a U.S. GAAP net loss is reported and the effect of using dilutive shares is antidilutive.

Excluding the impact of the items included in the table above, Adjusted EPS for the year ended April 30, 2020 decreased 19% to $2.40 per share compared with $2.96 per share for the year April 30, 2019. On a constant currency basis, Adjusted EPS decreased 21% due to investment in growth initiatives, including acquisitions, the impact of COVID-19, and higher interest expense. The inorganic earnings impact of acquisitions was $0.33 per share of dilution for fiscal year 2020, including interest expense.

Index

SEGMENT OPERATING RESULTS:
	Year Ended April 30,		% Change Favorable	Constant Currency % Change Favorable
RESEARCH PUBLISHING & PLATFORMS:	2020	2019	(Unfavorable)	(Unfavorable)
Revenue:
Research Publishing	$908,952	$903,249	1%	2%
Research Platforms	39,887	35,968	11%	11%
Total Research Publishing & Platforms Revenue	948,839	939,217	1%	2%

Cost of Sales	255,696	254,560	—	(2)%
Operating Expenses	398,514	395,670	(1)%	(2)%
Amortization of Intangibles	29,276	28,102	(4)%	(6)%
Impairment of Intangible Assets (see Note 11)	92,348	—	100%	100%
Restructuring Charges (see Note 7)	3,886	1,131	#	#

Contribution to Profit	169,119	259,754	(35)%	(35)%
Impairment of Intangible Assets (see Note 11)	92,348	—
Restructuring Charges (see Note 7)	3,886	1,131
Adjusted Contribution to Profit	265,353	260,885	2%	2%
Depreciation and Amortization	69,495	60,889
Adjusted EBITDA	$334,848	$321,774	4%	4%
Adjusted EBITDA Margin	35.3%	34.3%

# Not meaningful

Revenue:

Research Publishing & Platforms revenue for the year ended April 30, 2020 increased 1% to $948.8 million on a reported basis and increased 2% on a constant currency basis as compared with the prior year. The increase was primarily due to continued growth in Open Access in Research Publishing primarily due to growth in comprehensive “read and publish” agreements, which was partly offset by lower traditional subscription revenue. Also contributing to the decrease in subscription revenue were delays in renewing subscription agreements due to COVID-19 isolation and university disruption.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 4% as compared with the prior year. This increase was due to higher revenues, and to a lesser extent, lower inventory related costs. These factors were partially offset by an increase in royalty costs, higher operating costs, which reflected investments in additional resources in editorial to support increased article publishing, and marketing related costs, which was partially offset by lower incentive compensation costs.

Society Partnerships

For the year ended April 30, 2020:
• 9 new society contracts were signed with a combined annual revenue of approximately $9.3 million;
• 99 society contracts were renewed with a combined annual revenue of approximately $51.6 million;
• 16 society contracts were not renewed with a combined annual revenue of approximately $5.7 million.

Index

	Year Ended April 30,		% Change Favorable	Constant Currency % Change Favorable
ACADEMIC & PROFESSIONAL LEARNING:	2020	2019	(Unfavorable)	(Unfavorable)
Revenue:
Education Publishing	$352,188	$372,018	(5)%	(4)%
Professional Learning	298,601	331,285	(10)%	(9)%
Total Academic & Professional Learning	650,789	703,303	(7)%	(6)%

Cost of Sales	179,131	195,331	8%	7%
Operating Expenses	370,363	343,859	(8)%	(9)%
Amortization of Intangibles	16,649	16,709	—	(1)%
Restructuring Charges (see Note 7)	10,470	1,139	#	#

Contribution to Profit	74,176	146,265	(49)%	(49)%
Restructuring Charges (see Note 7)	10,470	1,139
Adjusted Contribution to Profit	84,646	147,404	(43)%	(42)%
Depreciation and Amortization	69,807	68,126
Adjusted EBITDA	$154,453	$215,530	(28)%	(28)%
Adjusted EBITDA Margin	23.7%	30.6%

# Not meaningful

Revenue:

Academic & Professional Learning revenue decreased 7% to $650.8 million on a reported basis, and 6% on a constant currency basis as compared with the prior year. Excluding revenue from acquisitions, organic revenue declined 9% on a constant currency basis. This decrease was primarily due to the continued decline in book publishing reflecting market conditions, and to a lesser extent, a decrease in test preparation and certification offerings. During the fourth quarter of April 30, 2020, due to the impact of COVID-19, there was a further decrease in revenue for print books due to retail closures, reprioritization of online retailer shipments toward “essential goods” only, test preparation offerings due to cancelled exams, and classroom-dependent corporate training due to office closures.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 28% as compared with the prior year. This decrease was primarily due to the decline in revenue. Also contributing to lower Adjusted EBITDA, but to a lesser extent, was increased investment in growth initiatives including the acquisitions of zyBooks and Knewton, and an increase in reserves for accounts receivable primarily due to the impact of COVID-19. These factors were partially offset by lower inventory and royalty costs as a result of lower revenue.

Index

	Year Ended April 30,		% Change Favorable	Constant Currency % Change Favorable
EDUCATION SERVICES:	2020	2019	(Unfavorable)	(Unfavorable)
Revenue:
Education Services	$214,376	$157,549	36%	36%
mthree	17,479	—	100%	100%
Total Education Services Revenue	231,855	157,549	47%	48%

Cost of Sales	156,197	104,831	(49)%	(49)%
Operating Expenses	62,991	55,754	(13)%	(13)%
Amortization of Intangibles	16,511	9,847	(68)%	(68)%
Impairment of Goodwill (see Note 11)	110,000	—	100%	100%
Restructuring Charges (see Note 7)	3,671	389	#	#

Contribution to Loss	(117,515)	(13,272)	#	#
Impairment of Goodwill (see Note 11)	110,000	—
Restructuring Charges (see Note 7)	3,671	389
Adjusted Contribution to Profit	(3,844)	(12,883)	70%	70%
Depreciation and Amortization	24,131	18,117
Adjusted EBITDA	$20,287	$5,234	#	#
Adjusted EBITDA Margins	8.7%	3.3%

# Not meaningful

Revenue:

Education Services revenue increased 47% to $231.9 million on a reported basis and 48% on a constant currency basis as compared with the prior year. Excluding revenue from acquisitions, organic revenue increased 11% on a constant currency basis. The increase was mainly driven by an increase in fee-based online program management revenue.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased by $15.1 million as compared with the prior year. This was due to higher revenue, partially offset by higher costs of sales from employment related costs, and to a lesser extent, higher marketing costs.

Education Services Partners and Programs:

As of April 30, 2020, Wiley had 69 university partners under contract.

CORPORATE EXPENSES:

Corporate Expenses for the year ended April 30, 2020 increased 7% to $180.1 million as compared with the prior year. On a constant currency basis and excluding restructuring charges, these expenses decreased 1%. This was primarily due to a decrease in employment and technology related costs, and a life insurance recovery of $2.0 million. These factors were partially offset by additional legal related expense.

Index

FISCAL YEAR 2019 AS COMPARED TO FISCAL YEAR 2018 SUMMARY RESULTS

Revenue:

Revenue for the year ended April 30, 2019 was flat at $1,800 million, as compared with prior year. On a constant currency basis, revenue increased 2% as compared with prior year. This increase was primarily due to the following:
•	the incremental impact of the acquisition of Learning House on November 1, 2018, which contributed $31.5 million of revenue;
•	increased revenue in our Research Publishing & Platforms segment primarily driven by open access; and to a lesser extent, licensing, reprints, backfiles, and other offerings; and,
•	increased revenue in our Education Services segment businesses, excluding the impact of Learning House.

These increases were offset by declines in Academic & Professional Learning print product sales.

Refer to Note 4, “Acquisitions,” for more information related to the acquisition of Learning House.

See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.

Cost of Sales:

Cost of sales for the year ended April 30, 2019 increased $23.7 million, or 4%, as compared with prior year. On a constant currency basis, cost of sales increased 6%. This increase was primarily due to the following factors:
•	the incremental impact of Learning House, primarily due to marketing and employment related costs;
•	an increase in legacy Education Services business marketing costs of $8.1 million primarily due to increased investments to support revenue growth;
•	higher royalty costs of $6.6 million; and, to a lesser extent,
•	higher employment costs of $3.4 million.

These increases were offset by lower inventory costs of $5.8 million primarily due to lower Academic & Professional Learning print sales.

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

Restructuring and Related Charges:

Restructuring and Reinvestment Program

For the years ended April 30, 2019 and 2018, we recorded pre-tax restructuring charges of $3.1 million and $28.6 million, respectively, related to this program. These charges are reflected in Restructuring and Related Charges in the Consolidated Statements of (Loss) Income. See Note 7, “Restructuring and Related Charges” for more details on these charges.

For the impact of this restructuring program on diluted earnings per share, see the section below, “Diluted Earnings per Share (“EPS”).”

Amortization of Intangibles:

Amortization of intangibles was $54.7 million for the year ended April 30, 2019, an increase of $6.4 million as compared with prior year. On a constant currency basis, amortization of intangibles increased 14%. The increase in amortization was primarily due to the acquisition of intangibles as part of the acquisition of Learning House and, to a lesser extent, in the Research Publishing & Platforms segment due to the timing of the acquisitions of publishing rights in the second half of 2018.

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

The Tax Act
On December 22, 2017, the U.S. government enacted comprehensive tax legislation. The Tax Act significantly revised the U.S. corporate income tax system. We recorded a significant nonrecurring benefit from the Tax Act during the year ended April 30, 2018.

EPS:

EPS for the year ended April 30, 2019 was $2.91 per share compared with $3.32 per share in the prior year. Excluding the impact of the items included in the table below, Adjusted EPS for the year ended April 30, 2019 decreased 14% to $2.96 per share compared with $3.43 per share in the prior year.
	2019	2018
U.S. GAAP EPS	$2.91	$3.32
Adjustments:
Restructuring and related charges	0.04	0.39
Foreign exchange losses on intercompany transactions	0.06	0.15
Impact of Tax Cuts and Job Act	—	(0.43)
Impact of reduction in certain U.S. state tax rates in 2019	(0.05)	—
Non-GAAP Adjusted EPS	$2.96	$3.43

Index

On a constant currency basis, Adjusted EPS decreased 8% due to lower Adjusted Operating Income. Adjusted EPS for the year ended April 30, 2019 was also lower as compared with prior year due to an $0.15 per share dilutive impact of the Learning House acquisition.

SEGMENT OPERATING RESULTS:

As previously announced, we have changed our segment reporting structure to align with our strategic focus areas: (1) Research Publishing & Platforms, which continues to include the Research publishing and Atypon businesses, (2) Academic & Professional Learning, which is the former “Publishing” segment combined with our corporate training businesses – previously noted as Professional Assessment and Corporate Learning; and (3) Education Services, which includes our Online Program Management and mthree training, upskilling and talent placement services for professionals and businesses. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results.

	Year Ended April 30,		% Change Favorable	Constant Currency % Change Favorable
RESEARCH PUBLISHING & PLATFORMS:	2019	2018	(Unfavorable)	(Unfavorable)
Revenue:
Research Publishing	$903,249	$903,950	—	3%
Research Platforms	35,968	32,907	9%	9%
Total Research Publishing & Platforms Revenue	939,217	936,857	—	3%

Cost of Sales	254,560	247,833	(3)%	(5)%
Operating Expenses	395,670	384,030	(3)%	(4)%
Amortization of Intangibles	28,102	26,833	(5)%	(6)%
Restructuring Charges (see Note 7)	1,131	5,257	78%	78%

Contribution to Profit	259,754	272,904	(5)%	—
Restructuring Charges (see Note 7)	1,131	5,257
Adjusted Contribution to Profit	260,885	278,161	(6)%	(2)%
Depreciation and Amortization	60,889	54,805
Adjusted EBITDA	$321,774	$332,966	(3)%	1%
Adjusted EBITDA Margin	34.3%	35.5%

Revenue:

Research Publishing & Platforms revenue for the year ended April 30, 2019 increased $2.4 million, or flat as compared with the prior year. On a constant currency basis, revenue increased 3%, compared with the prior year, primarily due to continued strong growth in publication volumes for Open Access, particularly hybrid journals.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 1% as compared with the prior year. This increase was due to higher revenues, partially offset by higher cost of sales, primarily due to increased royalty costs and higher operating costs. The higher operating costs include additional resources in editorial to support increased journal publishing of $11.2 million, increased costs related to advertising and marketing of $3.0 million, and sales resources of $2.5 million, which were partially offset by lower administrative costs.

Society Partnerships:

For the year ended April 30, 2019, 17 new society contracts were signed, with combined annual revenue of approximately $5.4 million, and 4 society contracts were not renewed with combined annual revenue of approximately $1.8 million.

Projekt DEAL:

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

Index

	Year Ended April 30,		% Change Favorable	Constant Currency % Change Favorable
ACADEMIC & PROFESSIONAL LEARNING:	2019	2018	(Unfavorable)	(Unfavorable)
Revenue:
Education Publishing	$372,018	$401,607	(7)%	(6)%
Professional Learning	331,285	338,508	(2)%	(1)%
Total Academic & Professional Learning	703,303	740,115	(5)%	(4)%

Cost of Sales	195,331	209,951	7%	6%
Operating Expenses	343,859	357,976	4%	2%
Amortization of Intangibles	16,709	16,303	(2)%	(3)%
Restructuring Charges (see Note 7)	1,139	8,244	86%	86%
Publishing Brand Impairment Charge	—	3,600	100%	100%

Contribution to Profit	146,265	144,041	2%	3%
Restructuring Charges (see Note 7)	1,139	8,244
Publishing Brand Impairment Charge	—	3,600
Adjusted Contribution to Profit	147,404	155,885	(5)%	(4)%
Depreciation and Amortization	68,126	72,274
Adjusted EBITDA	$215,530	$228,159	(6)%	(4)%
Adjusted EBITDA Margin	30.6%	30.8%

Revenue:

Academic & Professional Learning revenue decreased 5% to $703.3 million on a reported basis, and 4% on a constant currency basis as compared with the prior year. The decrease was primarily due to a decline in book publishing due to a continued shift in market demand for print products. This decline was partially offset by an increase in volume of test preparation and certification product offerings, an increase in WileyPLUS mainly due to the timing of revenue recognition, and an increase in Professional Assessment services and Corporate Learning.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 4% as compared with the prior year. This decrease was primarily due to lower revenues, partially offset by lower cost of sales due to a decrease in inventory costs and to a lesser extent, book composition and product development amortization expense, as well as lower operating expenses, including employee related costs, content related costs and, to a lesser extent, technology costs.

Index

	Year Ended April 30,		% Change Favorable	Constant Currency % Change Favorable
EDUCATION SERVICES:	2019	2018	(Unfavorable)	(Unfavorable)
Revenue:
Education Services	$157,549	$119,131	32%	32%
Total Education Services Revenue	157,549	119,131	32%	32%

Cost of Sales	104,831	73,239	(43)%	(43)%
Operating Expenses	55,754	40,805	(37)%	(37)%
Amortization of Intangibles	9,847	5,092	(93)%	(93)%
Restructuring Charges (see Note 7)	389	1,894	79%	79%

Contribution to Profit	(13,272)	(1,899)	#	#
Restructuring Charges (see Note 7)	389	1,894
Adjusted Contribution to Profit	(12,883)	(5)	#	#
Depreciation and Amortization	18,117	13,112
Adjusted EBITDA	$5,234	$13,107	(60)%	(61)%
Adjusted EBITDA Margins	3.3%	11.0%

# Not meaningful

Revenue:

Education Services revenue increased 32% to $157.5 million on a reported and on a constant currency basis as compared with the prior year. The increase was mainly driven by the impact of the acquisition of Learning House on November 1, 2018 which contributed $31.5 million in revenue, and to a lesser extent, higher revenue in the legacy Education Services business.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 61% as compared with the prior year. This decrease was mainly driven by higher costs of sales due to the incremental impact of the acquisition of Learning House and higher marketing related costs of $8.1 million, due to the legacy Education Services business primarily due to increased investments to support revenue growth; and to a lesser extent, higher composition and product development amortization. In addition, higher operating expenses were due to the incremental impact of the acquisition of Learning House; and to a lesser extent, an increase in sales related and technology costs.

Legacy Education Services Partners and Programs:

As of April 30, 2019, we had 39 university partners and 276 programs under contract.

CORPORATE EXPENSES:

Corporate Expenses for the year ended April 30, 2019 decreased 8% to $168.8 million as compared with the prior year. On a constant currency basis and excluding restructuring charges, these expenses decreased 1%. This decrease was primarily due to lower employment related costs, including incentive compensation costs, partially offset by higher stock-based compensation expense of $2.3 million and costs associated with strategic planning of $1.4 million.

FISCAL YEAR 2021 OUTLOOK

The isolation measures related to COVID-19 continue to impact the Research and Education businesses, with uncertainties about student enrollments, university budgets, and corporate spending. Wiley cannot confidently predict the extent or duration of the impact of the pandemic on its operating results and is therefore not providing fiscal year 2021 outlook. We are also withdrawing our fiscal year 2022 targets given such limited visibility.

Index

We are expecting COVID-19 related pressure on revenue and earnings to continue through the first quarter and into the second quarter of fiscal year 2021. With the reopening of retail outlets and a return to routine distribution by online retailers, we should see less pressure on print book sales. Student enrollments and university finances are important indicators to both our Research and Education businesses. Other leading indicators we are tracking include resumption of college-entry exams and certification testing; corporate spending on professional learning; and corporate hiring.

On June 11, 2020, the Company announced that the Executive Leadership Team (ELT) and the CEO of the Company, along with the Board of Directors, agreed to six-month base pay reductions, ranging from 15% of the base salary of the ELT to 30% of the base salary of the CEO.  For the Board of Directors, compensation reductions were set at 30% of the cash portion of the annual retainer for the independent non-employee directors of the Board, accompanied by an equivalent percentage reduction in the compensation of the Chairman of the Board. These voluntary reductions are not financially necessary for Wiley but are important in demonstrating leadership's shared commitment to our colleagues across the Company who will be impacted by deferred salary merit increases. We have implemented discretionary spending controls across the Company. We are reviewing our real estate portfolio for targeted rationalization, given success to date and working from home and the potential workforce benefits. We are significantly accelerating our process reengineering and technology in-sourcing initiatives to enable our strategic plans and reduce costs. We are also planning to further simplify, standardize and automate our workflows for sustainable efficiency gains. We project capital expenditures to be approximately $100 million with investment focused on the development of tech-enabled services and platforms as well as workflow and process redesign. To further mitigate the impact of the economic downturn, additional cost savings actions are anticipated as we make our way through the coming fiscal year.

As previously announced on April 9, 2020, due to the COVID-19 uncertainty, we have decided to temporarily suspend share repurchases.  We will resume share repurchases as the economic environment and our business improve.

Adjusted EBITDA:

Below is a reconciliation of our consolidated U.S. GAAP net (loss) income to Non-GAAP EBITDA and Adjusted EBITDA:

	Year Ended April 30,
	2020	2019	2018
Net (Loss) Income	$(74,287)	$168,263	$192,186
Interest expense	24,959	16,121	13,274
Provision for income taxes	11,195	44,689	21,745
Depreciation and amortization	175,127	161,155	153,989
Non-GAAP EBITDA	136,994	390,228	381,194
Impairment of goodwill and intangible assets	202,348	—	3,600
Restructuring and related charges	32,607	3,118	28,566
Foreign exchange transaction (gains) losses	(2,773)	6,016	12,819
Interest and other income	(13,381)	(11,100)	(8,563)
Non-GAAP Adjusted EBITDA	$355,795	$388,262	$417,616
LIQUIDITY AND CAPITAL RESOURCES:

Principal Sources of Liquidity

We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing, and financing needs in the foreseeable future. There can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable in the future. In addition, our liquidity could be adversely impacted by COVID-19 due to the continued impact on our customers, including cash collections.  We do not have any off-balance-sheet debt.

As of April 30, 2020, we had cash and cash equivalents of $202.5 million, of which approximately $152.4 million, or 75% was located outside the U.S. Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of our operations. Notwithstanding the Tax Act which generally eliminated federal income tax on future cash repatriation to the U.S., cash repatriation may be subject to state and local taxes and withholding or similar taxes. As described in Note 13, “Income Taxes,” of the Notes to Consolidated Financial Statements, since April 30, 2018, we no longer intend to permanently reinvest earnings outside the U.S. We have a $2.0 million liability related to the estimated taxes that would be incurred upon repatriating certain non-U.S. earnings.

Index

On May 30, 2019, we entered into a credit agreement that amended and restated the existing agreement (“Amended and Restated RCA”). The Amended and Restated RCA provides for senior unsecured credit facilities comprised of a (i) five-year revolving credit facility in an aggregate principal amount up to $1.25 billion, and (ii) a five-year term loan A facility consisting of $250 million. The agreement contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio. We incurred approximately $4.0 million of costs related to this agreement.
As of April 30, 2020, we had $775.1 million of debt outstanding and approximately $722.3 million of unused borrowing capacity under our Amended and Restated RCA and other facilities. Our Amended and Restated RCA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of April 30, 2020.

Contractual Obligations and Commercial Commitments

A summary of contractual obligations and commercial commitments, excluding unrecognized tax benefits further described in Note 13, “Income Taxes,” of the Notes to the Consolidated Financial Statements, as of April 30, 2020 is as follows:

		Payments Due by Period
	Total	Within Year 1	2–3 Years	4–5 Years	After 5 Years
Total Debt(1)	$775.8	$9.4	$31.3	$735.1	$—
Interest on Debt(2)	61.8	16.5	30.1	15.2	—
Non-Cancelable Leases	243.4	32.3	52.0	45.2	113.9
Minimum Royalty Obligations	401.1	98.5	146.3	87.5	68.8
Other Operating Commitments	83.3	42.2	36.0	5.1	—
Total	$1,565.4	$198.9	$295.7	$888.1	$182.7

(1)	Total debt is exclusive of unamortized issuance costs of $0.7 million.
(2)
Interest on Debt includes the effect of our interest rate swap agreements and the estimated future interest payments on our unhedged variable rate debt, assuming that the interest rates as of April 30, 2020 remain constant until the maturity of the debt.

Analysis of Historical Cash Flow

The following table shows the changes in our Consolidated Statements of Cash Flows for the years ended April 30, 2020, 2019 and 2018.

	Year Ended April 30,
	2020	2019	2018
Net Cash Provided by Operating Activities	$288,435	$250,831	$382,322
Net Cash Used in Investing Activities	(346,670)	(301,502)	(177,411)
Net Cash Provided by (Used in) Financing Activities	172,677	(17,595)	(96,831)
Effect of Foreign Currency Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(4,943)	(8,443)	3,661

Free Cash Flow less Product Development Spending helps assess our ability, over the long term, to create value for our shareholders, as it represents cash available to repay debt, pay common dividends, and fund share repurchases and new acquisitions. Below are the details of Free Cash Flow less Product Development Spending for the years ended April 30, 2020, 2019, and 2018.

Cash flow from operations is seasonally a use of cash in the first half of Wiley’s fiscal year principally due to the timing of collections for annual journal subscriptions, which occurs in the beginning of the second half of our fiscal year.

Free Cash Flow less Product Development Spending:

	Year Ended April 30,
	2020	2019	2018
Net Cash Provided by Operating Activities	$288,435	$250,831	$382,322
Less: Additions to Technology, Property and Equipment	(88,593)	(77,167)	(114,225)
Less: Product Development Spending	(26,608)	(24,426)	(36,503)
Free Cash Flow less Product Development Spending	$173,234	$149,238	$231,594

Index

Net Cash Provided by Operating Activities

The following is a summary of the $37.6 million change in Net Cash Provided By Operating Activities for the year ended April 30, 2020 as compared with the year ended April 30, 2019 (amounts in millions).

Net Cash Provided By Operating Activities – Year Ended April 30, 2019	$250.8
Working Capital Changes:
Accounts receivable, net and contract liabilities - due to the timing of collections, including collections from the delayed calendar year 2019 journal subscription billing into fiscal year 2020	31.8
Accrued income taxes primarily due to the timing of certain international tax payments	(15.8)
Lower contributions to the employment retirement plans due to a prior year $10.0 million discretionary contribution to the U.S. Employees' Retirement Plan of John Wiley & Sons, Inc.	6.7
Other working capital items, including the timing of payments of accounts payable	22.2
Lower net income adjusted for items to reconcile net loss to net cash provided by operating activities	(7.3)
Net Cash Provided By Operating Activities – Year Ended April 30, 2020	$288.4

Our negative working capital was $312.3 million and $379.8 million as of April 30, 2020 and April 30, 2019, respectively, due to the seasonality of our businesses. The primary driver of the negative working capital is unearned contract liabilities related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by us for a number of purposes, including funding: acquisitions, debt repayments, operations, dividend payments and purchasing treasury shares. Due to the economic downturn, we estimate that approximately $30 million of customer payments are delayed into fiscal year 2021.

The $67.5 million change in negative working capital was primarily due to the increase in cash and cash equivalents, partially offset by, an increase in current liabilities of $21.8 million due to the recognition of the short-term portion of operating lease liabilities due to the adoption of ASU 2016-02, "Leases (Topic 842),” on May 1, 2019, and an increase in accrued employment costs of $11.2 million, primarily due to an increase in the restructuring liability related to severance related costs. See Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards”, for further details on the adoption of Topic 842.

The contract liabilities will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of April 30, 2020 and as of April 30, 2019 includes $520.2 million and $519.1 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

2019 compared to 2018

Net Cash Provided by Operating Activities in the year ended April 30, 2019 decreased $131.5 million compared to the year ended April 30, 2018 to $250.8 million primarily due to the following factors:
•	lower net earnings adjusted for non-cash items of $24 million, including Learning House;
•	the unfavorable net impact on accounts receivable and contract liabilities from the delay in billings and subsequent collections of calendar year 2019 journal subscriptions of $57 million;
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

Our negative working capital was $379.8 million and $394.3 million as of April 30, 2019, and April 30, 2018, respectively, due to the seasonality of our businesses. The primary driver of the negative working capital is unearned contract liabilities related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by us for a number of purposes, including funding: acquisitions, debt repayments, operations, dividend payments and purchasing treasury shares.

Our change in working capital of $14.6 million was primarily due to the delay in billings and subsequent cash collections for calendar year 2019 subscriptions partly related to our ERP transition. We estimated that approximately $35 million of cash collections for calendar year 2019 journal subscriptions collections were delayed into fiscal year 2020.

The contract liabilities will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of April 30, 2019 and as of April 30, 2018 includes $519.1 million and $486.4 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Index

Net Cash Used in Investing Activities

2020 compared to 2019

Net Cash Used in Investing Activities in the year ended April 30, 2020 was $346.7 million compared to $301.5 million in the prior year. The increase was due to additional net cash used in the year ended April 30, 2020 to acquire businesses, and to a lesser extent, additions for technology, property and equipment of $11.4 million for investments in products and platforms. See Note 4, “Acquisitions,” for more information related to the acquisitions in fiscal year 2020 and 2019.

2019 compared to 2018

Net Cash Used in Investing Activities in the year ended April 30, 2019 was $301.5 million compared to $177.4 million in the prior year. The increase was due to $190.4 million of net cash used to acquire Learning House.  This was partially offset by a decrease of $37.1 million due to lower spending for technology, property and equipment in the year ended April 30, 2019 as a result of the May 2018 implementation of our enterprise resource planning system (“ERP”) order to cash release for journal subscriptions and the completion of our headquarters renovations. In addition, a $12.1 million decrease in product development spending, which was primarily due to the adoption of Topic 606 whereby certain costs to fulfill contracts, which were previously included in product development spending are now included in cash flow from operations. As well as a decrease of $17.2 million in cash used for the acquisition of publication rights and other.

Net Cash Provided by (Used in) Financing Activities

2020 compared to 2019

Net Cash Provided by Financing Activities was $172.7 million in the year ended April 30, 2020 compared to Net Cash Used in Financing Activities of $17.6 million in the year ended April 30, 2019. This increase in cash provided by financing activities was due to an increase in net borrowings of $183.7 million for the year ended April 30, 2020 compared to the prior year, which was primarily due to the funding of acquisitions described above, and to a lesser extent, a decrease in cash used for the purchase of treasury stock in the year ended April 30, 2020 compared to the prior year.

During the year ended April 30, 2020, we repurchased 1,082,217 shares of Class A and B Common stock at an average price of $43.05 compared to 1,191,496 shares of Class A Common stock at an average price of $50.35 in the prior year.

In the year ended April 30, 2020, we increased our quarterly dividend to shareholders by 3% to $1.36 per share annualized versus $1.32 per share annualized in the prior year.

During the year ended April 30, 2020, our Board of Directors approved an additional share repurchase program of $200 million of Class A or B Common Stock. As of April 30, 2020, we had authorization from our Board of Directors to purchase up to $200 million that was remaining under this program. No share repurchases were made under this program during the year ended April 30, 2020.

The share repurchase program described above is in addition to the share repurchase program approved by our Board of Directors during the year ended April 30, 2017 of four million shares of Class A or B Common Stock. As of April 30, 2020, we had authorization from our Board of Directors to purchase up to 806,758 additional shares that were remaining under this program.

2019 compared to 2018

Net Cash Used in Financing Activities was $17.6 million in the year ended April 30, 2019 compared to $96.8 million in the year ended April 30, 2018. This decrease in cash used in financing activities was due to an increase in net borrowings of $128.7 million in the year ended April 30, 2019 compared to the year ended April 30, 2018. This was partially offset by $25.5 million of lower cash proceeds from the exercise of stock options and an increase in cash used of $20.3 million to repurchase shares of our Class A Common Stock.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of our Consolidated Financial Statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and revenue and expenses during the reporting period. These estimates include, among other items, sales return reserves, allocation of acquisition purchase price to assets acquired and liabilities assumed, goodwill and indefinite-lived intangible assets, intangible assets with definite lives and other long-lived assets, and retirement plans.  We review these estimates and assumptions periodically using historical experience and other factors and reflect the effects of any revisions on the Consolidated Financial Statements in the period we determine any revisions to be necessary. Actual results could differ from those estimates, which could affect the reported results. Note 2, “Summary of Significant Accounting Policies, Recently Issued and Recently Adopted Accounting Standards” of the “Notes to Consolidated Financial Statements” includes a summary of the significant accounting policies and methods used in preparation of our Consolidated Financial Statements. Set forth below is a discussion of our more critical accounting policies and methods.

Revenue Recognition:

See Note 3, “Revenue Recognition, Contracts with Customers,” of the Notes to Consolidated Financial Statements for details of our revenue recognition policy.

Sales Return Reserves:

See Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards” in the section “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for details of our sales return reserves.

A one percent change in the estimated sales return rate could affect net income by approximately $1.3 million. A change in the pattern or trends in returns could also affect the estimated allowance.

Allocation of Acquisition Purchase Price to Assets Acquired and Liabilities Assumed:

In connection with acquisitions, we allocate the cost of the acquisition to the assets acquired and the liabilities assumed based on the estimates of fair value for such items, including intangible assets. The excess of the purchase consideration over the fair value of assets acquired and liabilities assumed is recorded as goodwill. The determination of the acquisition date fair value of the assets acquired and liabilities assumed required us to make significant estimates and assumptions, such as projected revenues and related growth rates, forecasted operating cash flows, customer attrition rates, obsolescence rates of developed technology, and discount rates. We may use a third-party valuation consultant to assist in the determination of such estimates.

See Note 4, “Acquisitions,” of the Notes to Consolidated Financial Statements for details of our acquisitions.

Goodwill and Indefinite-lived Intangible Assets:

Goodwill is reviewed for possible impairment at least annually on a reporting unit level during the fourth quarter of each year. Our annual impairment assessment date is February 1. A review of goodwill may be initiated before or after conducting the annual analysis if events or changes in circumstances indicate the carrying value of goodwill may no longer be recoverable.

A reporting unit is the operating segment unless, at businesses one level below that operating segment– the “component” level, discrete financial information is prepared and regularly reviewed by management, and the component has economic characteristics that are different from the economic characteristics of the other components of the operating segment, in which case the component is the reporting unit.

Index

As part of the annual impairment test, we may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In a qualitative assessment, we would consider the macroeconomic conditions, including any deterioration of general conditions and industry and market conditions, including any deterioration in the environment where the reporting unit operates, increased competition, changes in the products/services and regulatory and political developments, cost of doing business, overall financial performance, including any declining cash flows and performance in relation to planned revenues and earnings in past periods, other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation, and events affecting the reporting unit, including changes in the carrying value of net assets.

If the results of our qualitative assessment indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform a quantitative assessment to determine the fair value of the reporting unit.

Alternatively, if an optional qualitative goodwill impairment assessment is not performed, we may perform a quantitative assessment. We early adopted ASU 2017-04, “Intangibles–Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment” which eliminated the requirement to calculate an implied fair value of the goodwill based on the fair value of a reporting unit’s other assets and liabilities. Under the quantitative assessment, we compare the fair value of each reporting unit to its carrying value, including the goodwill allocated to the reporting unit. If the fair value of the reporting unit exceeded its carrying value, there would be no indication of impairment. If the fair value of the reporting unit were less than the carrying value, an impairment charge would be recognized for the difference.

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

Fair value computed by these methods is arrived at using a number of key assumptions including forecasted revenues and related growth rates, forecasted operating cash flows, the discount rate, and the selection of relevant market multiples of comparable publicly-traded companies with similar characteristics to the reporting unit. There are inherent uncertainties, however, related to these factors and to our judgment in applying them to this analysis. Nonetheless, we believe that the combination of these methods provides a reasonable approach to estimate the fair value of our reporting units. Assumptions for sales, net earnings, and cash flows for each reporting unit were consistent among these methods.

2020 Annual Goodwill Impairment Test

As of February 1, 2020, we completed our annual goodwill impairment test for our reporting units. We concluded that the fair values of our Research Publishing & Platforms and Academic & Professional Learning reporting units were above their carrying values and, therefore, there was no indication of impairment.

During our annual goodwill impairment test initiated on February 1, 2020 we identified indicators that the goodwill of the Education Services business was impaired due to underperformance as compared with our acquisition case projections for revenue growth and operating cash flow. Subsequently, during the fourth quarter of fiscal year 2020, we determined that our updated revenue and operating cash flow projections would be further impacted by anticipated near-term headwinds due to COVID-19, including adverse impacts on new student starts and student re-enrollment. Therefore, we updated the impairment test as of March 31, 2020 to reflect this change in circumstances. As a result, we concluded that the carrying value was above the fair value, resulting in a non-cash goodwill impairment of $110.0 million. This charge is reflected in Impairment of Goodwill and Intangible Assets in the Consolidated Statements of (Loss) Income. Critical assumptions that we used in performing the income and market approach for this reporting unit included; revenue projections and operating cash flow projections, the discount rate, and the selection of relevant market multiples of comparable publicly-traded companies with similar characteristics to the reporting unit.

Prior to performing the goodwill impairment test for Education Services, we also evaluated the recoverability of long-lived assets of the reporting unit. When indicators of impairment are present, we test definite lived and long-lived assets for recoverability by comparing the carrying value of an asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. We considered the lower than expected revenue and operating cashflows over a sustained period of time, and downward revisions to our cash flow forecasts for this reporting unit to be indicators of impairment for their long-lived assets. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset group of the Education Services reporting unit exceeded the carrying value. Therefore, there was no impairment.

Index

Income Approach Used to Determine Fair Values

The income approach is based upon the present value of expected cash flows. Expected cash flows are converted to present value using factors that consider the timing and risk of the future cash flows. The estimate of cash flows used is prepared on an unleveraged debt-free basis. We use a discount rate that reflects a market-derived weighted average cost of capital. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating and cash flow performance. The projections are based upon our best estimates of forecasted economic and market conditions over the related period including growth rates, expected changes in forecasted operating cash flows, and cash expenditures. Other estimates and assumptions include terminal value long-term growth rates, provisions for income taxes, future capital expenditures, and changes in future cashless, debt-free working capital.

Changes in any of these assumptions could materially impact the estimated fair value of our reporting units. Our forecasts take into account the near and long-term expected business performance, considering the long-term market conditions and business trends within the reporting units. For example, each reporting unit includes an assumption regarding the impact of COVID-19 from both a current and long-term perspective.  However, changes in this assumption may impact our ability to recover the allocated goodwill in the future. For further discussion of the factors that could result in a change in our assumptions, see “Risk Factors” in this Annual Report on Form 10-K.

Market Approach Used to Determine Fair Values

The market approach estimates the fair value of the reporting unit by applying multiples of operating performance measures to the reporting unit’s operating performance (the “Guideline Public Company Method”). These multiples are derived from comparable publicly-traded companies with similar investment characteristics to the reporting unit, and such comparable data are reviewed and updated as needed annually. We believe that this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to our reporting units and Wiley.

The key estimates and assumptions that are used to determine fair value under this market approach include current and forward 12-month revenue and EBITDA results, as applicable, and the selection of the relevant multiples to be applied. Under the Guideline Public Company Method, a control premium, or an amount that a buyer is usually willing to pay over the current market price of a publicly traded company, is considered and applied, to the calculated equity values to adjust the public trading value upward for a 100% ownership interest, where applicable.

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

2020 Annual Indefinite-lived Intangible Impairment Test

We estimate the fair value of these assets using a relief from royalty method under an income approach. The key assumptions for this method are revenue projections, a royalty rate as determined by management in consultation with valuation experts, and a discount rate.

We recorded a pre-tax non-cash impairment charge of $89.5 million for our Blackwell trademark, which was acquired in 2007 and carried as an indefinite-lived intangible asset primarily related to our Research Publishing & Platforms segment. The impairment reflects our decision to simplify Wiley’s brand portfolio and unify our research journal content under one Wiley brand, which will  sharply limit the use of the Blackwell trade name. This impairment resulted in writing off substantially all of the carrying value of the intangible trademark asset. This charge is reflected in Impairment of Goodwill and Intangible Assets in the Consolidated Statements of (Loss) Income. The resulting non-cash impairment charge is entirely unrelated to COVID-19 or the expected future financial performance of the Research Publishing & Platforms segment.

Index

See Note 11, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements for details of our goodwill and indefinite lived intangible balances and the review performed in the year ended April 30, 2020 and other related information.

Intangible Assets with Definite Lives and Other Long-Lived Assets:

See Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards” in the section “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for details of definite lived intangible assets and other long-lived assets.

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

The discount rates for the U.S., Canada and U.K. pension plans are based on the derivation of a single-equivalent discount rate using a standard spot rate curve and the timing of expected benefit payments as of the balance sheet date. The spot rate curves are based upon portfolios of corporate bonds rated at Aa or above by a respected rating agency. The discount rate for Germany is based on the expected benefit payments for the sample mixed population plan. The expected long-term rates of return on pension plan assets are estimated using forecasted returns for equities and bonds applied to each plan’s target asset allocation. The expected long-term rates are then compared to the historic investment performance of the plan assets and established by asset class, including an anticipated inflation rate. The expected long-term rates are then compared to the historic investment performance of the plan assets as well as future expectations and estimated through consultation with investment advisors and actuaries. Salary growth and healthcare cost trend assumptions are based on our historical experience and future outlook. While we believe that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense and liabilities related to our defined benefit pension plans. A hypothetical one percent increase in the discount rate would increase net income and decrease the accrued pension liability by approximately $1.2 million and $106.6 million, respectively. A one percent decrease in the discount rate would decrease net income and increase the accrued pension liability by approximately $0.3 million and $130.1 million, respectively. A one percent change in the expected long-term rate of return would affect net income by approximately $4.6 million.

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

The information set forth in Note 15, "Derivative Instruments and Activities," of the Notes to Consolidated Financial Statements under the caption "Interest Rate Contracts," is incorporated herein by reference.

On an annual basis, a hypothetical one percent change in interest rates for the $475.7 million of unhedged variable rate debt as of April 30, 2020 would affect net income and cash flow by approximately $3.6 million.

Foreign Exchange Rates:

Fluctuations in the currencies of countries where we operate outside the U.S. may have a significant impact on financial results. We are primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain currencies in Asia. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and the Statements of Income are translated into U.S. dollars using weighted-average exchange rates for revenues and expenses. The percentage of Consolidated Revenue for the year ended April 30, 2020 recognized in the following currencies (on an equivalent U.S. dollar basis) were approximately: 56% U.S dollar, 26% British pound sterling, 10% euro, and 8% other currencies.

Our significant investments in non-U.S. businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment. During the year ended April 30, 2020, we recorded foreign currency translation losses in Accumulated Other Comprehensive Loss of approximately $28.6 million primarily as a result of the fluctuations of the U.S. dollar relative to the British pound sterling, and to a lesser extent the euro.

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses on the Consolidated Statements of (Loss) Income as incurred. Under certain circumstances, we may enter into derivative financial instruments in the form of foreign currency forward contracts to hedge against specific transactions, including intercompany purchases and loans.

The information set forth in Note 15, "Derivative Instruments and Activities," of the Notes to Consolidated Financial Statements under the caption "Foreign Currency Contracts," is incorporated herein by reference.

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

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no book customer accounts for more than 8% of total consolidated revenue and 9% of accounts receivable at April 30, 2020, the top 10 book customers account for approximately 12% of total consolidated revenue and approximately 18% of accounts receivable at April 30, 2020. We maintain approximately $20 million of trade credit insurance, covering balances due from certain named customers, subject to certain limitations and annual renewal.

Index

As described above, in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the caption “Fourth Quarter Highlights,” certain of our customers could be impacted by COVID-19 and we could experience potential delays in payments due to widespread disruption and pervasive cash conservation behaviors in the face of uncertainty causing one or more of our clients to file for bankruptcy protection or shut down.

Disclosure of Certain Activities Relating to Iran:

The European Union, Canada and the U.S. have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.” In the year ended April 30, 2020, we recorded an immaterial amount of revenue and net earnings related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations. We assessed our business relationship and transactions with Iran and believe we are in compliance with the regulations governing the sanctions. We intend to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of April 30, 2020.

Changes in Internal Control over Financial Reporting:

The Company acquired mthree during fiscal year 2020, which represented less than 1% of total consolidated assets, excluding goodwill and intangible assets which are included within the scope of the assessment, and approximately 1% of total consolidated revenues of the Company as of and for the year ended April 30, 2020.  mthree was excluded from the Company's assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2020.

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

Except as described above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during fiscal year 2020.

The effectiveness of our internal control over financial reporting as of April 30, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

/s/ Brian A. Napack
Brian A. Napack
President and Chief Executive Officer

/s/ John A. Kritzmacher
John A. Kritzmacher
Executive Vice President, Chief Financial Officer, and Interim Chief Accounting Officer

June 26, 2020

Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
John Wiley & Sons, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. and subsidiaries (the Company) as of April 30, 2020 and 2019, the related consolidated statements of (loss) income, comprehensive (loss) income, cash flows, and shareholders’ equity for each of the years in the three-year period ended April 30, 2020, and the related notes and financial statement schedule in Item 15(2) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 26, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as of May 1, 2019 due to the adoption of Accounting Standard Codification (ASC) Topic 842, Leases.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition as of May 1, 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the sufficiency of audit evidence over revenue

As discussed in Note 3 to the consolidated financial statements, the Company generated $909.0 million, $650.8 million, and $214.4 million of Research Publishing, Academic & Professional Learning, and Education Services revenue, respectively, for the year ended April 30, 2020. The Company’s uses multiple information technology (IT) systems to record revenue.

Index

We identified the evaluation of the sufficiency of audit evidence over Research Publishing, Academic & Professional Learning, and Education Services revenue as a critical audit matter. Evaluating the sufficiency of audit evidence obtained involved IT professionals with specialized skills and knowledge and required especially subjective auditor judgment because of the multiple revenue recognition processes, IT applications, and data interfaces.

The primary procedures we performed to address this critical audit matter included the following. We performed risk assessment procedures and applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. We tested certain internal controls over the Company’s revenue recognition processes.  We involved IT professionals with specialized skills and knowledge, who assisted in (1) testing certain IT applications and controls used by the Company in its revenue recognition processes, and (2) testing the interface of relevant revenue data between different IT systems used in the revenue recognition processes. On a sample basis, we also tested the recorded revenue by tracing the recorded amounts for specific transactions back to underlying documentation. In addition, we evaluated the overall sufficiency of the audit evidence obtained over revenue

Assessment of the initial fair value of certain acquired intangible assets

As discussed in Note 4 to the consolidated financial statements, the Company accounts for acquired businesses using the acquisition method of accounting by recording assets and liabilities acquired at their respective fair values. During the year ended April 30, 2020, the Company completed the acquisition of mthree, Zyante Inc., and other businesses for an aggregate purchase price of $234.2 million (“acquisitions”). The Company recorded intangible assets of $109.0 million during the year related to these acquisitions, including customer relationships, developed technology, content and trademarks. The determination of the acquisition date fair value of these intangible assets required the Company to develop assumptions, including key assumptions regarding forecasted revenues and related growth rates, forecasted operating cash flows, the customer attrition rate, the obsolescence rate of developed technology, and the discount rates.

We identified the assessment of the initial fair value of the acquired mthree customer relationships and Zyante Inc. developed technology as a critical audit matter. There was a high degree of subjectivity involved in evaluating the key assumptions developed by the Company used to determine the fair value of such customer relationships and developed technology. The estimated fair values of the mthree customer relationships and Zyante Inc. developed technology were also sensitive to changes in these key assumptions.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s acquisition-date valuation process, including controls related to the development of the key assumptions for the mthree customer relationships and Zyante Inc. developed technology. We performed risk assessment procedures and applied auditor judgment to determine the nature and extent of procedures to be performed over the mthree customer relationships and Zyante Inc. developed technology. We evaluated the growth rates used by the Company to determine forecasted revenues by comparing them to prior acquisitions; current industry, market, and economic trends; and historical results of the acquired entities. We evaluated the forecasted operating cash flows by comparing them to prior acquisitions, analyst reports of comparable entities, and historical results of the acquired business and the Company. We assessed the obsolescence rate of the Zyante Inc. developed technology and mthree customer attrition rate by comparing them to historical experience of the Company and acquired entities. We performed sensitivity analyses over the Company’s key assumptions to assess the impact of possible changes to the key assumptions on the acquisition-date fair value of the mthree customer relationships and Zyante, Inc. developed technology. We involved a valuation professional with specialized skills and knowledge, who assisted in:
•	evaluating certain discount rates by comparing them to discount rates that were independently developed using publicly available market data for comparable entities,
•
developing the estimated fair value of mthree customer relationships using the Company’s cash flow forecasts and an independently developed discount rate, and comparing it to the Company’s fair value estimate, and

•
developing estimated fair value of Zyante Inc. developed technology using the Company’s forecasted revenues and an independently developed discount rate and comparing it to the Company’s fair value estimate.

Index

Assessment of the fair value of the Education Services reporting unit

As discussed in Note 11 to the consolidated financial statements, the total goodwill balance was $1,116.8 million as of April 30, 2020, of which $167.6 million was related to the Education Services segment, which includes the Education Services reporting unit. During the completion of the annual goodwill impairment test, the Company identified indicators of impairment in the Education Services reporting unit. Evaluating goodwill for impairment involves comparing the fair value of the Education Services reporting unit to its carrying value. The Company uses a combination of an income approach and a market approach to estimate the fair value of its reporting units, which requires the Company to make key assumptions regarding forecasted revenues and related growth rates, forecasted operating cash flows, the discount rate, and the selection of relevant market multiples of comparable publicly-traded companies with similar characteristics to the reporting unit. The Company concluded that the fair value of the Education Services reporting unit was below its carrying value and an impairment of $110.0 million was recognized.

We identified the assessment of the fair value of the Education Services reporting unit as a critical audit matter. Testing the key assumptions used to estimate the fair value of the Education Services reporting unit involved a high degree of auditor judgment as changes to those assumptions had a significant effect on the Company’s assessment of the fair value.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment testing process, including controls related to the development of the key assumptions. We evaluated (1) the revenue growth rates used by the Company to determine forecasted revenues, and (2) forecasted operating cash flows by comparing them to industry, market and economic reports, and historical results of the Education Services reporting unit. We performed a sensitivity analysis to assess the impact of possible changes to the key assumptions on the measurement date fair value of the Education Services reporting unit. We involved a valuation professional with specialized skills and knowledge, who assisted in:
•
evaluating the discount rate by comparing it to (1) a weighted average cost of capital that was independently developed using publicly available market data for comparable entities, (2) discount rates used in previous impairment analyses of the Education Services reporting unit, and (3) discount rates utilized in historical acquisitions of the Education Services reporting unit,

•	evaluating relevant market multiples of comparable publicly-traded companies with similar characteristics to the reporting unit, and
•
developing an estimated fair value of the Education Services reporting unit using the Company’s cash flow forecast and an independently developed discount rate and comparing it to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

New York, New York
June 26, 2020

Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
John Wiley & Sons, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited John Wiley & Sons, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of April 30, 2020 and 2019, and the related consolidated statements of (loss) income, comprehensive (loss) income, cash flows, and shareholders’ equity for each of the years in the three-year period ended April 30, 2020, and the related notes and financial statement schedule in Item 15(2) (collectively, the consolidated financial statements), and our report dated June 26, 2020 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired mthree during the year ended April 30, 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2020, mthree’s internal control over financial reporting associated with less than 1% of total consolidated assets, excluding goodwill and intangible assets which are included within the scope of the assessment, and approximately 1% of total consolidated revenues of the Company as of and for the year ended April 30, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of mthree.

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

Index

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
June 26, 2020

Index

John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
In thousands
	April 30,
	2020	2019
Assets:
Current Assets
Cash and cash equivalents	$202,464	$92,890
Accounts receivable, net	309,384	306,631
Inventories, net	43,614	35,582
Prepaid expenses and other current assets	59,465	67,441
Total Current Assets	614,927	502,544

Product Development Assets, net	53,643	62,470
Royalty Advances, net	36,710	36,185
Technology, Property and Equipment, net	298,005	289,021
Intangible Assets, net	807,405	865,572
Goodwill	1,116,790	1,095,666
Operating Lease Right-of-Use Assets	142,716	—
Other Non-Current Assets	98,598	97,308
Total Assets	$3,168,794	$2,948,766

Liabilities and Shareholders’ Equity:
Current Liabilities
Accounts payable	$93,691	$90,980
Accrued royalties	87,408	78,062
Short-term portion of long-term debt	9,375	—
Contract liabilities	520,214	519,129
Accrued employment costs	108,448	97,230
Accrued income taxes	13,728	21,025
Short-term portion of operating lease liabilities	21,810	—
Other accrued liabilities	72,595	75,900
Total Current Liabilities	927,269	882,326

Long-Term Debt	765,650	478,790
Accrued Pension Liability	187,969	166,331
Deferred Income Tax Liabilities	119,127	143,775
Operating Lease Liabilities	159,782	—
Other Long-Term Liabilities	75,373	96,197
Total Liabilities	2,235,170	1,767,419

Shareholders’ Equity
Preferred Stock, $1 par value: Authorized – 2 million, Issued – 0	—	—
Class A Common Stock, $1 par value: Authorized – 180 million, Issued – 70,166 and 70,127 as of April 30, 2020 and 2019, respectively	70,166	70,127
Class B Common Stock, $1 par value: Authorized – 72 million, Issued – 13,016 and 13,055 as of April 30, 2020 and 2019, respectively	13,016	13,055
Additional paid-in capital	431,680	422,305
Retained earnings	1,780,129	1,931,074
Accumulated other comprehensive (loss):
Foreign currency translation adjustment	(340,703)	(312,107)
Unamortized retirement costs, net of tax	(227,920)	(196,057)
Unrealized (loss) on interest rate swap, net of tax	(6,874)	(574)
Total accumulated other comprehensive loss, net of tax	(575,497)	(508,738)
Less: Treasury Shares At Cost (Class A – 23,405 and 22,634 as of April 30, 2020 and 2019, respectively, Class B – 3,920 and 3,918 of April 30, 2020 and 2019, respectively)	(785,870)	(746,476)
Total Shareholders’ Equity	933,624	1,181,347
Total Liabilities and Shareholders’ Equity	$3,168,794	$2,948,766

See accompanying Notes to Consolidated Financial Statements.

Index

John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
Dollars in thousands, except per share data

	For the Years Ended April 30,
	2020	2019	2018
Revenue, net	$1,831,483	$1,800,069	$1,796,103

Costs and Expenses
Cost of sales	591,024	554,722	531,024
Operating and administrative expenses	997,355	963,582	953,222
Impairment of goodwill and intangible assets	202,348	—	3,600
Restructuring and related charges	32,607	3,118	28,566
Amortization of intangibles	62,436	54,658	48,230
Total Costs and Expenses	1,885,770	1,576,080	1,564,642

Operating (Loss) Income	(54,287)	223,989	231,461

Interest Expense	(24,959)	(16,121)	(13,274)
Foreign Exchange Transaction Gains (Losses)	2,773	(6,016)	(12,819)
Interest and Other Income	13,381	11,100	8,563

(Loss) Income Before Taxes	(63,092)	212,952	213,931
Provision for Income Taxes	11,195	44,689	21,745

Net (Loss) Income	$(74,287)	$168,263	$192,186

(Loss) Earnings Per Share
Basic	$(1.32)	$2.94	$3.37
Diluted	$(1.32)	$2.91	$3.32

Weighted Average Number of Common Shares Outstanding
Basic	56,209	57,192	57,043
Diluted	56,209	57,840	57,888
See accompanying Notes to Consolidated Financial Statements.

Index

John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Dollars in thousands

	For the Years Ended April 30,
	2020	2019	2018
Net (Loss) Income	$(74,287)	$168,263	$192,186

Other Comprehensive (Loss) Income:
Foreign currency translation adjustment	(28,596)	(60,534)	67,639
Unrealized retirement costs, net of tax benefit of $10,137, $1,337, and $252, respectively	(31,863)	(5,031)	(524)
Unrealized (loss) gain on interest rate swaps, net of tax benefit (provision) of $2,114, $1,161, and $(459), respectively	(6,300)	(3,593)	592
Total Other Comprehensive (Loss) Income	(66,759)	(69,158)	67,707

Comprehensive (Loss) Income	$(141,046)	$99,105	$259,893

See accompanying Notes to Consolidated Financial Statements.

Index

John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
	For the Years Ended April 30,
	2020	2019	2018
Operating Activities
Net (Loss) Income	$(74,287)	$168,263	$192,186
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and intangible assets	202,348	—	3,600
Amortization of intangibles	62,436	54,658	48,230
Amortization of product development assets	35,975	37,079	41,432
Depreciation and amortization of technology, property and equipment	76,716	69,418	64,327
Restructuring and related charges	32,607	3,118	28,566
Stock-based compensation expense	20,009	18,327	11,244
Employee retirement plan expense	10,832	5,236	7,388
Royalty advances	(133,497)	(129,949)	(122,602)
Earned royalty advances	131,398	129,125	116,620
Foreign exchange transaction (gains) losses	(2,773)	6,016	12,819
Other non-cash charges (credits)	7,115	(11,136)	(29,951)
Changes in Operating Assets and Liabilities
Accounts receivable, net	(2,962)	(64,734)	(14,209)
Inventories, net	(2,714)	3,820	13,517
Accounts payable	1,163	7,369	16,543
Accrued royalties	13,425	6,169	3,664
Contract liabilities	(118)	29,901	36,243
Accrued income taxes	(5,962)	9,613	(565)
Restructuring payments	(12,563)	(15,219)	(30,595)
Other accrued liabilities	(7,817)	(32,713)	1,022
Employee retirement plan contributions	(33,729)	(40,470)	(27,550)
Operating lease liabilities	(28,243)	—	—
Other	(924)	(3,060)	10,393
Net Cash Provided by Operating Activities	288,435	250,831	382,322
Investing Activities
Product development spending	(26,608)	(24,426)	(36,503)
Additions to technology, property and equipment	(88,593)	(77,167)	(114,225)
Businesses acquired in purchase transactions, net of cash acquired	(229,629)	(190,415)	—
Acquisitions of publication rights and other	(1,840)	(9,494)	(26,683)
Net Cash Used in Investing Activities	(346,670)	(301,502)	(177,411)
Financing Activities
Repayments of long-term debt	(630,551)	(476,246)	(467,915)
Borrowings of long-term debt	934,323	596,320	459,304
Payment of debt issuance costs	(4,006)	—	—
Purchases of treasury shares	(46,589)	(59,994)	(39,688)
Change in book overdrafts	(48)	(5,674)	(4,191)
Cash dividends	(76,658)	(75,752)	(73,542)
Net (payments) proceeds from exercise of stock options and other	(3,794)	3,751	29,201
Net Cash Provided by (Used in) Financing Activities	172,677	(17,595)	(96,831)
Effects of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(4,943)	(8,443)	3,661
Cash Reconciliation:
Cash and cash equivalents	92,890	169,773	58,516
Restricted cash included in Prepaid expenses and other current assets	658	484	—
Balance at Beginning of Year	93,548	170,257	58,516
Increase/(Decrease) for Year	109,499	(76,709)	111,741
Cash and cash equivalents	202,464	92,890	169,773
Restricted cash included in Prepaid expenses and other current assets	583	658	484
Balance at End of Year	203,047	93,548	170,257
Cash Paid During the Year for
Interest	$23,622	$14,867	$12,221
Income taxes, net of refunds	$41,537	$48,264	$48,709

Non-cash items:
Non-cash items associated with the acquisition of Learning House:
Warrants to purchase 0.4 million shares of Wiley Class A Common Stock issued in connection with the Learning House acquisition	$—	$565	$—

See accompanying Notes to Consolidated Financial Statements.

Index

John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Dollars in thousands

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholder’s Equity
Balance at April 30, 2017	$70,086	$13,096	$387,896	$1,715,423	$(507,287)	$(676,077)	$1,003,137

Restricted Shares Issued under Stock-based Compensation Plans	—	—	(7,646)	(10)	—	7,968	312
Net Proceeds from Exercise of Stock Options and Other	—	—	15,686	—	—	13,515	29,201
Stock-based Compensation Expense	—	—	11,184	—	—	60	11,244
Purchase of Treasury Shares	—	—	—	—	—	(39,688)	(39,688)
Class A Common Stock Dividends ($1.28 per share)	—	—	—	(61,813)	—	—	(61,813)
Class B Common Stock Dividends ($1.28 per share)	—	—	—	(11,729)	—	—	(11,729)
Common Stock Class Conversions	25	(25)	—	—	—	—	—
Comprehensive Income, Net of Tax	—	—	—	192,186	67,707	—	259,893
Balance at April 30, 2018	$70,111	$13,071	$407,120	$1,834,057	$(439,580)	$(694,222)	$1,190,557

Restricted Shares Issued under Stock-based Compensation Plans	—	—	(8,544)	3	—	8,826	285
Net Proceeds/(Payments) from Exercise of Stock Options and Other	—	—	4,837	—	—	(1,086)	3,751
Stock-based Compensation Expense	—	—	18,327	—	—	—	18,327
Purchase of Treasury Shares	—	—	—	—	—	(59,994)	(59,994)
Class A Common Stock Dividends ($1.32 per share)	—	—	—	(63,684)	—	—	(63,684)
Class B Common Stock Dividends ($1.32 per share)	—	—	—	(12,068)	—	—	(12,068)
Common Stock Class Conversions	16	(16)	—	—	—	—	—
Issuance of Warrants Related to Acquisition of a Business	—	—	565	—	—	—	565
Adjustment Due to Adoption of New Revenue Standard	—	—	—	4,503	—	—	4,503
Comprehensive Income (Loss), Net of Tax	—	—	—	168,263	(69,158)	—	99,105
Balance at April 30, 2019	$70,127	$13,055	$422,305	$1,931,074	$(508,738)	$(746,476)	$1,181,347

Restricted Shares Issued under Stock-based Compensation Plans	—	—	(10,992)	—	—	11,347	355
Net Proceeds/(Payments) from Exercise of Stock Options and Other	—	—	358	—	—	(4,152)	(3,794)
Stock-based Compensation Expense	—	—	20,009	—	—	—	20,009
Purchase of Treasury Shares	—	—	—	—	—	(46,589)	(46,589)
Class A Common Stock Dividends ($1.36 per share)	—	—	—	(64,264)	—	—	(64,264)
Class B Common Stock Dividends ($1.36 per share)	—	—	—	(12,394)	—	—	(12,394)
Common Stock Class Conversions	39	(39)	—	—	—	—	—
Comprehensive (Loss), Net of Tax	—	—	—	(74,287)	(66,759)	—	(141,046)
Balance at April 30, 2020	$70,166	$13,016	$431,680	$1,780,129	$(575,497)	$(785,870)	$933,624

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

We are a global research and learning company. Through our Research Publishing & Platforms segment, we provide scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. The Academic & Professional Learning segment provides scientific, professional, and education books in print and digital formats, digital courseware, and  test preparation services, to libraries, corporations, students, professionals, and researchers, as well as learning, development, and assessment services for businesses and professionals  The Education Services segment provides online program management services for higher education institutions and mthree training, upskilling and talent placement services for professionals and businesses. We have operations primarily located in the United States (“U.S.”), United Kingdom (“U.K.”), Germany, Russia, Sri Lanka, Canada, Jordan, and France.

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

During the three months ended January 31, 2020, we identified an immaterial error within our Consolidated Statement of Financial Position, including the results for the fiscal year ended April 30, 2019. Certain consideration received for services not yet performed, mainly for our annual subscription licensing revenue agreements, was presented as a reduction to Accounts Receivable, Net, rather than an increase to Contract Liabilities. The correction increases Accounts Receivable, Net and increases Contract Liabilities by approximately $11.8 million for the fiscal year ended April 30, 2019. There was no impact on Revenue, Net, Operating Income, Net Income, Earnings Per Share, or Net Cash Provided by Operating Activities or the Consolidated Statements of Cash Flows. Management has evaluated all relevant quantitative and qualitative factors and has concluded that the error is not material to the Consolidated Statement of Financial Position for the previously reported periods. We have revised our accompanying Consolidated Statement of Financial Position to correct this for the fiscal year ended April 30, 2019 and any related disclosures. This immaterial error did not impact the April 30, 2020 Consolidated Statement of Financial Position. The current policy for our subscription licensing agreements is to record accounts receivable when performance occurs and recognize contract liabilities once the invoice is due, or cash payment is received from the customer.

Use of Estimates:

The preparation of our Consolidated Financial Statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and revenue and expenses during the reporting period. These estimates include, among other items, sales return reserves, allocation of acquisition purchase price to assets acquired and liabilities assumed, goodwill and indefinite-lived intangible assets, intangible assets with definite lives and other long-lived assets, and retirement plans.  We review these estimates and assumptions periodically using historical experience and other factors and reflect the effects of any revisions on the Consolidated Financial Statements in the period we determine any revisions to be necessary. Actual results could differ from those estimates, which could affect the reported results.

Index

Book Overdrafts:

Under our cash management system, a book overdraft balance exists for our primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in individual bank accounts. Our funds are transferred from other existing bank account balances or from lines of credit as needed to fund checks presented for payment. As of April 30, 2020 and 2019, book overdrafts of $7.4 million, in each year respectively, were included in Accounts Payable on the Consolidated Statements of Financial Position.

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

See Note 3, “Revenue Recognition, Contracts with Customers,” of the Notes to Consolidated Financial Statements for further details of our revenue recognition policy.

Cash and Cash Equivalents:

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase and are stated at cost, which approximates market value, because of the short-term maturity of the instruments.

Allowance for Doubtful Accounts:

The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, historical write-off experience, credit evaluations of customers, and current market conditions. A change in the evaluation of a customer’s credit could affect the estimated allowance. The allowance for doubtful accounts is shown as a reduction of Accounts Receivable, net on the Consolidated Statements of Financial Position and amounted to $18.3 million and $14.3 million as of April 30, 2020 and 2019, respectively.

Sales Return Reserves:

The process that we use to determine our sales returns and the related reserve provision charged against revenue is based on applying an estimated return rate to current year returnable print book sales. This rate is based upon an analysis of actual historical return experience in the various markets and geographic regions in which we do business. We collect, maintain and analyze significant amounts of sales returns data for large volumes of homogeneous transactions. This allows us to make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Associated with the estimated sales return reserves, we also include a related increase to inventory and a reduction to accrued royalties as a result of the expected returns. Print book sales return reserves amounted to a net liability balance of $19.6 million and $18.5 million as of April 30, 2020 and 2019, respectively.

The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position – increase (decrease):

	2020	2019
Increase in Inventories, net	$8,686	$3,739
Decrease in Accrued royalties	$(4,441)	$(3,653)
Increase in Contract liabilities	$32,769	$25,934
Print book sales return reserve net liability balance	$(19,642)	$(18,542)

Index

Inventories:

Inventories are carried at the lower of cost or market. U.S. book inventories aggregating $24.3 million and $21.0 million at April 30, 2020 and 2019, respectively, are valued using the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method. Finished Goods not recorded at LIFO have been recorded at the lower of cost or market.

Product Development Assets:

Product development assets consist of book composition costs and other product development costs. Costs associated with developing a book publication are expensed until the product is determined to be commercially viable. Book composition costs represent the costs incurred to bring an edited commercial manuscript to publication, which include typesetting, proofreading, design, illustration costs, and digital formatting. Book composition costs are capitalized and are generally amortized on a double-declining basis over their estimated useful lives, ranging from 1 to 3 years. Other product development costs represent the costs incurred in developing software, platforms, and digital content to be sold and licensed to third parties. Other product development costs are capitalized and amortized on a straight-line basis over their estimated useful lives. As of April 30, 2020, the weighted average estimated useful life of other product development costs was approximately 6 years.

Royalty Advances:

Royalty advances are capitalized and, upon publication, are expensed as royalties earned based on sales of the published works. Royalty advances are reviewed for recoverability and a reserve for loss is maintained, if appropriate.

Shipping and Handling Costs:

Costs incurred for third party shipping and handling are primarily reflected in Operating and Administrative Expenses on the Consolidated Statements of (Loss) Income. We incurred $28.8 million, $32.7 million, and $33.7 million in shipping and handling costs in the years ended April 30, 2020, 2019, and 2018, respectively.

Advertising and Marketing Costs:

Advertising and marketing costs are expensed as incurred. We incurred $103.1 million, $89.5 million, and $68.3 million in advertising and marketing costs in the years ended April 30, 2020, 2019, and 2018, respectively, and these costs are included in Cost of Sales and Operating and Administrative Expenses on the Consolidated Statements of (Loss) Income.

Advertising and marketing costs of $65.8 million, $53.7 million, and $38.3 million were included in Cost of Sales in the years ended April 30, 2020, 2019, and 2018, respectively. This includes certain advertising and marketing costs incurred by our Education Services business to fulfill performance obligations from contracts with educational institutions.

Advertising and marketing costs of $37.3 million, $35.8 million, and $30.0 million were included in Operating and Administrative Expenses in the years ended April 30, 2020, 2019, and 2018, respectively.

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

Costs incurred for computer software internally developed or obtained for internal use are capitalized during the application development stage and expensed as incurred during the preliminary project and post-implementation stages. Costs incurred during the application development stage include costs of materials, services and payroll and payroll-related costs for employees who are directly associated with the software project. Such costs are amortized over the expected useful life of the related software, which is generally 3 to 5 years. Costs related to the investment in our Enterprise Resource Planning and related systems are amortized over an expected useful life of 10 years. Maintenance, training, and upgrade costs that do not result in additional functionality are expensed as incurred.

Index

Allocation of Acquisition Purchase Price to Assets Acquired and Liabilities Assumed:

In connection with acquisitions, we allocate the cost of the acquisition to the assets acquired and the liabilities assumed based on the estimates of fair value for such items, including intangible assets and technology acquired. The excess of the purchase consideration over the fair value of assets acquired and liabilities assumed is recorded as goodwill. The determination of the acquisition date fair value of the assets acquired and liabilities assumed required us to make significant estimates and assumptions, such as projected revenues and related growth rates, forecasted operating cash flows, customer attrition rates, obsolescence rates of developed technology, and discount rates. We may use a third-party valuation consultant to assist in the determination of such estimates.

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

Indefinite-lived intangible assets primarily consist of brands and trademarks, and publishing rights and are typically characterized by intellectual property with a long and well-established revenue stream resulting from strong and well-established imprint/brand recognition in the market.

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

Intangible Assets with Definite Lives and Other Long-Lived Assets:

Definite-lived intangible assets principally consist of content and publishing rights, customer relationships, brands and trademarks, developed technology and non-compete agreements and are amortized over their estimated useful lives. The most significant factors in determining the estimated lives of these intangibles are the history and longevity of the brands, trademarks, and content and publication rights and developed technology acquired combined with the strength and pattern of projected cash flows.

Intangible assets with definite lives as of April 30, 2020, are amortized on a straight line basis over the following weighted average estimated useful lives: content and publishing rights – 34 years, customer relationships – 16 years, brands and trademarks – 13 years, developed technology – 7 years, and non-compete agreements – 5 years.

Assets with definite lives are evaluated for impairment upon a significant change in the operating or macroeconomic environment. In these circumstances, if an evaluation of the projected undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value based on the discounted future cash flows.

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

Foreign Currency Gains/Losses:

We maintain operations in many non-U.S. locations. Assets and liabilities are translated into U.S. dollars using end-of-period exchange rates and revenues and expenses are translated into U.S. dollars using weighted average rates. Our significant investments in non-U.S. businesses are exposed to foreign currency risk. Foreign currency translation adjustments are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity. Foreign currency transaction gains or losses are recognized on the Consolidated Statements of (Loss) Income as incurred.

Index

Stock-Based Compensation:

We recognize stock-based compensation expense based on the fair value of the stock-based awards on the grant date, reduced by an estimate for future forfeited awards. As such, stock-based compensation expense is only recognized for those awards that are expected to ultimately vest. The fair value of stock-based awards is recognized in net income generally on a straight-line basis over the requisite service period. The grant date fair value for stock options is estimated using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model include the expected life of an option, the expected volatility of our common stock over the estimated life of the option, a risk-free interest rate, and the expected dividend yield. Judgment was also required in estimating the amount of stock-based awards that may be forfeited. Stock-based compensation expense associated with performance-based stock awards is based on actual financial results for targets established three years in advance. The cumulative effect on current and prior periods of a change in the estimated number of performance share awards, or estimated forfeiture rate, is recognized as an adjustment to earnings in the period of the revision. If actual results differ significantly from estimates, our stock-based compensation expense and Consolidated Statements of (Loss) Income could be impacted.

Recently Adopted Accounting Standards

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 which requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted ASU 2014-09, and all related amendments, which established ASC Topic 606 (the "new revenue standard"), effective as of May 1, 2018, using the modified retrospective method. The adoption of the new revenue standard did not have a material impact to our consolidated revenues, financial position, or results of operations. Upon adoption, we recorded an immaterial net increase to opening retained earnings resulting from the change in timing of when certain components of our revenue are recognized as required under the new revenue standard as compared to historical policies.

The impact of the adoption of the new revenue standard was not material to our Consolidated Statements of (Loss) Income for the year ended April 30, 2019; therefore, we have omitted the disclosure that summarizes the effect of the revenue recognition standard by line item on our Consolidated Statements of (Loss) Income.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. We adopted ASU 2018-02 on May 1, 2019. We did not elect to reclassify the income tax effects from comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act. Our policy for releasing the income tax effects from accumulated other comprehensive income is to release when the corresponding pretax accumulated other comprehensive income items are reclassified to earnings.

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

At adoption, we recognized operating lease liabilities of $178 million based on the present value of the remaining minimum rental payments for existing operating leases and ROU assets of $142 million on our Consolidated Statement of Financial Position. The difference between the ROU assets and operating lease liabilities represents the existing deferred rent liabilities, prepaid rent balances, and applicable restructuring liabilities, which were reclassified upon adoption to reduce the measurement of the ROU assets. The adoption of the standard did not have an impact on our Consolidated Statement of Shareholders’ Equity, Consolidated Statement of (Loss) Income or Consolidated Statement of Cash Flow. See Note 12, “Operating Leases”, for further details on our operating leases.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, “Intangibles–Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment”, which simplifies the measurement of a potential goodwill impairment charge by eliminating the requirement to calculate an implied fair value of the goodwill based on the fair value of a reporting unit’s other assets and liabilities. The new guidance eliminates the implied fair value method and instead measures a potential impairment charge based on the excess of a reporting unit’s carrying value compared to its fair value. The impairment charge cannot exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for us on May 1, 2020, with early adoption permitted. We early adopted ASU 2017-04 during the three months ended April 30, 2020.  See Note 11, “Goodwill and Intangible Assets,” for further details on the impairment charges we recorded during the three months ended April 30, 2020.

Recently Issued Accounting Standards

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional guidance for a limited period of time to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.  This would apply to companies meeting certain criteria that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  This standard is effective for us as of March 12, 2020 through December 31, 2022. We are currently assessing the impact the new guidance will have on our consolidated financial statements.

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

Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for us on May 1, 2020, and interim periods within that fiscal year, with early adoption permitted. This ASU may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We will adopt the new standard on May 1, 2020 prospectively to all implementation costs that will be incurred on or after the date of adoption. The impact will be based on future implementation costs for cloud computing arrangements, which we currently do not expect to have a material impact on our consolidated financial statements and related disclosures.

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

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 removes, modifies and added disclosures. The standard is effective for us on May 1, 2020, with early adoption permitted. Certain disclosures in ASU 2018-13 would need to be applied on a retrospective basis and others on a prospective basis. We will adopt the new standard on May 1, 2020. We do not believe that the adoption of ASU 2018-13 will have an impact on our consolidated financial statements with the exception of new and expanded disclosures.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” Subsequently, in May 2019, the FASB issued ASU 2019-05 - "Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief”, in April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” in November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” in November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” and in February 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)  (SEC Update)”. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses. ASU 2016-13, ASU 2019-05, ASU 2019-04, ASU 2018-19, ASU 2019-11 and ASU 2020-02 are effective for us on May 1, 2020, including interim periods within those fiscal periods, with early adoption permitted.

Index

We will adopt the new standard on May 1, 2020. Based on financial instruments currently held by us, the adoption of ASU 2016-13 will primarily impact our trade receivables, specifically our allowance for doubtful accounts. We haven’t completed our analysis, however, due to the historical, current and expected credit quality of our customers, we do not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial results.

Note 3 — Revenue Recognition, Contracts with Customers

Disaggregation of Revenue

The following tables present our revenue from contracts with customers disaggregated by segment and product type.

	Years Ended April 30,
	2020	2019	2018
Research Publishing & Platforms:
Research Publishing	$908,952	$903,249	$903,950
Research Platforms	39,887	35,968	32,907
Total Research Publishing & Platforms	948,839	939,217	936,857

Academic & Professional Learning:
Education Publishing	352,188	372,018	401,607
Professional Learning	298,601	331,285	338,508
Total Academic & Professional Learning	650,789	703,303	740,115

Education Services:
Education Services	214,376	157,549	119,131
mthree	17,479	—	—
Total Education Services	231,855	157,549	119,131
Total Revenue	$1,831,483	$1,800,069	$1,796,103

Description of Revenue Generating Activities

Refer to Part I, Item 1, “Business” for a description of our business and our reportable segments.

Research Publishing & Platforms Segment

Research Publishing & Platforms revenue by product type are Research Publishing and Research Platforms.

Research Publishing

Research Publishing generates the majority of its revenue from contracts with its customers for the following revenue streams:
•	Journal Subscriptions;
•	Licensing, Reprints, Backfiles and Other; and
•	Open Access and Comprehensive Agreements.

Journal Subscriptions

Journal subscription contracts are negotiated by us directly with customers or their subscription agents. Subscription periods typically cover calendar years. In a typical journal subscription sale, there is a written agreement between us and our customer that cover multiple years. However, we typically account for these agreements as one-year contracts because our enforceable rights under the agreements are subject to an annual confirmation and negotiation process with the customer.

In journal subscriptions, there are generally two performance obligations; a functional intellectual property license with a stand-ready promise to provide access to new content for one year, which includes online hosting of the content; and a functional intellectual property perpetual license for access to historical journal content, which also includes online hosting of the content. The transaction price consists of fixed consideration. Subscription revenue is generally collected in advance.

Index

We allocate revenue to the stand-ready promise to provide access to new content for one year based on its observable standalone selling price which is generally the contractually stated price and the revenue for new content is recognized over one year as we have a continuous stand-ready obligation to provide the right of access to additional intellectual property. The allocation of revenue to the perpetual licenses for access to historical journal content is done using the expected cost plus a margin approach as permitted by the revenue standard. Revenue is recognized at the point in time when access to historical content is initially granted.

Licensing, Reprints, Backfiles and Other

Within licensing, the revenue derived from these contracts is primarily comprised of advance payments, including minimum guarantees and sales- or usage-based royalty agreements. Our intellectual property is considered to be functional intellectual property.  Due to the stand-ready promise to provide updates during the subscription period, which is generally an annual period, revenue for the minimum guarantee is recognized on a straight-line basis over the term of the agreement. For our sales-or usage-based royalty agreements, we recognize revenue in the period of usage based on the amounts earned. We record revenue under these arrangements for the amounts due and not yet reported to us based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. We also have certain licenses whereby we receive a non-refundable minimum guarantee against a volume-based royalty throughout the term of the agreement. We recognize volume-based royalty income only when cumulative consideration exceeds the minimum guarantee.

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

Open Access and Comprehensive Agreements

Under the Author-Funded Access model, we have a signed contract with the customer that contains enforceable rights. The Author-Funded Access model in a typical model includes an over-time single performance obligation that combines a promise to host the customer’s content on our open access platform, and a promise to provide an APC at a discount to eligible users who are  defined in the contract, in exchange for an upfront payment. Enforceable right to payment occurs over time as we fulfill our obligation to provide a discount to eligible users, as defined, on future APCs. Therefore, the upfront payment is recorded as a contract liability and revenue is recognized over time.

In January 2019, Wiley announced a new contractual arrangement in support of Open Access, a countrywide partnership agreement with Projekt DEAL, a representative of nearly 700 academic institutions in Germany. This transformative three-year agreement provides all Projekt DEAL institutions with access to read Wiley’s academic journals back to the year 1997, and researchers at Projekt DEAL institutions can publish articles open access in Wiley’s journals. The partnership will better support institutions and researchers in advancing open science, driving discovery, and developing and disseminating knowledge. Projekt DEAL includes multiple performance obligations, which include a stand-ready promise to provide access to new content, perpetual license for access to historical journal content and accepting articles to be hosted on our open access platform. We are compensated primarily through a fee per article published and a consolidated access fee. The consideration for Projekt DEAL consists of fixed and variable consideration. We allocated the total consideration to the fixed and variable components based on stand-alone selling prices for each performance obligation.

Research Platforms

Atypon contracts typically include a single performance obligation for the implementation and hosting subscription services. The transaction price is fixed which may include price escalators that are fixed increases per year, and therefore, revenue is recognized upon the initiation of the subscription period and straight-lined over the contract period. The duration of these contracts is generally multi-year ranging from 2-5 years.

Index

Academic & Professional Learning

Academic & Professional Learning revenue by product type are Education Publishing and Professional Learning.

Education Publishing
Education Publishing generates the majority of its revenue from contracts with its customers for the following revenue streams:
•	Education and STM Publishing;
•	Digital Courseware;
•	Test Preparation and Certification; and
•	Licensing and Other

Education Publishing and STM (Scientific, Technical and Medical) Publishing within Education Publishing and Professional Publishing within Professional Learning product type below

Our performance obligations as it relates to Education, STM and Professional Publishing are primarily book products delivered in both print and digital form which could include a single or multiple performance obligations based on the number of print or digital books purchased which are represented by an International Standard Book Number (“ISBN’s”), with each ISBN representing a performance obligation.  Each ISBN has an observable stand-alone selling price since Wiley sells the books separately.

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

As it relates to print and digital books within the Education, STM, and Professional Publishing, revenue is recognized at the point when control of product transfers, which for print is upon shipment or for digital when fulfillment of the products has been rendered.

Digital Courseware

Courseware customers purchase access codes to utilize the product. This could include a single or multiple performance obligations based on the number of course ISBN’s purchased. Revenue is recognized when the access codes are activated and then over the applicable semester term such product relates to.

Test Preparation and Certification

Test Preparation and Certification contracts are generally three-year agreements. This revenue stream includes multiple performance obligations as it relates to the on-line and printed course materials, including such items as textbooks, e-books, video lectures, flashcards, study guides and test banks. The transaction price is fixed; however, discounts are offered and returns of certain products are allowed. We allocate revenue to each performance obligation based on its standalone selling price.  Depending on the performance obligation, revenue is recognized at the time the product is delivered and control has passed to the customer or over time due to our stand-ready obligation to provide updates to the customer.

Licensing and Other

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

Index

Professional Learning
Professional Learning generates the majority of its revenue from contracts with its customers for the following revenue streams:
•	Professional Publishing, which is described above;
•	Licensing and Other, which is described above;
•	Corporate Training - Professional Assessment; and
•	Corporate Training - Corporate Learning

Corporate Training - Professional Assessment

Professional Assessment through our authorized distributor network includes multiple performance obligations. This includes a performance obligation that includes an annual membership which includes the right to purchase products and services, access to the platform, support and training.  This performance obligation is recognized over time since we have an obligation to stand-ready for the customer’s use of the services.  In addition, there are performance obligations for the assessments and related products or services which are recognized at a point in time when the assessment, product or service is provided or delivered.  The transaction price is allocated to each performance obligation based on its observable standalone selling price.

In addition, as it relates to Professional Assessment customers’ unexercised rights for situations where we have received a nonrefundable payment for a customer to receive an assessment and the customer is not expected to exercise such right, we will recognize such “breakage” amounts as revenue in proportion to the pattern of rights exercised by the customer which is generally one year.

Corporate Training - Corporate Learning

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

Education Services

Education Services revenue by product type are Education Services and mthree.
Education Services

Revenue is primarily derived from pre-negotiated contracts with institutions that provide for a share of tuition generated from students who enroll in a program. The duration of Education Services contracts are generally multi-year agreements ranging from a period of 7-10 years, with some having optional renewal periods. These optional renewal periods are not a material right and are not considered a separate performance obligation.

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

mthree

mthree includes a performance obligation for the services provided which is recognized over the period of time the services are provided to its customers.

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

Index

The following table provides information about receivables and contract liabilities from contracts with customers.

	April 30, 2020	April 30, 2019	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$309,384	$306,631	$2,753
Contract liabilities (1)	520,214	519,129	1,085
Contract liabilities (included in Other Long-Term Liabilities)	$14,949	$10,722	$4,227

(1)	The sales return reserve recorded in Contract Liabilities is $32.8 million and $25.9 million as of April 30, 2020 and April 30, 2019, respectively.

For the year ended April 30, 2020, we estimate that we recognized as revenue substantially all of the current contract liability at April 30, 2019.

The increase to contract liabilities in fiscal year 2020 was primarily driven by renewals of journal subscription agreements, as well as open access and comprehensive agreements, partially offset by revenue earned on journal subscriptions and open access and comprehensive agreements and the negative impact of foreign exchange.  The acquisitions during the year ended April 30, 2020 did not have a material impact on the change in our contract liability balances during fiscal year 2020.

Remaining Performance Obligations included in Contract Liability

As of April 30, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $535.2 million, which included the sales return reserve of $32.8 million. Excluding the sales return reserve, we expect that approximately $487.5 million will be recognized in the next twelve months with the remaining $14.9 million to be recognized thereafter.

Assets Recognized for the Costs to Fulfill a Contract

Costs to fulfill a contract are directly related to a contract that will be used to satisfy a performance obligation in the future and are expected to be recovered. These costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. These types of costs are incurred in the following revenue streams, (1) Research Platforms and (2) Education Services.

Our assets associated with incremental costs to fulfill a contract were $11.5 million and $8.9 million at April 30, 2020 and 2019, respectively, and are included within Other Non-Current Assets on our Consolidated Statements of Financial Position. We recorded amortization expense of $4.2 million and $2.6 million during the years ended April 30, 2020 and 2019, respectively, related to these assets within Cost of Sales on the Consolidated Statements of (Loss) Income.

Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Academic & Professional Learning segment, occur before the transfer of control of the related goods. Therefore, in accordance with the revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are primarily reflected in Operating and Administrative Expenses on the Consolidated Statements of (Loss) Income. We incurred $28.8 million, $32.7 million, and $33.7 million in shipping and handling costs in the years ended April 30, 2020, 2019 and 2018 respectively.

Index

Note 4 – Acquisitions

Fiscal Year 2020

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

The preliminary fair value of the consideration transferred at the acquisition date was $128.6 million (£97.5 million) which included $122.2 million of cash and $6.4 million of additional consideration to be paid after the acquisition date. We financed the payment of the cash consideration primarily through borrowings under our Amended and Restated RCA (as defined below in Note 14, “Debt and Available Credit Facilities”) and using cash on hand. The fair value of the cash consideration transferred including those amounts paid after the acquisition date, net of $2.2 million of cash acquired was approximately $126.4 million.

At the time of the acquisition, Wiley entered into agreements with certain employees of mthree who will remain employees after the acquisition. Cash payments will be made based on reaching certain revenue and EBITDA targets in each year over a four-year period. Such payments are subject to continuing employment and would therefore be considered compensation expense for services provided subsequent to the acquisition.  Such expense would be recognized when it becomes probable that the targets will be achieved.

The mthree acquisition was accounted for using the acquisition method of accounting. The excess purchase price over identifiable net tangible and intangible assets has been recorded to Goodwill in our Consolidated Statements of Financial Position as of April 30, 2020. The fair value assessed for the majority of the tangible assets acquired and liabilities assumed equaled their carrying value. Goodwill represents synergies and economies of scale expected from the combination of services. We recorded the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date. None of the goodwill will be deductible for tax purposes. The acquisition related costs to acquire mthree were expensed when incurred and were approximately $1.3 million. Such costs were primarily allocated to the Education Services segment and are reflected in Operating and Administrative Expenses on the Consolidated Statements of (Loss) Income in the year ended April 30, 2020.

mthree’s revenue and operating loss included in our Education Services segment results for the year ended April 30, 2020 was $17.5 million and $1.7 million, respectively.

The following table summarizes the preliminary consideration transferred to acquire mthree and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed.

Preliminary Allocation
Total cash consideration transferred	$122,242

Assets:
Current Assets	8,750
Technology, Property and Equipment, net	484
Intangible Assets, net	56,836
Goodwill	82,561
Operating Lease Right-of-Use Assets	3,710
Total Assets	$152,341

Liabilities:
Current Liabilities	14,380
Deferred Income Tax Liabilities	12,722
Operating Lease Liabilities	2,692
Other Long-Term Liabilities	305
Total Liabilities	$30,099

The following table summarizes the identifiable intangible assets acquired and their weighted-average useful life at the date of acquisition.

	Estimated Fair Value	Weighted- Average Useful Life (in Years)
Customer Relationships	$48,792	12
Trademarks	6,725	10
Content	1,319	4
Total	$56,836

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

Zyante Inc.

On July 1, 2019, we completed the acquisition of Zyante Inc. (“zyBooks”), a leading provider of computer science and STEM education courseware. The results of operations of zyBooks is included in our Academic & Professional Learning segment results. The fair value of the consideration transferred at the acquisition date was $57.1 million which included $55.9 million of cash and $1.2 million of additional consideration to be paid after the acquisition date, inclusive of purchase price adjustments which were finalized in the three months ended January 31, 2020. The fair value of the cash consideration transferred including those amounts paid after the acquisition date, net of $1.8 million of cash acquired was approximately $54.7 million.

The zyBooks acquisition was accounted for using the acquisition method of accounting. The excess purchase price over identifiable net tangible and intangible assets has been recorded to Goodwill in our Consolidated Statements of Financial Position as of April 30, 2020. The fair value assessed for the majority of the tangible assets acquired and liabilities assumed equaled their carrying value. Goodwill represents synergies and economies of scale expected from the combination of services. Goodwill has been allocated to the Academic & Professional Learning segment. None of the goodwill will be deductible for tax purposes. zyBooks revenue included in our Academic & Professional Learning segment results for the year ended April 30, 2020 was $13.5 million.

The following table summarizes the consideration transferred to acquire zyBooks and the allocation of the purchase price among the assets acquired and liabilities assumed.

Final Allocation
Total cash consideration transferred	$55,939

Assets:
Current Assets	2,280
Technology, Property and Equipment, net	28
Intangible Assets, net	24,500
Goodwill	36,903
Total Assets	$63,711

Liabilities:
Current Liabilities	2,581
Deferred Income Tax Liabilities	5,191
Total Liabilities	$7,772

Index

The following table summarizes the identifiable intangible assets acquired and their weighted-average useful life at the date of acquisition.

	Fair Value	Weighted- Average Useful Life (in Years)
Developed Technology	$10,400	7
Customer Relationships	6,800	10
Content	4,400	10
Trademarks	2,900	10
Total	$24,500

The allocation of the consideration transferred to the assets acquired and the liabilities assumed is final.

Other Acquisitions

The preliminary fair value of cash consideration transferred during the year ended April 30, 2020 for all other acquisitions was approximately $48.5 million. These other acquisitions were accounted for using the acquisition method of accounting as of their respective acquisition dates. The excess purchase price over identifiable net tangible and intangible assets of $27.9 million has been recorded to Goodwill in our Consolidated Statement of Financial Position as of April 30, 2020, and $27.7 million of intangible assets subject to amortization have been recorded, including customer relationships, developed technology and content that are being amortized over estimated weighted average useful lives of 8, 5 and 10, respectively. The fair value assessed for the majority of the tangible assets acquired and liabilities assumed equaled their carrying value. Goodwill represents synergies and economies of scale expected from the combination of services. Goodwill of $8.5 million has been allocated to the Academic & Professional Learning segment, and $19.4 million has been allocated to the Research Publishing & Platforms segment. The revenue for the year ended April 30, 2020 related to these other acquisitions was approximately $9.7 million.

On April 1, 2020, we completed the acquisition of Bio-Rad Laboratories Inc.’s Informatics products including the company’s spectroscopy software and spectral databases (“Informatics”). The results of Informatics are included in our Research Publishing & Platforms segment results.

On March 2, 2020, we completed the acquisition of Madgex Holdings Limited (“Madgex”), a market-leading provider of advanced job board software and career center services. The results of Madgex are included in our Research Publishing & Platforms segment results.

The allocation of the total consideration transferred to the assets acquired and the liabilities assumed for Informatics and Madgex is preliminary, and could be revised as a result of additional information obtained due to the finalization of the third-party valuation report, leases and related commitments, tax related matters and contingencies and certain assets and liabilities, including receivables and payables, but such amounts will be finalized within the measurement period, which will not exceed one year from the acquisition dates.

On May 31, 2019, we completed the acquisition of certain assets of Knewton, Inc. (“Knewton”). Knewton is a provider of affordable courseware and adaptive learning technology. The results of Knewton are included in our Academic & Professional Learning segment results. The allocation of the consideration transferred to the assets acquired and the liabilities assumed for Knewton is final.

We also completed the acquisition of two immaterial businesses, which are included in our Research Publishing & Platforms segment, one immaterial business included in our Academic & Professional Learning segment results and one immaterial business in our Education Services business.

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

The fair value of the consideration transferred was $201.3 million which included $200.7 million of cash and $0.6 million of warrants, inclusive of purchase price adjustments which were finalized in the three months ended April 30, 2019. We financed the payment of the cash consideration through borrowings under our RCA (as defined below in Note 14, “Debt and Available Credit Facilities”). The warrants were classified as equity and allow the holder to purchase 400,000 shares of our Class A Common Stock at an exercise price of $90.00, subject to adjustments. The term of the warrants is three years, expiring on November 1, 2021. The fair value of the warrants was determined using the Black-Scholes option pricing model. The final fair value of the cash consideration transferred, net of $10.3 million of cash acquired was $190.4 million.

The transaction was accounted for using the acquisition method of accounting. We recorded the fair value of the assets acquired and liabilities assumed on the acquisition date, all of which are included in the Education Services segment. None of the goodwill is deductible for tax purposes. The allocation of the consideration transferred to the assets acquired and the liabilities assumed is final.

The following table summarizes the consideration transferred to acquire Learning House and the allocation of the purchase price among the assets acquired and the liabilities assumed.
Final Allocation
Total consideration transferred	$201,274

Assets:
Current Assets	20,353
Technology, Property and Equipment, net	343
Intangible Assets, net	109,548
Goodwill	110,966
Other Non-Current Assets	5,025
Total Assets	$246,235

Liabilities:
Current Liabilities	16,999
Deferred Income Tax Liabilities	26,778
Other Long-Term Liabilities	1,184
Total Liabilities	$44,961

The following table summarizes the identifiable intangible assets acquired and their weighted-average useful life at the date of acquisition.
	Fair Value	Weighted- Average Useful Life (in Years)
Customer Relationships	$103,850	15
Course Content	5,698	4
Total	$109,548

Learning House’s revenue and operating loss included in our Education Services segment results for the year ended April 30, 2019 was $31.5 million and $8.0 million, respectively.

Pro forma financial information related to this acquisition has not been provided as it is not material to our consolidated results of operations.

Index

Note 5 – Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share for the years ended April 30 follows:

	2020	2019	2018
Weighted average shares outstanding	56,224	57,240	57,181
Less: Unvested restricted shares	(15)	(48)	(138)
Shares used for basic (loss) earnings per share	56,209	57,192	57,043
Dilutive effect of stock options and other stock awards	—	648	845
Shares used for diluted (loss) earnings per share	56,209	57,840	57,888

In calculating diluted net loss per common share for the year ended April 30, 2020, our diluted weighted average number of common shares outstanding excludes the effect of unvested restricted stock units and other stock awards as the effect was anti-dilutive. This occurs when a U.S. GAAP net loss is reported and the effect of using dilutive shares is antidilutive.

Since their inclusion in the calculation of diluted (loss) earnings per share would have been anti-dilutive, options to purchase 286,064, 260,984 and 244,590 shares of Class A Common Stock have been excluded for the years ended April 30, 2020, 2019 and 2018, respectively.

There were 519,524, none, and 26,740 restricted shares excluded in the calculation of diluted (loss) earnings per share for the years ended April 30, 2020, 2019 and 2018 as their inclusion would have been anti-dilutive.

Warrants to purchase 523,529 and 242,402 shares of Class A Common Stock have been excluded in the calculation of diluted (loss) earnings per share for the years ended April 30, 2020 and 2019 as their inclusion would have been anti-dilutive. There were no warrants issued during the year ended April 30, 2018.

Note 6 – Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the years ended April 30, 2020, 2019, and 2018 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total
Balance at April 30, 2017	$(319,212)	$(190,502)	$2,427	$(507,287)
Other comprehensive income (loss) before reclassifications	67,639	(4,979)	1,739	64,399
Amounts reclassified from Accumulated Other Comprehensive Loss	—	4,455	(1,147)	3,308
Total other comprehensive income (loss)	67,639	(524)	592	67,707
Balance at April 30, 2018	$(251,573)	$(191,026)	$3,019	$(439,580)
Other comprehensive (loss) income before reclassifications	(60,534)	(9,422)	1,121	(68,835)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	4,391	(4,714)	(323)
Total other comprehensive (loss) income	(60,534)	(5,031)	(3,593)	(69,158)
Balance at April 30, 2019	$(312,107)	$(196,057)	$(574)	$(508,738)
Other comprehensive (loss) before reclassifications	(28,596)	(36,965)	(5,988)	(71,549)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	5,102	(312)	4,790
Total other comprehensive loss	(28,596)	(31,863)	(6,300)	(66,759)
Balance at April 30, 2020	$(340,703)	$(227,920)	$(6,874)	$(575,497)

For the years ended April 30, 2020, 2019 and 2018, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $6.4 million, $5.5 million, and $5.9 million respectively, were amortized from Accumulated Other Comprehensive Loss and recognized as pension and post-retirement benefit expense primarily in Operating and Administrative Expenses and Interest and Other Income on the Consolidated Statements of (Loss) Income.

Index

Note 7 – Restructuring and Related Charges

Business Optimization Program

Beginning in fiscal year 2020, we initiated a multi-year Business Optimization Program (the “Business Optimization Program”) to drive efficiency improvement and operating savings.

The following tables summarize the pre-tax restructuring charges related to this program:

2020
Charges by Segment:
Research Publishing & Platforms	$3,546
Academic & Professional Learning	10,475
Education Services	3,774
Corporate Expenses	15,018
Total Restructuring and Related Charges	$32,813

Charges by Activity:
Severance and termination benefits	$26,864
Operating lease right-of-use asset impairment	161
Facility related charges	3,986
Other activities	1,802
Total Restructuring and Related Charges	$32,813

Other Activities for the year ended April 30, 2020 primarily relate to reserves and costs associated with the cessation of certain offerings, and to a lesser extent, a pension settlement, and the impairment of certain software licenses.

The following table summarizes the activity for the Business Optimization Program liability for the year ended April 30, 2020:

	April 30, 2019	Charges	Payments	Foreign Translation & Other Adjustments	April 30, 2020
Severance and termination benefits	$—	$26,864	$(9,193)	$(39)	$17,632
Other activities	—	1,802	—	(1,372)	430
Total	$—	$28,666	$(9,193)	$(1,411)	$18,062

Approximately $16.9 million of the restructuring liability for accrued severance and termination benefits is reflected in Accrued Employment Costs and approximately $0.7 million is reflected in Other Long-Term Liabilities in the Consolidated Statement of Financial Position, as of April 30, 2020.

The amount included in Other Long-Term Liabilities that relates to severance and termination benefits is expected to be paid in the year ended April 30, 2022.

The restructuring liability as of April 30, 2020 for other activities is reflected in Other Accrued Liabilities in the Consolidated Statement of Financial Position.

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

Index

The following tables summarize the pre-tax restructuring (credits) charges related to this program:

	2020	2019 (1)	2018 (1)	Total Charges Incurred to Date
(Credits) Charges by Segment:
Research Publishing & Platforms	$340	$1,131	$5,257	$26,884
Academic & Professional Learning	(5)	1,139	8,244	42,834
Education Services	(103)	389	1,894	3,764
Corporate Expenses	(438)	459	13,171	95,940
Total Restructuring and Related (Credits) Charges	$(206)	$3,118	$28,566	$169,422

(Credits) Charges by Activity:
Severance and termination benefits	$(250)	$1,456	$27,213	$116,009
Consulting and contract termination costs	(171)	526	1,815	20,984
Other activities	215	1,136	(462)	32,429
Total Restructuring and Related (Credits) Charges	$(206)	$3,118	$28,566	$169,422

(1)	As previously announced, we have changed our segment reporting structure to align with our strategic focus areas. See Note 20, “Segment Information,” for more details.

Other activities for the year ended April 30, 2020 include facility related costs. Other Activities for the year ended April 30, 2019 reflect lease impairment related costs. The credits in other activities for the year ended April 30, 2018 mainly reflect changes in estimates for previously accrued restructuring charges related to facility lease reserves.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the year ended April 30, 2020:

	April 30, 2019	(Credits)	Payments	Adoption of New Lease Standard (1)	Foreign Translation & Other Adjustments	April 30, 2020
Severance and termination benefits	$4,887	$(250)	$(3,238)	$—	$(39)	$1,360
Consulting and contract termination costs	303	(171)	(132)	—	—	—
Other activities	2,544	—	—	(2,270)	(44)	230
Total	$7,734	$(421)	$(3,370)	$(2,270)	$(83)	$1,590

(1)
Refer to Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards,” and Note 12, “Operating Leases” for more information related to the adoption of the new lease standard.

The restructuring liability as of April 30, 2020 for accrued severance and termination benefits is reflected in Accrued Employment Costs in the Consolidated Statement of Financial Position.

The restructuring liability as of April 30, 2020 for other activities are reflected in Other Long-Term Liabilities in the Consolidated Statement of Financial Position and mainly relate to facility relocation and lease impairment related costs. The amount included in Other Long-Term Liabilities is expected to be paid in the year ended April 30, 2022.

We currently do not anticipate any further material charges related to the Restructuring and Reinvestment Program.

Index

Note 8 – Inventories

Inventories, net consisted of the following at April 30:

	2020	2019
Finished Goods	$36,014	$33,736
Work-in-Process	1,398	2,094
Paper and Other Materials	331	373
Total Inventories Before Estimated Sales Returns and LIFO Reserve	37,743	36,203
Inventory Value of Estimated Sales Returns	8,686	3,739
LIFO Reserve	(2,815)	(4,360)
Total Inventories	$43,614	$35,582

See Note 2, “Summary of Significant Accounting Policies, Recently Issued and Recently Adopted Accounting Standards,” under the caption “Sales Return Reserves,” for a discussion of the Inventory Value of Estimated Sales Returns.

Finished Goods not recorded at LIFO have been recorded at the lower of cost or market, which resulted in a reduction of $16.1 million and $15.8 million as of April 30, 2020 and 2019, respectively.

Note 9 – Product Development Assets

Product development assets consisted of the following at April 30:
	2020	2019
Book Composition Costs	$18,744	$19,197
Software Costs	28,995	38,048
Content Development Costs	5,904	5,225
Total	$53,643	$62,470

Product development assets include $4.9 million and $4.3 million of work-in-process as of April 30, 2020 and 2019, respectively, mainly for book composition costs.

Product development assets are net of accumulated amortization of $244.1 million and $236.5 million as of April 30, 2020 and 2019, respectively.
Note 10 – Technology, Property and Equipment

Technology, property and equipment, net consisted of the following at April 30:
	2020	2019
Capitalized Software	$471,844	$440,437
Computer Hardware	46,640	68,718
Buildings and Leasehold Improvements	99,230	118,685
Furniture, Fixtures, and Warehouse Equipment	44,104	57,471
Land and Land Improvements	3,298	3,390
Technology, Property and Equipment, gross	665,116	688,701
Accumulated Depreciation and Amortization	(367,111)	(399,680)
Total	$298,005	$289,021

The following table details our depreciation and amortization expense for technology, property and equipment, net for the years ended April 30:
	2020	2019	2018
Capitalized Software Amortization Expense	$55,685	$50,095	$45,449
Depreciation and Amortization Expense, Excluding Capitalized Software	21,031	19,323	18,878
Total Depreciation and Amortization Expense for Technology, Property and Equipment	$76,716	$69,418	$64,327

Technology, property and equipment includes $0.9 million and $2.3 of work-in-process as of April 30, 2020 and 2019, respectively, mainly for capitalized software.

The net book value of capitalized software costs was $207.5 million and $200.2 million as of April 30, 2020 and 2019, respectively.

Index

Note 11 – Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill by segment as of April 30:
	2019	Acquisitions (1)	Impairment	Foreign Translation Adjustment	2020
Research Publishing & Platforms	$438,511	$19,356	$—	$(9,737)	$448,130
Academic & Professional Learning	458,145	45,410	—	(2,464)	501,091
Education Services	199,010	82,561	(110,000)	(4,002)	167,569
Total	$1,095,666	$147,327	$(110,000)	$(16,203)	$1,116,790

(1)	Refer to Note 4, “Acquisitions,” in the Notes to Consolidated Financial Statements for more information related to the acquisitions that occurred in the year ended April 30, 2020.

Change in Segment Reporting Structure

As previously announced, we have changed our segment reporting structure to align with our strategic focus areas. See Note 20, “Segment Information,” for more details. Due to this reorganization, we have reallocated goodwill as of April 30, 2019 to our reporting units using a relative fair value approach. We tested goodwill for impairment immediately before and after the reorganization, and we concluded that the fair values of the reporting units were above their carrying values and, therefore, there was no indication of impairment.

Annual Goodwill Impairment Test as of February 1, 2020

As of February 1, 2020, we completed our annual goodwill impairment test for our reporting units. We concluded that the fair values of our Research Publishing & Platforms and Academic & Professional Learning reporting units were above their carrying values and, therefore, there was no indication of impairment.

During our annual goodwill impairment test initiated on February 1, 2020 we identified indicators that the goodwill of the Education Services business was impaired due to underperformance as compared with our acquisition case projections for revenue growth and operating cash flow. Subsequently, during the fourth quarter of fiscal year 2020, we determined that our updated revenue and operating cash flow projections would be further impacted by anticipated near-term headwinds due to COVID-19, including adverse impacts on new student starts and student re-enrollment. Therefore, we updated the impairment test as of March 31, 2020 to reflect this change in circumstances. As a result, we concluded that the carrying value was above the fair value which resulted in a pre-tax non-cash goodwill impairment of $110.0 million. This charge is reflected in Impairment of Goodwill and Intangible Assets in the Consolidated Statements of (Loss) Income.

Prior to performing the goodwill impairment test for Education Services, we also evaluated the recoverability of long-lived assets of the reporting unit. When indicators of impairment are present, we test definite lived and long-lived assets for recoverability by comparing the carrying value of an asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. We considered the lower than expected revenue and forecasted operating cash flows over a sustained period of time, and downward revisions to our cash flow forecasts for this reporting unit to be indicators of impairment for their long-lived assets. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset group of the Education Services reporting unit exceeded the carrying value. Therefore, there was no impairment.
We estimated the fair value of these reporting units using a weighting of fair values derived from an income and a market approach. Under the income approach, we determined the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our best estimates of forecasted  economic and market conditions over the period including growth rates, expected changes in operating cash flows and cash expenditures. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. The market approach estimates fair value based on market multiples of current and forward 12-month revenue or EBITDA, as applicable, derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.

Index

As noted above, the fair value determined as part of the annual goodwill impairment test completed in the fourth quarter of 2020 exceeded the carrying value for the Research Publishing & Platforms and Academic & Professional Learning reporting units. Therefore, there was no impairment of goodwill.  However, if the fair value of the Research Publishing & Platforms and Academic & Professional Learning reporting units decrease in future periods, we could potentially have an impairment.  For the Education Services reporting unit there was an impairment.  If the Education Services reporting unit fair value decreases further in future periods, we could potentially have an additional impairment. The future occurrence of a potential indicator of impairment, such as a decrease in expected net earnings, changes in assumptions, including the impact of COVID-19, adverse equity market conditions, a decline in current market multiples, a decline in our common stock price, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require an interim assessment for some or all of the reporting units before the next required annual assessment.

Intangible Assets
Intangible assets, net as of April 30 were as follows:
	2020				2019
	Cost	Accumulated Amortization	Accumulated Impairment	Net	Cost	Accumulated Amortization	Accumulated Impairment	Net
Intangible Assets with Definite Lives, net
Content and Publishing Rights	$806,862	$(444,756)	$—	$362,106	$806,628	$(417,456)	$—	$389,172
Customer Relationships	377,652	(87,234)	—	290,418	310,977	(65,147)	—	245,830
Developed Technology	19,225	(3,273)	(2,841)	13,111	—	—	—	—
Brands and Trademarks	42,877	(22,689)	—	20,188	32,802	(19,809)	—	12,993
Covenants not to Compete	1,675	(1,429)	—	246	1,681	(1,236)	—	445
Total (1)	1,248,291	(559,381)	(2,841)	686,069	1,152,088	(503,648)	—	648,440
Intangible Assets with Indefinite Lives
Brands and Trademarks	130,107	—	(93,107)	37,000	134,509	—	(3,600)	130,909
Publishing Rights	84,336	—	—	84,336	86,223	—	—	86,223
Total	214,443	—	(93,107)	121,336	220,732	—	(3,600)	217,132
Total Intangible Assets, Net	$1,462,734	$(559,381)	$(95,948)	$807,405	$1,372,820	$(503,648)	$(3,600)	$865,572

(1)	Refer to Note 4, “Acquisitions,” in the Notes to Consolidated Financial Statements for more information related to the acquisitions that occurred in 2020 and 2019.

Based on the current amount of intangible assets subject to amortization and assuming current foreign exchange rates, the estimated amortization expense for the following years are as follows:

Fiscal Year	Amount
2021	$65,570
2022	59,748
2023	53,796
2024	50,554
2025	46,364
Thereafter	410,037
Total	$686,069

Index

Fiscal Year 2020 Impairment

Annual Indefinite Lived Intangibles Impairment Test as of February 1, 2020

We also review our indefinite-lived intangible assets for impairment annually, which consists of brands and trademarks and certain acquired publishing rights. During the fourth quarter of 2020, we completed our annual impairment test related to the indefinite lived intangible assets. We concluded that the fair values of these indefinite-lived intangible assets were above their carrying values and, therefore, there was no indication of impairment, except for the Blackwell indefinite-lived trademark.

For the year ended April 30, 2020, we recorded a pre-tax non-cash impairment charge of $89.5 million for our Blackwell trademark, which was acquired in 2007 and carried as an indefinite-lived intangible asset primarily related to our Research Publishing & Platforms segment. The impairment reflects our decision to simplify Wiley’s brand portfolio and unify our research journal content under one Wiley brand, which will sharply limit the use of the Blackwell trade name. This impairment resulted in writing off substantially all of the carrying value of the intangible trademark asset. This charge is reflected in Impairment of Goodwill and Intangible Assets in the Consolidated Statements of (Loss) Income. The resulting non-cash impairment charge is entirely unrelated to COVID-19 or the expected future financial performance of the Research Publishing & Platforms segment.

Intangible Assets with Definite Lives

As a result of our decision to discontinue the use of certain technology offerings within the Research Publishing & Platforms segment, we recorded a pre-tax non-cash impairment charge of $2.8 million related to a certain developed technology intangible. This charge was included in Impairment of Goodwill and Intangible Assets on the Consolidated Statements of (Loss) Income.

Fiscal Year 2018 Impairment

In conjunction with a business review performed in the Academic & Professional Learning segment associated with the restructuring activities in the first quarter of the year ended April 30, 2018 we identified an indefinite-lived brand with forecasted cash flows that did not exceed its carrying value. As a result, a pre-tax impairment charge of $3.6 million was recorded in the first quarter of the year ended April 30, 2018 to reduce the carrying value of the brand to its fair value of $1.2 million, which will now be amortized over an estimated useful life of 5 years. This impairment charge was included in Impairment of Goodwill and Intangible Assets on the Consolidated Statements of (Loss) Income.

Note 12 — Operating Leases
On May 1, 2019, we adopted a new accounting standard for leases. For further information, see Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards.”

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

Under the new leasing standard, leases that are more than one year in duration are capitalized and recorded on the Consolidated Statements of Financial Position. Some of our leases offer an option to extend the term of such leases. We utilize the reasonably certain threshold criteria in determining which options we will exercise. Furthermore, some of our lease payments are based on index rates with minimum annual increases. These represent fixed payments and are captured in the future minimum lease payments calculation.

Index

For operating leases, the ROU assets and liabilities are presented in our Consolidated Statement of Financial Position as follows:

April 30, 2020
Operating lease right-of-use assets	$142,716
Short-term portion of operating lease liabilities	21,810
Operating lease liabilities, non-current	$159,782

During the year ended April 30, 2020, we added $22.9 million to the ROU assets and $24.4 million to the operating lease liabilities due to new leases as well as modifications and remeasurements to our existing operating leases.

Our total net lease costs are as follows:
Year Ended April 30, 2020
Operating lease cost (1)	$26,027
Variable lease cost	3,856
Short-term lease cost	86
Sublease income	(691)
Total net lease cost	$29,278

(1)
Operating lease cost does not include those costs included in Restructuring and Related Charges on the Consolidated Statements of (Loss) Income. See  Note 7, “Restructuring and Related Charges” for more information on these programs.

Other supplemental information includes the following:
	Weighted-Average Remaining Contractual Lease Term (Years)	Year Ended April 30, 2020
Operating leases	10

Weighted-average discount rate:
Operating leases		5.89%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$28,243

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the Consolidated Statement of Financial Position as of April 30, 2020:

Fiscal Year	Operating Lease Liabilities
2021	$32,303
2022	27,338
2023	24,659
2024	23,215
2025	22,004
Thereafter	113,848
Total future undiscounted minimum lease payments	243,367

Less: Imputed interest	61,775
Present Value of Minimum Lease Payments	181,592
Less: Current portion	21,810
Noncurrent portion	$159,782

Index

Prior to the Adoption of ASC Topic 842

The following schedule shows the composition of net rent expense for operating leases:

	2019	2018
Minimum Rental	$29,066	$31,451
Less: Sublease Rentals	(719)	(708)
Total	$28,347	$30,743

Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays or leasehold improvement allowances, were recorded on a straight-line basis over the term of the lease.

Note 13 – Income Taxes

The provisions for income taxes for the years ended April 30 were as follows:

	2020	2019	2018
Current Provision
U.S. – Federal	$1,145	$2,384	$(2,216)
International	37,494	52,518	46,112
State and Local	172	2,536	961
Total Current Provision	$38,811	$57,438	$44,857
Deferred (Benefit) Provision
U.S. – Federal	$(8,476)	$335	$(26,062)
International	(15,022)	(7,630)	2,420
State and Local	(4,118)	(5,454)	530
Total Deferred (Benefit) Provision	$(27,616)	$(12,749)	$(23,112)
Total Provision	$11,195	$44,689	$21,745

International and United States pretax (loss) income for the years ended April 30 were as follows:

	2020	2019	2018
International	$104,185	$204,326	$219,178
United States	(167,277)	8,626	(5,247)
Total	$(63,092)	$212,952	$213,931

Our effective income tax rate as a percentage of pretax income differed from the U.S. federal statutory rate as shown below:

	2020	2019	2018
U.S. Federal Statutory Rate	21.0%	21.0%	30.4%
Cost (Benefit) of Higher (Lower) Taxes on Non-U.S. Income	4.8	0.9	(8.4)
State Income Taxes, net of U.S. Federal Tax Benefit	3.3	(1.3)	0.4
Deferred Tax (Benefit) from U.S. Tax Act	—	0.1	(11.7)
Tax Credits and Related Benefits	(1.1)	(0.8)	(1.7)
Impairment of goodwill and intangibles	(42.3)	—	—
Other	(3.4)	1.1	1.2
Effective Income Tax Rate	(17.7)%	21.0%	10.2%

Our loss for the year ended April 30, 2020, was due to the impairment of goodwill and intangibles for which we received a relatively small tax benefit, resulting in an overall negative effective income tax rate of (17.7)%. Excluding the tax cost from such impairment, our effective income tax rate benefit was 24.6%. Our income was earned outside the U.S. in jurisdictions with different statutory income tax rates than our U.S. statutory rate, at an average effective rate that is less than our combined U.S. Federal and State tax rate.

The effective tax rate for the year ended April 30, 2020 was less than the year ended April 30, 2019 due to the impairment charges with respect to which we obtained a relatively small tax benefit. Excluding the effect of the impairment charges the tax benefit rate was 24.6% for the year ended April 30, 2020, compared to a 21.0% expense for the year ended April 30, 2019, primarily due to lower taxes on income outside the U.S. as well as increased tax credits and related benefits.

Index

Other: For the years ended April 30, 2020 and 2019, we recorded a tax benefit of $1.4 million and $0.3 million, respectively related to the expiration of the statute of limitations or favorable resolutions of federal, state, and foreign tax matters with tax authorities.

The CARES Act

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act includes provisions relating to refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, modifications to net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on our income tax expense for the year ended April 30, 2020.

The Tax Act

On December 22, 2017, the U.S. government enacted comprehensive tax legislation (“Tax Act”). The Tax Act significantly revised the U.S. corporate income tax system. We recorded a significant nonrecurring benefit from the Tax Act during the year ended April 30, 2018.

Accounting for Uncertainty in Income Taxes:

As of April 30, 2020 and April 30, 2019, the total amount of unrecognized tax benefits were $6.2 million and $7.7 million, respectively, of which $0.6 million and $0.7 million represented accruals for interest and penalties recorded as additional tax expense in accordance with our accounting policy. Within the income tax provision for the years ended April 30, 2020 and 2019, we recorded net interest expense on reserves for unrecognized and recognized tax benefits of $0.2 million and $0.3 million, respectively. As of April 30, 2020, and April 30, 2019, the total amounts of unrecognized tax benefits that would reduce our income tax provision, if recognized, were approximately $6.2 million and $7.7 million, respectively. We do not expect any significant changes to the unrecognized tax benefits within the next twelve months.

A reconciliation of the unrecognized tax benefits included within the Other Long-Term Liabilities line item on the Consolidated Statements of Financial Position follows:

	2020	2019
Balance at May 1	$7,659	$6,833
Additions for Current Year Tax Positions	694	1,473
Additions for Prior Year Tax Positions	—	414
Reductions for Prior Year Tax Positions	(655)	(578)
Foreign Translation Adjustment	(15)	(42)
Payments and Settlements	(56)	(136)
Reductions for Lapse of Statute of Limitations	(1,433)	(305)
Balance at April 30	$6,194	$7,659

Tax Audits:

We file income tax returns in the U.S. and various states and non-U.S. tax jurisdictions. Our major taxing jurisdictions are the United States, United Kingdom and Germany. Except for one immaterial item, we are no longer subject to income tax examinations for years prior to fiscal year 2014 in the major jurisdictions in which we are subject to tax. We received tax audit notices for our German entities for the audit period fiscal years 2014-2017. The audit process has been delayed due to COVID-19. Our last completed U.S. federal tax audit of our fiscal years 2011 through 2013 resulted in minimal adjustments related to temporary differences.

Index

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

We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The significant components of deferred tax assets and liabilities at April 30 were as follows:

	2020	2019
Net Operating Losses	$17,966	$14,491
Reserve for Sales Returns and Doubtful Accounts	2,638	2,923
Accrued Employee Compensation	20,114	17,528
Foreign and Federal Credits	31,487	34,401
Other Accrued Expenses	11,827	6,262
Retirement and Post-Employment Benefits	37,927	40,653
Total Gross Deferred Tax Assets	$121,959	$116,258
Less Valuation Allowance	(23,287)	(21,179)
Total Deferred Tax Assets	$98,672	$95,079

Prepaid Expenses and Other Current Assets	$(1,142)	$(744)
Unremitted Foreign Earnings	(1,985)	(1,985)
Intangible and Fixed Assets	(205,882)	(226,898)
Total Deferred Tax Liabilities	$(209,009)	$(229,627)
Net Deferred Tax Liabilities	$(110,337)	$(134,548)

Reported As
Deferred Tax Assets	$8,790	$9,227
Deferred Tax Liabilities	(119,127)	(143,775)
Net Deferred Tax Liabilities	$(110,337)	$(134,548)

The decrease in net deferred tax liabilities is due to the non-cash impairment charge of our Blackwell trademark. This was partially offset by deferred tax liabilities relating to non-goodwill intangibles acquired in our various acquisitions as well as the amortization of our deferred tax liabilities related to non-goodwill intangibles, primarily from prior acquisitions. Our increase in deferred tax assets is primarily attributable to an increase in our accrued expenses and net operating losses, partially offset by a decrease in our foreign and federal credits. We have concluded that after valuation allowances, it is more likely than not that we will realize substantially all of the net deferred tax assets at April 30, 2020. In assessing the need for a valuation allowance, we take into account related deferred tax liabilities and estimated future reversals of existing temporary differences, future taxable earnings and tax planning strategies to determine which deferred tax assets are more likely than not to be realized in the future. Changes to tax laws, statutory tax rates and future taxable earnings can have an impact on our valuation allowances.

A $23.3 million valuation allowance has been provided based primarily on the uncertainty of utilizing the tax benefits related to our deferred tax assets for foreign tax credits and state credits and net operating loss carry losses. As of April 30, 2020, we have apportioned state net operating loss carryforwards totaling $102.0 million, with a tax effected value of $6.0 million net of federal benefits, expiring in various amounts over 1 to 20 years. Our tax credits expire in various amounts over 6-20 years.

Since April 30, 2018, we no longer intend to permanently reinvest earnings outside the U.S. We have a $2.0 million liability related to the estimated taxes that would be incurred upon repatriating certain non-U.S. earnings.

Note 14 – Debt and Available Credit Facilities

Amended and Restated RCA

On May 30, 2019, we entered into a credit agreement that amended and restated our existing revolving credit agreement (“Amended and Restated RCA”). The Amended and Restated RCA provides for senior unsecured credit facilities comprised of a (i) five year revolving credit facility in an aggregate principal amount up to $1.25 billion, and (ii) a five year term loan A facility consisting of $250 million.

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

The Amended and Restated RCA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of April 30, 2020.

In the three months ended July 31, 2019, we incurred an immaterial loss on the write-off of unamortized deferred costs in connection with the refinancing of our RCA (as defined below) which is reflected in Interest and Other Income on the Consolidated Statements of (Loss) Income for the year ended April 30, 2020.

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

The amortization expense of the lender and non-lender fees is recognized over the five-year term of the Amended and Restated RCA. Total amortization expense for the year ended April 20, 2020 was $1.0 million and is included in Interest Expense on our Consolidated Statement of (Loss) Income.

Our total debt outstanding as of April 30, 2020 was $775.1 million, which included $9.4 million of current portion of long-term debt related to our term loan A under the Amended and Restated RCA and long-term debt of $765.7 million. The long-term debt consisted of $235.3 million related to our term loan A under the Amended and Restated RCA (amount is net of unamortized issuance costs of $0.7 million) and $530.4 million related to the revolving credit facility under the Amended and Restated RCA.

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

Lines of Credit

We have other lines of credit aggregating $2.7 million at various interest rates. There were no outstanding borrowings under these credit lines at April 30, 2020 and 2019.

Our total available lines of credit as of April 30, 2020, were approximately $1.5 billion, of which approximately $0.7 billion was unused. The weighted average interest rates on total debt outstanding during the years ended April 30, 2020 and 2019 were 3.12% and 2.69%, respectively. As of April 30, 2020 and 2019, the weighted average interest rates for total debt were 2.26% and 2.88%, respectively. Based on estimates of interest rates currently available to us for loans with similar terms and maturities, the fair value of our debt approximates its carrying value.

Note 15 – Derivative Instruments and Activities

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

Index

Interest Rate Contracts

As of April 30, 2020, we had total debt outstanding of $775.1 million, net of unamortized issuance costs of $0.7 million of which $775.8 million are variable rate loans outstanding under the Amended and Restated RCA, which approximated fair value.

As of April 30, 2020 and 2019, the interest rate swap agreements we maintained were designated as fully effective cash flow hedges as defined under Accounting Standards Codification 815 “Derivatives and Hedging” ("ASC 815"). As a result, there was no impact on our Consolidated Statements of (Loss) Income from changes in the fair value of the interest rate swaps, as they were fully offset by changes in the interest expense on the underlying variable rate debt instruments. Under ASC 815, derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss on the Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense on the Consolidated Statements of (Loss) Income. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

On February 26, 2020 we entered into two forward starting interest rate swap agreements, which fixed a portion of the variable interest due on our Amended and Restated RCA. Under the terms of the agreement, we pay a fixed rate of 1.150% and receive a variable rate of interest based on one-month LIBOR from the counterparty which is reset every month for a 3-year period ending March 15, 2023. As of April 30, 2020, the notional amount of the interest rate swaps was $100.0 million.

On August 7, 2019 we entered into a forward starting interest rate swap agreement, which fixed a portion of the variable interest due on our Amended and Restated RCA. Under the terms of the agreement, we pay a fixed rate of 1.400% and receive a variable rate of interest based on one-month LIBOR from the counterparty which is reset every month for a 3-year period ending August 15, 2022. As of April 30, 2020, the notional amount of the interest rate swap was $100.0 million.

On June 24, 2019 we entered into a forward starting interest rate swap agreement, which fixed a portion of the variable interest due on our Amended and Restated RCA. Under the terms of the agreement, we pay a fixed rate of 1.650% and receive a variable rate of interest based on one-month LIBOR from the counterparty which is reset every month for a 3-year period ending July 15, 2022. As of April 30, 2020, the notional amount of the interest rate swap was $100.0 million.

On April 4, 2016, we entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, which expired on May 15, 2019, we paid a fixed rate of 0.920% and receive a variable rate of interest based on one-month LIBOR from the counterparty which was reset every month for a three-year period ending May 15, 2019.  Prior to expiration, the notional amount of the interest rate swap was $350.0 million.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of April 30, 2020 and 2019, was a deferred loss of $8.3 million and a deferred gain of $0.5 million, respectively. Based on the maturity dates of the contracts, the entire deferred loss as of April 30, 2020 was recorded within Other Long-Term Liabilities and the entire deferred gain as of April 30, 2019 was recorded within Prepaid Expenses and Other Current Assets.

The pre-tax gains that were reclassified from Accumulated Other Comprehensive Loss to Interest Expense for the years ended April 30, 2020, 2019, and 2018 were $0.4 million, $4.7 million, and $1.5 million, respectively. Based on the amount in Accumulated Other Comprehensive Loss at April 30, 2020, approximately $2.7 million, net of tax, would be reclassified into net income in the next twelve months.

Foreign Currency Contracts

We may enter into forward exchange contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains (Losses) on the Consolidated Statements of (Loss) Income and carried at their fair value on the Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains (Losses) on the Consolidated Statements of (Loss) Income.

As of April 30, 2020 and 2019, we did not maintain any open forward contracts. In addition, we did not maintain any open forward contracts during the years ended April 30, 2020, 2019 and 2018.

Index

Note 16 – Commitment and Contingencies

We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of April 30, 2020, will not have a material effect upon our consolidated financial condition or results of operations.

Note 17 – Retirement Plans

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

The components of net pension (income) expense for the defined benefit plans and the weighted average assumptions were as follows:

	2020		2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service Cost	$—	$1,851	$—	$912	$—	$960
Interest Cost	11,247	12,652	11,704	12,943	11,666	13,876
Expected Return on Plan Assets	(14,038)	(26,116)	(13,472)	(25,551)	(13,154)	(26,385)
Net Amortization of Prior Service Cost	(154)	73	(154)	57	(154)	57
Recognized Net Actuarial Loss	2,403	3,993	2,035	3,746	2,289	3,832
Curtailment/Settlement Loss	—	291	—	—	—	19
Net Pension (Income) Expense	$(542)	$(7,256)	$113	$(7,893)	$647	$(7,641)

Discount Rate	4.1%	2.4%	4.3%	2.6%	4.1%	2.6%
Rate of Compensation Increase	N/A	3.0%	N/A	3.0%	N/A	3.0%
Expected Return on Plan Assets	6.8%	6.5%	6.8%	6.5%	6.8%	6.5%

In the year ended April 30, 2020, there was a settlement charge of $0.3 million related to the Retirement Plan for the Employees of John Wiley & Sons, Canada which is reflected in Restructuring and Related Charges in the Consolidated Statements of (Loss) Income.

The service cost component of net pension (income) expense is reflected in Operating and Administrative Expenses on our Consolidated Statements of (Loss) Income. The other components of net benefit costs are reported separately from the service cost component and below Operating (Loss) Income. Such amounts are reflected in Interest and Other Income on our Consolidated Statements of (Loss) Income.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the retirement plans with accumulated benefit obligations in excess of plan assets were $853.3 million, $816.5 million and $659.4 million, respectively, as of April 30, 2020, and $794.2 million, $762.8 million, and $621.9 million, respectively, as of April 30, 2019.

Index

The Recognized Net Actuarial Loss for each fiscal year is calculated using the “corridor method,” which reflects the amortization of the net loss at the beginning of the fiscal year in excess of 10% of the greater of the market value of plan assets or the projected benefit obligation. The amortization period is based on the average expected life of plan participants for plans with all or almost all inactive participants and frozen plans, and on the average remaining working lifetime of active plan participants for all other plans.

We recognize the overfunded or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of plan assets and the projected benefit obligation, on the Consolidated Statements of Financial Position. The change in the funded status of the plan is recognized in Accumulated Other Comprehensive Loss on the Consolidated Statements of Financial Position. Plan assets and obligations are measured at fair value as of our Consolidated Statements of Financial Position date.

The amounts in Accumulated Other Comprehensive Loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

	U.S.	Non-U.S.	Total
Actuarial Loss	$3,666	$4,323	$7,989
Prior Service Cost	(154)	55	(99)
Total	$3,512	$4,378	$7,890

The following table sets forth the changes in and the status of our defined benefit plans’ assets and benefit obligations:

	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
CHANGE IN PLAN ASSETS
Fair Value of Plan Assets, Beginning of Year	$213,628	$408,249	$204,983	$419,448
Actual Return on Plan Assets	11,645	48,602	9,705	24,891
Employer Contributions	3,700	11,686	14,753	11,872
Employee Contributions	—	—	—	—
Settlements	—	(1,459)	—	—
Benefits Paid	(15,027)	(9,162)	(15,813)	(16,282)
Foreign Currency Rate Changes	—	(12,436)	—	(31,680)
Fair Value, End of Year	$213,946	$445,480	$213,628	$408,249
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit Obligation, Beginning of Year	$(285,197)	$(509,015)	$(279,644)	$(540,686)
Service Cost	—	(1,851)	—	(912)
Interest Cost	(11,247)	(12,652)	(11,704)	(12,943)
Actuarial Gains (Losses)	(37,550)	(36,287)	(9,662)	(11,013)
Benefits Paid	15,027	9,162	15,813	16,282
Foreign Currency Rate Changes	—	15,176	—	41,143
Settlements and Other	—	1,164	—	(886)
Benefit Obligation, End of Year	$(318,967)	$(534,303)	$(285,197)	$(509,015)
Underfunded Status, End of Year	$(105,021)	$(88,823)	$(71,569)	$(100,766)
AMOUNTS RECOGNIZED ON THE STATEMENT OF FINANCIAL POSITION
Current Pension Liability	(4,990)	(885)	(5,188)	(816)
Noncurrent Pension Liability	(100,031)	(87,938)	(66,381)	(99,950)
Net Amount Recognized in Statement of Financial Position	$(105,021)	$(88,823)	$(71,569)	$(100,766)
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS (BEFORE TAX) CONSIST OF
Net Actuarial (Losses)	$(131,569)	$(181,403)	$(94,028)	$(177,157)
Prior Service Cost Gains (Losses)	2,254	(1,051)	2,408	(1,154)
Total Accumulated Other Comprehensive Loss	$(129,315)	$(182,454)	$(91,620)	$(178,311)
Change in Accumulated Other Comprehensive Loss	$(37,695)	$(4,143)	$(11,546)	$5,446
WEIGHTED AVERAGE ASSUMPTIONS USED IN DETERMINING ASSETS AND LIABILITIES
Discount Rate	3.1%	1.6%	4.1%	2.4%
Rate of Compensation Increase	N/A	3.0%	N/A	3.0%
Accumulated Benefit Obligations	$(318,967)	$(497,489)	$(285,197)	$(477,561)

Index

Pension plan assets/investments:

The investment guidelines for the defined benefit pension plans are established based upon an evaluation of market conditions, plan liabilities, cash requirements for benefit payments, and tolerance for risk. Investment guidelines include the use of actively and passively managed securities. The investment objective is to ensure that funds are available to meet the plans benefit obligations when they are due. The investment strategy is to invest in high quality and diversified equity and debt securities to achieve our long-term expectation. The plans’ risk management practices provide guidance to the investment managers, including guidelines for asset concentration, credit rating and liquidity. Asset allocation favors a balanced portfolio, with a global aggregated target allocation of approximately 45% equity securities and 55% fixed income securities and cash.  Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges of plus or minus 5%. We regularly review the investment allocations and periodically rebalance investments to the target allocations. We categorize our pension assets into three levels based upon the assumptions (inputs) used to price the assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

●	Level 1: Unadjusted quoted prices in active markets for identical assets.
●	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets.
●	Level 3: Unobservable inputs reflecting assumptions about the inputs used in pricing the asset.

We did not maintain any level 3 assets during the years ended April 30, 2020 and 2019. In accordance with ASU 2015-07, “Fair Value Measurement (“Topic 820”), certain investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient do not have to be classified in the fair value hierarchy. We adopted ASU 2015-07 in the year ended April 30, 2018 and it was applied retrospectively to all periods presented. The fair value amounts presented in the following tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension benefit plan assets.

The following tables set forth, by level within the fair value hierarchy, pension plan assets at their fair value as of April 30:

	2020			2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Plan Assets
Investments measured at NAV:
Global Equity Securities: Limited Partnership			$110,965			$109,490
Fixed Income Securities: Commingled Trust Funds			102,981			104,138
Other: Real Estate Commingled Trust Fund			—			—
Total Assets at NAV			$213,946			$213,628

Non-U.S. Plan Assets
Equity Securities:
U.S. Equities	$—	$36,842	$36,842	$—	$39,652	$39,652
Non-U.S. Equities	—	103,460	103,460	—	117,575	117,575
Balanced Managed Funds	—	44,989	44,989	—	48,550	48,550
Fixed Income Securities: Commingled Funds	3,431	254,134	257,565	855	199,720	200,575
Other:
Real Estate/Other	—	490	490	—	501	501
Cash and Cash Equivalents	2,134	—	2,134	1,396	—	1,396
Total Non-U.S. Plan Assets	$5,565	$439,915	$445,480	$2,251	$405,998	$408,249
Total Plan Assets	$5,565	$439,915	$659,426	$2,251	$405,998	$621,877

Expected employer contributions to the defined benefit pension plans in the year ended April 30, 2021 will be approximately $16.9 million, including $11.8 million of minimum amounts required for our non-U.S. plans. From time to time, we may elect to make voluntary contributions to our defined benefit plans to improve their funded status. Included in our defined benefit pension contributions for the year ended April 30, 2019 was a discretionary contribution of $10.0 million to the U.S. Employees' Retirement Plan of John Wiley & Sons, Inc.

Index

Benefit payments to retirees from all defined benefit plans are expected to be the following in the fiscal year indicated:

Fiscal Year	U.S.	Non-U.S.	Total
2021	$16,581	$9,733	$26,314
2022	15,205	10,743	25,948
2023	15,533	11,065	26,598
2024	15,713	11,691	27,404
2025	15,363	13,439	28,802
2026 – 2030	77,026	71,836	148,862
Total	$155,421	$128,507	$283,928

Retiree Health Benefits

We provide contributory life insurance and health care benefits, subject to certain dollar limitations, for substantially all of our eligible retired U.S. employees. The retiree health benefit is no longer available for any employee who retires after December 31, 2017. The cost of such benefits is expensed over the years the employee renders service and is not funded in advance. The accumulated post-retirement benefit obligation recognized on the Consolidated Statements of Financial Position as of April 30, 2020 and 2019, was $1.4 and $1.6 million, respectively. Annual (credits) for these plans for the years ended April 30, 2020, 2019, and 2018 were $(0.1) million, $(0.1) million and $(0.1) million, respectively.

Defined Contribution Savings Plans

We have defined contribution savings plans. Our contribution is based on employee contributions and the level of our match. We may make discretionary contributions to all employees as a group. The expense recorded for these plans was approximately $19.0 million, $13.1 million, and $14.4 million in the years ended April 30, 2020, 2019, and 2018 respectively.

Note 18 – Stock-Based Compensation

All equity compensation plans have been approved by shareholders. Under the 2014 Key Employee Stock Plan, (“the Plan”), qualified employees are eligible to receive awards that may include stock options, performance-based stock awards, and other restricted stock awards. Under the Plan, a maximum number of 6.5 million shares of our Class A stock may be issued. As of April 30, 2020, there were approximately 3,501,116 securities remaining available for future issuance under the Plan. We issue treasury shares to fund awards issued under the Plan.

Stock Option Activity

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

We did not grant any stock option awards since the year ended April 30, 2016. As of April 30, 2019, all outstanding options vested allowing the participant the right to exercise their awards.

The  fair value of the options granted in the year ended April 30, 2016 was $14.77 using the Black-Scholes option-pricing model. The significant weighted average assumptions used in the fair value determination was the expected life which represented an estimate of the period of time stock options will be outstanding based on the historical exercise behavior of option recipients. The risk-free interest rate was based on the corresponding U.S. Treasury yield curve in effect at the time of the grant. The expected volatility was based on the historical volatility of our Common Stock price over the estimated life of the option, while the dividend yield was based on the expected dividend payments to be made by us.

Index

A summary of the activity and status of our stock option plans follows:

	2020				2019		2018
	Number of Options (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Number of Options (in 000’s)	Weighted Average Exercise Price	Number of Options (in 000’s)	Weighted Average Exercise Price
Outstanding at Beginning of Year	372	$49.70			611	$48.88	1,429	$47.39
Granted	—	$—			—	$—	—	$—
Exercised	(34)	$38.32			(229)	$47.21	(788)	$45.97
Expired or Forfeited	(52)	$54.57			(10)	$56.97	(30)	$54.24
Outstanding at End of Year	286	$50.14	2.0	$—	372	$49.70	611	$48.88
Exercisable at End of Year	286	$50.14	2.0	$—	372	$49.70	530	$47.43
Vested and Expected to Vest in the Future at April 30	286	$50.14	2.0	$—	372	$49.70	599	$48.90

The intrinsic value is the difference between our common stock price and the option grant price. The total intrinsic value of options exercised during the years ended April 30, 2020, 2019, and 2018 was $0.3 million, $4.4 million, and $10.4 million, respectively. The total grant date fair value of stock options vested during the year ended April 30, 2019 was $4.8 million.

As of April 30, 2020, there was no unrecognized share-based compensation expense related to stock options.

The following table summarizes information about stock options outstanding and exercisable at April 30, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options (in 000’s)	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Number of Options (in 000’s)	Weighted Average Exercise Price
$39.53 to $40.02	78	1.5	$39.69	78	$39.69
$48.06 to $49.55	88	1.2	$48.75	88	$48.75
$55.99 to $59.70	120	2.9	$57.89	120	$57.89
Total/Average	286	2.0	$50.14	286	$50.14

Performance-Based and Other Restricted Stock Activity

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

We may also grant individual restricted unit awards payable in restricted shares of our Class A Common Stock to key employees in connection with their employment. For the years ended April 30, 2015 and prior, the restricted shares generally vest 50% at the end of the fourth and fifth years following the date of the grant. Starting with the year ended April 30, 2016 grants, restricted shares generally vest ratably 25% per year.

Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse, and shares would vest earlier.

Index

Activity for performance-based and other restricted stock awards during the years ended April 30, 2020, 2019, and 2018 was as follows (shares in thousands):
	2020		2019	2018
	Restricted Shares	Weighted Average Grant Date Value	Restricted Shares	Restricted Shares
Nonvested Shares at Beginning of Year	756	$57.38	861	913
Granted	759	$44.46	415	525
Change in Shares Due to Performance	(70)	$50.17	(19)	(107)
Vested and Issued	(329)	$53.14	(357)	(318)
Forfeited	(173)	$53.35	(144)	(152)
Nonvested Shares at End of Year	943	$49.74	756	861

For the years ended April 30, 2020, 2019 and 2018, we recognized stock-based compensation expense, on a pre-tax basis, of $20.0 million, $18.3 million and $11.2 million, respectively.

As of April 30, 2020, there was $27.6 million of unrecognized share-based compensation cost related to performance-based and other restricted stock awards, which is expected to be recognized over a period up to 4 years, or 2.4 years on a weighted average basis.

Compensation expense for restricted stock awards is measured using the closing market price of our Class A Common Stock at the date of grant. The total grant date value of shares vested during the years ended April 30, 2020, 2019, and 2018 was $17.5 million, $19.6 million, and $15.7 million, respectively.

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

Index

Director Stock Awards
Under the terms of our 2018 Director Stock Plan (the “Director Plan”), each non-employee director, other than the Chairman of the Board, receives an annual award of restricted shares of our Class A Common Stock equal in value to 100% of the annual director stock retainer fee, based on the stock price at the close of the New York Stock Exchange on the date of grant. Such restricted shares will vest on the earliest of (i) the day before the next Annual Meeting following the grant, (ii) the non-employee director’s death or disability (as determined by the Governance Committee), or (iii) a change in control (as defined in the 2014 Key Employee Stock Plan). The granted shares may not be sold or transferred during the time the non-employee director remains a director. There were 20,048, 18,991, and 19,900 restricted shares awarded under the Director Plan for the years ended April 30, 2020, 2019, and 2018, respectively.

Note 19 – Capital Stock and Changes in Capital Accounts

Each share of our Class B Common Stock is convertible into one share of Class A Common Stock. The holders of Class A stock are entitled to elect 30% of the entire Board of Directors and the holders of Class B stock are entitled to elect the remainder. On all other matters, each share of Class A stock is entitled to one tenth of one vote and each share of Class B stock is entitled to one vote.

Share Repurchases

During the year ended April 30, 2020, our Board of Directors approved an additional share repurchase program of $200 million of Class A or B Common Stock. As of April 30, 2020, we had authorization from our Board of Directors to purchase up to $200 million that was remaining under this program.  No share repurchases were made under this program during the year ended April 30, 2020.

The share repurchase program described above is in addition to the share repurchase program approved by our Board of Directors during the year ended April 30, 2017 of four million shares of Class A or B Common Stock. As of April 30, 2020, we had authorization from our Board of Directors to purchase up to 806,758 additional shares that were remaining under this program.

The following table summarizes the shares repurchased of Class A and B Common Stock:

	2020	2019	2018
Shares repurchased – Class A	1,079,936	1,191,496	713,177
Shares repurchased – Class B	2,281	—	—
Average Price – Class A and Class B	$43.05	$50.35	$55.65

Index

Changes in Common Stock

The following is a summary of changes during the years ended April 30, in shares of our common stock and common stock in treasury (shares in thousands).

Changes in Common Stock A:	2020	2019	2018
Number of shares, beginning of year	70,127	70,111	70,086
Common stock class conversions and other	39	16	25
Number of shares issued, end of year	70,166	70,127	70,111

Changes in Common Stock A in treasury:
Number of shares held, beginning of year	22,634	21,853	22,097
Purchase of treasury shares	1,080	1,192	713
Restricted shares issued under stock-based compensation plans - non-PSU Awards	(232)	(205)	(133)
Restricted shares issued under stock-based compensation plans - PSU Awards	(68)	(110)	(126)
Shares issued under the Director Plan to Directors	(97)	(5)	(20)
Stock grants of fully vested Class A shares - common stock	—	—	(20)
Restricted shares, forfeited	1	9	15
Restricted shares issued from exercise of stock options	(34)	(229)	(788)
Shares withheld for taxes	122	130	116
Other	(1)	(1)	(1)
Number of shares held, end of year	23,405	22,634	21,853
Number of Common Stock A outstanding, end of year	46,761	47,493	48,258

Changes in Common Stock B:	2020	2019	2018
Number of shares, beginning of year	13,055	13,071	13,096
Common stock class conversions and other	(39)	(16)	(25)
Number of shares issued, end of year	13,016	13,055	13,071

Changes in Common Stock B in treasury:
Number of shares held, beginning of year	3,918	3,918	3,918
Shares repurchased	2	—	—
Number of shares held, end of year	3,920	3,918	3,918
Number of Common Stock B outstanding, end of year	9,096	9,137	9,153

Dividends

The following table summarizes the cash dividends paid during the year ended April 30, 2020:

Date of Declaration by Board of Directors	Quarterly Cash Dividend	Total Dividend	Class of Common Stock	Dividend Paid Date	Shareholders of Record as of Date
June 27, 2019	$0.34 per common share	$19.2 million	Class A and Class B	July 24, 2019	July 10, 2019
September 26, 2019	$0.34 per common share	$19.1 million	Class A and Class B	October 23, 2019	October 8, 2019
December 18, 2019	$0.34 per common share	$19.0 million	Class A and Class B	January 16, 2020	January 2, 2020
March 18, 2020	$0.34 per common share	$19.0 million	Class A and Class B	April 15, 2020	March 31, 2020

Index

Note 20 – Segment Information

As previously announced, we have changed our segment reporting structure to align with our strategic focus areas: (1) Research Publishing & Platforms, which continues to include the Research publishing and Atypon businesses, (2) Academic & Professional Learning, which is the former “Publishing” segment combined with our corporate training businesses – previously noted as Professional Assessment and Corporate Learning; and (3) Education Services, which includes our Online Program Management and mthree training, upskilling and talent placement services for professionals and businesses. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results.

We report our segment information in accordance with the provisions of FASB ASC Topic 280. These segments reflect the way our chief operating decision maker evaluates our business performance and manages the operations.

Segment information is as follows:

	For the Years Ended April 30,
	2020	2019	2018
Revenue:
Research Publishing & Platforms	$948,839	$939,217	$936,857
Academic & Professional Learning	650,789	703,303	740,115
Education Services	231,855	157,549	119,131
Total Revenue	$1,831,483	$1,800,069	$1,796,103

Contribution to (Loss) Profit:
Research Publishing & Platforms	$169,119	$259,754	$272,904
Academic & Professional Learning	74,176	146,265	144,041
Education Services	(117,515)	(13,272)	(1,899)
Total Contribution to Profit	$125,780	$392,747	$415,046
Corporate Expenses	(180,067)	(168,758)	(183,585)
Operating (Loss) Income	$(54,287)	$223,989	$231,461

Adjusted Contribution to Profit: (1)
Research Publishing & Platforms	$265,353	$260,885	$278,161
Academic & Professional Learning	84,646	147,404	155,885
Education Services	(3,844)	(12,883)	(5)
Total Adjusted Contribution to Profit	$346,155	$395,406	$434,041
Adjusted Corporate Expenses	(165,487)	(168,299)	(170,414)
Total Adjusted Operating Income	$180,668	$227,107	$263,627

Depreciation and Amortization:
Research Publishing & Platforms	$69,495	$60,889	$54,805
Academic & Professional Learning	69,807	68,126	72,274
Education Services	24,131	18,117	13,112
Total Depreciation and Amortization	$163,433	$147,132	$140,191
Corporate Depreciation and Amortization	11,694	14,023	13,798
Total Depreciation and Amortization	$175,127	$161,155	$153,989

Adjusted EBITDA: (2)
Research Publishing & Platforms	$334,848	$321,774	$332,966
Academic & Professional Learning	154,453	215,530	228,159
Education Services	20,287	5,234	13,107
Total Segment Adjusted EBITDA	$509,588	$542,538	$574,232
Corporate Adjusted EBITDA	(153,793)	(154,276)	(156,616)
Total Adjusted EBITDA	$355,795	$388,262	$417,616

(1)
Adjusted Contribution to Profit is Contribution to (Loss) Profit adjusted for restructuring charges and impairment of goodwill and intangible assets. See Note 7, “Restructuring and Related Charges” and Note 11, “Goodwill and Intangible Assets” for these charges by segment.

(2)	Adjusted EBITDA is Adjusted Contribution to Profit with depreciation and amortization added back.

Index

The following table shows a reconciliation of our consolidated U.S. GAAP net (loss) income to Non-GAAP EBITDA and Adjusted EBITDA:
	For the Years Ended April 30,
	2020	2019	2018
Net (Loss) Income	$(74,287)	$168,263	$192,186
Interest expense	24,959	16,121	13,274
Provision for income taxes	11,195	44,689	21,745
Depreciation and amortization	175,127	161,155	153,989
Non-GAAP EBITDA	$136,994	$390,228	$381,194
Impairment of goodwill and intangible assets	202,348	—	3,600
Restructuring and related charges	32,607	3,118	28,566
Foreign exchange transaction (gains) losses	(2,773)	6,016	12,819
Interest and other income	(13,381)	(11,100)	(8,563)
Non-GAAP Adjusted EBITDA	$355,795	$388,262	$417,616

See Note 3, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the years ended April 30, 2020, 2019 and 2018.

	For the Years Ended April 30,
	2020	2019	2018
Total Assets
Research Publishing & Platforms	$1,225,313	$1,172,145	$1,242,458
Academic & Professional Learning	924,924	959,601	942,598
Education Services	486,316	440,516	199,023
Corporate	532,241	376,504	455,372
Total	$3,168,794	$2,948,766	$2,839,451

Product Development Spending and Additions to Technology, Property and Equipment
Research Publishing & Platforms	$(16,329)	$(12,928)	$(24,961)
Academic & Professional Learning	(38,229)	(32,337)	(43,625)
Education Services	(613)	(3,160)	(5,991)
Corporate	(60,030)	(53,168)	(76,151)
Total	$(115,201)	$(101,593)	(150,728)

Revenue from external customers is based on the location of the customer and Technology, Property and Equipment, Net by geographic area were as follows:
	Revenue, net			Technology, Property and Equipment, Net
	2020	2019	2018	2020	2019	2018
United States	$944,075	$932,927	$913,852	$261,296	$252,459	$249,542
United Kingdom	174,567	150,242	147,406	18,076	18,331	20,955
Germany	113,664	97,505	98,404	8,059	8,423	9,259
Japan	75,104	77,145	81,572	112	87	72
Australia	73,718	77,453	78,270	1,051	1,440	1,454
China	58,870	55,024	53,076	492	688	229
Canada	56,370	50,882	55,568	1,734	2,659	3,635
France	45,033	51,441	51,826	1,358	403	635
Scandinavia	29,682	30,971	31,695	223	229	309
Other Countries	260,400	276,479	284,434	5,604	4,302	3,844
Total	$1,831,483	$1,800,069	$1,796,103	$298,005	$289,021	$289,934

Index

Note 21 – Supplementary Quarterly Financial Information - Results By Quarter (Unaudited)

Amounts in millions, except per share data	2020	2019
Revenue, net
First Quarter	$423.5	$410.9
Second Quarter	466.2	448.6
Third Quarter	467.1	449.4
Fourth Quarter	474.7	491.2
Year ended April 30,	$1,831.5	$1,800.1

Gross Profit
First Quarter	$280.4	$283.1
Second Quarter	322.8	316.0
Third Quarter	313.2	305.5
Fourth Quarter	324.1	340.7
Year ended April 30,	$1,240.5	$1,245.3

Operating (Loss) Income
First Quarter	$4.5	$36.1
Second Quarter	63.4	57.5
Third Quarter	48.5	50.3
Fourth Quarter	(170.7)	80.1
Year ended April 30,	$(54.3)	$224.0

Net (Loss) Income
First Quarter	$3.6	$26.3
Second Quarter	44.7	43.8
Third Quarter	35.4	34.9
Fourth Quarter	(158.0)	63.3
Year ended April 30,	$(74.3)	$168.3

	2020		2019
	Basic	Diluted	Basic	Diluted
(Loss) Earnings Per Share (1)
First Quarter	$0.06	$0.06	$0.46	$0.45
Second Quarter	0.79	0.79	0.76	0.76
Third Quarter	0.63	0.63	0.61	0.61
Fourth Quarter (2)	(2.83)	(2.83)	1.11	1.10
Year ended April 30, (2)	$(1.32)	$(1.32)	$2.94	$2.91

(1)	The sum of the quarterly earnings per share amounts may not agree to the respective annual amounts due to rounding.
(2)
In calculating diluted net (loss) earnings per common share for the fourth quarter and year ended April 30, 2020, our diluted weighted average number of common shares outstanding excludes the effect of unvested restricted stock units and other stock awards as the effect was anti-dilutive. This occurs when a U.S. GAAP net loss is reported and the effect of using dilutive shares is antidilutive.

Note 22 – Subsequent Events

Dividend:

On June 25, 2020, our Board of Directors declared a quarterly dividend of $0.3425 per share, or approximately $19.1 million, on our Class A and Class B Common Stock.  The dividend is payable on July 22, 2020 to shareholders of record on July 7, 2020.

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

Management's Report on Internal Control over Financial Reporting: Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of April 30, 2020.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting: During fiscal year 2020, we closed on the acquisition of mthree. We excluded mthree from the scope of management’s report on internal control over financial reporting for the year ended April 30, 2020. We are in the process of integrating mthree to our overall internal control over financial reporting and will include them in scope for the year ending April 30, 2021. This process may result in additions or changes to our internal control over financial reporting. mthree represented less than 1% of total consolidated assets, excluding goodwill and intangible assets which are included within the scope of assessment, and approximately 1% of total consolidated revenues of the Company as of and for the year ended April 30, 2020.

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

Except as described above, there were no changes in our internal control over financial reporting in the fourth quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Index

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to Executive Officers of the Company, see “Information About Our Executive Officers” as set forth in Part I of this Annual Report on Form 10-K.

The name, age, and background of each of the directors nominated for election are contained under the caption “Election of Directors” in the Proxy Statement for our 2020 Annual Meeting of Shareholders (“2020 Proxy Statement”) and are incorporated herein by reference.

Information on the audit committee financial experts is contained in the 2020 Proxy Statement under the caption “Report of the Audit Committee” and is incorporated herein by reference.

Information on the Audit Committee Charter is contained in the 2020 Proxy Statement under the caption “Committees of the Board of Directors and Certain Other Information concerning the Board.”

Information with respect to the Company's Corporate Governance principles is publicly available on the Company's Corporate Governance website at https://www.wiley.com/en-us/corporategovernance.

Item 11. Executive Compensation

Information on compensation of the directors and executive officers is contained in the 2020 Proxy Statement under the captions “Directors' Compensation” and “Executive Compensation,” respectively, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information on the beneficial ownership reporting for the directors and executive officers is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" within the "Beneficial Ownership of Directors and Management" section of the 2020 Proxy Statement and is incorporated herein by reference. Information on the beneficial ownership reporting for all other shareholders that own 5% of more of the Company's Class A or Class B Common Stock is contained under the caption "Voting Securities, Record Date, Principal Holders" in the 2020 Proxy Statement and is incorporated herein by reference.

The following table summarizes the Company's equity compensation plan information as of April 30, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by shareholders	1,228,430	$50.14	3,501,116

(1)	This amount includes the following awards issued under the 2014 Key Employee Stock Plan:

●	286,064 shares issuable upon the exercise of outstanding stock options with a weighted average exercise price of $50.14.
●	942,366 non-vested performance-based and other restricted stock awards. Since these awards have no exercise price, they are not included in the weighted average exercise price calculation.

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

Index

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information on related party transactions and the policies and procedures for reviewing and approving related party transactions are contained under the caption “Transactions with Related Persons” within the “Board and Committee Oversight of Risk” section of the 2020 Proxy Statement and are incorporated herein by reference.

Information on director independence is contained under the caption “Director Independence” within the “Board of Directors and Corporate Governance” section of the 2020 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information required by this item is contained in the 2020 Proxy Statement under the caption “Report of the Audit Committee” and is incorporated herein by reference.

Index

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements

See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K.

(2) Financial Statement Schedule

See Schedule II — Valuation and Qualifying Accounts and Reserves — Years Ended April 30, 2020, 2019 and 2018 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable, or the amounts involved are not material.

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

10.3	2018 Director Stock Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2019).
10.4	2014 Executive Annual Incentive Plan (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended October 31, 2014).
10.5	Amended 2014 Key Employee Stock Plan (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended October 31, 2014).
10.6	Supplemental Executive Retirement Plan as Amended and Restated effective as of January 1, 2009 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2010).
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

10.11	Deferred Compensation Plan as Amended and Restated Effective as of January 1, 2008 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2010).
10.12	Resolution amending the Deferred Compensation Plan effective July 1, 2013 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2013).

Index

10.13	Deferred Compensation Plan for Directors' 2005 & After Compensation (incorporated by reference to the Report on Form 8-K, filed December 21, 2005).
10.14	Form of the Fiscal Year 2020 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2019).
10.15	Form of the Fiscal Year 2020 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2019).
10.16	Form of the Fiscal Year 2020 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2019).
10.17	Form of the Fiscal Year 2019 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2018).
10.18	Form of the Fiscal Year 2019 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2018).
10.19	Form of the Fiscal Year 2019 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2018).
10.20	Form of the Fiscal Year 2018 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2017).
10.21	Form of the Fiscal Year 2018 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2017).
10.22	Form of the Fiscal Year 2018 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2017).
10.23	Senior Executive Employment Agreement to Arbitrate dated as of April 29, 2003 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2003).
10.24	Senior Executive Non-competition and Non-Disclosure Agreement dated as of April 29, 2003 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2003).
10.25	Senior Executive Employment Agreement dated as of April 15, 2015 between Mark Allin and the Company (incorporated by reference to the Company's Report on Form 8-K dated as of April 15, 2015).
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

10.30
Employment Letter dated September 26, 2016 between Judy Verses, Executive Vice President, and the Company (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2019).

10.31
Employment Letter dated October 12, 2017 between Brian A. Napack, President and Chief Executive Officer, and the Company (incorporated by reference to the Company’s Report on Form 10-Q for the period ended October 31, 2017).

10.32	Employment Letter dated February 5, 2019 between Matthew Kissner, Group Executive, and the Company (incorporated by reference to the Company’s Report on Form 8-K filed on February 7, 2019).
21*	List of Subsidiaries of the Company.
23*	Consent of KPMG LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101

*	Filed herewith

Index

Item 16. Form 10-K Summary

None.

(2) Financial Statement Schedule

Schedule II
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED APRIL 30, 2020, 2019, AND 2018
(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Expenses	Deductions From Reserves and Other(2)	Balance at End of Period
Year Ended April 30, 2020
Allowance for Sales Returns (1)	$18,542	$48,829	$47,729	$19,642
Allowance for Doubtful Accounts	$14,307	$5,470	$1,442	$18,335
Allowance for Inventory Obsolescence	$15,825	$8,699	$8,457	$16,067
Valuation Allowance on Deferred Tax Assets	$21,179	$2,108	$—	$23,287
Year Ended April 30, 2019
Allowance for Sales Returns (1)	$18,628	$37,483	$37,569	$18,542
Allowance for Doubtful Accounts	$10,107	$5,279	$1,079	$14,307
Allowance for Inventory Obsolescence	$18,193	$7,328	$9,696	$15,825
Valuation Allowance on Deferred Tax Assets	$8,811	$51	$(12,317)	$21,179
Year Ended April 30, 2018
Allowance for Sales Returns (1)	$24,300	$38,711	$44,383	$18,628
Allowance for Doubtful Accounts	$7,186	$5,439	$2,518	$10,107
Allowance for Inventory Obsolescence	$21,096	$9,182	$12,085	$18,193
Valuation Allowance on Deferred Tax Assets	$1,300	$7,511	$—	$8,811

(1)
Allowance for Sales Returns represents anticipated returns net of a recovery of inventory and royalty costs. The provision is reported as a reduction of gross sales to arrive at revenue and the reserve balance is reported as a reduction of Accounts Receivable, net (in the year ended April 30, 2018) with a corresponding increase in Inventories, net and a reduction in Accrued Royalties for the years ended April 30, 2020, 2019 and 2018. Due to the adoption of the revenue standard, the sales return reserve as of April 30, 2020 and 2019 is recorded in Contract Liabilities. In prior periods, it was recorded as a reduction of Accounts Receivable, net. See Note 3, “Revenue Recognition, Contracts with Customers,” of the Notes to Consolidated Financial Statements for more information.

(2)
Deductions From Reserves and Other for the years ended April 30, 2020, 2019 and 2018 include foreign exchange translation adjustments. Included in Allowance for Doubtful Accounts are accounts written off, less recoveries. Included in Allowance for Inventory Obsolescence are items removed from inventory. Included in Valuation Allowance on Deferred Tax Assets for the year ended April 30, 2019 are foreign tax credits generated and valuation allowances needed in connection with the Tax Act.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN WILEY & SONS, INC.
(Company)

Dated: June 26, 2020	By:	/s/ Brian A. Napack
Brian A. Napack
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Titles	Dated

/s/ Brian A. Napack	President and Chief Executive Officer and	June 26, 2020
Brian A. Napack	Director

/s/ John A. Kritzmacher	Executive Vice President, Chief Financial Officer, and Interim Chief Accounting Officer	June 26, 2020
John A. Kritzmacher

/s/ Jesse C. Wiley	Chairman of the Board	June 26, 2020
Jesse C. Wiley

/s/ Mari J. Baker	Director	June 26, 2020
Mari J. Baker

/s/ George D. Bell	Director	June 26, 2020
George D. Bell

/s/ Beth A. Birnbaum	Director	June 26, 2020
Beth A. Birnbaum

/s/ David C. Dobson	Director	June 26, 2020
David C. Dobson

/s/ Laurie A. Leshin	Director	June 26, 2020
Laurie A. Leshin

/s/ Raymond W. McDaniel, Jr.	Director	June 26, 2020
Raymond W. McDaniel, Jr.

/s/ William Pence	Director	June 26, 2020
William Pence

/s/ William J. Pesce	Director	June 26, 2020
William J. Pesce

Index