Form 10-K/A
period 2020-04-30
JOHN WILEY & SONS, INC.
filed 2020-09-04
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  April 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________
Commission file number   001-11507

JOHN WILEY & SONS, INC.
(Exact name of Registrant as specified in its charter)

New York	13-5593032
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

111 River Street, Hoboken, NJ	07030
Address of principal executive offices	Zip Code

(201) 748-6000
Registrant’s telephone number including area code

Securities registered pursuant to Section 12(b) of the Act: Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $1.00 per share	JW.A	New York Stock Exchange
Class B Common Stock, par value $1.00 per share	JW.B	New York Stock Exchange

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
The number of shares outstanding of the registrant’s Class A and Class B Common Stock as of May 31, 2020 was 46,767,784 and 9,094,674, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on September 24, 2020, are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE
John Wiley & Sons, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 26, 2020 (the “Original Filing Date”).  The sole purpose of this Amendment is to amend the Exhibits contained in Item 15(a)(3) of Part IV of the Original Filing to include Exhibit 4.1, Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended, which was inadvertently omitted in the Original Filing.
This Amendment is an exhibit-only filing.  Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.
Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.  Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as a part of this Annual Report on Form 10-K:
(1) Financial Statements
See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K.
(2) Financial Statement Schedule
See Schedule II - Valuation and Qualifying Accounts and Reserves - Years Ended April 30, 2020, 2019 and 2018 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable, or the amounts involved are not material.
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

3.5	Amended and Restated By-Laws dated as of September 2007 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2018).
4.1 *	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.
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

10.32	Employment Letter dated February 5, 2019 between Matthew Kissner, Group Executive, and the Company (incorporated by reference to the Company’s Report on Form 8-K filed on February 7, 2019).
21	List of Subsidiaries of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K filed on June 26, 2020).
23	Consent of KPMG LLP (incorporated by reference to the Company’s Annual Report on Form 10-K filed on June 26, 2020).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on June 26, 2020).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on June 26, 2020).
31.3 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on June 26, 2020).

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on June 26, 2020).

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

JOHN WILEY & SONS, INC.
(Company)

Dated: September 4, 2020	By:	/s/ Brian A. Napack
Brian A. Napack
President and Chief Executive Officer

	By:	/s/ John A. Kritzmacher
John A. Kritzmacher
Executive Vice President, Chief Financial Officer, and Interim Chief Accounting Officer