Form 10-Q
period 2020-07-31
JOHN WILEY & SONS, INC.
filed 2020-09-04
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

The number of shares outstanding of each of the Registrant’s classes of common stock as of August 31, 2020 were:

Class A, par value $1.00 – 46,920,390
Class B, par value $1.00 – 9,083,163

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

Index

ITEM 1. FINANCIAL STATEMENTS
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – UNAUDITED
In thousands

	July 31, 2020	April 30, 2020

Assets:
Current Assets
Cash and cash equivalents	$101,385	$202,464
Accounts receivable, net	282,412	309,384
Inventories, net	45,051	43,614
Prepaid expenses and other current assets	59,155	59,465
Total Current Assets	488,003	614,927

Product Development Assets, net	52,088	53,643
Royalty Advances, net	28,682	36,710
Technology, Property and Equipment, net	295,457	298,005
Intangible Assets, net	829,231	807,405
Goodwill	1,133,610	1,116,790
Operating Lease Right-of-Use Assets	139,798	142,716
Other Non-Current Assets	102,077	98,598
Total Assets	$3,068,946	$3,168,794

Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$52,556	$93,691
Accrued royalties	82,691	87,408
Short-term portion of long-term debt	10,938	9,375
Contract liabilities	408,954	520,214
Accrued employment costs	70,211	108,448
Accrued income taxes	181	13,728
Short-term portion of operating lease liabilities	20,647	21,810
Other accrued liabilities	69,958	72,595
Total Current Liabilities	716,136	927,269

Long-Term Debt	835,763	765,650
Accrued Pension Liability	183,284	187,969
Deferred Income Tax Liabilities	124,184	119,127
Operating Lease Liabilities	156,644	159,782
Other Long-Term Liabilities	79,190	75,373
Total Liabilities	2,095,201	2,235,170

Shareholders’ Equity
Preferred Stock, $1 par value: Authorized – 2 million, Issued - 0	—	—
Class A Common Stock, $1 par value: Authorized - 180 million, Issued 70,177 and 70,166 as of July 31, 2020 and April 30, 2020, respectively	70,177	70,166
Class B Common Stock, $1 par value: Authorized - 72 million, Issued 13,005 and 13,016 as of July 31, 2020 and April 30, 2020, respectively	13,005	13,016
Additional paid-in-capital	431,241	431,680
Retained earnings	1,775,813	1,780,129
Accumulated other comprehensive loss, net of tax	(534,118)	(575,497)
Less Treasury Shares At Cost (Class A - 23,259 and 23,405 as of July 31, 2020 and April 30, 2020, respectively; Class B - 3,920 and 3,920 as of July 31, 2020 and April 30, 2020, respectively)	(782,373)	(785,870)
Total Shareholders’ Equity	973,745	933,624
Total Liabilities and Shareholders' Equity	$3,068,946	$3,168,794

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended July 31,
	2020	2019
Revenue, net	$431,326	$423,530

Costs and Expenses
Cost of sales	144,809	143,096
Operating and administrative expenses	237,369	250,170
Restructuring and related charges	2,218	10,735
Amortization of intangibles	16,891	14,970
Total Costs and Expenses	401,287	418,971

Operating Income	30,039	4,559

Interest Expense	(4,614)	(6,077)
Foreign Exchange Transaction (Losses) Gains	(82)	2,652
Interest and Other Income	4,391	2,833

Income Before Taxes	29,734	3,967
Provision for Income Taxes	13,400	343

Net Income	$16,334	$3,624

Earnings Per Share
Basic	$0.29	$0.06
Diluted	$0.29	$0.06

Weighted Average Number of Common Shares Outstanding
Basic	55,912	56,536
Diluted	56,193	56,905

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED
Dollars in thousands

	Three Months Ended July 31,
	2020	2019
Net Income	$16,334	$3,624

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	46,853	(35,539)
Unamortized retirement (costs) credits, net of tax benefit (expense) of $1,705 and $(2,180), respectively	(5,665)	8,168
Unrealized gain on interest rate swaps, net of tax (expense) benefit of $(30) and $44, respectively	191	85
Total Other Comprehensive Income (Loss)	41,379	(27,286)

Comprehensive Income (Loss)	$57,713	$(23,662)

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Dollars in thousands

	Three Months Ended July 31,
	2020	2019
Operating Activities
Net income	$16,334	$3,624
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangibles	16,891	14,970
Amortization of product development assets	9,148	8,714
Depreciation and amortization of technology, property and equipment	23,468	18,535
Restructuring and related charges	2,218	10,735
Stock-based compensation expense	4,314	4,604
Employee retirement plan expense	4,033	1,841
Royalty advances	(28,952)	(25,687)
Earned royalty advances	40,125	33,886
Foreign exchange transaction losses (gains)	82	(2,652)
Other non-cash charges	15,285	3,750
Net change in operating assets and liabilities	(223,729)	(166,488)
Net Cash Used In Operating Activities	(120,783)	(94,168)
Investing Activities
Product development spending	(5,325)	(6,211)
Additions to technology, property and equipment	(18,964)	(24,202)
Businesses acquired in purchase transactions, net of cash acquired	(136)	(73,209)
Acquisitions of publication rights and other	(3,855)	(2,270)
Net Cash Used In Investing Activities	(28,280)	(105,892)
Financing Activities
Repayment of long-term debt	(139,331)	(10,400)
Borrowing of long-term debt	206,687	264,248
Payment of debt issuance costs	—	(3,957)
Purchase of treasury shares	—	(10,000)
Change in book overdrafts	(3,292)	(6,169)
Cash dividends	(19,261)	(19,252)
Net payments from exercise of stock options and other	(1,319)	(1,137)
Net Cash Provided By Financing Activities	43,484	213,333
Effects of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	4,500	(2,138)
Cash Reconciliation:
Cash and Cash Equivalents	202,464	92,890
Restricted cash included in Prepaid expenses and other current assets	583	658
Balance at Beginning of Period	203,047	93,548
(Decrease)/Increase for the Period	(101,079)	11,135
Cash and cash equivalents	101,385	104,025
Restricted cash included in Prepaid expenses and other current assets	583	658
Balance at End of Period	$101,968	$104,683
Cash Paid During the Period for:
Interest	$4,221	$5,410
Income taxes, net of refunds	$25,704	$11,484

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at April 30, 2020	$70,166	$13,016	$431,680	$1,780,129	$(575,497)	$(785,870)	$933,624
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	(1,390)	—	—	(1,390)
Restricted Shares Issued under Stock-based Compensation Plans	—	—	(5,121)	1	—	5,184	64
Net Proceeds (Payments) from Exercise of Stock Options and Other	—	—	368	—	—	(1,687)	(1,319)
Stock-based Compensation Expense	—	—	4,314	—	—	—	4,314
Class A Common Stock Dividends ($0.3425 per share)	—	—	—	(16,149)	—	—	(16,149)
Class B Common Stock Dividends ($0.3425 per share)	—	—	—	(3,112)	—	—	(3,112)
Common Stock Class Conversions	11	(11)	—	—	—	—	—
Comprehensive Income, Net of Tax	—	—	—	16,334	41,379	—	57,713
Balance at July 31, 2020	$70,177	$13,005	$431,241	$1,775,813	$(534,118)	$(782,373)	$973,745

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at April 30, 2019	$70,127	$13,055	$422,305	$1,931,074	$(508,738)	$(746,476)	$1,181,347
Restricted Shares Issued under Stock-based Compensation Plans	—	—	(2,112)	(1)	—	2,219	106
Net Proceeds (Payments) from Exercise of Stock Options and Other	—	—	107	—	—	(1,244)	(1,137)
Stock-based Compensation Expense	—	—	4,604	—	—	—	4,604
Purchase of Treasury Shares	—	—	—	—	—	(10,000)	(10,000)
Class A Common Stock Dividends ($0.34 per share)	—	—	—	(16,148)	—	—	(16,148)
Class B Common Stock Dividends ($0.34 per share)	—	—	—	(3,104)	—	—	(3,104)
Common Stock Class Conversions	12	(12)	—	—	—	—	—
Comprehensive Income (Loss), Net of Tax	—	—	—	3,624	(27,286)	—	(23,662)
Balance at July 31, 2019	$70,139	$13,043	$424,904	$1,915,445	$(536,024)	$(755,501)	$1,132,006

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

Our Unaudited Condensed Consolidated Financial Statements include all the accounts of the Company and our subsidiaries. We have eliminated all intercompany transactions and balances in consolidation. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Unaudited Condensed Consolidated Financial Condition, Results of Operations, Comprehensive Income and Cash Flows for the periods presented. Operating results for the interim period are not necessarily indicative of the results expected for the full year. All amounts are in thousands, except per share amounts, and approximate due to rounding. These financial statements should be read in conjunction with the most recent audited consolidated financial statements included in our Form 10-K for the fiscal year ended April 30, 2020 as filed with the SEC on June 26, 2020 (“2020 Form 10-K”).

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

Note 2 — Recent Accounting Standards

Recently Adopted Accounting Standards

Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted ASU 2018-15 on May 1, 2020 on a prospective basis. There was no impact to our consolidated financial statements at the date of adoption.

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 removes, modifies and added disclosures. We adopted ASU 2018-13 on May 1, 2020. There was no impact to our consolidated financial statements at the date of adoption.

Index

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” Subsequently, in May 2019, the FASB issued ASU 2019-05 - "Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief”, in April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” in November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” in November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” and in February 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)  (SEC Update)”. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses. ASU 2016-13, ASU 2019-05, ASU 2019-04, ASU 2018-19, ASU 2019-11 and ASU 2020-02 were effective for us on May 1, 2020, including interim periods within those fiscal periods, with early adoption permitted.

We adopted the new standard on May 1, 2020, with a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. Based on financial instruments currently held by us, the adoption of ASU 2016-13 primarily impacted our trade receivables, specifically our allowance for doubtful accounts. The adoption of the standard did not have an impact on our Unaudited Condensed Consolidated Statements of Income, or our Unaudited Condensed Consolidated Statements of Cash Flows. See the table below for further details on the immaterial impact to our Unaudited Condensed Consolidated Statements of Financial Position and Unaudited Condensed Consolidated Statements of Shareholders’ Equity.

We are exposed to credit losses through our accounts receivable with customers. Accounts Receivable, net is stated at amortized cost net of provision for credit losses. Our methodology to measure the provision for credit losses requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable including the impact of COVID-19, delinquency trends, aging behavior of receivables, credit and liquidity indicators for industry groups, customer classes or individual customers and reasonable and supportable forecasts of the economic conditions that may exist through the contractual life of the asset.  Our provision for credit losses is reviewed and revised periodically.  Our accounts receivable is evaluated on a pool basis that is based on customer groups with similar risk characteristics.  This includes consideration of the following factors to develop these pools; size of the customer, industry, geographical location, historical risk and types of services or products sold.

Our customer’s ability to pay is assessed through our internal credit review processes. Based on the dollar value of credit extended, we assess our customers' credit by reviewing the total expected receivable exposure, expected timing of payments and the customer’s established credit rating. In determining customer creditworthiness, we assess our customers' credit utilizing different resources including external credit validations and/or our own assessment through analysis of the customers' financial statements and review of trade/bank references. We also consider contract terms and conditions, country and political risk, and the customer's mix of products purchased in our evaluation. A credit limit is established for each customer based on the outcome of this review. Credit limits are periodically reviewed for existing customers and whenever an increase in the credit limit is being considered. When necessary, we utilize collection agencies and legal counsel to pursue recovery of defaulted receivables. We write off receivables only when deemed no longer collectible.

The following table presents the change in provision for credit losses, which is presented net in Accounts Receivable on our Unaudited Condensed Consolidated Statements of Financial Position for the period indicated:

Provision for Credit Losses
Balance as of April 30, 2020	$18,335
Adjustment due to adoption of new credit losses standard recorded as an adjustment to retained earnings	1,776
Current period provision	2,678
Amounts written off, less recoveries	(1,327)
Foreign exchange translation adjustments and other	(1,398)
Balance as of July 31, 2020	$20,064

Index

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock.  As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions.  In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on May 1, 2022, including interim periods within those fiscal years.  Adoption is either a modified retrospective method or a fully retrospective method of transition. We are currently assessing the impact the new guidance will have on our consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional guidance for a limited period of time to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.  This would apply to companies meeting certain criteria that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  This standard is effective for us immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently assessing the impact the new guidance will have on our consolidated financial statements.

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

Note 3 — Acquisitions

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

mthree’s revenue included in our Education Services segment results for the three months ended July 31, 2020 was $12.4 million.

Index

During the three months ended July 31, 2020, no revisions were made to the allocation of the consideration transferred to the assets acquired and liabilities assumed. We recorded the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date, which included a preliminary allocation of $82.6 million of goodwill allocated to the Education Services segment, and $56.8 million of intangible assets.

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

Zyante Inc.

On July 1, 2019, we completed the acquisition of Zyante Inc. (“zyBooks”), a leading provider of computer science and STEM education courseware. The results of operations of zyBooks is included in our Academic & Professional Learning segment results. The fair value of the consideration transferred at the acquisition date was $57.1 million which included $55.9 million of cash and $1.2 million of additional consideration to be paid after the acquisition date, inclusive of purchase price adjustments which were finalized in the three months ended January 31, 2020. The fair value of the cash consideration transferred after the acquisition date, that was paid during the three months ended July 31, 2020 was $0.1 million.

zyBooks incremental revenue included in our Academic & Professional Learning segment results for the three months ended July 31, 2020 was $1.3 million.

The allocation of the consideration transferred to the assets acquired and the liabilities assumed was final as of April 30, 2020. This included goodwill of $36.9 million allocated to the Academic & Professional Learning segment, and $24.5 million of intangible assets.

Other Acquisitions in Fiscal Year 2020

The preliminary fair value of cash consideration transferred during the year ended April 30, 2020 for all other acquisitions was approximately $48.5 million. These other acquisitions were accounted for using the acquisition method of accounting as of their respective acquisition dates.

During the three months ended July 31, 2020, a revision of $11.7 million from goodwill to intangibles assets was made to the allocation of the consideration transferred to the assets acquired and liabilities assumed for the Informatics and Madgex acquisitions, due to additional information obtained related to the third-party valuation. The excess purchase price over identifiable net tangible and intangible assets of $16.6 million has been recorded to Goodwill on our Condensed Consolidated Statements of Financial Position as of July 31, 2020, and $39.4 million of intangible assets subject to amortization have been recorded, including customer relationships, developed technology, content and trademarks that are being amortized over estimated weighted average useful lives of 7, 8, 10, and 10 years, respectively. The fair value assessed for the majority of the tangible assets acquired and liabilities assumed equaled their carrying value. Goodwill represents synergies and economies of scale expected from the combination of services. Goodwill of $8.5 million has been allocated to the Academic & Professional Learning segment, and $8.1 million has been allocated to the Research Publishing & Platforms segment. The incremental revenue for the three months ended July 31, 2020 related to these other acquisitions was approximately $2.3 million.

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

Index

On May 31, 2019, we completed the acquisition of certain assets of Knewton, Inc. (“Knewton”). Knewton is a provider of affordable courseware and adaptive learning technology. The results of Knewton are included in our Academic & Professional Learning segment results. The allocation of the consideration transferred to the assets acquired and the liabilities assumed for Knewton was final as of April 30, 2020.

We also completed in fiscal year 2020 the acquisition of two immaterial businesses, which are included in our Research Publishing & Platforms segment, one immaterial business included in our Academic & Professional Learning segment results and one immaterial business in our Education Services business.

Note 4 — Revenue Recognition, Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by segment and product type.

	Three Months Ended July 31,
	2020	2019
Research Publishing & Platforms:
Research Publishing	$230,464	$219,927
Research Platforms	10,346	9,448
Total Research Publishing & Platforms	240,810	229,375

Academic & Professional Learning:
Education Publishing	64,084	65,523
Professional Learning	62,829	79,335
Total Academic & Professional Learning	126,913	144,858

Education Services:
Education Services (1)	50,262	48,156
mthree (1)	13,341	1,141
Total Education Services	63,603	49,297

Total Revenue	$431,326	$423,530

(1)
In May 2020, we moved the IT bootcamp business acquired as part of The Learning House acquisition from Education Services to mthree. As a result, the prior period revenue related to the IT bootcamp business has been included in mthree. There were no changes to our total Education Services or our consolidated financial results.

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

The following table provides information about receivables and contract liabilities from contracts with customers.

	July 31, 2020	April 30, 2020	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$282,412	$309,384	$(26,972)
Contract liabilities (1)	408,954	520,214	(111,260)
Contract liabilities (included in Other Long-Term Liabilities)	$15,357	$14,949	$408

(1)	The sales return reserve recorded in Contract Liabilities is $39.4 million and $32.8 million, as of July 31, 2020 and April 30, 2020, respectively.

Index

For the three months ended July 31, 2020, we estimate that we recognized revenue of approximately 38% that was included in the current contract liability at April 30, 2020.

The decrease in contract liabilities as of July 31, 2020 was driven by revenue earned primarily on journal subscriptions, open access and comprehensive agreements, and test preparation and certification offerings, partially offset by renewals of journal subscription agreements, and comprehensive agreements, and the impact of foreign exchange.

Remaining Performance Obligations included in Contract Liability

As of July 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $424.3 million, which included the sales return reserve of $39.4 million. Excluding the sales return reserve, we expect that approximately $369.5 million will be recognized in the next twelve months with the remaining $15.4 million to be recognized thereafter.

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

Our assets associated with incremental costs to fulfill a contract were $11.6 million and $11.5 million at July 31, 2020 and April 30, 2020, respectively, and are included within Other Non-Current Assets on our Unaudited Condensed Consolidated Statements of Financial Position. We recorded amortization expense of $1.2 million and $1.0 million during the three months ended July 31, 2020 and 2019, respectively, related to these assets within Cost of Sales on our Unaudited Condensed Consolidated Statements of Income.

Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Academic & Professional Learning segment, occur before the transfer of control of the related goods. Therefore, in accordance with the revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are primarily reflected in Operating and Administrative Expenses on our Unaudited Condensed Consolidated Statements of Income. We incurred $6.7 million and $7.4 million in shipping and handling costs in the three months ended July 31, 2020 and 2019, respectively.

Note 5 — Operating Leases

We have contractual obligations as a lessee with respect to offices, warehouses and distribution centers, automobiles, and office equipment.

We determine if an arrangement is a lease at inception of the contract in accordance with guidance detailed in the lease standard and we perform the lease classification test as of the lease commencement date. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.

The present value of the lease payments is calculated using an incremental borrowing rate, which was determined based on the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use an unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate.

Under the leasing standard, leases that are more than one year in duration are capitalized and recorded on our Unaudited Condensed Consolidated Statements of Financial Position. Some of our leases offer an option to extend the term of such leases. We utilize the reasonably certain threshold criteria in determining which options we will exercise. Furthermore, some of our lease payments are based on index rates with minimum annual increases. These represent fixed payments and are captured in the future minimum lease payments calculation.

Index

For operating leases, the ROU assets and lease liabilities are presented on our Unaudited Condensed Consolidated Statement of Financial Position as follows:

	July 31, 2020	April 30, 2020
Operating lease right-of-use assets	$139,798	$142,716
Short-term portion of operating lease liabilities	20,647	21,810
Operating lease liabilities, non-current	$156,644	$159,782

During the three months ended July 31, 2020, we added $0.3 million to the ROU assets and $0.3 million to the operating lease liabilities due to new leases as well as modifications and remeasurements to our existing operating leases.

Our total net lease costs are as follows:

	Three Months Ended July 31,
	2020	2019
Operating lease cost	$6,635	$6,861
Variable lease cost	521	1,203
Short-term lease cost	88	—
Sublease income	(170)	(523)
Total net lease cost (1)	$7,074	$7,541

(1)
Total net lease cost does not include those costs included in Restructuring and Related Charges on our Unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring and Related Charges” for more information on these programs.

Other supplemental information includes the following for our operating leases:

	Three Months Ended July 31,
	2020	2019
Weighted-average remaining contractual lease term (years)	10	10

Weighted-average discount rate	5.89%	5.82%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,974	$7,300

Index

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in our Unaudited Condensed Consolidated Statement of Financial Position as of July 31, 2020:

Fiscal Year	Operating Lease Liabilities
2021 (remaining 9 months)	$23,531
2022	27,903
2023	25,038
2024	23,526
2025	22,233
Thereafter	114,078
Total future undiscounted minimum lease payments	236,309

Less: Imputed interest	59,018

Present Value of Minimum Lease Payments	177,291

Less: Current portion	20,647

Noncurrent portion	$156,644

Note 6 — Stock-Based Compensation

We have stock-based compensation plans under which employees may be granted performance-based stock awards and other restricted stock awards.  Prior to fiscal year 2017, we also granted options to purchase shares of our common stock at the fair market value at the time of grant. We recognize the grant date fair value of stock-based compensation in net income on a straight-line basis, net of estimated forfeitures over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended July 31, 2020 and 2019, we recognized stock-based compensation expense, on a pre-tax basis, of $4.3 million and $4.6 million, respectively.

The following table summarizes restricted stock awards we granted to employees (shares in thousands):

	Three Months Ended July 31,
	2020	2019
Restricted Stock:
Awards granted	358	500
Weighted average fair value of grant	$38.88	$45.31

Index

Note 7 — Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three months ended July 31, 2020 and 2019 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total
Balance at April 30, 2020	$(340,703)	$(227,920)	$(6,874)	$(575,497)
Other comprehensive income (loss) before reclassifications	46,853	(7,190)	(669)	38,994
Amounts reclassified from Accumulated Other Comprehensive Loss	—	1,525	860	2,385
Total other comprehensive (loss) income	46,853	(5,665)	191	41,379
Balance at July 31, 2020	$(293,850)	$(233,585)	$(6,683)	$(534,118)

Balance at April 30, 2019	$(312,107)	$(196,057)	$(574)	$(508,738)
Other comprehensive (loss) income before reclassifications	(35,539)	7,130	328	(28,081)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	1,038	(243)	795
Total other comprehensive (loss) income	(35,539)	8,168	85	(27,286)
Balance at July 31, 2019	$(347,646)	$(187,889)	$(489)	$(536,024)

During the three months ended July 31, 2020 and 2019, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $1.9 million and $1.3 million, respectively, were amortized from Accumulated Other Comprehensive Loss and recognized as pension and post-retirement benefit expense primarily in Operating and Administrative Expenses and Interest and Other Income on our Unaudited Condensed Consolidated Statements of Income.

Note 8 — Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share follows:

	Three Months Ended July 31,
	2020	2019
Weighted average shares outstanding	55,916	56,564
Less: Unvested restricted shares	(4)	(28)
Shares used for basic earnings per share	55,912	56,536
Dilutive effect of unvested restricted stock units and other stock awards	281	369
Shares used for diluted earnings per share	56,193	56,905

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 201,743 and 252,704 shares of Class A Common Stock have been excluded for the three months ended July 31, 2020 and 2019, respectively.

There were no restricted shares excluded in the calculation of diluted earnings per share for the three months ended July 31, 2020 and 2019.

Warrants to purchase 528,452 and 511,094 shares of Class A Common Stock have been excluded in the calculation of diluted earnings per share for the three months ended July 31, 2020 and 2019, respectively as their inclusion would have been anti-dilutive.

Index

Note 9 — Restructuring and Related Charges

Business Optimization Program

Beginning in fiscal year 2020, we initiated a multi-year Business Optimization Program (the “Business Optimization Program”) to drive efficiency improvement and operating savings.

The following tables summarize the pre-tax restructuring charges (credits) related to this program:

	Three Months Ended July 31,		Total Charges
	2020	2019	Incurred to Date
Charges (Credits) by Segment:
Research Publishing & Platforms	$(197)	$2,636	$3,349
Academic & Professional Learning	(227)	2,777	10,248
Education Services	139	2,192	3,913
Corporate Expenses	2,470	3,265	17,488
Total Restructuring and Related Charges	$2,185	$10,870	$34,998

Charges by Activity:
Severance and termination benefits	$1,110	$10,709	$27,974
Operating lease right-of-use asset impairment	—	161	161
Facility related charges	1,075	—	5,061
Other activities	—	—	1,802
Total Restructuring and Related Charges	$2,185	$10,870	$34,998

The following table summarizes the activity for the Business Optimization Program liability for the three months ended July 31, 2020:

	April 30, 2020	Charges	Payments	Foreign Translation & Other Adjustments	July 31, 2020
Severance and termination benefits	$17,632	$1,110	$(6,966)	$478	$12,254
Other activities	430	—	(206)	(2)	222
Total	$18,062	$1,110	$(7,172)	$476	$12,476

Approximately $12.0 million of the restructuring liability for accrued severance and termination benefits is reflected in Accrued Employment Costs and approximately $0.3 million is reflected in Other Long-Term Liabilities on our Unaudited Condensed Consolidated Statement of Financial Position.

The amount included in Other Long-Term Liabilities that relates to severance and termination benefits is expected to be paid in the year ended April 30, 2022.

The restructuring liability as of July 31, 2020 for other activities is reflected in Other Accrued Liabilities on our Unaudited Condensed Consolidated Statement of Financial Position.

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

Index

The following tables summarize the pre-tax restructuring charges (credits) related to this program:

	Three Months Ended July 31,		Total Charges
	2020	2019	Incurred to Date
Charges (Credits) by Segment:
Research Publishing & Platforms	$—	$(16)	$26,884
Academic & Professional Learning	260	28	43,094
Education Services	—	(103)	3,764
Corporate Expenses	(227)	(44)	95,713
Total Restructuring and Related Charges (Credits)	$33	$(135)	$169,455

Charges (Credits) by Activity:
Severance and termination benefits	$33	$(350)	$116,042
Consulting and contract termination costs	—	—	20,984
Other activities	—	215	32,429
Total Restructuring and Related Charges (Credits)	$33	$(135)	$169,455

The credits in severance and termination benefits activities for the three months ended July 31, 2019 primarily reflect changes in the number of headcount reductions and estimates for previously accrued benefit costs. Other activities for the three months ended July 31, 2019 include facility related costs.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the three months ended July 31, 2020:

	April 30, 2020	Charges	Payments	Foreign Translation & Other Adjustments	July 31, 2020
Severance and termination benefits	$1,360	$33	$(888)	$62	$567
Other activities	230	—	—	128	358
Total	$1,590	$33	$(888)	$190	$925

The restructuring liability as of July 31, 2020 for accrued severance and termination benefits is reflected in Accrued Employment Costs on our Unaudited Condensed Consolidated Statement of Financial Position.

The restructuring liability as of July 31, 2020 of $0.4 million of other activities are reflected in Other Long-Term Liabilities on our Unaudited Condensed Consolidated Statement of Financial Position and mainly relate to facility related costs. The amount included in Other Long-Term Liabilities is expected to be paid in the year ended April 30, 2022.

We currently do not anticipate any further material charges related to the Restructuring and Reinvestment Program.

Index

Note 10 — Segment Information

We report our segment information in accordance with the provisions of FASB ASC Topic 280, “Segment Reporting”. These segments reflect the way our chief operating decision maker evaluates our business performance and manages the operations.

Segment information is as follows:

	Three Months Ended July 31,
	2020	2019
Revenue:
Research Publishing & Platforms	$240,810	$229,375
Academic & Professional Learning	126,913	144,858
Education Services	63,603	49,297
Total Revenue	$431,326	$423,530

Contribution to Profit:
Research Publishing & Platforms	$69,818	$55,646
Academic & Professional Learning	(380)	4,911
Education Services	558	(7,199)
Total Contribution to Profit	69,996	53,358
Corporate Expenses	(39,957)	(48,799)
Operating Income	$30,039	$4,559

Adjusted Contribution to Profit: (1)
Research Publishing & Platforms	$69,621	$58,266
Academic & Professional Learning	(347)	7,716
Education Services	697	(5,110)
Total Adjusted Contribution to Profit	69,971	60,872
Adjusted Corporate Expenses	(37,714)	(45,578)
Total Adjusted Operating Income	$32,257	$15,294

Depreciation and Amortization:
Research Publishing & Platforms	$19,701	$17,153
Academic & Professional Learning	18,804	16,524
Education Services	7,279	5,498
Total Depreciation and Amortization	45,784	39,175
Corporate Depreciation and Amortization	3,723	3,044
Total Depreciation and Amortization	$49,507	$42,219

Adjusted EBITDA:(2)
Research Publishing & Platforms	$89,322	$75,419
Academic & Professional Learning	18,457	24,240
Education Services	7,976	388
Total Segment Adjusted EBITDA	115,755	100,047
Corporate Adjusted EBITDA	(33,991)	(42,534)
Total Adjusted EBITDA	$81,764	$57,513

(1)	Adjusted Contribution to Profit is Contribution to Profit adjusted for restructuring charges (credits). See Note 9, “Restructuring and Related Charges” for these charges (credits) by segment.
(2)	Adjusted EBITDA is Adjusted Contribution to Profit with depreciation and amortization added back.

Index

The following table shows a reconciliation of our consolidated U.S. GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended July 31,
	2020	2019
Net Income	$16,334	$3,624
Interest expense	4,614	6,077
Provision for income taxes	13,400	343
Depreciation and amortization	49,507	42,219
Non-GAAP EBITDA	$83,855	$52,263
Restructuring and related charges	2,218	10,735
Foreign exchange transaction losses (gains)	82	(2,652)
Interest and other income	(4,391)	(2,833)
Non-GAAP Adjusted EBITDA	$81,764	$57,513

Note 11 — Inventories

Inventories, net consisted of the following:

	July 31, 2020	April 30, 2020
Finished Goods	$34,975	$36,014
Work-in-Process	1,688	1,398
Paper and Other Materials	312	331
Total Inventories Before Estimated Sales Returns and LIFO Reserve	$36,975	$37,743
Inventory Value of Estimated Sales Returns	10,967	8,686
LIFO Reserve	(2,891)	(2,815)
Total Inventories	$45,051	$43,614

Note 12 — Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill by segment as of July 31, 2020:

	April 30, 2020	Acquisitions (1)	Foreign Translation Adjustment	July 31, 2020
Research Publishing & Platforms	$448,130	$(11,212)	$15,490	$452,408
Academic & Professional Learning	501,091	—	8,794	509,885
Education Services	167,569	—	3,748	171,317
Total	$1,116,790	$(11,212)	$28,032	$1,133,610

(1)
Refer to Note 3, “Acquisitions,” for more information related to the acquisitions that occurred in fiscal year 2020, and the revisions that were made to the allocation of the consideration transferred to the assets acquired and liabilities assumed during the three months ended July 31, 2020.

Index

Intangible Assets

Intangible assets, net were as follows:

	July 31, 2020	April 30, 2020
Intangible Assets with Definite Lives, net:
Content and Publishing Rights (1)	$366,888	$362,106
Customer Relationships (1)	284,433	290,418
Developed Technology (1)	28,734	13,111
Brands and Trademarks (1)	20,371	20,188
Covenants not to Compete	197	246
Total	700,623	686,069
Intangible Assets with Indefinite Lives:
Brands and Trademarks	37,000	37,000
Publishing Rights	91,608	84,336
Total	128,608	121,336
Total Intangible Assets, Net	$829,231	$807,405

(1)
Refer to Note 3, “Acquisitions,” for more information related to the acquisitions that occurred in fiscal year 2020 and the revisions that were made to the allocation of the consideration transferred to the assets acquired and liabilities assumed during the three months ended July 31, 2020.

Note 13 — Income Taxes

The effective tax rate for the three months ended July 31, 2020 was 45.1% compared to 8.6% for the three months ended July 31, 2019. The rate for the three months ended July 31, 2020 was greater than the rate for the corresponding prior period due to an increase in the UK statutory rate discussed below and a $0.5 million discrete item relating to compensation deductions from restricted stock which vested at lower values than the values at time of grant.

During the first quarter of fiscal 2021, the U.K. officially enacted legislation that increased its statutory rate from 17% to 19%. This resulted in a $6.7 million non-cash deferred tax expense from the re-measurement of our applicable U.K. net deferred tax liabilities.

Note 14 — Retirement Plans

The components of net pension income for the defined benefit plans were as follows:

	Three Months Ended July 31,
	2020	2019
Service cost	$333	$224
Interest cost	4,521	5,834
Expected return on plan assets	(9,378)	(10,059)
Amortization of prior service cost	(25)	(19)
Amortization of net actuarial loss	1,987	1,600
Net pension income	$(2,562)	$(2,420)

The service cost component of net pension income is reflected in Operating and Administrative Expenses on our Unaudited Condensed Consolidated Statements of Income. The other components of net benefit costs are reported separately from the service cost component and below Operating Income. Such amounts are reflected in Interest and Other Income on our Unaudited Condensed Consolidated Statements of Income.

Employer defined benefit pension plan contributions were $5.1 million and $4.7 million for the three months ended July 31, 2020 and 2019, respectively.

Index

Defined Contribution Savings Plans

The expense for employer defined contribution savings plans was $6.6 million and $4.3 million for the three months ended July 31, 2020 and 2019, respectively.

Note 15 — Debt and Available Credit Facilities

Our total debt outstanding consisted of the amounts set forth in the following table:

	July 31, 2020	April 30, 2020
Short-term portion of long-term debt (1)	$10,938	$9,375

Term loan A - Amended and Restated RCA (2)	232,179	235,263
Revolving credit facility - Amended and Restated RCA	603,584	530,387
Total long-term debt, less current portion	835,763	765,650

Total Debt	$846,701	$775,025

(1)	Relates to our term loan A under the Amended and Restated RCA.
(2)	Amounts are shown net of unamortized issuance costs of $0.6 million as of July 31, 2020 and $0.7 million as of April 30, 2020.

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

The Amended and Restated RCA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of July 31, 2020.

In the three months ended July 31, 2019, we incurred an immaterial loss on the write-off of unamortized deferred costs in connection with the refinancing of our revolving credit agreement at that time which is reflected in Interest and Other Income on our Unaudited Condensed Consolidated Statements of Income for the three months ended July 31, 2019.

In the three months ended July 31, 2019, we incurred $4.0 million of costs related to the Amended and Restated RCA which resulted in total costs capitalized of $5.2 million. The amount related to the term loan A facility was $0.9 million, consisting of $0.8 million of lender fees and recorded as a reduction to Long-Term Debt and $0.1 million of non-lender fees included in Other Non-Current Assets on our Unaudited Condensed Consolidated Statement of Financial Position. The amount related to the five-year revolving credit facility was $4.3 million, all of which is included in Other Non-Current Assets on our Unaudited Condensed Consolidated Statement of Financial Position.

The amortization expense of the lender and non-lender fees is recognized over the five-year term of the Amended and Restated RCA. Total amortization expense in the three months ended July 31, 2020 and 2019 was $0.3 million and $0.2 million respectively, and is included in Interest Expense on our Unaudited Condensed Consolidated Statement of Income.

Index

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

Interest Rate Contracts

As of July 31, 2020, we had total debt outstanding of $846.7 million, net of unamortized issuance costs of $0.6 million of which $847.3 million are variable rate loans outstanding under the Amended and Restated RCA, which approximated fair value.

We had outstanding interest rate swap agreements with combined notional amounts of $300.0 million as of July 31, 2020 and April 30, 2020. These agreements were accounted for as cash flow hedges which fixed a portion of the variable interest due on our Amended and Restated RCA.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of July 31, 2020 and April 30, 2020 was a deferred loss of $8.2 million and $8.3 million, respectively. Based on the maturity dates of the contracts, the entire deferred loss as of July 31, 2020 and  April 30, 2020 was recorded within Other Long-Term Liabilities. The pre-tax (losses) gains that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended July 31, 2020 and 2019 were $(0.9) million and $0.2 million, respectively.

Foreign Currency Contracts

We may enter into forward exchange contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction (Losses) Gains on our Unaudited Condensed Consolidated Statements of Income and carried at their fair value on our Unaudited Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction (Losses) Gains on our Unaudited Condensed Consolidated Statements of Income.

As of July 31, 2020, and April 30, 2020, we did not maintain any open forward exchange contracts. In addition, we did not maintain any open forward contracts during the three months ended July 31, 2020 and 2019.

Note 17 — Capital Stock and Changes in Capital Accounts

Share Repurchases

The following table summarizes the shares repurchased of Class A Common Stock for the three months ended July 31, 2019. There were no share repurchases during the three months ended July 31, 2020.

Three Months Ended July 31, 2019
Shares Repurchased	217,511
Average Price	$45.97

Dividends

The following table summarizes the cash dividends paid during the three months ended July 31, 2020:

Date of Declaration by Board of Directors	Quarterly Cash Dividend	Total Dividend	Class of Common Stock	Dividend Paid Date	Shareholders of Record as of Date
June 25, 2020	$0.3425 per common share	$19.2 million	Class A and Class B	July 22, 2020	July 7, 2020

Index

Changes in Common Stock

The following is a summary of changes during the three months ended July 31, in shares of our common stock and common stock in treasury (shares in thousands):

Changes in Common Stock A:	2020	2019
Number of shares, beginning of year	70,166	70,127
Common stock class conversions	11	12
Number of shares issued, end of period	70,177	70,139

Changes in Common Stock A in treasury:
Number of shares held, beginning of year	23,405	22,634
Purchase of treasury shares	—	218
Restricted shares issued under stock-based compensation plans - non-PSU Awards	(94)	(36)
Restricted shares issued under stock-based compensation plans - PSU Awards	(86)	(43)
Restricted shares, forfeited	—	1
Restricted shares issued from exercise of stock options	(33)	(12)
Shares withheld for taxes	67	33
Number of shares held, end of period	23,259	22,795
Number of Common Stock A outstanding, end of period	46,918	47,344

Changes in Common Stock B:	2020	2019
Number of shares, beginning of year	13,016	13,055
Common stock class conversions	(11)	(12)
Number of shares issued, end of period	13,005	13,043

Changes in Common Stock B in treasury:
Number of shares held, beginning of year	3,920	3,918
Number of shares held, end of period	3,920	3,918
Number of Common Stock B outstanding, end of period	9,085	9,125

Note 18 — Commitments and Contingencies

We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of July 31, 2020, will not have a material effect upon our Unaudited Condensed Consolidated Statements of Financial Position or Unaudited Condensed Consolidated Statements of Income.

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our Condensed Consolidated Financial Statements and related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2020 Form 10-K and our Consolidated Financial Statements and related notes set forth in Item 8 of Part II of our 2020 Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in thousands, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Unaudited Condensed Consolidated Financial Statements,” unless the context indicates otherwise.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JULY 31, 2020

CONSOLIDATED OPERATING RESULTS

Revenue:

Revenue for the three months ended July 31, 2020 increased $7.8 million, or 2%, as compared with the prior year. On a constant currency basis, revenue increased 2% as compared with the prior year. This increase was mainly driven by the following factors:
●	an increase of $14.5 million in Education Services, primarily due to the contributions from mthree, which was acquired in January 2020; and
●	an increase of $12.7 million in Research Publishing & Platforms.

These increases were partially offset by a decline of $17.1 million in Academic & Professional Learning.

Excluding the inorganic impact of acquisitions, revenue on a constant currency basis decreased 1%.

See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.

Cost of Sales:

Cost of sales for the three months ended July 31, 2020 increased $1.7 million, or 1%, as compared with the prior year.  On a constant currency basis, cost of sales increased 2% as compared with the prior year. This increase was primarily due to employment related costs in Education Services, primarily due to the incremental impact from the acquisition of mthree; and to a lesser extent, an increase in royalty costs, partially offset by lower inventory costs in Academic & Professional Learning.

Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended July 31, 2020 decreased $12.8 million, or 5%, as compared with the prior year. On a constant currency basis, operating and administrative expenses decreased 4% as compared with the prior year primarily reflecting lower discretionary spending and employee-related costs and, to a lesser extent, lower professional fees associated with strategic planning. These factors were partially offset by an increase in other administrative related costs, primarily due to the incremental impact of the acquisition of mthree.

Restructuring and Related Charges:

Business Optimization Program

For the three months ended July 31, 2020, we recorded pre-tax restructuring charges of $2.2 million related to this program compared with the prior year of $10.9 million. These charges are reflected in Restructuring and Related Charges in our Unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring and Related Charges” for more details on these charges.

We anticipate our restructuring actions to generate annual gross savings of $130 million over the three-year period. The majority of the savings will be reinvested in the Company to drive and sustain profitable revenue growth.

Index

Restructuring and Reinvestment Program

For the three months ended July 31, 2020 we recorded minimal charges and for the three months ended July 31, 2019, we recorded pre-tax restructuring credits of $0.1 million, related to this program. These charges and credits are reflected in Restructuring and Related Charges in our Unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring and Related Charges” for more details on these charges.

For the impact of both of our restructuring programs on diluted earnings per share, see the section below, “Diluted Earnings per Share (“EPS”).”

Amortization of Intangibles:

Amortization of intangibles was $16.9 million for the three months ended July 31, 2020, an increase of $1.9 million, or 13%, as compared with the prior year on a reported and on a constant currency basis. The increase in amortization was due to the intangibles acquired as part of the acquisitions completed in fiscal year 2020, partially offset by a decrease due to the completion of amortization of certain acquired intangible assets. See Note 3, “Acquisitions” for more details on these transactions.

Operating Income:

Operating income for the three months ended July 31, 2020 was $30.0 million compared with the prior year of $4.6 million. On a constant currency basis and excluding restructuring charges, Adjusted EBITDA increased 42%. The increase in operating income and Adjusted EBITDA was primarily due to higher revenue and lower operating and administrative expenses as described above.

Interest Expense:

Interest expense for the three months ended July 31, 2020 was $4.6 million compared with the prior year of $6.1 million. This decrease was due to a lower weighted average effective borrowing rate, partially offset by higher average debt balances outstanding, which included borrowings for the funding of acquisitions in fiscal year 2020.

Foreign Exchange Transaction (Losses) Gains:

Foreign exchange transaction losses were $0.1 million for the three months ended July 31, 2020 and were primarily due to losses on our third-party receivable and payable balances, offset by gains on our intercompany accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the U.S. dollar.

Foreign exchange transaction gains were $2.7 million for the three months ended July 31, 2019 and were primarily due to the net impact of the change in average foreign exchange rates as compared to the U.S. dollar on our third-party accounts receivable and payable balances.

Provision for Income Taxes:

The effective tax rate for the three months ended July 31, 2020 was 45.1%, compared to 8.6% for the three months ended July 31, 2019. The rate for the three months ended July 31, 2020 was greater than the rate for the corresponding prior period due to an increase in the UK statutory rate discussed below and a $0.5 million discrete item relating to compensation deductions from restricted stock which vested at lower values than the values at time of grant. Excluding the tax impact of the adjustments to Non-GAAP Adjusted EPS, discussed below, the effective tax rate was 22.5% for the three months ended July 31, 2020 compared to 20.1% for the three months ended July 31, 2019. This increase was due to the discrete item related to the compensation deductions mentioned above.

During the first quarter of fiscal 2021, the U.K. officially enacted legislation that increased its statutory rate from 17% to 19%. This resulted in a $6.7 million non-cash deferred tax expense from the re-measurement of our applicable U.K. net deferred tax liabilities.

Diluted Earnings per Share (“EPS”):

EPS for the three months ended July 31, 2020 was $0.29 per share compared with $0.06 per share for the three months ended July 31, 2019.

Index

Below is a reconciliation of our U.S. GAAP EPS to Non-GAAP Adjusted EPS:

	Three Months Ended July 31,
	2020	2019
U.S. GAAP EPS	$0.29	$	$ $ 0.06
Adjustments:
Restructuring and related charges	0.03		0.14
Foreign exchange (gains) losses on intercompany transactions	(0.02)		0.01
Impact of increase in U.K. statutory rate on deferred tax balances in fiscal year 2021	0.12		—
Non-GAAP Adjusted EPS	$0.42	$	$ $ 0.21

On a constant currency basis, Adjusted EPS increased 124% primarily due to an increase in Adjusted EBITDA.

SEGMENT OPERATING RESULTS

	Three Months Ended July 31,			Constant Currency
RESEARCH PUBLISHING & PLATFORMS:	2020	2019	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Research Publishing	$230,464	$219,927	5%	5%
Research Platforms	10,346	9,448	10%	10%
Total Research Publishing & Platforms Revenue	240,810	229,375	5%	6%

Cost of Sales	65,701	64,097	(3)%	(3)%
Operating Expenses	97,821	99,548	2%	1%
Amortization of Intangibles	7,667	7,464	(3)%	(4)%
Restructuring (Credits) Charges (see Note 9)	(197)	2,620	#	#

Contribution to Profit	69,818	55,646	25%	26%
Restructuring (Credits) Charges (see Note 9)	(197)	2,620
Adjusted Contribution to Profit	69,621	58,266	19%	20%
Depreciation and amortization	19,701	17,153
Adjusted EBITDA	$89,322	$75,419	18%	19%
Adjusted EBITDA Margin	37.1%	32.9%

# Not meaningful

Revenue:

Research Publishing & Platforms revenue for the three months ended July 31, 2020 increased $11.4 million, or 5% as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 6% as compared with the prior year. This increase was primarily due to continued growth in Open Access in Research Publishing primarily due to growth in comprehensive “read and publish” agreements, and to a lesser extent, due to the contribution from acquisitions. In addition, approximately $4.0 million, or 2% of revenue for the three months ended July 31, 2020 reflected COVID-19 related delays in renewing certain journal subscriptions agreements, which would have typically been completed in the fourth quarter of 2020.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 19% as compared with the prior year. This increase was primarily due to higher revenues, and lower discretionary spending.

Index

Society Partnerships:

For the three months ended July 31, 2020:
●	3 new society contracts were signed with a combined annual revenue of approximately $13.4 million,
●	24 society contracts were renewed with a combined annual revenue of approximately $31.3 million,
●	3 society contracts were not renewed with a combined annual revenue of approximately $0.4 million.

	Three Months Ended July 31,			Constant Currency
ACADEMIC & PROFESSIONAL LEARNING:	2020	2019	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Education Publishing	$64,084	$65,523	(2)%	(2)%
Professional Learning	62,829	79,335	(21)%	(20)%
Total Academic & Professional Learning	126,913	144,858	(12)%	(12)%

Cost of Sales	36,788	43,814	16%	16%
Operating Expenses	86,334	89,530	4%	3%
Amortization of Intangibles	4,138	3,798	(9)%	(9)%
Restructuring Charges (see Note 9)	33	2,805	99%	99%

Contribution to Profit	(380)	4,911	#	#
Restructuring Charges (see Note 9)	33	2,805
Adjusted Contribution to Profit	(347)	7,716	#	#
Depreciation and amortization	18,804	16,524
Adjusted EBITDA	$18,457	$24,240	(24)%	(23)%
Adjusted EBITDA Margin	14.5%	16.7%

# Not meaningful

Revenue:

Academic & Professional Learning revenue decreased $17.9 million, or 12%, as compared with the prior year on a reported and constant currency basis.  Excluding revenue from our zyBooks and Knewton acquisitions, organic revenue declined 13% on a constant currency basis. This decrease was primarily due to the continued decline in print book publishing reflecting continuing market conditions. Also contributing to this decrease was the adverse impact of COVID-19 related retail closures, cancelled exams, and the decline in classroom dependent corporate training due to continued office closures and cancellations of in-person engagements. In Education Publishing, growth in digital content and courseware offerings has been accelerated by the impact of COVID-19 and an increase in virtual school sessions.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 23% as compared with the prior year. This decrease reflected revenue performance, partially offset by lower discretionary spending.

Index

	Three Months Ended July 31,			Constant Currency
EDUCATION SERVICES:	2020	2019	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Education Services (1)	$50,262	$48,156	4%	4%
mthree (1)	13,341	1,141	#	#
Total Education Services Revenue	63,603	49,297	29%	29%

Cost of Sales	42,318	35,185	(20)%	(21)%
Operating Expenses	15,501	15,514	—	—
Amortization of Intangibles	5,087	3,708	(37)%	(38)%
Restructuring Charges (see Note 9)	139	2,089	93%	93%

Contribution to Profit	558	(7,199)	#	#
Restructuring Charges (see Note 9)	139	2,089
Adjusted Contribution to Profit	697	(5,110)	#	#
Depreciation and amortization	7,279	5,498
Adjusted EBITDA	$7,976	$388	#	#
Adjusted EBITDA Margin	12.5%	0.8%

# Not meaningful

(1)
In May 2020, we moved the IT bootcamp business acquired as part of The Learning House acquisition from Education Services to mthree. As a result, the prior period revenue related to the IT bootcamp business has been included in mthree. There were no changes to our total Education Services or our consolidated financial results. The inorganic revenue from mthree in the three months ended July 31, 2020 was $12.4 million.

Revenue:

Education Services revenue increased $14.3 million, or 29% as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 29% as compared with the prior year. Excluding revenue from acquisitions, organic revenue increased 4% on a constant currency basis mainly driven by an increase in online program management services.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased $7.6 million as compared with the prior year. This was due to higher revenue, and business optimization savings, notably improvements in student acquisition costs.

Education Services Partners:

As of July 31, 2020 and 2019, Wiley had 67 university partners under contract.

CORPORATE EXPENSES:
Corporate expenses for the three months ended July 31, 2020 decreased 18% to $40.0 million as compared with the prior year. On a constant currency basis and excluding restructuring charges, these expenses decreased 16%. This decrease was primarily due to a decrease in employee-related costs and, to a lesser extent, lower professional fees related to strategic planning. These factors were partially offset by an increase in legal related costs.

Index

FISCAL YEAR 2021 OUTLOOK:

COVID-19 continues to disrupt the global economy, and this has impacted Wiley’s more traditional revenue sources, such as physical books, test prep, and in-person training.  At the same time, the pandemic is accelerating opportunities in open research and online education, with strong underlying momentum in Research article output and content consumption, online enrollment, and digital courseware.  However, given the continued uncertainty with university budgets and student enrollment, Wiley cannot confidently predict the extent or duration of the impact of the pandemic on its operating results and therefore has not provided a specific fiscal year 2021 outlook.
•
In Research Publishing & Platforms, the Company anticipates that COVID-related budget constraints at libraries will result in pricing pressure for 2021, but it is too early to quantify.  This pressure is expected to be offset by continued strong growth in open access, research platforms and corporate solutions should offset this pressure.

•
In Academic & Professional Learning, print book sales will continue to be challenged by COVID lockdowns and enrollment declines, while digital content and courseware will continue to grow strongly.  Recovery in test prep and corporate training will be dependent on the reopening of physical sites.

•
In Education Services, universities continue to operate in a hybrid or virtual learning environment while dealing with financial shortfalls related to COVID-related enrollment declines. While navigating through this uncertainty, the Company is encouraged by enrollment trends, new partner opportunities, and expansion of existing partners.

The Company is implementing cost reduction and efficiency initiatives to mitigate the adverse impacts of the economic downturn and improve its agility and efficiency.  These programs are company-wide and include optimizing content development workflows, streamlining our customer support operations and achieving benchmark efficiency levels for corporate support functions, such as HR and Finance.
•
In the fourth quarter of fiscal year 2020, Wiley recorded a $15 million restructuring charge for actions that will generate annual run rate savings of approximately $30 million.  Additional cost savings actions are anticipated in fiscal year 2021.

•
The Company announced on June 11, 2020  that the Executive Leadership Team (ELT) and the CEO, along with the Board of Directors, agreed to six-month base pay reductions, ranging from 15% of the base salary of the ELT to 30% of the base salary of the CEO.

•	Discretionary spending controls have been implemented across the Company.
•	Wiley is reviewing its real estate portfolio for targeted rationalization, given success to date and working from home and the potential workforce benefits.
•
Wiley is accelerating its process reengineering and technology in-sourcing initiatives to enable its strategic plans and reduce costs, while planning to further simplify, standardize and automate our workflows for sustainable efficiency gains.

In regard to capital allocation:
•
Capital expenditures for fiscal 2021 are expected to be approximately $100 million with investment focused on the development of tech-enabled services and platforms, as well as workflow automation and process redesign.

•	On June 25, 2020, the Company raised its quarterly dividend for the 27th consecutive year to $0.3425 per share on its Class A and Class B common stock.
•
As previously announced on April 9, 2020, due to the COVID-19 uncertainty, Wiley has decided to temporarily suspend share repurchases.  The Company expects to resume share repurchases as the economic environment improves.

Adjusted EBITDA:

Below is a reconciliation of our consolidated U.S. GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended July 31,
	2020	2019
Net Income	$16,334	$3,624
Interest expense	4,614	6,077
Provision for income taxes	13,400	343
Depreciation and amortization	49,507	42,219
Non-GAAP EBITDA	$83,855	$52,263
Restructuring and related charges	2,218	10,735
Foreign exchange transaction losses (gains)	82	(2,652)
Interest and other income	(4,391)	(2,833)
Non-GAAP Adjusted EBITDA	$81,764	$57,513

Index

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity

We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future. There can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable in the future. In addition, our liquidity could be adversely impacted by COVID-19 due to the continued impact on our customers, including cash collections. We do not have any off-balance-sheet debt. We will continue to pursue attractive opportunities to add scale and provide enhanced tech-enabled services in research and online education.

As of July 31, 2020, we had cash and cash equivalents of $101.4 million, of which approximately $95.7 million, or 94%, was located outside the U.S. Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of our operations. Notwithstanding the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which generally eliminated federal income tax on future cash repatriation to the U.S., cash repatriation may be subject to state and local taxes or withholding or similar taxes. Since April 30, 2018, we no longer intend to permanently reinvest earnings outside the U.S. We have a $2.0 million liability related to the estimated taxes that would be incurred upon repatriating certain non-U.S. earnings.

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

As of July 31, 2020, we had approximately $846.7 million of debt outstanding, net of unamortized issuance costs of $0.6 million, and approximately $648.1 million of unused borrowing capacity under our Amended and Restated RCA and other facilities. Our Amended and Restated RCA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of July 31, 2020.

Analysis of Historical Cash Flow

The following table shows the changes in our Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2020 and 2019.

	Three Months Ended July 31,
	2020	2019
Net Cash Used In Operating Activities	$(120,783)	$(94,168)
Net Cash Used In Investing Activities	(28,280)	(105,892)
Net Cash Provided By Financing Activities	43,484	213,333
Effect of Foreign Currency Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	4,500	(2,138)

Free Cash Flow less Product Development Spending helps assess our ability, over the long term, to create value for our shareholders, as it represents cash available to repay debt, pay common dividends, and fund share repurchases and new acquisitions. Below are the details of Free Cash Flow less Product Development Spending for the three months ended July 31, 2020 and 2019.

Cash flow from operations is seasonally a use of cash in the first half of Wiley’s fiscal year principally due to the timing of collections for annual journal subscriptions, which occurs in the beginning of the second half of our fiscal year.

Free Cash Flow less Product Development Spending:
	Three Months Ended July 31,
	2020	2019
Net Cash Used In Operating Activities	$(120,783)	$(94,168)
Less: Additions to Technology, Property and Equipment	(18,964)	(24,202)
Less: Product Development Spending	(5,325)	(6,211)
Free Cash Flow less Product Development Spending	$(145,072)	$(124,581)

Index

Net Cash Used In Operating Activities

The following is a summary of the $26.6 million change in Net Cash Used In Operating Activities for the three months ended July 31, 2020 as compared with the three months ended July 31, 2019 (amounts in millions).

Net Cash Used In Operating Activities – Three Months Ended July 31, 2019	$(94.2)
Working Capital Changes:
Accounts payable and royalties payable - primarily due to the timing of payments	(31.1)
Accrued income taxes - primarily due to the timing of certain international and U.S. tax payments and refunds	(7.1)
Accounts receivable, net and contract liabilities - due to the timing of customer payments, including customers payments that were delayed due to the economic downturn	(6.0)
Other working capital items – primarily due to an increase in restructuring and employee related payments partially offset by lower inventory purchases	(13.1)
Higher net income adjusted for items to reconcile net income to net cash used in operating activities	30.7
Net Cash Used In Operating Activities – Three Months Ended July 31, 2020	$(120.8)

Our negative working capital was $228.1 million and $312.3 million as of July 31, 2020 and April 30, 2020, respectively, due to the seasonality of our businesses. The primary driver of the negative working capital is unearned contract liabilities related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by us for a number of purposes including funding: acquisitions, debt repayments, operations and dividend payments and purchasing treasury shares. Due to the economic downturn, we estimate that approximately $30 million of customer payments were delayed into fiscal year 2021. Our Accounts Receivable collections were in line with our expectations. Although, in certain situations, the timing of collections may be extended, we do not anticipate any material issues with Accounts Receivable collections. Many of our customers have been adversely impacted by COVID-19, and we expect some continued delays in payments due to widespread disruption and pervasive cash conservation behaviors in the face of uncertainty.

The $84.2 million change in negative working capital was primarily due to the decrease in cash and cash equivalents, and in accounts receivable and contract liabilities due to the timing of customer payments, including customer payments that were delayed into fiscal year 2021 and the recognition of revenue, partially offset by a decrease in accounts payable due to the timing of payments, a decrease in accrued employment costs due to payments of annual incentive compensation and a decrease in accrued income taxes, primarily due to international tax payments, partially offset by the current year provision.

The contract liabilities will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of July 31, 2020 and as of April 30, 2020 includes $409.0 million and $520.2 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Net Cash Used In Investing Activities

Net Cash Used In Investing Activities for the three months ended July 31, 2020 was $28.3 million compared to $105.9 million in the prior year. The decrease in cash used in investing activities was due to a reduction of $73.1 million in cash used to acquire businesses, and to a lesser extent, a decrease of $5.2 million for additions of technology, property and equipment in the three months ended July 31, 2020.

Net Cash Provided By Financing Activities

Net Cash Provided By Financing Activities was $43.5 million for the three months ended July 31, 2020 compared to $213.3 million for the three months ended July 31, 2019. This decrease in cash provided by financing activities was due to a decrease in net borrowings of $186.5 million, which was primarily due to an increase in repayments for the three months ended July 31, 2020, partially offset by $10.0 million of lower cash used for repurchases of common stock in the three months ended July 31, 2020.

During the three months ended July 31, 2020, we made no repurchases of shares of common stock. During the three months ended July 31, 2019, we repurchased 217,511 shares of Class A Common stock at an average price of $45.97.

In the three months ended July 31, 2020, we increased our quarterly dividend to shareholders to $1.37 per share annualized versus $1.36 per share annualized in the prior year.

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

On an annual basis, a hypothetical one percent change in interest rates for the $547.3 million of unhedged variable rate debt as of July 31, 2020 would affect net income and cash flow by approximately $4.3 million.

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

Our significant investments in non-U.S. businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment. During the three months ended July 31, 2020, we recorded foreign currency translation gains in Accumulated Other Comprehensive Loss of approximately $46.9 million, primarily as a result of the fluctuations of the U.S. dollar relative to the British pound sterling, and to a lesser extent the euro. During the three months ended July 31, 2019, we recorded foreign currency translation losses in Accumulated Other Comprehensive Loss of approximately $35.5 million primarily as a result of the fluctuations of the U.S. dollar relative to the British pound sterling and, to a lesser extent, the euro.

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our Unaudited Condensed Consolidated Statements of Income as incurred. Under certain circumstances, we may enter into derivative financial instruments in the form of foreign currency forward contracts to hedge against specific transactions, including intercompany purchases and loans.

The information set forth in Note 16, "Derivatives Instruments and Hedging Activities," of the Notes to Unaudited Condensed Consolidated Financial Statements under the caption "Foreign Currency Contracts," is incorporated herein by reference.

Sales Return Reserves

The estimated allowance for print book sales returns is based upon historical return patterns, as well as current market trends in the businesses in which we operate, including the impact of COVID-19. In connection with the estimated sales return reserves, we also include a related increase to inventory and a reduction to accrued royalties as a result of the expected returns.

Index

The reserves are reflected in the following accounts of our Unaudited Condensed Consolidated Statements of Financial Position – increase (decrease):

	July 31, 2020	April 30, 2020
Increase in Inventories, net	$10,967	$8,686
Decrease in Accrued royalties	$(5,277)	$(4,441)
Increase in Contract liabilities	$39,384	$32,769
Print book sales return reserve net liability balance	$(23,140)	$(19,642)

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

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no book customer accounts for more than 11% of total consolidated revenue and 15% of accounts receivable at July 31, 2020, the top 10 book customers account for approximately 15% of total consolidated revenue and approximately 27% of accounts receivable at July 31, 2020.

Disclosure of Certain Activities Relating to Iran

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.” In the three months ended July 31, 2020, we recorded an immaterial amount of revenue and net earnings related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations. We assessed our business relationship and transactions with Iran and believe we are in compliance with the regulations governing the sanctions. We intend to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

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

Changes in Internal Control over Financial Reporting: During the three months ended January 31, 2020, we closed on the acquisition of mthree. We excluded mthree from the scope of management’s report on internal control over financial reporting for the year-ended April 30, 2020. We are in the process of integrating mthree into our overall internal control over financial reporting and will include them in scope for the year ending April 30, 2021. This process may result in additions or changes to our internal control over financial reporting.

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

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant developments related to legal proceedings during the three months ended July 31, 2020. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 Note 16, “Commitment and Contingencies”.

ITEM 1a. RISK FACTORS

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2020, there were no share repurchases of our Class A and Class B Common Stock under our publicly announced stock repurchase programs.
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program	Maximum Dollar Value of Shares that May be Purchased Under Additional Plans or Programs (Dollars in millions)
May 2020	—	$—	—	806,758	$200
June 2020	—	—	—	806,758	$200
July 2020	—	—	—	806,758	$200
Total	—	$—	—	806,758	$200

Index

ITEM 6. EXHIBITS

10.1	Form of the Fiscal Year 2021 Qualified Executive Annual Incentive Plan.
10.2	Form of the Fiscal 2021 Restricted Share Unit Grant Agreement under the Executive Long-Term Incentive Plan, under the Business Officer Equity Program, pursuant to the 2014 Key Employee Stock Plan.
10.3
Form of the Fiscal 2021 Restricted Share Unit Grant Agreement with Matthew S. Kissner under the Executive Long-Term Incentive Plan, under the Business Officer Equity Program, pursuant to the 2014 Key Employee Stock Plan.

10.4	Employment Letter dated April 20, 2018 between Aref Matin, Executive Vice President and Chief Technology Officer, and the Company.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: September 4, 2020

Index