Form 10-Q
period 2020-10-31
JOHN WILEY & SONS, INC.
filed 2020-12-10
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

The number of shares outstanding of each of the Registrant’s classes of common stock as of November 30, 2020 were:

Class A, par value $1.00 – 46,938,043
Class B, par value $1.00 – 9,072,148

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

●
Results on a constant currency basis removes distortion from the effects of foreign currency movements to provide better comparability of our business trends from period to period. We measure our performance excluding the impact of foreign currency (or at “constant currency”), which means that we apply the same foreign currency exchange rates for the current and equivalent prior period.

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

Index

ITEM 1. FINANCIAL STATEMENTS
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – UNAUDITED
In thousands

	October 31, 2020	April 30, 2020

Assets:
Current Assets
Cash and cash equivalents	$86,063	$202,464
Accounts receivable, net	273,264	309,384
Inventories, net	42,169	43,614
Prepaid expenses and other current assets	75,801	59,465
Total Current Assets	477,297	614,927

Product Development Assets, net	48,944	53,643
Royalty Advances, net	18,276	36,710
Technology, Property and Equipment, net	290,071	298,005
Intangible Assets, net	819,834	807,405
Goodwill	1,126,904	1,116,790
Operating Lease Right-of-Use Assets	137,095	142,716
Other Non-Current Assets	101,984	98,598
Total Assets	$3,020,405	$3,168,794

Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$54,911	$93,691
Accrued royalties	94,390	87,408
Short-term portion of long-term debt	12,500	9,375
Contract liabilities	285,176	520,214
Accrued employment costs	88,761	108,448
Accrued income taxes	1,901	13,728
Short-term portion of operating lease liabilities	20,071	21,810
Other accrued liabilities	77,026	72,595
Total Current Liabilities	634,736	927,269

Long-Term Debt	825,243	765,650
Accrued Pension Liability	173,084	187,969
Deferred Income Tax Liabilities	131,026	119,127
Operating Lease Liabilities	153,355	159,782
Other Long-Term Liabilities	82,748	75,373
Total Liabilities	2,000,192	2,235,170

Shareholders’ Equity
Preferred Stock, $1 par value: Authorized – 2 million, Issued - 0	—	—
Class A Common Stock, $1 par value: Authorized - 180 million, Issued 70,179 and 70,166 as of October 31, 2020 and April 30, 2020, respectively	70,179	70,166
Class B Common Stock, $1 par value: Authorized - 72 million, Issued 13,003 and 13,016 as of October 31, 2020 and April 30, 2020, respectively	13,003	13,016
Additional paid-in-capital	435,851	431,680
Retained earnings	1,825,025	1,780,129
Accumulated other comprehensive loss, net of tax	(541,642)	(575,497)
Less Treasury Shares At Cost (Class A – 23,253 and 23,405 as of October 31, 2020 and April 30, 2020, respectively; Class B – 3,920 and 3,920 as of October 31, 2020 and April 30, 2020, respectively)	(782,203)	(785,870)
Total Shareholders’ Equity	1,020,213	933,624
Total Liabilities and Shareholders' Equity	$3,020,405	$3,168,794

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Revenue, net	$491,011	$466,205	$922,337	$889,735

Costs and Expenses
Cost of sales	154,853	143,413	299,662	286,509
Operating and administrative expenses	247,167	240,380	484,536	490,550
Restructuring and related charges	1,920	4,001	4,138	14,736
Amortization of intangibles	17,166	15,020	34,057	29,990
Total Costs and Expenses	421,106	402,814	822,393	821,785

Operating Income	69,905	63,391	99,944	67,950

Interest Expense	(4,461)	(6,787)	(9,075)	(12,864)
Foreign Exchange Transaction Losses	(697)	(2,668)	(779)	(16)
Other Income	3,766	2,537	8,157	5,370

Income Before Taxes	68,513	56,473	98,247	60,440
Provision for Income Taxes	81	11,783	13,481	12,126

Net Income	$68,432	$44,690	$84,766	$48,314

Earnings Per Share
Basic	$1.22	$0.79	$1.51	$0.86
Diluted	$1.22	$0.79	$1.51	$0.85

Weighted Average Number of Common Shares Outstanding
Basic	56,005	56,326	55,959	56,431
Diluted	56,165	56,664	56,182	56,791

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED
Dollars in thousands

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Net Income	$68,432	$44,690	$84,766	$48,314

Other Comprehensive (Loss) Income:
Foreign currency translation adjustment	(11,626)	38,319	35,227	2,780
Unamortized retirement credits (costs), net of tax (expense) benefit of $(996), $1,822, $709, and $(358), respectively	3,403	(6,576)	(2,262)	1,592
Unrealized gain (loss) on interest rate swaps, net of tax (expense) benefit of $(222), $236, $(252) and $280, respectively	699	(745)	890	(660)
Total Other Comprehensive (Loss) Income	(7,524)	30,998	33,855	3,712

Comprehensive Income	$60,908	$75,688	$118,621	$52,026

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Dollars in thousands

	Six Months Ended October 31,
	2020	2019
Operating Activities
Net income	$84,766	$48,314
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangibles	34,057	29,990
Amortization of product development assets	17,448	17,616
Depreciation and amortization of technology, property and equipment	46,432	37,251
Restructuring and related charges	4,138	14,736
Stock-based compensation expense	9,066	10,289
Employee retirement plan expense	6,498	4,054
Royalty advances	(55,436)	(48,250)
Earned royalty advances	76,333	67,814
Foreign exchange transaction losses	779	16
Other non-cash charges	31,143	10,643
Net change in operating assets and liabilities	(331,846)	(291,994)
Net Cash Used In Operating Activities	(76,622)	(99,521)
Investing Activities
Product development spending	(10,999)	(11,686)
Additions to technology, property and equipment	(36,430)	(44,531)
Businesses acquired in purchase transactions, net of cash acquired	(229)	(74,169)
Acquisitions of publication rights and other	(14,021)	(4,045)
Net Cash Used In Investing Activities	(61,679)	(134,431)
Financing Activities
Repayment of long-term debt	(249,902)	(65,680)
Borrowing of long-term debt	309,492	383,151
Payment of debt issuance costs	—	(4,006)
Purchase of treasury shares	—	(25,000)
Change in book overdrafts	(1,165)	681
Cash dividends	(38,480)	(38,486)
Impact of tax withholding on stock-based compensation and other	(1,346)	(1,393)
Net Cash Provided By Financing Activities	18,599	249,267
Effects of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	3,301	(461)
Cash Reconciliation:
Cash and Cash Equivalents	202,464	92,890
Restricted cash included in Prepaid expenses and other current assets	583	658
Balance at Beginning of Period	203,047	93,548
(Decrease)/Increase for the Period	(116,401)	14,854
Cash and cash equivalents	86,063	107,744
Restricted cash included in Prepaid expenses and other current assets	583	658
Balance at End of Period	$86,646	$108,402
Cash Paid During the Period for:
Interest	$8,374	$12,125
Income taxes, net of refunds	$37,344	$30,170

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at July 31, 2020	$70,177	$13,005	$431,241	$1,775,813	$(534,118)	$(782,373)	$973,745
Restricted Shares Issued under Stock-based Compensation Plans	—	—	(143)	(1)	—	198	54
Impact of tax withholding on stock-based compensation and other	—	—	1	—	—	(28)	(27)
Stock-based Compensation Expense	—	—	4,752	—	—	—	4,752
Class A Common Stock Dividends ($0.3425 per share)	—	—	—	(16,108)	—	—	(16,108)
Class B Common Stock Dividends ($0.3425 per share)	—	—	—	(3,111)	—	—	(3,111)
Common Stock Class Conversions	2	(2)	—	—	—	—	—
Comprehensive Income, Net of Tax	—	—	—	68,432	(7,524)	—	60,908
Balance at October 31, 2020	$70,179	$13,003	$435,851	$1,825,025	$(541,642)	$(782,203)	$1,020,213

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at July 31, 2019	$70,139	$13,043	$424,904	$1,915,445	$(536,024)	$(755,501)	$1,132,006
Restricted Shares Issued under Stock-based Compensation Plans	—	—	(681)	1	—	787	107
Impact of tax withholding on stock-based compensation and other	—	—	60	—	—	(316)	(256)
Stock-based Compensation Expense	—	—	5,685	—	—	—	5,685
Purchase of Treasury Shares	—	—	—	—	—	(15,000)	(15,000)
Class A Common Stock Dividends ($0.34 per share)	—	—	—	(16,130)	—	—	(16,130)
Class B Common Stock Dividends ($0.34 per share)	—	—	—	(3,104)	—	—	(3,104)
Common Stock Class Conversions	10	(10)	—	—	—	—	—
Comprehensive Income, Net of Tax	—	—	—	44,690	30,998	—	75,688
Balance at October 31, 2019	$70,149	$13,033	$429,968	$1,940,902	$(505,026)	$(770,030)	$1,178,996

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at April 30, 2020	$70,166	$13,016	$431,680	$1,780,129	$(575,497)	$(785,870)	$933,624
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	(1,390)	—	—	(1,390)
Restricted Shares Issued under Stock-based Compensation Plans	—	—	(5,264)	—	—	5,382	118
Impact of tax withholding on stock-based compensation and other	—	—	369	—	—	(1,715)	(1,346)
Stock-based Compensation Expense	—	—	9,066	—	—	—	9,066
Class A Common Stock Dividends ($0.3425 per share)	—	—	—	(32,257)	—	—	(32,257)
Class B Common Stock Dividends ($0.3425 per share)	—	—	—	(6,223)	—	—	(6,223)
Common Stock Class Conversions	13	(13)	—	—	—	—	—
Comprehensive Income, Net of Tax	—	—	—	84,766	33,855	—	118,621
Balance at October 31, 2020	$70,179	$13,003	$435,851	$1,825,025	$(541,642)	$(782,203)	$1,020,213

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at April 30, 2019	$70,127	$13,055	$422,305	$1,931,074	$(508,738)	$(746,476)	$1,181,347
Restricted Shares Issued under Stock-based Compensation Plans	—	—	(2,793)	—	—	3,006	213
Impact of tax withholding on stock-based compensation and other	—	—	167	—	—	(1,560)	(1,393)
Stock-based Compensation Expense	—	—	10,289	—	—	—	10,289
Purchase of Treasury Shares	—	—	—	—	—	(25,000)	(25,000)
Class A Common Stock Dividends ($0.34 per share)	—	—	—	(32,278)	—	—	(32,278)
Class B Common Stock Dividends ($0.34 per share)	—	—	—	(6,208)	—	—	(6,208)
Common Stock Class Conversions	22	(22)	—	—	—	—	—
Comprehensive Income, Net of Tax	—	—	—	48,314	3,712	—	52,026
Balance at October 31, 2019	$70,149	$13,033	$429,968	$1,940,902	$(505,026)	$(770,030)	$1,178,996

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

We are exposed to credit losses through our accounts receivable with customers. Accounts Receivable, net is stated at amortized cost net of provision for credit losses. Our methodology to measure the provision for credit losses requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable such as the impact of COVID-19, delinquency trends, aging behavior of receivables, credit and liquidity indicators for industry groups, customer classes or individual customers and reasonable and supportable forecasts of the economic conditions that may exist through the contractual life of the asset.  Our provision for credit losses is reviewed and revised periodically.  Our accounts receivable is evaluated on a pool basis that is based on customer groups with similar risk characteristics.  This includes consideration of the following factors to develop these pools; size of the customer, industry, geographical location, historical risk and types of services or products sold.

Our customer’s ability to pay is assessed through our internal credit review processes. Based on the dollar value of credit extended, we assess our customers' credit by reviewing the total expected receivable exposure, expected timing of payments and the customer’s established credit rating. In determining customer creditworthiness, we assess our customers' credit utilizing different resources including third-party validations and/or our own assessment through analysis of the customers' financial statements and review of trade/bank references. We also consider contract terms and conditions, country and political risk, and the customer's mix of products purchased in our evaluation. A credit limit is established for each customer based on the outcome of this review. Credit limits are periodically reviewed for existing customers and whenever an increase in the credit limit is being considered. When necessary, we utilize collection agencies and legal counsel to pursue recovery of defaulted receivables. We write off receivables only when deemed no longer collectible.

The following table presents the change in provision for credit losses, which is presented net in Accounts Receivable on our Unaudited Condensed Consolidated Statements of Financial Position for the period indicated:

Provision for Credit Losses
Balance as of April 30, 2020	$18,335
Adjustment due to adoption of new credit losses standard recorded as an adjustment to retained earnings	1,776
Current period provision	5,321
Amounts written off, less recoveries	(2,259)
Foreign exchange translation adjustments and other	(2,130)
Balance as of October 31, 2020	$21,043

Index

Recently Issued Accounting Standards

Convertible Debt Instruments, Derivatives and EPS

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

mthree’s revenue included in our Education Services segment results for the three and six months ended October 31, 2020 was $12.5 and $24.9 million, respectively.

Index

During the six months ended October 31, 2020, no revisions were made to the allocation of the consideration transferred to the assets acquired and liabilities assumed. We recorded the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date, which included a preliminary allocation of $82.6 million of goodwill allocated to the Education Services segment, and $56.8 million of intangible assets.

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

Zyante Inc.

On July 1, 2019, we completed the acquisition of Zyante Inc. (“zyBooks”), a leading provider of computer science and STEM education courseware. The results of operations of zyBooks is included in our Academic & Professional Learning segment results. The fair value of the consideration transferred at the acquisition date was $57.1 million which included $55.9 million of cash and $1.2 million of additional consideration to be paid after the acquisition date, inclusive of purchase price adjustments which were finalized in the three months ended January 31, 2020. The fair value of the cash consideration transferred after the acquisition date, that was paid during the six months ended October 31, 2020 was $0.2 million.

zyBooks incremental revenue included in our Academic & Professional Learning segment results for the three and six months ended October 31, 2020 was none and $1.3 million, respectively.

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

During the six months ended October 31, 2020, a revision of $11.7 million from goodwill to intangibles assets was made to the allocation of the consideration transferred to the assets acquired and liabilities assumed for the Informatics and Madgex acquisitions, due to additional information obtained related to the third-party valuation. The excess purchase price over identifiable net tangible and intangible assets of $16.9 million has been recorded to Goodwill on our Condensed Consolidated Statements of Financial Position as of October 31, 2020, and $39.4 million of intangible assets subject to amortization have been recorded, including customer relationships, developed technology, content and trademarks that are being amortized over estimated weighted average useful lives of 7, 8, 10, and 10 years, respectively. The fair value assessed for the majority of the tangible assets acquired and liabilities assumed equaled their carrying value. Goodwill represents synergies and economies of scale expected from the combination of services. Goodwill of $8.5 million has been allocated to the Academic & Professional Learning segment, and $8.4 million has been allocated to the Research Publishing & Platforms segment. The incremental revenue for the three and six months ended October 31, 2020 related to these other acquisitions was approximately $4.1 million and $6.4 million, respectively.

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

We also completed in fiscal year 2020 the acquisition of two immaterial businesses, which are included in our Research Publishing & Platforms segment, one immaterial business included in our Academic & Professional Learning segment results and one immaterial business in our Education Services business. The allocation of the consideration transferred to the assets acquired and the liabilities assumed for these other acquisitions was final as of October 31, 2020.

Note 4 — Revenue Recognition, Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by segment and product type.

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Research Publishing & Platforms:
Research Publishing	$240,691	$225,085	$471,155	$445,012
Research Platforms	10,643	9,624	20,989	19,072
Total Research Publishing & Platforms	251,334	234,709	492,144	464,084

Academic & Professional Learning:
Education Publishing	103,105	101,741	167,189	167,264
Professional Learning	67,485	75,984	130,314	155,319
Total Academic & Professional Learning	170,590	177,725	297,503	322,583

Education Services:
Education Services OPM (1)	56,261	52,781	106,523	100,937
mthree (1)	12,826	990	26,167	2,131
Total Education Services	69,087	53,771	132,690	103,068
Total Revenue	$491,011	$466,205	$922,337	$889,735

(1)
In May 2020, we moved the IT bootcamp business acquired as part of The Learning House acquisition from Education Services Online Program Management (“OPM”) to mthree. As a result, the prior period revenue related to the IT bootcamp business has been included in mthree. There were no changes to our total Education Services or our consolidated financial results.

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

The following table provides information about receivables and contract liabilities from contracts with customers.

	October 31, 2020	April 30, 2020	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$273,264	$309,384	$(36,120)
Contract liabilities (1)	285,176	520,214	(235,038)
Contract liabilities (included in Other Long-Term Liabilities)	$18,458	$14,949	$3,509

(1)	The sales return reserve recorded in Contract Liabilities is $43.6 million and $32.8 million, as of October 31, 2020 and April 30, 2020, respectively.

Index

For the six months ended October 31, 2020, we estimate that we recognized revenue of approximately 73% that was included in the current contract liability balance at April 30, 2020.
The decrease in contract liabilities as of October 31, 2020 was driven by revenue earned primarily on journal subscriptions, open access and comprehensive agreements, and test preparation and certification offerings, partially offset by renewals of journal subscription agreements, and comprehensive agreements, and to a lesser extent, the impact of foreign exchange.
Remaining Performance Obligations included in Contract Liability

As of October 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $303.6 million, which included the sales return reserve of $43.6 million. Excluding the sales return reserve, we expect that approximately $241.5 million will be recognized in the next twelve months with the remaining $18.5 million to be recognized thereafter.

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

Our assets associated with incremental costs to fulfill a contract were $11.7 million and $11.5 million at October 31, 2020 and April 30, 2020, respectively, and are included within Other Non-Current Assets on our Unaudited Condensed Consolidated Statements of Financial Position. We recorded amortization expense of $1.4 million and $2.6 million during the three and six months ended October 31, 2020, respectively, related to these assets within Cost of Sales on the Unaudited Condensed Consolidated Statements of Income. We recorded amortization expense of $1.1 million and $2.1 million during the three and six months ended October 31, 2019, respectively, related to these assets within Cost of Sales on the Unaudited Condensed Consolidated Statements of Income.

Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Academic & Professional Learning segment occur before the transfer of control of the related goods. Therefore, in accordance with the revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are primarily reflected in Operating and Administrative Expenses on our Unaudited Condensed Consolidated Statements of Income. We incurred $6.5 million and $13.2 million in shipping and handling costs in the three and six months ended October 31, 2020, respectively. We incurred $7.6 million and $15.0 million in shipping and handling costs in the three and six months ended October 31, 2019, respectively.

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

Index

For operating leases, the ROU assets and liabilities are presented on our Unaudited Condensed Consolidated Statement of Financial Position as follows:

	October 31, 2020	April 30, 2020
Operating lease right-of-use assets	$137,095	$142,716
Short-term portion of operating lease liabilities	20,071	21,810
Operating lease liabilities, non-current	$153,355	$159,782

During the six months ended October 31, 2020, we added $2.2 million to the ROU assets and to the operating lease liabilities due to new leases, as well as modifications and remeasurements to our existing operating leases.

Our total net lease costs are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Operating lease cost	$6,611	$6,199	$13,246	$13,060
Variable lease cost	730	915	1,251	2,118
Short-term lease cost	92	—	180	—
Sublease income	(175)	184	(345)	(339)
Total net lease cost (1)	$7,258	$7,298	$14,332	$14,839

(1)
Total net lease cost does not include those costs included in Restructuring and Related Charges on our Unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring and Related Charges” for more information on these programs.

Other supplemental information includes the following for our operating leases:

	Six Months Ended October 31,
	2020	2019
Weighted-average remaining contractual lease term (years)	9	10

Weighted-average discount rate	5.91%	5.91%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,866	$14,716

Index

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in our Unaudited Condensed Consolidated Statement of Financial Position as of October 31, 2020:

Fiscal Year	Operating Lease Liabilities
2021 (remaining 6 months)	$15,751
2022	28,530
2023	25,581
2024	23,609
2025	22,149
Thereafter	113,972
Total future undiscounted minimum lease payments	229,592

Less: Imputed interest	56,166

Present Value of Minimum Lease Payments	173,426

Less: Current portion	20,071

Noncurrent portion	$153,355

Note 6 — Stock-Based Compensation

We have stock-based compensation plans under which employees may be granted performance-based stock awards and other restricted stock awards. Prior to fiscal year 2017, we also granted options to purchase shares of our common stock at the fair market value at the time of grant. We recognize the grant date fair value of stock-based compensation in net income on a straight-line basis, net of estimated forfeitures over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established up to three years in advance. For the three and six months ended October 31, 2020, we recognized stock-based compensation expense, on a pre-tax basis, of $4.8 million and $9.1 million, respectively. For the three and six months ended October 31, 2019, we recognized stock-based compensation expense, on a pre-tax basis, of $5.7 million and $10.3 million, respectively.

The following table summarizes restricted stock awards we granted to employees (shares in thousands):

	Six Months Ended October 31,
	2020	2019
Restricted Stock:
Awards granted	390	716
Weighted average fair value of grant	$38.38	$44.75

Index

Note 7 — Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three and six months ended October 31, 2020 and 2019 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at July 31, 2020	$(293,850)	$(233,585)	$(6,683)	$(534,118)
Other comprehensive (loss) income before reclassifications	(11,626)	1,900	(252)	(9,978)
Amounts reclassified from accumulated other comprehensive loss	—	1,503	951	2,454
Total other comprehensive (loss) income	(11,626)	3,403	699	(7,524)
Balance at October 31, 2020	$(305,476)	$(230,182)	$(5,984)	$(541,642)

Balance at April 30, 2020	$(340,703)	$(227,920)	$(6,874)	$(575,497)
Other comprehensive income (loss) before reclassifications	35,227	(5,290)	(921)	29,016
Amounts reclassified from accumulated other comprehensive loss	—	3,028	1,811	4,839
Total other comprehensive income (loss)	35,227	(2,262)	890	33,855
Balance at October 31, 2020	$(305,476)	$(230,182)	$(5,984)	$(541,642)

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at July 31, 2019	$(347,646)	$(187,889)	$(489)	$(536,024)
Other comprehensive income (loss) before reclassifications	38,319	(7,960)	(481)	29,878
Amounts reclassified from accumulated other comprehensive loss	—	1,384	(264)	1,120
Total other comprehensive income (loss)	38,319	(6,576)	(745)	30,998
Balance at October 31, 2019	$(309,327)	$(194,465)	$(1,234)	$(505,026)

Balance at April 30, 2019	$(312,107)	$(196,057)	$(574)	$(508,738)
Other comprehensive income (loss) before reclassifications	2,780	(830)	(153)	1,797
Amounts reclassified from accumulated other comprehensive loss	—	2,422	(507)	1,915
Total other comprehensive income (loss)	2,780	1,592	(660)	3,712
Balance at October 31, 2019	$(309,327)	$(194,465)	$(1,234)	$(505,026)

During the three and six months ended October 31, 2020, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $2.0 million and $3.9 million, respectively, and in the three and six months ended October 31, 2019, approximately $1.7 million and $3.0 million, respectively, were amortized from Accumulated Other Comprehensive Loss and recognized as pension and post-retirement benefit expense primarily in Operating and Administrative Expenses and Other Income in our Unaudited Condensed Consolidated Statements of Income.

Index

Note 8 — Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Weighted average shares outstanding	56,005	56,339	55,961	56,451
Less: Unvested restricted shares	—	(13)	(2)	(20)
Shares used for basic earnings per share	56,005	56,326	55,959	56,431
Dilutive effect of unvested restricted stock units and other stock awards	160	338	223	360
Shares used for diluted earnings per share	56,165	56,664	56,182	56,791

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 184,193 shares of Class A Common Stock have been excluded for both the three and six months ended October 31, 2020, respectively and 212,094 shares of Class A Common Stock have been excluded for both the three and six months ended October 31, 2019, respectively.

There were no restricted shares excluded in the calculation of diluted earnings per share for the three and six months ended October 31, 2020 and 2019.

Warrants to purchase 534,052 shares of Class A Common Stock have been excluded for both the three and six months ended October 31, 2020, respectively as their inclusion would have been anti-dilutive. Warrants to purchase 515,114 shares of Class A Common Stock have been excluded for both the three and six months ended October 31, 2019, respectively as their inclusion would have been anti-dilutive.

Note 9 — Restructuring and Related Charges

Business Optimization Program

Beginning in fiscal year 2020, we initiated a multi-year Business Optimization Program (the “Business Optimization Program”) to drive efficiency improvement and operating savings.

The following tables summarize the pre-tax restructuring (credits) charges related to this program:

	Three Months Ended October 31,		Six Months Ended October 31,		Total Charges
	2020	2019	2020	2019	Incurred to Date
(Credits) Charges by Segment:
Research Publishing & Platforms	$(103)	$29	$(300)	$2,665	$3,246
Academic & Professional Learning	1,541	765	1,314	3,542	11,789
Education Services	84	(475)	223	1,717	3,997
Corporate Expenses	584	2,835	3,054	6,100	18,072
Total Restructuring and Related Charges	$2,106	$3,154	$4,291	$14,024	$37,104

Charges by Activity:
Severance and termination benefits	$1,683	$578	$2,793	$11,287	$29,657
Operating lease right-of-use asset impairment	—	—	—	161	161
Facility related charges	423	1,240	1,498	1,240	5,484
Other activities	—	1,336	—	1,336	1,802
Total Restructuring and Related Charges	$2,106	$3,154	$4,291	$14,024	$37,104

Other Activities for the three and six months ended October 31, 2019 relate to reserves associated with the cessation of certain offerings and the impairment of certain software licenses.

Index

The following table summarizes the activity for the Business Optimization Program liability for the six months ended October 31, 2020:
	April 30, 2020	Charges	Payments	Foreign Translation & Other Adjustments	October 31, 2020
Severance and termination benefits	$17,632	$2,793	$(13,384)	$395	$7,436
Other activities	430	—	(208)	(64)	158
Total	$18,062	$2,793	$(13,592)	$331	$7,594

Approximately $7.3 million of the restructuring liability for accrued severance and termination benefits is reflected in Accrued Employment Costs, and approximately $0.1 million is reflected in Other Long-Term Liabilities on our Unaudited Condensed Consolidated Statement of Financial Position.

The amount included in Other Long-Term Liabilities that relates to severance and termination benefits is expected to be paid in the year ended April 30, 2022.

The restructuring liability as of October 31, 2020 for other activities is reflected in Other Accrued Liabilities on our Unaudited Condensed Consolidated Statement of Financial Position.

Subsequent Event

In November 2020, in response to the COVID-19 pandemic and the Company’s successful transition to a virtual work environment, we increased use of virtual work arrangements for post-pandemic operations, particularly for colleagues located at small remote facilities. As a result, we expanded the scope of the Business Optimization Program to include the exit of certain leased office space beginning in the third quarter of fiscal year 2021 and reduction of our occupancy at other facilities. We are reducing our real estate square footage occupancy by approximately 12%. These actions are estimated to result in an initial pre-tax restructuring charge of approximately $15 million to $20 million in the third quarter of fiscal 2021. This initial restructuring charge primarily reflects the following non-cash charges:
•	the impairment of operating lease right-of-use assets and property and equipment, and
•	the acceleration of rent expense associated with right-of use assets and depreciation and amortization of property and equipment.

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

The following tables summarize the pre-tax restructuring (credits) charges related to this program:

	Three Months Ended October 31,		Six Months Ended October 31,		Total Charges
	2020	2019	2020	2019	Incurred to Date
(Credits) Charges by Segment:
Research Publishing & Platforms	$(135)	$697	$(135)	$681	$26,749
Academic & Professional Learning	—	35	260	63	43,094
Education Services	—	—	—	(103)	3,764
Corporate Expenses	(51)	115	(278)	71	95,662
Total Restructuring and Related (Credits) Charges	$(186)	$847	$(153)	$712	$169,269

(Credits) Charges by Activity:
Severance and termination benefits	$(186)	$847	$(153)	$497	$115,856
Consulting and contract termination costs	—	—	—	—	20,984
Other activities	—	—	—	215	32,429
Total Restructuring and Related (Credits) Charges	$(186)	$847	$(153)	$712	$169,269

Index

Other activities for the six months ended October 31, 2019 include facility related costs.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the six months ended October 31, 2020:

	April 30, 2020	(Credits)	Payments	Foreign Translation & Other Adjustments	October 31, 2020
Severance and termination benefits	$1,360	$(153)	$(888)	$54	$373
Other activities	230	—	(94)	223	359
Total	$1,590	$(153)	$(982)	$277	$732

The restructuring liability as of October 31, 2020 for accrued severance and termination benefits is reflected in Accrued Employment Costs on our Unaudited Condensed Consolidated Statement of Financial Position.

The restructuring liability as of October 31, 2020 of $0.4 million of other activities are reflected in Other Long-Term Liabilities on our Unaudited Condensed Consolidated Statement of Financial Position and mainly relate to facility related costs. The amount included in Other Long-Term Liabilities is expected to be paid in the year ended April 30, 2022.

We currently do not anticipate any further material charges related to the Restructuring and Reinvestment Program.

Index

Note 10 — Segment Information

We report our segment information in accordance with the provisions of FASB ASC Topic 280, “Segment Reporting”. These segments reflect the way our chief operating decision maker evaluates our business performance and manages the operations.

Segment information is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Revenue:
Research Publishing & Platforms	$251,334	$234,709	$492,144	$464,084
Academic & Professional Learning	170,590	177,725	297,503	322,583
Education Services	69,087	53,771	132,690	103,068
Total Revenue	$491,011	$466,205	$922,337	$889,735

Contribution to Profit:
Research Publishing & Platforms	$74,088	$63,291	$143,906	$118,937
Academic & Professional Learning	29,878	35,050	29,498	39,961
Education Services	7,425	2,583	7,983	(4,616)
Total Contribution to Profit	$111,391	$100,924	$181,387	$154,282
Corporate Expenses	(41,486)	(37,533)	(81,443)	(86,332)
Operating Income	$69,905	$63,391	$99,944	$67,950

Adjusted Contribution to Profit: (1)
Research Publishing & Platforms	$73,850	$64,017	$143,471	$122,283
Academic & Professional Learning	31,419	35,850	31,072	43,566
Education Services	7,509	2,108	8,206	(3,002)
Total Adjusted Contribution to Profit	$112,778	$101,975	$182,749	$162,847
Adjusted Corporate Expenses	(40,953)	(34,583)	(78,667)	(80,161)
Total Adjusted Operating Income	$71,825	$67,392	$104,082	$82,686

Depreciation and Amortization:
Research Publishing & Platforms	$19,765	$17,037	$39,466	$34,190
Academic & Professional Learning	17,720	17,349	36,524	33,873
Education Services	7,210	5,522	14,489	11,020
Total Depreciation and Amortization	$44,695	$39,908	$90,479	$79,083
Corporate Depreciation and Amortization	3,735	2,730	7,458	5,774
Total Depreciation and Amortization	$48,430	$42,638	$97,937	$84,857

Adjusted EBITDA: (2)
Research Publishing & Platforms	$93,615	$81,054	$182,937	$156,473
Academic & Professional Learning	49,139	53,199	67,596	77,439
Education Services	14,719	7,630	22,695	8,018
Total Segment Adjusted EBITDA	$157,473	$141,883	$273,228	$241,930
Corporate Adjusted EBITDA	(37,218)	(31,853)	(71,209)	(74,387)
Total Adjusted EBITDA	$120,255	$110,030	$202,019	$167,543

(1)	Adjusted Contribution to Profit is calculated as Contribution to Profit adjusted for restructuring and related charges. See Note 9, “Restructuring and Related Charges” for these charges by segment.
(2)	Adjusted EBITDA is calculated as Adjusted Contribution to Profit with depreciation and amortization added back.

Index

The following table shows a reconciliation of our consolidated U.S. GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Net Income	$68,432	$44,690	$84,766	$48,314
Interest expense	4,461	6,787	9,075	12,864
Provision for income taxes	81	11,783	13,481	12,126
Depreciation and amortization	48,430	42,638	97,937	84,857
Non-GAAP EBITDA	$121,404	$105,898	$205,259	$158,161
Restructuring and related charges	1,920	4,001	4,138	14,736
Foreign exchange transaction losses	697	2,668	779	16
Other income	(3,766)	(2,537)	(8,157)	(5,370)
Non-GAAP Adjusted EBITDA	$120,255	$110,030	$202,019	$167,543

Note 11 — Inventories

Inventories, net consisted of the following:

	October 31, 2020	April 30, 2020
Finished Goods	$31,924	$36,014
Work-in-Process	1,664	1,398
Paper and Other Materials	293	331
Total Inventories Before Estimated Sales Returns and LIFO Reserve	$33,881	$37,743
Inventory Value of Estimated Sales Returns	11,252	8,686
LIFO Reserve	(2,964)	(2,815)
Total Inventories	$42,169	$43,614

Note 12 — Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill by segment as of October 31, 2020:

	April 30, 2020	Acquisitions (1)	Foreign Translation Adjustment	October 31, 2020
Research Publishing & Platforms	$448,130	$(10,933)	$11,322	$448,519
Academic & Professional Learning	501,091	—	7,023	508,114
Education Services	167,569	—	2,702	170,271
Total	$1,116,790	$(10,933)	$21,047	$1,126,904

(1)
Refer to Note 3, “Acquisitions,” for more information related to the acquisitions that occurred in fiscal year 2020, and the revisions that were made to the allocation of the consideration transferred to the assets acquired and liabilities assumed during the six months ended October 31, 2020.

Index

Intangible Assets

Intangible assets, net were as follows:

	October 31, 2020	April 30, 2020
Intangible Assets with Definite Lives, net:
Content and Publishing Rights (1)	$368,662	$362,106
Customer Relationships (1)	276,523	290,418
Developed Technology (1)	27,779	13,111
Brands and Trademarks (1)	19,552	20,188
Covenants not to Compete	148	246
Total	692,664	686,069
Intangible Assets with Indefinite Lives:
Brands and Trademarks	37,000	37,000
Publishing Rights	90,170	84,336
Total	127,170	121,336
Total Intangible Assets, Net	$819,834	$807,405

(1)
Refer to Note 3, “Acquisitions,” for more information related to the acquisitions that occurred in fiscal year 2020 and the revisions that were made to the allocation of the consideration transferred to the assets acquired and liabilities assumed during the six months ended October 31, 2020.

Note 13 — Income Taxes

The effective tax rate for the three and six months ended October 31, 2020 was 0.1% and 13.7%, respectively, compared with 20.9% and 20.1% for the three and six months ended October 31, 2019, respectively. As a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and certain regulations issued in late July 2020, we were able to carry back certain U.S. net operating losses (“NOLs”), changing our estimated tax for the year ended April 30, 2020 and decreasing the rates for both the three and six months ended October 31, 2020.

In connection with the CARES Act and certain regulations, we elected to carry back our April 30, 2020 U.S. NOL to our year ended April 30, 2015 and claim a $20.7 million refund. This refund is reflected in Prepaid Expenses and Other Current Assets on our Unaudited Condensed Consolidated Statements of Financial Position. The NOL was carried back to fiscal year 2015 when the U.S. corporate tax rate was 35%.  The carryback to a year with a higher rate, plus certain additional net permanent deductions included in the carryback resulted in a $14.0 million tax benefit. As described below, the benefit for the six months ended October 31, 2020 was partially offset by an increase in the U.K. statutory rate.

During the three months ended July 31, 2020, the U.K. officially enacted legislation that increased its statutory rate from 17% to 19%. This resulted in a $6.7 million non-cash deferred tax expense from the re-measurement of our applicable U.K. net deferred tax liabilities.

Note 14 — Retirement Plans

The components of net pension income for the defined benefit plans were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Service cost	$347	$1,093	$680	$1,317
Interest cost	4,610	6,350	9,131	12,184
Expected return on plan assets	(9,649)	(9,886)	(19,027)	(19,945)
Amortization of prior service cost	(24)	(19)	(49)	(38)
Amortization of net actuarial loss	2,033	1,581	4,020	3,181
Net pension income	$(2,683)	$(881)	$(5,245)	$(3,301)

The service cost component of net pension income is reflected in Operating and Administrative Expenses on our Unaudited Condensed Consolidated Statements of Income. The other components of net pension income are reported separately from the service cost component and below Operating Income. Such amounts are reflected in Other Income on our Unaudited Condensed Consolidated Statements of Income.

Index

Employer defined benefit pension plan contributions were $3.8 million and $8.9 million for the three and six months ended October 31, 2020, respectively, and $3.3 million and $8.0 million for the three and six months ended October 31, 2019, respectively.

Defined Contribution Savings Plans

The expense for employer defined contribution savings plans was approximately $5.2 million and $11.8 million for the three and six months ended October 31, 2020, respectively, and $3.1 million and $7.4 million for the three and six months ended October 31, 2019, respectively.

Note 15 — Debt and Available Credit Facilities

Our total debt outstanding consisted of the amounts set forth in the following table:

	October 31, 2020	April 30, 2020
Short-term portion of long-term debt (1)	$12,500	$9,375

Term loan A - Amended and Restated RCA (2)	229,096	235,263
Revolving credit facility - Amended and Restated RCA	596,147	530,387
Total long-term debt, less current portion	825,243	765,650

Total Debt	$837,743	$775,025

(1)	Relates to our term loan A under the Amended and Restated RCA.
(2)	Amounts are shown net of unamortized issuance costs of $0.6 million as of October 31, 2020 and $0.7 million as of April 30, 2020.

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

The Amended and Restated RCA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of October 31, 2020.

In the three months ended July 31, 2019, we incurred an immaterial loss on the write-off of unamortized deferred costs in connection with the refinancing of our revolving credit agreement at that time which is reflected in Other Income on our Unaudited Condensed Consolidated Statements of Income for the three months ended July 31, 2019.

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

Index

The amortization expense of the lender and non-lender fees is recognized over the five-year term of the Amended and Restated RCA. Total amortization expense in the three and six months ended October 31, 2020 was $0.3 million and $0.5 million, respectively, and is included in Interest Expense on our Unaudited Condensed Consolidated Statement of Income. Total amortization expense in the three and six months ended October 31, 2019 was $0.3 million and $0.5 million, respectively, and is included in Interest Expense on our Unaudited Condensed Consolidated Statement of Income.

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

Interest Rate Contracts

As of October 31, 2020, we had total debt outstanding of $837.7 million, net of unamortized issuance costs of $0.6 million of which $838.3 million are variable rate loans outstanding under the Amended and Restated RCA, which approximated fair value.

We had outstanding interest rate swap agreements with combined notional amounts of $300.0 million as of October 31, 2020 and April 30, 2020. These agreements were accounted for as cash flow hedges which fixed a portion of the variable interest due on our Amended and Restated RCA.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of October 31, 2020 and April 30, 2020 was a deferred loss of $7.2 million and $8.3 million, respectively. Based on the maturity dates of the contracts, the entire deferred loss as of October 31, 2020 and April 30, 2020 was recorded within Other Long-Term Liabilities.

The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three and six months ended October 31, 2020 were $0.9 million and $1.8 million, respectively. The pre-tax gains that were reclassified from Accumulated Other Compensation Loss into Interest Expense for the three and six months ended October 31, 2019 were $0.3 million and $0.5 million, respectively.

Foreign Currency Contracts

We may enter into forward exchange contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Losses on our Unaudited Condensed Consolidated Statements of Income and carried at their fair value on our Unaudited Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Losses on our Unaudited Condensed Consolidated Statements of Income.

As of October 31, 2020, and April 30, 2020, we did not maintain any open forward exchange contracts. In addition, we did not maintain any open forward contracts during the six months ended October 31, 2020 and 2019.

Note 17 — Capital Stock and Changes in Capital Accounts

Share Repurchases

The following table summarizes the share repurchases of Class A Common Stock for the three and six months ended October 31, 2019. There were no share repurchases during the three and six months ended October 31, 2020.

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Shares Repurchased	—	334,336	—	551,847
Average Price	$—	$44.87	$—	$45.30

Index

Dividends

The following table summarizes the cash dividends paid during the six months ended October 31, 2020:

Date of Declaration by Board of Directors	Quarterly Cash Dividend	Total Dividend	Class of Common Stock	Dividend Paid Date	Shareholders of Record as of Date
June 25, 2020	$0.3425 per common share	$19.2 million	Class A and Class B	July 22, 2020	July 7, 2020
September 23, 2020	$0.3425 per common share	$19.2 million	Class A and Class B	October 21, 2020	October 6, 2020

Changes in Common Stock

The following is a summary of changes during the six months ended October 31, in shares of our common stock and common stock in treasury (shares in thousands):

Changes in Common Stock A:	2020	2019
Number of shares, beginning of year	70,166	70,127
Common stock class conversions	13	22
Number of shares issued, end of period	70,179	70,149

Changes in Common Stock A in treasury:
Number of shares held, beginning of year	23,405	22,634
Purchase of treasury shares	—	552
Restricted shares issued under stock-based compensation plans - non-PSU Awards	(96)	(63)
Restricted shares issued under stock-based compensation plans - PSU Awards	(88)	(43)
Shares issued under the Director Plan to Directors	(4)	—
Restricted shares issued from exercise of stock options	(33)	(17)
Shares withheld for taxes	69	44
Number of shares held, end of period	23,253	23,107
Number of Common Stock A outstanding, end of period	46,926	47,042

Changes in Common Stock B:	2020	2019
Number of shares, beginning of year	13,016	13,055
Common stock class conversions	(13)	(22)
Number of shares issued, end of period	13,003	13,033

Changes in Common Stock B in treasury:
Number of shares held, beginning of year	3,920	3,918
Number of shares held, end of period	3,920	3,918
Number of Common Stock B outstanding, end of period	9,083	9,115

Note 18 — Commitments and Contingencies

We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of October 31, 2020, will not have a material effect upon our Unaudited Condensed Consolidated Statements of Financial Position or Unaudited Condensed Consolidated Statements of Income.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED OCTOBER 31, 2020

SECOND QUARTER SUMMARY:

●	U.S. GAAP Results: Consolidated revenue of $491 million (+5%, compared to prior year) and EPS of $1.22 (+54%, compared to prior year);
●	Adjusted Results (at constant currency compared to prior year): Revenue +4% to $491 million, EBITDA +7% to $120 million, and EPS +12% to $1.00;
●	Research Publishing & Platforms (at constant currency compared to prior year): Revenue +5% and Adjusted EBITDA +14% on strong double-digit growth in Open Access;
●	Academic & Professional Learning: Revenue for Education Publishing marginally ahead of prior year as accelerated growth in digital content and courseware more than offset decline in print books;
●	Education Services: Second Quarter and First Half Adjusted EBITDA margin of 21% and 17%, trending ahead of FY22 target of 15%.

We continue to generate significant COVID-19 related cost savings due to the cancellation of travel and events and lower facilities expenses, which are discussed in more detail by segment below.  We are taking actions to sustain much of these savings in our post-pandemic operations.

CONSOLIDATED OPERATING RESULTS

Revenue:

Revenue for the three months ended October 31, 2020 increased $24.8 million, or 5%, as compared with the prior year. On a constant currency basis, revenue increased 4% as compared with the prior year. This increase was mainly driven by the following factors:
●	an increase of $14.7 million in Education Services, primarily due to the contributions from mthree, which was acquired in January 2020; and
●	an increase of $11.7 million in Research Publishing & Platforms.

These increases were partially offset by a decline of $9.4 million in Academic & Professional Learning.

Excluding the inorganic impact of acquisitions, revenue on a constant currency basis remained flat.

See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.

Cost of Sales:

Cost of sales for the three months ended October 31, 2020 increased $11.4 million, or 8%, as compared with the prior year. On a constant currency basis, cost of sales increased 6% as compared with the prior year. This increase was primarily due to employment related costs in Education Services, the incremental impact from the acquisition of mthree; and to a lesser extent, an increase in royalty costs.  These factors were partially offset by lower marketing costs due to timing.

Index

Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended October 31, 2020 increased $6.8 million, or 3%, as compared with the prior year. On a constant currency basis, operating and administrative expenses increased 2% as compared with the prior year primarily reflecting the timing of annual incentive costs, technology costs and other administrative related costs, primarily due to the incremental impact of the acquisition of mthree. These factors were partially offset by COVID-19 related expense savings.

Restructuring and Related Charges:

Business Optimization Program

For the three months ended October 31, 2020 and 2019, we recorded pre-tax restructuring charges of $2.1 million and $3.2 million, respectively, related to this program. We anticipate $4 million in run rate savings from actions starting in fiscal 2022. These charges are reflected in Restructuring and Related Charges in our Unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring and Related Charges” for more details on these charges.

In November 2020, in response to the COVID-19 pandemic and the Company’s successful transition to a virtual work environment, we increased use of virtual work arrangements for post-pandemic operations, particularly for colleagues located at small remote facilities.  As a result, we expanded the scope of the Business Optimization Program to include the exit of certain leased office space beginning in the third quarter of fiscal year 2021 and reduction of our occupancy at other facilities. We are reducing our real estate square footage occupancy by approximately 12%. These actions are estimated to result in an initial pre-tax restructuring charge of approximately $15 million to $20 million in the third quarter of fiscal 2021. This initial restructuring charge primarily reflects the following non-cash charges:
●	the impairment of operating lease right-of-use assets and property and equipment, and
●	the acceleration of rent expense associated with right-of use assets and depreciation and amortization of property and equipment.

These actions are anticipated to yield annualized cost savings estimated to be approximately $7 million to $8 million. We anticipate ongoing facility-related costs associated with certain properties to result in additional restructuring charges in future periods.

Restructuring and Reinvestment Program

For the three months ended October 31, 2020 and 2019, we recorded pre-tax restructuring credits of $0.2 million and restructuring charges of $0.8 million, respectively, related to this program. These credits and charges are reflected in Restructuring and Related Charges in the Unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring and Related Charges” for more details on these credits and charges.

For the impact of both of our restructuring programs on diluted earnings per share, see the section below, “Diluted Earnings per Share (“EPS”).”

Amortization of Intangibles:

Amortization of intangibles was $17.2 million for the three months ended October 31, 2020, an increase of $2.1 million, or 14%, as compared with the prior year.  On a constant currency basis, amortization of intangibles increased 12% as compared with the prior year primarily due to the intangibles acquired as part of the acquisitions completed in fiscal year 2020. See Note 3, “Acquisitions” for more details on these transactions.

Operating Income:

Operating income for the three months ended October 31, 2020 increased $6.5 million, or 10%, as compared with the prior year.  On a constant currency basis and excluding restructuring charges, Adjusted EBITDA increased 7%. The increase in operating income and Adjusted EBITDA was primarily due to higher revenue as described above, partially offset by an increase in cost of sales and operating and administrative expenses.

Index

Interest Expense:

Interest expense for the three months ended October 31, 2020 was $4.5 million compared with the prior year of $6.8 million. This decrease was due to a lower weighted average effective borrowing rate, partially offset by higher average debt balances outstanding, which included borrowings for the funding of acquisitions in fiscal year 2020.

Foreign Exchange Transaction Losses:

Foreign exchange transaction losses were $0.7 million for the three months ended October 31, 2020 and were primarily due to losses on foreign currency denominated third-party and intercompany receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the U.S. dollar. Foreign exchange transaction losses were $2.7 million for the three months ended October 31, 2019 and were primarily due to the net impact of the change in average foreign exchange rates as compared to the U.S. dollar on our third-party accounts receivable and payable balances.

Provision for Income Taxes:

The effective tax rate for the three months ended October 31, 2020 was 0.1%, compared with 20.9% for the three months ended October 31, 2019. The decrease in the rate for the three months ended October 31, 2020 was due to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and certain regulations issued in late July 2020. Excluding the effects of these discrete items, as well as a small rate differential on unusual items, the rate for the three months ended October 31, 2020 would have been 20.9%.

In connection with the CARES Act and certain regulations, we elected to carry back our April 30, 2020 U.S. net operating loss (“NOL”) to our year ended April 30, 2015 and claim a $20.7 million refund. The NOL was carried back to fiscal year 2015 when the U.S. corporate tax rate was 35%. The carryback to a year with a higher rate, plus certain additional net permanent deductions included in the carryback, resulted in a $14.0 million net tax benefit.

Diluted Earnings per Share (“EPS”):

EPS for the three months ended October 31, 2020 was $1.22 per share compared with $0.79 per share for the three months ended October 31, 2019.

Below is a reconciliation of our U.S. GAAP EPS to Non-GAAP Adjusted EPS:

	Three Months Ended October 31,
	2020	2019
U.S. GAAP EPS	$1.22	$0.79
Adjustments:
Restructuring and related charges	0.02	0.06
Foreign exchange losses on intercompany transactions	0.01	—
Impact of U.S. CARES Act	(0.25)	—
Non-GAAP Adjusted EPS	$1.00	$0.85

On a constant currency basis, Adjusted EPS increased 12% primarily due to an increase in Adjusted EBITDA.

Index

SEGMENT OPERATING RESULTS

	Three Months Ended October 31,			Constant Currency
RESEARCH PUBLISHING & PLATFORMS:	2020	2019	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Research Publishing	$240,691	$225,085	7%	5%
Research Platforms	10,643	9,624	11%	11%
Total Research Publishing & Platforms Revenue	251,334	234,709	7%	5%

Cost of Sales	69,015	64,109	(8)%	(5)%
Operating Expenses	100,445	99,542	(1)%	1%
Amortization of Intangibles	8,024	7,041	(14)%	(11)%
Restructuring (Credits) Charges (see Note 9)	(238)	726	#	#

Contribution to Profit	74,088	63,291	17%	15%
Restructuring (Credits) Charges (see Note 9)	(238)	726
Adjusted Contribution to Profit	73,850	64,017	15%	14%
Depreciation and amortization	19,765	17,037
Adjusted EBITDA	$93,615	$81,054	15%	14%
Adjusted EBITDA Margin	37.2%	34.5%

# Variance greater than 100%

Revenue:

Research Publishing & Platforms revenue for the three months ended October 31, 2020 increased $16.6 million, or 7% as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 5% as compared with the prior year. This increase was primarily due to continued growth in Open Access in Research Publishing primarily due to growth in comprehensive “read and publish” agreements, and to a lesser extent, the contribution from acquisitions and growth in content platforms.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 14% as compared with the prior year. This increase was due to higher revenues, operational efficiencies and COVID-19 related expense savings.

Society Partnerships:

For the three months ended October 31, 2020:
●	1 new society contract was signed with a combined annual revenue of approximately $0.3 million,
●	30 society contracts were renewed with a combined annual revenue of approximately $13.3 million,
●	4 society contracts were not renewed with a combined annual revenue of approximately $0.3 million.

Index

	Three Months Ended October 31,			Constant Currency
ACADEMIC & PROFESSIONAL LEARNING:	2020	2019	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Education Publishing	$103,105	$101,741	1%	—
Professional Learning	67,485	75,984	(11)%	(13)%
Total Academic & Professional Learning	170,590	177,725	(4)%	(5)%

Cost of Sales	45,545	43,860	(4)%	(2)%
Operating Expenses	89,514	93,745	5%	5%
Amortization of Intangibles	4,112	4,270	4%	5%
Restructuring Charges (see Note 9)	1,541	800	(93)%	(92)%

Contribution to Profit	29,878	35,050	(15)%	(17)%
Restructuring Charges (see Note 9)	1,541	800
Adjusted Contribution to Profit	31,419	35,850	(12)%	(15)%
Depreciation and amortization	17,720	17,349
Adjusted EBITDA	$49,139	$53,199	(8)%	(10)%
Adjusted EBITDA Margin	28.8%	29.9%

# Variance greater than 100%

Revenue:

Academic & Professional Learning revenue decreased $7.1 million, or 4%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 5% as compared with the prior year. This decrease was primarily due to the COVID-19 impact on Professional Learning revenue, particularly the decline in trade print book publishing and the continued adverse impact of COVID-19 related retail closures and retail access and the decline in classroom dependent corporate training due to continued office closures and cancellations of in-person engagements. In Education Publishing, growth in digital content and courseware offerings continued to accelerate due to the COVID-19 driven shift to remote learning. That digital growth fully offset declines in print textbook publishing and lower test prep revenue due to COVID-19 related exam cancellations.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 10% as compared with the prior year. This decrease reflected revenue performance, partially offset by business optimization gains and COVID-19 related expense savings.

Index

	Three Months Ended October 31,			Constant Currency
EDUCATION SERVICES:	2020	2019	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Education Services OPM (1)	$56,261	$52,781	7%	6%
mthree (1)	12,826	990	#	#
Total Education Services Revenue	69,087	53,771	28%	27%

Cost of Sales	40,294	35,444	(14)%	(12)%
Operating Expenses	16,255	12,511	(30)%	(28)%
Amortization of Intangibles	5,029	3,708	(36)%	(34)%
Restructuring Charges (Credits) (see Note 9)	84	(475)	#	#

Contribution to Profit	7,425	2,583	#	#
Restructuring Charges (Credits) (see Note 9)	84	(475)
Adjusted Contribution to Profit	7,509	2,108	#	#
Depreciation and amortization	7,210	5,522
Adjusted EBITDA	$14,719	$7,630	93%	94%
Adjusted EBITDA Margin	21.3%	14.2%

# Variance greater than 100%

(1)
In May 2020, we moved the IT bootcamp business acquired as part of The Learning House acquisition from Education Services OPM to mthree. As a result, the prior period revenue related to the IT bootcamp business has been included in mthree. There were no changes to our total Education Services or our consolidated financial results. The inorganic revenue from mthree in the three months ended October 31, 2020 was $12.5 million.

Revenue:

Education Services revenue increased $15.3 million, or 28% as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 27% as compared with the prior year. Excluding revenue from our mthree acquisition, organic revenue increased 6% on a constant currency basis mainly driven by an increase in enrollments for our online program management services.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased $7.1 million as compared with the prior year primarily due to higher revenue; and, to a lesser extent, business optimization initiatives, notably sustained improvement in student acquisition costs.

Education Services Partners:

As of October 31, 2020, Wiley had 67 university partners under contract. As of October 31, 2019, Wiley had 65 university partners under contract.

CORPORATE EXPENSES:

Corporate expenses for the three months ended October 31, 2020 increased $4.0 million, or 11% as compared with the prior year. On a constant currency basis and excluding restructuring charges, these expenses increased 18%. This increase was primarily due to the timing of annual incentive costs.

Index

RESULTS OF OPERATIONS – SIX MONTHS ENDED OCTOBER 31, 2020

CONSOLIDATED OPERATING RESULTS

Revenue:

Revenue for the six months ended October 31, 2020 increased $32.6 million, or 4%, as compared with the prior year. On a constant currency basis, revenue increased 3% as compared with the prior year. This increase was mainly driven by the following factors:
●	an increase of $29.2 million in Education Services, primarily due to the contributions from mthree, which was acquired in January 2020; and
●	an increase of $24.4 million in Research Publishing & Platforms.

These increases were partially offset by a decline of $26.4 million in Academic & Professional Learning.

Excluding the inorganic impact of acquisitions, revenues on a constant currency basis decreased 1%.

See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.

Cost of Sales:

Cost of sales for the six months ended October 31, 2020 increased $13.2 million, or 5%, as compared with the prior year. On a constant currency basis, cost of sales increased 4% as compared with the prior year. This increase was primarily due to employment related costs in Education Services, primarily due to the incremental impact from the acquisition of mthree; and to a lesser extent, an increase in royalty costs, partially offset by lower inventory and marketing costs.

Operating and Administrative Expenses:

Operating and administrative expenses for the six months ended October 31, 2020 decreased $6.0 million, or 1%, as compared with the prior year. On a constant currency basis, operating and administrative expenses decreased 2% as compared with the prior year primarily reflecting COVID-19 related expense savings, and, to a lesser extent, lower professional fees associated with strategic planning. These factors were partially offset by an increase in other administrative related costs, primarily due to the incremental impact of the acquisition of mthree, and to a lesser extent, higher technology related costs.
Restructuring and Related Charges:

Business Optimization Program

For the six months ended October 31, 2020 and 2019, we recorded pre-tax restructuring charges of $4.3 million and $14.0 million, respectively, related to this program. These charges are reflected in Restructuring and Related Charges in our Unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring and Related Charges” for more details on these charges.

Restructuring and Reinvestment Program

For the six months ended October 31, 2020 and 2019, we recorded pre-tax restructuring credits of $0.2 million and charges of $0.7 million, respectively, related to this program. These charges and credits are reflected in Restructuring and Related Charges in our Unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring and Related Charges” for more details on these credits and charges.

For the impact of both of our restructuring programs on diluted earnings per share, see the section below, “Diluted Earnings per Share (“EPS”).”

Amortization of Intangibles:

Amortization of intangibles was $34.1 million for the six months ended October 31, 2020, an increase of $4.1 million, or 14%, as compared with the prior year on a reported basis.  On a constant currency basis, amortization of intangibles increased 13% as compared with the prior year. The increase in amortization was due to the intangibles acquired as part of the acquisitions completed in fiscal year 2020. See Note 3, “Acquisitions” for more details on these transactions.

Index

Operating Income:

Operating income for the six months ended October 31, 2020 increased $32.0 million, or 47.1% as compared with the prior year. On a constant currency basis and excluding restructuring charges, Adjusted EBITDA increased 19%. The increase in operating income and Adjusted EBITDA was primarily due to higher revenue and lower operating and administrative expenses, partially offset by higher cost of sales.  In addition, operating income was favorably impacted by lower restructuring related costs.

Interest Expense:

Interest expense for the six months ended October 31, 2020 was $9.1 million compared with the prior year of $12.9 million. This decrease was due to a lower weighted average effective borrowing rate, partially offset by higher average debt balances outstanding, which included borrowings for the funding of acquisitions in fiscal year 2020.

Foreign Exchange Transaction Losses:

Foreign exchange transaction losses were $0.8 million for the six months ended October 31, 2020 and were primarily due to losses on foreign currency third-party receivable and payable balances, partially offset by gains on foreign currency denominated intercompany accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the U.S. dollar. Foreign exchange transaction losses were less than $0.1 million for the six months ended October 31, 2019 and were primarily due to the net impact of the change in average foreign exchange rates as compared to the U.S. dollar on foreign currency denominated intercompany and third-party accounts receivable and payable balances.

Provision for Income Taxes:

The effective tax rate for the six months ended October 31, 2020 was 13.7%, compared with 20.1% for the six months ended October 31, 2019. The decrease in the rate for the six months ended October 31, 2020 was due to the CARES Act and certain regulations issued in late July 2020, partially offset by an increase in the U.K. statutory rate described below. Excluding the effects of these discrete items, the rate for the six months ended October 31, 2020 would have been 21.4%.

In connection with the CARES Act and certain regulations, we elected to carry back our April 30, 2020 U.S. NOL to our year ended April 30, 2015 and claim a $20.7 million refund. The NOL was carried back to fiscal year 2015 when the U.S. corporate tax rate was 35%.  The carryback to a year with a higher rate, plus certain additional net permanent deductions included in the carryback, resulted in a $14.0 million net tax benefit.

During the three months ended July 31, 2020, the U.K. officially enacted legislation that increased its statutory rate from 17% to 19%. This resulted in a $6.7 million non-cash deferred tax expense from the re-measurement of our applicable U.K. net deferred tax liabilities.

Diluted Earnings per Share (“EPS”):

EPS for the six months ended October 31, 2020 was $1.51 per share compared with $0.85 per share for the six months ended October 31, 2019.

Below is a reconciliation of our U.S. GAAP EPS to Non-GAAP Adjusted EPS:

	Six Months Ended October 31,
	2020	2019
U.S. GAAP EPS	$1.51	$0.85
Adjustments:
Restructuring and related charges	0.05	0.20
Foreign exchange (gains) losses on intercompany transactions	(0.02)	0.01
Impact of increase in U.K. statutory rate on deferred tax balances	0.12	—
Impact of U.S. CARES Act	(0.25)	—
Non-GAAP Adjusted EPS	$1.41	$1.06

On a constant currency basis, Adjusted EPS increased 33% primarily due to the increase in Adjusted EBITDA.

Index

SEGMENT OPERATING RESULTS

	Six Months Ended October 31,			Constant Currency
RESEARCH PUBLISHING & PLATFORMS:	2020	2019	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Research Publishing	$471,155	$445,012	6%	5%
Research Platforms	20,989	19,072	10%	10%
Total Research Publishing & Platforms Revenue	492,144	464,084	6%	5%

Cost of Sales	134,716	128,206	(5)%	(4)%
Operating Expenses	198,266	199,090	—	1%
Amortization of Intangibles	15,691	14,505	(8)%	(7)%
Restructuring (Credits) Charges (see Note 9)	(435)	3,346	#	#

Contribution to Profit	143,906	118,937	21%	20%
Restructuring (Credits) Charges (see Note 9)	(435)	3,346
Adjusted Contribution to Profit	143,471	122,283	17%	16%
Depreciation and amortization	39,466	34,190
Adjusted EBITDA	$182,937	$156,473	17%	16%
Adjusted EBITDA Margin	37.2%	33.7%

# Variance greater than 100%

Revenue:

Research Publishing & Platforms revenue for the six months ended October 31, 2020 increased $28.1 million, or 6% as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 5% as compared with the prior year. This increase was primarily due to continued growth in Open Access in Research Publishing primarily due to growth in comprehensive “read and publish” agreements, and to a lesser extent, contribution from acquisitions and growth in content platforms.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 16% as compared with the prior year. This increase was primarily due to higher revenues, operational efficiencies, COVID-19 related expense savings and, to a lesser extent, lower marketing spend due to timing. These factors were partially offset by an increase in provisions for bad debt reflecting an increase in aged receivable balances due to COVID-19.

Society Partnerships:

For the six months ended October 31, 2020:
●	4 new society contracts were signed with a combined annual revenue of approximately $13.7 million,
●	54 society contracts were renewed with a combined annual revenue of approximately $44.6 million,
●	7 society contracts were not renewed with a combined annual revenue of approximately $0.7 million.

Index

	Six Months Ended October 31,			Constant Currency
ACADEMIC & PROFESSIONAL LEARNING:	2020	2019	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Education Publishing	$167,189	$167,264	—	—
Professional Learning	130,314	155,319	(16)%	(17)%
Total Academic & Professional Learning	297,503	322,583	(8)%	(8)%

Cost of Sales	82,333	87,674	6%	7%
Operating Expenses	175,848	183,275	4%	4%
Amortization of Intangibles	8,250	8,068	(2)%	(1)%
Restructuring Charges (see Note 9)	1,574	3,605	56%	56%

Contribution to Profit	29,498	39,961	(26)%	(28)%
Restructuring Charges (see Note 9)	1,574	3,605
Adjusted Contribution to Profit	31,072	43,566	(29)%	(30)%
Depreciation and amortization	36,524	33,873
Adjusted EBITDA	$67,596	$77,439	(13)%	(14)%
Adjusted EBITDA Margin	22.7%	24.0%

# Variance greater than 100%

Revenue:

Academic & Professional Learning revenue decreased $25.1 million, or 8%, as compared with the prior year on a reported and constant currency basis.  Excluding revenue from our zyBooks and Knewton acquisitions, organic revenue declined 9% on a constant currency basis. This decrease was primarily due to the COVID-19 impact on Professional Learning revenue, particularly the decline in trade print book publishing and the continued adverse impact of COVID-19 on classroom dependent corporate training. In Education Publishing, growth in digital content and courseware offerings continued to accelerate due to the COVID-19 driven shift to remote learning.  That digital growth fully offset declines in print textbook publishing and lower test prep revenue due to COVID-19 related exam cancellations.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 14% as compared with the prior year. This decrease reflected revenue performance and an increase in technology related costs, partially offset by COVID-19 related expense savings.

Index

	Six Months Ended October 31,			Constant Currency
EDUCATION SERVICES:	2020	2019	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Education Services OPM (1)	$106,523	$100,937	6%	6%
mthree (1)	26,167	2,131	#	#
Total Education Services Revenue	132,690	103,068	29%	28%

Cost of Sales	82,612	70,628	(17)%	(17)%
Operating Expenses	31,756	28,025	(13)%	(13)%
Amortization of Intangibles	10,116	7,417	(36)%	(36)%
Restructuring Charges (see Note 9)	223	1,614	86%	86%

Contribution to Profit	7,983	(4,616)	#	#
Restructuring Charges (see Note 9)	223	1,614
Adjusted Contribution to Profit	8,206	(3,002)	#	#
Depreciation and amortization	14,489	11,020
Adjusted EBITDA	$22,695	$8,018	#	#
Adjusted EBITDA Margin	17.1%	7.8%

# Variance greater than 100%

(1)
In May 2020, we moved the IT bootcamp business acquired as part of The Learning House acquisition from Education Services OPM to mthree. As a result, the prior period revenue related to the IT bootcamp business has been included in mthree. There were no changes to our total Education Services or our consolidated financial results. The inorganic revenue from mthree in the six months ended October 31, 2020 was $24.9 million.

Revenue:

Education Services revenue increased $29.6 million, or 29% as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 28% as compared with the prior year. Excluding revenue from our mthree acquisition, organic revenue increased 6% on a constant currency basis mainly driven by an increase in enrollments for our online program management services.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA was favorable by $14.7 million as compared with the prior year. This was due to higher revenue, and business optimization initiatives, notably sustained improvement in student acquisition costs. These factors were partially offset by higher employment related costs and other administrative costs due to the incremental impact from the acquisition of mthree.

CORPORATE EXPENSES:

Corporate expenses for the six months ended October 31, 2020 decreased $4.9 million, or 6% as compared with the prior year. On a constant currency basis and excluding restructuring charges, these expenses decreased 2%. This decrease was primarily due to lower professional fees related to strategic planning, partially offset by an increase in legal related costs.

Index

FISCAL YEAR 2021 OUTLOOK:

Based on performance through the six months and leading indicators for the remainder of the year, Wiley is initiating annual guidance for fiscal year 2021.  For Revenue, the Company anticipates low-single digit growth overall, which includes low-single digit growth in Research and double-digit growth in Education Services (mid-single digit growth on an organic basis). The growth in Research and Education Services will more than offset a mid-single digit decline in Academic & Professional Learning. Revenue growth, business optimization gains, and COVID-related savings will all contribute to improved year-over-year profit performance.

We expect Free Cash Flow to be in the range of $175 million to $200 million, up from $173 million in fiscal 2020. The anticipated cash flow improvement reflects improved earnings, partly offset by unfavorable timing of working capital items. We expect capital expenditures to be approximately $100 million, with investment focused on adding and enhancing tech-enabled products and services in our core focus areas, along with continued investment in process optimization and workflow automation. We expect to receive the refund related to the CARES Act by the end of fiscal 2021.

Projected performance ranges for fiscal year 2021 consolidated Revenue, Adjusted EBITDA, Adjusted EPS and Free Cash Flow are as follows:

Amounts in millions, except Adjusted EPS

METRIC	FISCAL YEAR 2020	FISCAL YEAR 2021 OUTLOOK(1)
Revenue	$1,831	$1,865-$1,885
Adjusted EBITDA	$356	$380-$395
Adjusted EPS	$2.40	$2.50-$2.70
Free Cash Flow	$173	$175-$200

(1)	Fiscal Year 2021 Outlook reflects actual currency for results through the six months ended October 31, 2020 and assumes current FX rates prevail for remainder of year.

Adjusted EBITDA:

Below is a reconciliation of our consolidated U.S. GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Net Income	$68,432	$44,690	$84,766	$48,314
Interest expense	4,461	6,787	9,075	12,864
Provision for income taxes	81	11,783	13,481	12,126
Depreciation and amortization	48,430	42,638	97,937	84,857
Non-GAAP EBITDA	$121,404	$105,898	$205,259	$158,161
Restructuring and related charges	1,920	4,001	4,138	14,736
Foreign exchange transaction losses	697	2,668	779	16
Other income	(3,766)	(2,537)	(8,157)	(5,370)
Non-GAAP Adjusted EBITDA	$120,255	$110,030	$202,019	$167,543

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

Index

As of October 31, 2020, we had cash and cash equivalents of $86.1 million, of which approximately $80.0 million, or 93%, was located outside the U.S.  Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of our operations. Notwithstanding the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which generally eliminated federal income tax on future cash repatriation to the U.S., cash repatriation may be subject to state and local taxes or withholding or similar taxes. Since April 30, 2018, we no longer intend to permanently reinvest earnings outside the U.S. We have a $2.0 million liability related to the estimated taxes that would be incurred upon repatriating certain non-U.S. earnings.

On May 30, 2019, we entered into a credit agreement that amended and restated our existing revolving credit agreement (“Amended and Restated RCA”). The Amended and Restated RCA provides for senior unsecured credit facilities comprised of a (i) five-year revolving credit facility in an aggregate principal amount up to $1.25 billion, and (ii) a five-year term loan A facility consisting of $250 million. The agreement contains customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio.

As of October 31, 2020, we had approximately $837.7 million of debt outstanding, net of unamortized issuance costs of $0.6 million, and approximately $654.9 million of unused borrowing capacity under our Amended and Restated RCA and other facilities. Our Amended and Restated RCA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of October 31, 2020.

Analysis of Historical Cash Flow

The following table shows the changes in our Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended October 31, 2020 and 2019.
	Six Months Ended October 31,
	2020	2019
Net Cash Used In Operating Activities	$(76,622)	$(99,521)
Net Cash Used In Investing Activities	(61,679)	(134,431)
Net Cash Provided by Financing Activities	18,599	249,267
Effect of Foreign Currency Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	3,301	(461)

Free Cash Flow less Product Development Spending helps assess our ability, over the long term, to create value for our shareholders, as it represents cash available to repay debt, pay common dividends, and fund share repurchases and new acquisitions. Below are the details of Free Cash Flow less Product Development Spending for the six months ended October 31, 2020 and 2019.

Cash flow from operations is seasonally a use of cash in the first half of Wiley’s fiscal year principally due to the timing of collections for annual journal subscriptions, which typically occurs in the beginning of the second half of our fiscal year.

Free Cash Flow less Product Development Spending:
	Six Months Ended October 31,
	2020	2019
Net Cash Used In Operating Activities	$(76,622)	$(99,521)
Less: Additions to Technology, Property and Equipment	(36,430)	(44,531)
Less: Product Development Spending	(10,999)	(11,686)
Free Cash Flow less Product Development Spending	$(124,051)	$(155,738)

Index

Net Cash Used In Operating Activities

The following is a summary of the $22.9 million change in Net Cash Used In Operating Activities for the six months ended October 31, 2020 as compared with the six months ended October 31, 2019 (amounts in millions).

Net Cash Used In Operating Activities – Six Months Ended October 31, 2019	$(99.5)
Higher net income adjusted for items to reconcile net income to net cash used in operating activities, including the non-cash change in deferred taxes primarily related to the CARES Act	62.9
Working Capital Changes:
Accounts payable and royalties payable - primarily due to the timing of payments	(28.6)
Income taxes - primarily due to a receivable in connection with the impact of the CARES Act, see Note 13, “Income taxes”, and to a lesser extent, the timing of certain international and U.S. tax payments and refunds	(16.7)
Accounts receivable, net and contract liabilities - due to the timing of customer payments	(13.3)
Other working capital items – favorable activity primarily due to lower employee related payments, and COVID-19 related expense savings, and, to a lesser extent, lower inventory purchases. Partially offset by an increase in restructuring payments	18.6
Net Cash Used In Operating Activities – Six Months Ended October 31, 2020	$(76.6)

Our negative working capital (current assets less current liabilities) was $157.4 million and $312.3 million as of October 31, 2020 and April 30, 2020, respectively, due to the seasonality of our businesses. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by us for a number of purposes including funding: operations, capital expenditures, acquisitions, debt repayments, dividend payments and purchasing treasury shares. Due to the economic downturn, we estimate that approximately $30 million of customer payments were delayed into fiscal year 2021. Our Accounts Receivable collections were in line with our expectations. Although, in certain situations, the timing of collections may be extended, we do not anticipate any material issues with customer collections. Many of our customers have been adversely impacted by COVID-19, and we expect some continued delays in payments due to widespread disruption and pervasive cash conservation behaviors in the face of uncertainty.  We have recorded provisions for bad debt where appropriate.

The $154.9 million change in negative working capital was primarily due to the decrease in contract liabilities, accounts payable and accrued employment costs, partially offset by the decrease in cash and cash equivalents and accounts receivable.

The contract liabilities will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of October 31, 2020 and as of April 30, 2020 includes $285.2 million and $520.2 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Net Cash Used In Investing Activities

Net Cash Used in Investing Activities for the six months ended October 31, 2020 was $61.7 million compared to $134.4 million in the prior year. The decrease in cash used in investing activities was due to a reduction of $73.9 million in cash used to acquire businesses, and to a lesser extent, a decrease of $8.1 million for additions of technology, property and equipment in the six months ended October 31, 2020, partially offset by an increase in cash used of $10.0 million for the acquisition of publication rights and other.

Net Cash Provided By Financing Activities

Net Cash Provided by Financing Activities was $18.6 million for the six months ended October 31, 2020 compared to $249.3 million for the six months ended October 31, 2019. This decrease in cash provided by financing activities was due to a decrease in net borrowings of $257.9 million, which was primarily due to an increase in repayments for the six months ended October 31, 2020, partially offset by $25.0 million of lower cash used for repurchases of common stock in the six months ended October 31, 2020.

During the six months ended October 31, 2020, we made no repurchases of shares of common stock. During the six months ended October 31, 2019, we repurchased 551,847 shares of Class A Common stock at an average price of $45.30. We expect to resume share repurchases under our existing repurchase authorizations as global economic stability returns.

In the six months ended October 31, 2020, we increased our quarterly dividend to shareholders to $1.37 per share annualized versus $1.36 per share annualized in the prior year.

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

On an annual basis, a hypothetical one percent change in interest rates for the $538.3 million of unhedged variable rate debt as of October 31, 2020 would affect net income and cash flow by approximately $4.2 million.

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

Our significant investments in non-U.S. businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment. During the three and six months ended October 31, 2020, we recorded foreign currency translation (losses) gains in Accumulated Other Comprehensive Loss of approximately $(11.6) million and $35.2 million, respectively, primarily as a result of the fluctuations of the U.S. dollar relative to the British pound sterling, and to a lesser extent the euro. During the three and six months ended October 31, 2019, we recorded foreign currency translation gains in Other Comprehensive Income of approximately $38.3 million and $2.8 million respectively, primarily as a result of the fluctuations of the U.S. dollar relative to the British pound sterling.

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

Index

The reserves are reflected in the following accounts of our Unaudited Condensed Consolidated Statements of Financial Position – increase (decrease):
	October 31, 2020	April 30, 2020
Increase in Inventories, net	$11,252	$8,686
Decrease in Accrued royalties	$(5,891)	$(4,441)
Increase in Contract liabilities	$43,616	$32,769
Print book sales return reserve net liability balance	$(26,473)	$(19,642)

A one percent change in the estimated sales return rate could affect net income by approximately $0.7 million. A change in the pattern or trends in returns could affect the estimated allowance.

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

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no book customer accounts for more than 10% of total consolidated revenue and 17% of accounts receivable at October 31, 2020, the top 10 book customers account for approximately 14% of total consolidated revenue and approximately 35% of accounts receivable at October 31, 2020.

Disclosure of Certain Activities Relating to Iran

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.” In the six months ended October 31, 2020, we recorded an immaterial amount of revenue and net earnings related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations. We assessed our business relationship and transactions with Iran and believe we are in compliance with the regulations governing the sanctions. We intend to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

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

Index

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

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant developments related to legal proceedings during the three months ended October 31, 2020. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 Note 16, “Commitment and Contingencies”.

ITEM 1a. RISK FACTORS

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2020, there were no share repurchases of our Class A and Class B Common Stock under our publicly announced stock repurchase programs.
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program	Maximum Dollar Value of Shares that May be Purchased Under Additional Plans or Programs (Dollars in millions)
August 2020	—	$—	—	806,758	$200
September 2020	—	—	—	806,758	$200
October 2020	—	—	—	806,758	$200
Total	—	$—	—	806,758	$200

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: December 10, 2020

Index