Form 10-Q
period 2021-01-31
JOHN WILEY & SONS, INC.
filed 2021-03-05
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

The number of shares outstanding of each of the Registrant’s classes of common stock as of March 3, 2021 were:

Class A, par value $1.00 – 46,817,333
Class B, par value $1.00 – 9,053,803

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

Index

ITEM 1. FINANCIAL STATEMENTS
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – UNAUDITED
In thousands

	January 31, 2021	April 30, 2020

Assets:
Current Assets
Cash and cash equivalents	$91,321	$202,464
Accounts receivable, net	278,939	309,384
Inventories, net	40,685	43,614
Prepaid expenses and other current assets	84,765	59,465
Total Current Assets	495,710	614,927

Product Development Assets, net	48,528	53,643
Royalty Advances, net	43,755	36,710
Technology, Property and Equipment, net	284,638	298,005
Intangible Assets, net	1,024,887	807,405
Goodwill	1,297,059	1,116,790
Operating Lease Right-of-Use Assets	125,287	142,716
Other Non-Current Assets	106,501	98,598
Total Assets	$3,426,365	$3,168,794

Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$72,937	$93,691
Accrued royalties	143,884	87,408
Short-term portion of long-term debt	12,500	9,375
Contract liabilities	398,477	520,214
Accrued employment costs	103,223	108,448
Accrued income taxes	9,168	13,728
Short-term portion of operating lease liabilities	20,965	21,810
Other accrued liabilities	80,922	72,595
Total Current Liabilities	842,076	927,269

Long-Term Debt	948,241	765,650
Accrued Pension Liability	167,881	187,969
Deferred Income Tax Liabilities	164,583	119,127
Operating Lease Liabilities	153,031	159,782
Other Long-Term Liabilities	86,751	75,373
Total Liabilities	2,362,563	2,235,170

Shareholders’ Equity
Preferred Stock, $1 par value: Authorized – 2 million, Issued - 0	—	—
Class A Common Stock, $1 par value: Authorized - 180 million, Issued 70,208 and 70,166 as of January 31, 2021 and April 30, 2020, respectively	70,208	70,166
Class B Common Stock, $1 par value: Authorized - 72 million, Issued 12,974 and 13,016 as of January 31, 2021 and April 30, 2020, respectively	12,974	13,016
Additional paid-in-capital	441,403	431,680
Retained earnings	1,827,866	1,780,129
Accumulated other comprehensive loss, net of tax	(499,529)	(575,497)
Less Treasury shares at cost (Class A – 23,394 and 23,405 as of January 31, 2021 and April 30, 2020, respectively; Class B – 3,921 and 3,920 as of January 31, 2021 and April 30, 2020, respectively)	(789,120)	(785,870)
Total Shareholders’ Equity	1,063,802	933,624
Total Liabilities and Shareholders' Equity	$3,426,365	$3,168,794

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Revenue, net	$482,912	$467,131	$1,405,249	$1,356,866

Costs and Expenses
Cost of sales	157,636	153,924	457,298	440,433
Operating and administrative expenses	251,242	245,683	735,778	736,233
Restructuring and related charges	20,675	3,298	24,813	18,034
Amortization of intangibles	19,032	15,732	53,089	45,722
Total Costs and Expenses	448,585	418,637	1,270,978	1,240,422

Operating Income	34,327	48,494	134,271	116,444

Interest Expense	(4,853)	(6,309)	(13,928)	(19,173)
Foreign Exchange Transaction Losses	(5,694)	(1,745)	(6,473)	(1,761)
Other Income	3,612	4,232	11,769	9,602

Income Before Taxes	27,392	44,672	125,639	105,112
Provision for Income Taxes	5,231	9,229	18,712	21,355

Net Income	$22,161	$35,443	$106,927	$83,757

Earnings Per Share
Basic	$0.40	$0.63	$1.91	$1.49
Diluted	$0.39	$0.63	$1.90	$1.48

Weighted Average Number of Common Shares Outstanding
Basic	55,984	56,073	55,967	56,312
Diluted	56,332	56,503	56,230	56,698

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED
Dollars in thousands

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Net Income	$22,161	$35,443	$106,927	$83,757

Other Comprehensive Income:
Foreign currency translation adjustment	48,305	7,895	83,532	10,675
Unamortized retirement (costs) credits, net of tax benefit (expense) of $1,912, $41, $2,621, and $(317), respectively	(6,774)	(816)	(9,036)	776
Unrealized gain (loss) on interest rate swaps, net of tax (expense) benefit of $(184), $132, $(436) and $412, respectively	582	(393)	1,472	(1,053)
Total Other Comprehensive Income	42,113	6,686	75,968	10,398

Comprehensive Income	$64,274	$42,129	$182,895	$94,155

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Dollars in thousands

	Nine Months Ended January 31,
	2021	2020
Operating Activities
Net income	$106,927	$83,757
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	53,089	45,722
Amortization of product development assets	25,323	26,653
Depreciation and amortization of technology, property and equipment	68,841	56,163
Restructuring and related charges	24,813	18,034
Stock-based compensation expense	14,744	15,662
Employee retirement plan expense	9,080	4,771
Royalty advances	(101,534)	(96,618)
Earned royalty advances	101,163	90,320
Foreign exchange transaction losses	6,473	1,761
Other non-cash charges	29,256	17,506
Net change in operating assets and liabilities	(183,349)	(174,844)
Net Cash Provided By Operating Activities	154,826	88,887
Investing Activities
Product development spending	(17,103)	(17,770)
Additions to technology, property and equipment	(58,176)	(65,924)
Businesses acquired in purchase transactions, net of cash acquired	(298,590)	(200,642)
Acquisitions of publication rights and other	(18,524)	(1,548)
Net Cash Used In Investing Activities	(392,393)	(285,884)
Financing Activities
Repayment of long-term debt	(452,927)	(253,006)
Borrowing of long-term debt	627,097	572,423
Payment of debt issuance costs	—	(4,006)
Purchase of treasury shares	(7,063)	(35,000)
Change in book overdrafts	7,929	(301)
Cash dividends	(57,802)	(57,632)
Impact of tax withholding on stock-based compensation and other	(1,391)	(1,596)
Net Cash Provided By Financing Activities	115,843	220,882
Effects of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	10,631	530
Cash Reconciliation:
Cash and Cash Equivalents	202,464	92,890
Restricted cash included in Prepaid expenses and other current assets	583	658
Balance at Beginning of Period	203,047	93,548
(Decrease)/Increase for the Period	(111,093)	24,415
Cash and cash equivalents	91,321	117,355
Restricted cash included in Prepaid expenses and other current assets	633	608
Balance at End of Period	$91,954	$117,963
Cash Paid During the Period for:
Interest	$12,697	$18,292
Income taxes, net of refunds	$46,148	$39,397

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at October 31, 2020	$70,179	$13,003	$435,851	$1,825,025	$(541,642)	$(782,203)	$1,020,213
Restricted Shares Issued Under Stock-Based Compensation Plans	—	—	(128)	2	—	193	67
Impact of Tax Withholding on Stock-Based Compensation and Other	—	—	2	—	—	(47)	(45)
Stock-based Compensation Expense	—	—	5,678	—	—	—	5,678
Purchase of Treasury Shares	—	—	—	—	—	(7,063)	(7,063)
Class A Common Stock Dividends ($0.3425 per share)	—	—	—	(16,220)	—	—	(16,220)
Class B Common Stock Dividends ($0.3425 per share)	—	—	—	(3,102)	—	—	(3,102)
Common Stock Class Conversions	29	(29)	—	—	—	—	—
Comprehensive Income, Net of Tax	—	—	—	22,161	42,113	—	64,274
Balance at January 31, 2021	$70,208	$12,974	$441,403	$1,827,866	$(499,529)	$(789,120)	$1,063,802

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at October 31, 2019	$70,149	$13,033	$429,968	$1,940,902	$(505,026)	$(770,030)	$1,178,996
Restricted Shares Issued Under Stock-based Compensation Plans	—	—	(2,512)	—	—	2,597	85
Impact of Tax Withholding on Stock-Based Compensation and Other	—	—	189	—	—	(391)	(202)
Stock-based Compensation Expense	—	—	5,373	—	—	—	5,373
Purchase of Treasury Shares	—	—	—	—	—	(10,000)	(10,000)
Class A Common Stock Dividends ($0.34 per share)	—	—	—	(16,049)	—	—	(16,049)
Class B Common Stock Dividends ($0.34 per share)	—	—	—	(3,097)	—	—	(3,097)
Common Stock Class Conversions	7	(7)	—	—	—	—	—
Comprehensive Income, Net of Tax	—	—	—	35,443	6,686	—	42,129
Balance at January 31, 2020	$70,156	$13,026	$433,018	$1,957,199	$(498,340)	$(777,824)	$1,197,235

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at April 30, 2020	$70,166	$13,016	$431,680	$1,780,129	$(575,497)	$(785,870)	$933,624
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	(1,390)	—	—	(1,390)
Restricted Shares Issued Under Stock-Based Compensation Plans	—	—	(5,392)	2	—	5,575	185
Impact of Tax Withholding on Stock-Based Compensation and Other	—	—	371	—	—	(1,762)	(1,391)
Stock-based Compensation Expense	—	—	14,744	—	—	—	14,744
Purchase of Treasury Shares	—	—	—	—	—	(7,063)	(7,063)
Class A Common Stock Dividends ($1.0275 per share)	—	—	—	(48,477)	—	—	(48,477)
Class B Common Stock Dividends ($1.0275 per share)	—	—	—	(9,325)	—	—	(9,325)
Common Stock Class Conversions	42	(42)	—	—	—	—	—
Comprehensive Income, Net of Tax	—	—	—	106,927	75,968	—	182,895
Balance at January 31, 2021	$70,208	$12,974	$441,403	$1,827,866	$(499,529)	$(789,120)	$1,063,802

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at April 30, 2019	$70,127	$13,055	$422,305	$1,931,074	$(508,738)	$(746,476)	$1,181,347
Restricted Shares Issued Under Stock-based Compensation Plans	—	—	(5,304)	—	—	5,603	299
Impact of Tax Withholding on Stock-Based Compensation and Other	—	—	355	—	—	(1,951)	(1,596)
Stock-based Compensation Expense	—	—	15,662	—	—	—	15,662
Purchase of Treasury Shares	—	—	—	—	—	(35,000)	(35,000)
Class A Common Stock Dividends ($1.02 per share)	—	—	—	(48,331)	—	—	(48,331)
Class B Common Stock Dividends ($1.02 per share)	—	—	—	(9,301)	—	—	(9,301)
Common Stock Class Conversions	29	(29)	—	—	—	—	—
Comprehensive Income, Net of Tax	—	—	—	83,757	10,398	—	94,155
Balance at January 31, 2020	$70,156	$13,026	$433,018	$1,957,199	$(498,340)	$(777,824)	$1,197,235

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

Our Unaudited Condensed Consolidated Financial Statements include all the accounts of the Company and our subsidiaries. We have eliminated all intercompany transactions and balances in consolidation. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Unaudited Condensed Consolidated Financial Condition, Results of Operations, Comprehensive Income and Cash Flows for the periods presented. Operating results for the interim period are not necessarily indicative of the results expected for the full year. All amounts are in thousands, except per share amounts, and approximate due to rounding. These financial statements should be read in conjunction with the most recent audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 as filed with the SEC on June 26, 2020 (“2020 Form 10-K”).

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

Note 2 — Recent Accounting Standards

Recently Adopted Accounting Standards

Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted ASU 2018-15 on May 1, 2020 on a prospective basis. There was no impact to our consolidated financial statements at the date of adoption.

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 removes, modifies, and added disclosures. We adopted ASU 2018-13 on May 1, 2020. There was no impact to our consolidated financial statements or disclosures as a result of adoption.

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

Index

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

The following table presents the change in provision for credit losses, which is presented net in Accounts Receivable on our Unaudited Condensed Consolidated Statements of Financial Position for the period indicated:

Provision for Credit Losses
Balance as of April 30, 2020	$18,335
Adjustment due to adoption of new credit losses standard recorded as an adjustment to retained earnings	1,776
Current period provision	5,910
Amounts written off, less recoveries	(3,186)
Foreign exchange translation adjustments and other	(1,425)
Balance as of January 31, 2021	$21,410

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

Index

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, “Reference Rate Reform: Scope.” This ASU provides optional guidance for a limited period of time to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.  This would apply to companies meeting certain criteria that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This standard is effective for us immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently assessing the impact the new guidance will have on our consolidated financial statements.

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

Fiscal Year 2021

Hindawi

On December 31, 2020, we completed the acquisition of 100% of the outstanding stock of Hindawi Limited (“Hindawi”). Hindawi is a scientific research publisher and an innovator in open access publishing. Its results of operations are included in our Research Publishing & Platforms segment.

The preliminary fair value of the consideration transferred at the acquisition date was $300.1 million which included $299.3 million of cash and $0.8 million related to the settlement of a preexisting relationship. We financed the payment of the cash consideration primarily through borrowings under our Amended and Restated RCA (as defined below in Note 15, “Debt and Available Credit Facilities”) and using cash on hand. The fair value of the cash consideration transferred, net of $1.0 million of cash acquired was approximately $298.3 million.

The Hindawi acquisition was accounted for using the acquisition method of accounting. The preliminary excess purchase price over identifiable net tangible and intangible assets has been recorded to Goodwill in our Condensed Consolidated Statements of Financial Position. Goodwill represents synergies and economies of scale expected from the combination of services. We recorded the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date. None of the goodwill will be deductible for tax purposes. The acquisition related costs to acquire Hindawi were expensed when incurred and were approximately $2.3 million. Such costs were allocated to the Research Publishing and Platforms segment and are reflected in Operating and Administrative Expenses on the Unaudited Condensed Consolidated Statements of Income for the three months ended January 31, 2021.

Hindawi’s revenue and operating loss included in our Research Publishing and Platforms segment results for the three months ended January 31, 2021 was $1.6 million and $3.7 million, respectively.

Index

The following table summarizes the preliminary consideration transferred to acquire Hindawi and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed.

Preliminary Allocation
Total preliminary consideration transferred	$300,086

Assets:
Current Assets	2,902
Technology, Property and Equipment, net	844
Intangible Assets, net	194,400
Goodwill	141,775
Operating Lease Right-of-Use Assets	3,716
Other Non-Current Assets	177
Total Assets	$343,814

Liabilities:
Current Liabilities	3,657
Deferred Income Tax Liabilities	36,936
Operating Lease Liabilities	3,135
Total Liabilities	$43,728

The following table summarizes the preliminary identifiable intangible assets acquired and their weighted-average useful life at the date of acquisition.

	Estimated Fair Value	Weighted-Average Useful Life (in Years)
Content and Publishing Rights	$188,500	15
Developed Technology	4,500	5
Trademarks	1,000	2
Customer Relationships	400	15
Total	$194,400

The allocation of the total consideration transferred to the assets acquired, including intangible assets and goodwill, and the liabilities assumed is preliminary, and could be revised as a result of additional information obtained due to the finalization of the third-party valuation report, leases and related commitments, tax related matters and contingencies and certain assets and liabilities, including receivables and payables, but such amounts will be finalized within the measurement period, which will not exceed one year from the acquisition date. We are also in the process of aligning our accounting policies, which could result in changes related to financial statement presentation.

Fiscal Year 2020

mthree

On January 1, 2020, we completed the acquisition of 100% of the outstanding stock of mthree. mthree is a rapidly growing education services provider that addresses the IT skills gap by finding, training and placing job-ready technology talent in roles with leading corporations worldwide. Its results of operations are included in our Education Services segment.

The fair value of the consideration transferred was $129.9 million (£98.5 million) which included $122.2 million of cash at the acquisition date, $6.4 that was paid in cash after the acquisition date as part of the assumed liabilities, and $1.3 million of cash to be paid after the acquisition date. We financed the payment of the cash consideration primarily through borrowings under our Amended and Restated RCA (as defined below in Note 15, “Debt and Available Credit Facilities”) and using cash on hand. The fair value of the cash consideration transferred including those amounts paid after the acquisition date in fiscal year 2020, net of $2.2 million of cash acquired was approximately $126.4 million.

Index

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

The mthree acquisition was accounted for using the acquisition method of accounting. The excess purchase price over identifiable net tangible and intangible assets has been recorded to Goodwill in our Condensed Consolidated Statements of Financial Position. The fair value assessed for the majority of the tangible assets acquired and liabilities assumed equaled their carrying value. Goodwill represents synergies and economies of scale expected from the combination of services. We recorded the fair value of the assets acquired and liabilities assumed on the acquisition date. None of the goodwill will be deductible for tax purposes. The acquisition related costs to acquire mthree were expensed when incurred and were approximately $1.3 million for the twelve months ended April 30, 2020. Such costs were primarily allocated to the Education Services segment and were reflected in Operating and Administrative Expenses on the Consolidated Statements of (Loss) Income in the year ended April 30, 2020.
mthree’s incremental revenue included in our Education Services segment results for the three and nine months ended January 31, 2021 was $7.7 million and $32.6 million, respectively.

The following table summarizes the consideration transferred to acquire mthree and the final allocation of the purchase price among the assets acquired and liabilities assumed.

	Preliminary Allocation as of April 30, 2020	Measurement Period Adjustments	Final Allocation as of January 31, 2021

Total cash consideration at the acquisition date and cash to be paid	$122,242	$1,289	$123,531

Assets
Current Assets	8,750	473	9,223
Technology, Property and Equipment, net	484	—	484
Intangible Assets, net	56,836	—	56,836
Goodwill	82,561	—	82,561
Operating Lease Right-of-Use Assets	3,710	—	3,710
Total Assets	$152,341	$473	$152,814

Liabilities:
Current Liabilities	14,380	(816)	13,564
Deferred Income Tax Liabilities	12,722	—	12,722
Operating Lease Liabilities	2,692	—	2,692
Other Long-Term Liabilities	305	—	305
Total Liabilities	$30,099	$(816)	$29,283

The following table summarizes the identifiable intangible assets acquired and their weighted-average useful life at the date of acquisition.

	Fair Value	Weighted-Average Useful Life (in Years)
Customer Relationships	$48,792	12
Trademarks	6,725	10
Content	1,319	4
Total	$56,836

The allocation of the consideration transferred to the assets acquired and the liabilities assumed is final.

Index

Zyante Inc.

On July 1, 2019, we completed the acquisition of Zyante Inc. (“zyBooks”), a leading provider of computer science and STEM education courseware. The results of operations of zyBooks are included in our Academic & Professional Learning segment results. The fair value of the consideration transferred at the acquisition date was $57.1 million which included $55.9 million of cash and $1.2 million of additional consideration to be paid after the acquisition date, inclusive of purchase price adjustments which were finalized in the three months ended January 31, 2020. The fair value of the cash consideration transferred after the acquisition date, that was paid during the nine months ended January 31, 2021 was $0.3 million.

zyBooks incremental revenue included in our Academic & Professional Learning segment results for the three and nine months ended January 31, 2021 was none and $1.3 million, respectively.

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

During the nine months ended January 31, 2021, a revision of $11.7 million from goodwill to intangibles assets was made to the allocation of the consideration transferred to the assets acquired and liabilities assumed for the Informatics and Madgex acquisitions, due to additional information obtained related to the third-party valuation. The excess purchase price over identifiable net tangible and intangible assets of $16.9 million has been recorded to Goodwill on our Condensed Consolidated Statements of Financial Position as of January 31, 2021, and $39.4 million of intangible assets subject to amortization have been recorded, including customer relationships, developed technology, content and trademarks that are being amortized over estimated weighted average useful lives of 7, 8, 10, and 10 years, respectively. The fair value assessed for the majority of the tangible assets acquired and liabilities assumed equaled their carrying value. Goodwill represents synergies and economies of scale expected from the combination of services. Goodwill of $8.5 million has been allocated to the Academic & Professional Learning segment, and $8.4 million has been allocated to the Research Publishing & Platforms segment. The incremental revenue for the three and nine months ended January 31, 2021 related to these other acquisitions was approximately $4.7 million and $11.1 million, respectively.

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

Index

Note 4 — Revenue Recognition, Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by segment and product type.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Research Publishing & Platforms:
Research Publishing	$229,327	$223,393	$700,482	$668,405
Research Platforms	10,523	10,163	31,512	29,235
Total Research Publishing & Platforms	239,850	233,556	731,994	697,640

Academic & Professional Learning:
Education Publishing	98,160	100,982	265,349	268,246
Professional Learning	75,955	77,296	206,269	232,615
Total Academic & Professional Learning	174,115	178,278	471,618	500,861

Education Services:
Education Services OPM (1)	56,725	50,263	163,248	151,200
mthree (1)	12,222	5,034	38,389	7,165
Total Education Services	68,947	55,297	201,637	158,365
Total Revenue	$482,912	$467,131	$1,405,249	$1,356,866

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

The following table provides information about accounts receivable, net and contract liabilities from contracts with customers.

	January 31, 2021	April 30, 2020	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$278,939	$309,384	$(30,445)
Contract liabilities (1)	398,477	520,214	(121,737)
Contract liabilities (included in Other Long-Term Liabilities)	$18,145	$14,949	$3,196

(1)
The sales return reserve recorded in Contract Liabilities is $43.4 million and $32.8 million, as of January 31, 2021 and April 30, 2020, respectively. This increase was primarily driven by the negative impact of COVID-19 and the expected increase in print book returns.

For the nine months ended January 31, 2021, we estimate that we recognized revenue of approximately 97% that was included in the current contract liability balance at April 30, 2020.

The decrease in contract liabilities as of January 31, 2021 was driven by revenue earned primarily on journal subscriptions, open access and comprehensive agreements, test preparation and certification offerings and digital courseware, partially offset by renewals of journal subscription agreements, and comprehensive agreements and, to a lesser extent, the impact of foreign exchange.

Index

Remaining Performance Obligations included in Contract Liability

As of January 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $416.6 million, which included the sales return reserve of $43.4 million. Excluding the sales return reserve, we expect that approximately $355.1 million will be recognized in the next twelve months with the remaining $18.1 million to be recognized thereafter.

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

Our assets associated with incremental costs to fulfill a contract were $11.8 million and $11.5 million at January 31, 2021 and April 30, 2020, respectively, and are included within Other Non-Current Assets on our Unaudited Condensed Consolidated Statements of Financial Position. We recorded amortization expense of $1.3 million and $3.9 million during the three and nine months ended January 31, 2021, respectively, related to these assets within Cost of Sales on the Unaudited Condensed Consolidated Statements of Income. We recorded amortization expense of $1.0 million and $3.1 million during the three and nine months ended January 31, 2020, respectively, related to these assets within Cost of Sales on the Unaudited Condensed Consolidated Statements of Income.

Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Academic & Professional Learning segment occur before the transfer of control of the related goods. Therefore, in accordance with the revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are primarily reflected in Operating and Administrative Expenses on our Unaudited Condensed Consolidated Statements of Income. We incurred $7.1 million and $20.3 million in shipping and handling costs in the three and nine months ended January 31, 2021, respectively. We incurred $7.7 million and $22.7 million in shipping and handling costs in the three and nine months ended January 31, 2020, respectively.

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

The present value of the lease payments is calculated using an incremental borrowing rate, which is determined based on the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use an unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate.

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

For operating leases, the ROU assets and liabilities are presented on our Unaudited Condensed Consolidated Statement of Financial Position as follows:

	January 31, 2021	April 30, 2020
Operating lease right-of-use assets	$125,287	$142,716
Short-term portion of operating lease liabilities	20,965	21,810
Operating lease liabilities, non-current	$153,031	$159,782

Index

During the nine months ended January 31, 2021, we added $6.2 million to the ROU assets and $6.1 million to the operating lease liabilities due to new leases, including due to acquisitions, as well as modifications and remeasurements to our existing operating leases.

As a result of expanding the scope of the Business Optimization Program to include the exit of certain leased office space beginning in the third quarter of fiscal 2021, we incurred an initial pre-tax restructuring charge of $18.3 million in the three months ended January 31, 2021.  This initial charge included impairment charges and acceleration of expense associated with certain operating lease ROU assets.  See Note 9, “Restructuring and Related Charges” for more information on this program and the charges incurred.

Our total net lease costs are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Operating lease cost	$5,652	$6,286	$18,898	$19,346
Variable lease cost	449	1,004	1,700	3,122
Short-term lease cost	34	—	214	—
Sublease income	(181)	(180)	(526)	(519)
Total net lease cost (1)	$5,954	$7,110	$20,286	$21,949

(1)
Total net lease cost does not include those costs included in Restructuring and Related Charges on our Unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring and Related Charges” for more information on these programs.

Other supplemental information includes the following for our operating leases:

	Nine Months Ended January 31,
	2021	2020
Weighted-average remaining contractual lease term (years)	9	10

Weighted-average discount rate	5.89%	5.91%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,563	$22,029

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in our Unaudited Condensed Consolidated Statement of Financial Position as of January 31, 2021:

Fiscal Year	Operating Lease Liabilities
2021 (remaining 3 months)	$8,081
2022	29,957
2023	26,722
2024	24,681
2025	23,191
Thereafter	115,451
Total future undiscounted minimum lease payments	228,083

Less: Imputed interest	54,087

Present Value of Minimum Lease Payments	173,996

Less: Current portion	20,965

Noncurrent portion	$153,031

Index

Note 6 — Stock-Based Compensation

We have stock-based compensation plans under which employees may be granted performance-based stock awards and other restricted stock awards. Prior to fiscal year 2017, we also granted options to purchase shares of our common stock at the fair market value at the time of grant. We recognize the grant date fair value of stock-based compensation in net income on a straight-line basis, net of estimated forfeitures over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established up to three years in advance, or less. For the three and nine months ended January 31, 2021, we recognized stock-based compensation expense, on a pre-tax basis of $5.6 million and $14.7 million, respectively. For the three and nine months ended January 31, 2020, we recognized stock-based compensation expense, on a pre-tax basis of $5.4 million and $15.7 million, respectively.

The following table summarizes restricted stock awards we granted to employees (shares in thousands):

	Nine Months Ended January 31,
	2021	2020
Restricted Stock:
Awards granted	691	738
Weighted average fair value of grant	$41.26	$44.85

Note 7 — Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three and nine months ended January 31, 2021 and 2020 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at October 31, 2020	$(305,476)	$(230,182)	$(5,984)	$(541,642)
Other comprehensive income (loss) before reclassifications	48,305	(8,237)	(381)	39,687
Amounts reclassified from accumulated other comprehensive loss	—	1,463	963	2,426
Total other comprehensive income (loss)	48,305	(6,774)	582	42,113
Balance at January 31, 2021	$(257,171)	$(236,956)	$(5,402)	$(499,529)

Balance at April 30, 2020	$(340,703)	$(227,920)	$(6,874)	$(575,497)
Other comprehensive income (loss) before reclassifications	83,532	(13,527)	(1,302)	68,703
Amounts reclassified from accumulated other comprehensive loss	—	4,491	2,774	7,265
Total other comprehensive income (loss)	83,532	(9,036)	1,472	75,968
Balance at January 31, 2021	$(257,171)	$(236,956)	$(5,402)	$(499,529)

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at October 31, 2019	$(309,327)	$(194,465)	$(1,234)	$(505,026)
Other comprehensive income (loss) before reclassifications	7,895	(2,063)	(271)	5,561
Amounts reclassified from accumulated other comprehensive loss	—	1,247	(122)	1,125
Total other comprehensive income (loss)	7,895	(816)	(393)	6,686
Balance at January 31, 2020	$(301,432)	$(195,281)	$(1,627)	$(498,340)

Balance at April 30, 2019	$(312,107)	$(196,057)	$(574)	$(508,738)
Other comprehensive income (loss) before reclassifications	10,675	(2,893)	(424)	7,358
Amounts reclassified from accumulated other comprehensive loss	—	3,669	(629)	3,040
Total other comprehensive income (loss)	10,675	776	(1,053)	10,398
Balance at January 31, 2020	$(301,432)	$(195,281)	$(1,627)	$(498,340)

Index

During the three and nine months ended January 31, 2021, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $1.9 million and $5.8 million, respectively, and in the three and nine months ended January 31, 2020, approximately $1.6 million and $4.6 million, respectively, were amortized from Accumulated Other Comprehensive Loss and recognized as pension and post-retirement benefit expense primarily in Operating and Administrative Expenses and Other Income in our Unaudited Condensed Consolidated Statements of Income.

Note 8 — Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share follows (shares in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Weighted average shares outstanding	55,984	56,083	55,968	56,328
Less: Unvested restricted shares	—	(10)	(1)	(16)
Shares used for basic earnings per share	55,984	56,073	55,967	56,312
Dilutive effect of unvested restricted stock units and other stock awards	348	430	263	386
Shares used for diluted earnings per share	56,332	56,503	56,230	56,698

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 0.1 million and 0.2 million shares of Class A Common Stock have been excluded for the three and nine months ended January 31, 2021, respectively, and options to purchase 0.2 million shares of Class A Common Stock have been excluded for both the three and nine months ended January 31, 2020, respectively.

Nominal number of restricted shares have been excluded in the calculation of diluted earnings per share for the three and nine months ended January 31, 2021, respectively as their inclusion would have been anti-dilutive. No restricted shares were excluded for the three months ended January 31, 2020, and 0.1 million shares have been excluded for the nine months ended January 31, 2020 as their inclusion would have been anti-dilutive.

Warrants to purchase 0.5 million shares of Class A Common Stock have been excluded for both the three and nine months ended January 31, 2021, respectively as their inclusion would have been anti-dilutive. Warrants to purchase 0.5 million shares of Class A Common Stock have been excluded for both the three and nine months ended January 31, 2020, respectively as their inclusion would have been anti-dilutive.

The shares associated with performance-based stock awards are considered contingently issuable shares and will be included in the diluted weighted average number of common shares outstanding when they have met the performance conditions and when their effect is dilutive. The number of shares related to performance-based stock awards outstanding which were not included in diluted earnings per share was 0.6 million shares for the three and nine months ended January 31, 2021, respectively, and 0.5 million shares for the three and nine months ended January 31, 2020, respectively.

Index

Note 9 — Restructuring and Related Charges

Business Optimization Program

Beginning in fiscal year 2020, we initiated a multi-year Business Optimization Program (the “Business Optimization Program”) to drive efficiency improvement and operating savings.

The following tables summarize the pre-tax restructuring charges (credits) related to this program:

	Three Months Ended January 31,		Nine Months Ended January 31,		Total Charges
	2021	2020	2021	2020	Incurred to Date
Charges (Credits) by Segment:
Research Publishing & Platforms	$83	$66	$(217)	$2,731	$3,329
Academic & Professional Learning	314	1,556	1,628	5,098	12,103
Education Services	71	4	294	1,721	4,068
Corporate Expenses	20,193	2,167	23,247	8,267	38,265
Total Restructuring and Related Charges	$20,661	$3,793	$24,952	$17,817	$57,765

Charges (Credits) by Activity:
Severance and termination benefits	$825	$2,313	$3,618	$13,600	$30,482
Impairment of operating lease ROU assets and property and equipment	14,924	—	14,924	161	15,085
Acceleration of expense related to operating lease ROU assets and property and equipment	3,378	—	3,378	—	3,378
Facility related charges	1,614	1,480	3,112	2,720	7,098
Other activities	(80)	—	(80)	1,336	1,722
Total Restructuring and Related Charges	$20,661	$3,793	$24,952	$17,817	$57,765

In November 2020, in response to the COVID-19 pandemic and the Company’s successful transition to a virtual work environment, we increased use of virtual work arrangements for post-pandemic operations. As a result, we expanded the scope of the Business Optimization Program to include the exit of certain leased office space beginning in the third quarter of fiscal 2021, and the reduction of our occupancy at other facilities. We are reducing our real estate square footage occupancy by approximately 12%. These actions resulted in an initial pre-tax restructuring charge of $18.3 million in the three months ended January 31, 2021. This initial restructuring charge primarily reflects the following non-cash charges:
•
impairment charges of $14.9 million, which included the impairment of operating lease ROU assets of $10.6 million related to certain leases that will be subleased, and the related property and equipment of $4.3 million described further below, and

•
acceleration of expense of $3.4 million, which included the acceleration of rent expense associated with operating lease ROU assets of $2.9 million related to certain leases that will be abandoned or terminated and the related depreciation and amortization of property and equipment of $0.5 million.

Due to the actions taken above, we tested the operating lease ROU assets and the related property and equipment for those being subleased for recoverability by comparing the carrying value of the asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset groups were below the carrying values. Therefore, there was an indication of impairment. We then determined the fair value of the asset groups by utilizing the present value of the estimated future cash flows attributable to the assets. The fair value of these operating lease ROU assets and the property and equipment immediately subsequent to the impairment was $7.5 million and is categorized as Level 3 within the FASB Accounting Standards Codification (“ASC”) Topic, 820, “Fair Value Measurements” fair value hierarchy.

In addition, we also incurred ongoing facility-related costs associated with certain properties that resulted in additional restructuring charges of $1.6 million and $3.1 million in the three and nine months ended January 31, 2021, respectively.

Other Activities for the nine months ended January 31, 2020 relate to reserves associated with the cessation of certain offerings and the impairment of certain software licenses.

Index

The following table summarizes the activity for the Business Optimization Program liability for the nine months ended January 31, 2021:
	April 30, 2020	Charges (Credits)	Payments	Foreign Translation & Other Adjustments	January 31, 2021
Severance and termination benefits	$17,632	$3,618	$(16,825)	$589	$5,014
Other activities	430	(80)	(262)	(88)	—
Total	$18,062	$3,538	$(17,087)	$501	$5,014

The restructuring liability as of January 31, 2021 for accrued severance and termination benefits is reflected in Accrued Employment Costs on our Unaudited Condensed Consolidated Statement of Financial Position.

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

The following tables summarize the pre-tax restructuring charges (credits) related to this program:

	Three Months Ended January 31,		Nine Months Ended January 31,		Total Charges
	2021	2020	2021	2020	Incurred to Date
Charges (Credits) by Segment:
Research Publishing & Platforms	$—	$(26)	$(135)	$655	$26,749
Academic & Professional Learning	14	(15)	274	48	43,108
Education Services	—	—	—	(103)	3,764
Corporate Expenses	—	(454)	(278)	(383)	95,662
Total Restructuring and Related Charges (Credits)	$14	$(495)	$(139)	$217	$169,283

Charges (Credits) by Activity:
Severance and termination benefits	$14	$(324)	$(139)	$173	$115,870
Consulting and contract termination costs	—	(171)	—	(171)	20,984
Other activities	—	—	—	215	32,429
Total Restructuring and Related Charges (Credits)	$14	$(495)	$(139)	$217	$169,283

Other activities for the nine months ended January 31, 2020 include facility related costs.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the nine months ended January 31, 2021:

	April 30, 2020	(Credits)	Payments	Foreign Translation & Other Adjustments	January 31, 2021
Severance and termination benefits	$1,360	$(139)	$(888)	$69	$402
Other activities	230	—	(145)	345	430
Total	$1,590	$(139)	$(1,033)	$414	$832

The restructuring liability as of January 31, 2021 for accrued severance and termination benefits is reflected in Accrued Employment Costs on our Unaudited Condensed Consolidated Statement of Financial Position.

Index

The restructuring liability as of January 31, 2021 of $0.4 million of other activities is reflected in Other Long-Term Liabilities on our Unaudited Condensed Consolidated Statement of Financial Position and relate to facility related costs. The amount included in Other Long-Term Liabilities is expected to be paid in the year ended April 30, 2022.

We currently do not anticipate any further material charges related to the Restructuring and Reinvestment Program.

Note 10 — Segment Information

We report our segment information in accordance with the provisions of FASB ASC Topic 280, “Segment Reporting”. These segments reflect the way our chief operating decision maker evaluates our business performance and manages the operations.

Segment information is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Revenue:
Research Publishing & Platforms	$239,850	$233,556	$731,994	$697,640
Academic & Professional Learning	174,115	178,278	471,618	500,861
Education Services	68,947	55,297	201,637	158,365
Total Revenue	$482,912	$467,131	$1,405,249	$1,356,866

Contribution to Profit:
Research Publishing & Platforms	$60,782	$63,861	$204,688	$182,798
Academic & Professional Learning	32,606	28,793	62,104	68,754
Education Services	5,427	(5,166)	13,410	(9,782)
Total Contribution to Profit	$98,815	$87,488	$280,202	$241,770
Corporate Expenses	(64,488)	(38,994)	(145,931)	(125,326)
Operating Income	$34,327	$48,494	$134,271	$116,444

Adjusted Contribution to Profit: (1)
Research Publishing & Platforms	$60,865	$63,901	$204,336	$186,184
Academic & Professional Learning	32,934	30,334	64,006	73,900
Education Services	5,498	(5,162)	13,704	(8,164)
Total Adjusted Contribution to Profit	$99,297	$89,073	$282,046	$251,920
Adjusted Corporate Expenses	(44,295)	(37,281)	(122,962)	(117,442)
Total Adjusted Operating Income	$55,002	$51,792	$159,084	$134,478

Depreciation and Amortization:
Research Publishing & Platforms	$20,997	$17,056	$60,463	$51,246
Academic & Professional Learning	17,233	17,806	53,757	51,679
Education Services	7,493	5,987	21,982	17,007
Total Depreciation and Amortization	$45,723	$40,849	$136,202	$119,932
Corporate Depreciation and Amortization	3,593	2,832	11,051	8,606
Total Depreciation and Amortization	$49,316	$43,681	$147,253	$128,538

Adjusted EBITDA: (2)
Research Publishing & Platforms	$81,862	$80,957	$264,799	$237,430
Academic & Professional Learning	50,167	48,140	117,763	125,579
Education Services	12,991	825	35,686	8,843
Total Segment Adjusted EBITDA	$145,020	$129,922	$418,248	$371,852
Corporate Adjusted EBITDA	(40,702)	(34,449)	(111,911)	(108,836)
Total Adjusted EBITDA	$104,318	$95,473	$306,337	$263,016

(1)	Adjusted Contribution to Profit is calculated as Contribution to Profit adjusted for restructuring and related charges. See Note 9, “Restructuring and Related Charges” for these charges by segment.
(2)	Adjusted EBITDA is calculated as Adjusted Contribution to Profit with depreciation and amortization added back.

Index

The following table shows a reconciliation of our consolidated U.S. GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Net Income	$22,161	$35,443	$106,927	$83,757
Interest expense	4,853	6,309	13,928	19,173
Provision for income taxes	5,231	9,229	18,712	21,355
Depreciation and amortization	49,316	43,681	147,253	128,538
Non-GAAP EBITDA	$81,561	$94,662	$286,820	$252,823
Restructuring and related charges	20,675	3,298	24,813	18,034
Foreign exchange transaction losses	5,694	1,745	6,473	1,761
Other income	(3,612)	(4,232)	(11,769)	(9,602)
Non-GAAP Adjusted EBITDA	$104,318	$95,473	$306,337	$263,016

Note 11 — Inventories

Inventories, net consisted of the following:

	January 31, 2021	April 30, 2020
Finished Goods	$29,996	$36,014
Work-in-Process	1,660	1,398
Paper and Other Materials	269	331
Total Inventories Before Estimated Sales Returns and LIFO Reserve	$31,925	$37,743
Inventory Value of Estimated Sales Returns	11,800	8,686
LIFO Reserve	(3,040)	(2,815)
Total Inventories	$40,685	$43,614

Note 12 — Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill by segment as of January 31, 2021:

	April 30, 2020	Acquisitions (1)	Foreign Translation Adjustment	January 31, 2021
Research Publishing & Platforms	$448,130	$130,864	$30,090	$609,084
Academic & Professional Learning	501,091	—	11,871	512,962
Education Services	167,569	—	7,444	175,013
Total	$1,116,790	$130,864	$49,405	$1,297,059

(1)
Refer to Note 3, “Acquisitions,” for more information related to the acquisition that occurred in fiscal year 2021 and the revisions that were made to the allocation of the consideration transferred to the assets acquired and liabilities assumed during the nine months ended January 31, 2021 related to the fiscal year 2020 acquisitions.

Index

Intangible Assets

Intangible assets, net were as follows:

	January 31, 2021	April 30, 2020
Intangible Assets with Definite Lives, net:
Content and Publishing Rights (1)	$561,888	$362,106
Customer Relationships (1)	274,398	290,418
Developed Technology (1)	37,248	13,111
Brands and Trademarks (1)	20,331	20,188
Covenants not to Compete	98	246
Total	893,963	686,069
Intangible Assets with Indefinite Lives:
Brands and Trademarks	37,000	37,000
Publishing Rights	93,924	84,336
Total	130,924	121,336
Total Intangible Assets, Net	$1,024,887	$807,405

(1)
Refer to Note 3, “Acquisitions,” for more information related to the acquisition that occurred in fiscal year 2021 and the revisions that were made to the allocation of the consideration transferred to the assets acquired and liabilities assumed during the nine months ended January 31, 2021 related to the fiscal year 2020 acquisitions.

Note 13 — Income Taxes

The effective tax rate for the three and nine months ended January 31, 2021 was 19.1% and 14.9%, respectively, compared with 20.7% and 20.3% for the three and nine months ended January 31, 2020, respectively. The decrease in the three-month tax rate as compared to the prior year was primarily attributed to a higher tax rate applicable to the tax benefits from restructuring costs related to our Business Optimization Program, substantially all of which were incurred in the U.S.  The decrease for the nine months ended January 31, 2021 primarily resulted from our carry back of our U.S. net operating loss (“NOL”) in connection with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and certain regulations issued in late July 2020.

In connection with the CARES Act and certain regulations, we carried back our April 30, 2020 U.S. NOL to our year ended April 30, 2015 and claimed a $20.7 million refund and is reflected in Prepaid Expenses and Other Current Assets on our Unaudited Condensed Consolidated Statements of Financial Position as of January 31, 2021. This refund was received on February 9, 2021. The NOL was carried back to fiscal year 2015 when the U.S. corporate tax rate was 35%. The carryback to a year with a higher rate, plus certain additional net permanent deductions included in the carryback resulted in a $14.0 million tax benefit. As described below, the benefit for the nine months ended January 31, 2021 was partially offset by an increase in the U.K. statutory rate.

During the three months ended July 31, 2020, the U.K. officially enacted legislation that increased its statutory rate from 17% to 19%. This resulted in a $6.7 million non-cash deferred tax expense from the re-measurement of our applicable U.K. net deferred tax liabilities.

Note 14 — Retirement Plans

The components of net pension income for the Company’s defined benefit plans were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Service cost	$356	$283	$1,036	$1,600
Interest cost	4,564	5,919	13,695	18,103
Expected return on plan assets	(9,853)	(10,217)	(28,880)	(30,162)
Amortization of prior service cost	(23)	(18)	(72)	(56)
Amortization of net actuarial loss	1,944	1,623	5,964	4,804
Net pension income	$(3,012)	$(2,410)	$(8,257)	$(5,711)

Index

The service cost component of net pension income is reflected in Operating and Administrative Expenses on our Unaudited Condensed Consolidated Statements of Income. The other components of net pension income are reported separately from the service cost component and below Operating Income. Such amounts are reflected in Other Income on our Unaudited Condensed Consolidated Statements of Income.

Employer defined benefit pension plan contributions were $3.6 million and $12.5 million for the three and nine months ended January 31, 2021, respectively, and $3.8 million and $11.8 million for the three and nine months ended January 31, 2020, respectively.

Defined Contribution Savings Plans

The expense for employer defined contribution savings plans was approximately $5.6 million and $17.4 million for the three and nine months ended January 31, 2021, respectively, and $3.2 million and $10.6 million for the three and nine months ended January 31, 2020, respectively.

Note 15 — Debt and Available Credit Facilities

Our total debt outstanding consisted of the amounts set forth in the following table:

	January 31, 2021	April 30, 2020
Short-term portion of long-term debt (1)	$12,500	$9,375

Term loan A - Amended and Restated RCA (2)	226,013	235,263
Revolving credit facility - Amended and Restated RCA	722,228	530,387
Total long-term debt, less current portion	948,241	765,650

Total Debt	$960,741	$775,025

(1)	Relates to our term loan A under the Amended and Restated RCA.
(2)	Amounts are shown net of unamortized issuance costs of $0.6 million as of January 31, 2021 and $0.7 million as of April 30, 2020.

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

As of January 31, 2021, we had approximately $528.8 million of unused borrowing capacity under our Amended and Restated RCA and other facilities. The Amended and Restated RCA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of January 31, 2021.

In the three months ended July 31, 2019, we incurred an immaterial loss on the write-off of unamortized deferred costs in connection with the refinancing of our revolving credit agreement at that time which is reflected in Other Income on our Unaudited Condensed Consolidated Statements of Income for the three months ended July 31, 2019.

Index

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

The amortization expense of the lender and non-lender fees is recognized over the five-year term of the Amended and Restated RCA. Total amortization expense in the three and nine months ended January 31, 2021 was $0.3 million and $0.8 million, respectively, and is included in Interest Expense on our Unaudited Condensed Consolidated Statement of Income. Total amortization expense in the three and nine months ended January 31, 2020 was $0.3 million and $0.8 million, respectively, and is included in Interest Expense on our Unaudited Condensed Consolidated Statement of Income.

Note 16 — Derivative Instruments and Hedging Activities

From time-to-time, we enter into forward exchange and interest rate swap contracts as a hedge against foreign currency asset and liability commitments, changes in interest rates and anticipated transaction exposures, including intercompany sales and purchases. All derivatives are recognized as assets or liabilities and measured at fair value on our Unaudited Condensed Consolidated Statements of Financial Position. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding adjustment to earnings. We do not use financial instruments for trading or speculative purposes.

Interest Rate Contracts

As of January 31, 2021, we had total debt outstanding of $960.7 million, net of unamortized issuance costs of $0.6 million of which $961.3 million are variable rate loans outstanding under the Amended and Restated RCA, which approximated fair value.

We had outstanding interest rate swap agreements with combined notional amounts of $300.0 million as of January 31, 2021 and April 30, 2020. These agreements were accounted for as cash flow hedges which fixed a portion of the variable interest due on our Amended and Restated RCA.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of January 31, 2021 and April 30, 2020 was a deferred loss of $6.5 million and $8.3 million, respectively. Based on the maturity dates of the contracts, the entire deferred loss as of January 31, 2021 and April 30, 2020 was recorded within Other Long-Term Liabilities.

The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three and nine months ended January 31, 2021 were $1.0 million and $2.8 million, respectively. The pre-tax gains that were reclassified from Accumulated Other Compensation Loss into Interest Expense for the three and nine months ended January 31, 2020 were $0.1 million and $0.6 million, respectively.

Foreign Currency Contracts

We may enter into forward exchange contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Losses on our Unaudited Condensed Consolidated Statements of Income and carried at fair value on our Unaudited Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Losses on our Unaudited Condensed Consolidated Statements of Income.

As of January 31, 2021, there was an open forward exchange contract to sell €32.0 million and buy $38.8 million to manage foreign currency exposures on intercompany loans. This forward contract expires on April 15, 2021. We did not designate this forward exchange contract as a hedge under the applicable sections of ASC Topic 815, “Derivatives and Hedging” as the benefits of doing so were not material due to the short-term nature of the contract. The fair value changes in the forward exchange contract substantially mitigated the changes in the value of the applicable foreign currency denominated liability. As of January 31, 2021, the fair value of the open forward exchange contracts was an immaterial gain and recorded within Prepaid Expenses and Other Current Assets. The fair value of the open forward exchange contract was measured on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. For the three and nine months ended January 31, 2021, the gain recognized on this forward contract was immaterial and included in Foreign Exchange Transaction Losses on our Unaudited Condensed Consolidated Statement of Income.

Index

As of April 30, 2020, we did not maintain any open forward exchange contracts. In addition, we did not maintain any open forward contracts during the nine months ended January 31, 2020.

Note 17 — Capital Stock and Changes in Capital Accounts

Share Repurchases

The following table summarizes the share repurchases of Class A and B Common Stock for the three and nine months ended January 31, 2021 and 2020 (shares in thousands).

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Shares repurchased – Class A	146	205	146	757
Shares repurchased – Class B	1	—	1	—
Average Price – Class A and Class B	$48.09	$48.69	$48.09	$46.22

Dividends

The following table summarizes the cash dividends paid during the nine months ended January 31, 2021:

Date of Declaration by Board of Directors	Quarterly Cash Dividend	Total Dividend	Class of Common Stock	Dividend Paid Date	Shareholders of Record as of Date
June 25, 2020	$0.3425 per common share	$19.2 million	Class A and Class B	July 22, 2020	July 7, 2020
September 23, 2020	$0.3425 per common share	$19.2 million	Class A and Class B	October 21, 2020	October 6, 2020
December 16, 2020	$0.3425 per common share	$19.2 million	Class A and Class B	January 13, 2021	December 30, 2020

Changes in Common Stock

The following is a summary of changes during the nine months ended January 31, in shares of our common stock and common stock in treasury (shares in thousands):

Changes in Common Stock A:	2021	2020
Number of shares, beginning of year	70,166	70,127
Common stock class conversions	42	29
Number of shares issued, end of period	70,208	70,156

Changes in Common Stock A in treasury:
Number of shares held, beginning of year	23,405	22,634
Purchase of treasury shares	146	757
Restricted shares issued under stock-based compensation plans – non-PSU Awards	(100)	(154)
Restricted shares issued under stock-based compensation plans – PSU Awards	(88)	(43)
Shares issued under the Director Stock Plan to Directors	(6)	—
Restricted shares, forfeited	—	1
Restricted shares issued from exercise of stock options	(33)	(34)
Shares withheld for taxes	70	63
Number of shares held, end of period	23,394	23,224
Number of Common Stock A outstanding, end of period	46,814	46,932

Index

Changes in Common Stock B:	2021	2020
Number of shares, beginning of year	13,016	13,055
Common stock class conversions	(42)	(29)
Number of shares issued, end of period	12,974	13,026

Changes in Common Stock B in treasury:
Number of shares held, beginning of year	3,920	3,918
Purchase of treasury shares	1	—
Number of shares held, end of period	3,921	3,918
Number of Common Stock B outstanding, end of period	9,053	9,108

Note 18 — Commitments and Contingencies

We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of January 31, 2021, will not have a material effect upon our Unaudited Condensed Consolidated Statements of Financial Position or Unaudited Condensed Consolidated Statements of Income.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED JANUARY 31, 2021

RECENT EVENTS:

●
On December 31, 2020, we completed the acquisition of Hindawi. Its results of operations are included in our Research Publishing & Platforms segment.  See Note 3, “Acquisitions” for more details on this transaction.

THIRD QUARTER SUMMARY:

●
U.S. GAAP Results: Consolidated revenue of $482.9 million (+3%, compared to prior year) and EPS of $0.39 (-$0.24 compared to prior year), due to restructuring charges for real estate actions taken as part of the Business Optimization Program;

●	Adjusted Results (at constant currency compared to prior year): Revenue +2%, EBITDA +7%, and EPS +6%;
●	Full Year Outlook raised for Revenue, Adjusted EBITDA, Adjusted EPS and Free Cash Flow.
Our revenue results continue to be impacted by COVID-19. We also continue to generate significant COVID-19 related cost savings due to the cancellation of travel and events and lower facility related expenses, which are discussed in more detail by segment below.  We are taking actions to sustain much of these savings in our post-pandemic operations.

CONSOLIDATED OPERATING RESULTS

Revenue:

Revenue for the three months ended January 31, 2021 increased $15.8 million, or 3%, as compared with the prior year. This increase was mainly driven by the following factors:
●	an increase in Education Services, due to the contributions from mthree, which was acquired in January 2020 and growth in online program management services; and
●	an increase in Research Publishing & Platforms, which included the contributions from Hindawi which was acquired on December 31, 2020.

These increases were partially offset by a decline in Academic & Professional Learning.

On a constant currency basis, revenue increased 2% as compared with the prior year. Excluding the inorganic impact of acquisitions, revenue on a constant currency basis decreased 1%.

See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.

Cost of Sales:

Cost of sales for the three months ended January 31, 2021 increased $3.7 million, or 2%, as compared with the prior year. On a constant currency basis, cost of sales increased 1% as compared with the prior year. This increase was primarily due to the incremental impact from the acquisition of mthree, partially offset by lower marketing costs in Education Services.

Index

Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended January 31, 2021 increased $5.6 million, or 2%, as compared with the prior year. On a constant currency basis, operating and administrative expenses increased 1% as compared with the prior year primarily reflecting higher employment-related expenses and, to a lesser extent, the incremental impact from the acquisition of Hindawi. These factors were partially offset by lower facilities and occupancy related costs due to the real estate actions taken as part of our Business Optimization program as described below, COVID-19 related expense savings and other business optimization gains.

Restructuring and Related Charges:

Business Optimization Program

For the three months ended January 31, 2021 and 2020, we recorded pre-tax restructuring charges of $20.7 million and $3.8 million, respectively, related to this program. We anticipate $4 million in run rate savings from actions starting in fiscal 2022. These charges are reflected in Restructuring and Related Charges in our Unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring and Related Charges” for more details on these charges.

In November 2020, in response to the COVID-19 pandemic and the Company’s successful transition to a virtual work environment, we increased use of virtual work arrangements for post-pandemic operations. As a result, we expanded the scope of the Business Optimization Program to include the exit of certain leased office space beginning in the third quarter of fiscal 2021, and the reduction of our occupancy at other facilities. We are reducing our real estate square footage occupancy by approximately 12%. These actions resulted in an initial pre-tax restructuring charge of $18.3 million in the three months ended January 31, 2021. This initial restructuring charge primarily reflects the following non-cash charges:
●
impairment charges of $14.9 million, which included the impairment of operating lease right-of-use (“ROU”) assets of $10.6 million related to certain leases that will be subleased, and the related property and equipment of $4.3 million; and

●
acceleration of expense of $3.4 million, which included the acceleration of rent expense associated with operating lease ROU assets of $2.9 million related to certain leases that will be abandoned or terminated, and the related depreciation and amortization of property and equipment of $0.5 million.

In addition, we also incurred ongoing facility-related costs associated with certain properties that resulted in additional restructuring charges of $1.6 million in the three months ended January 31, 2021.

These actions are anticipated to yield annualized cost savings estimated to be approximately $8 million. We anticipate ongoing facility-related costs associated with certain properties to result in additional restructuring charges in future periods.

Restructuring and Reinvestment Program

For the three months ended January 31, 2021, we recorded minimal pre-tax restructuring charges and for the three months ended January 31, 2020, we recorded restructuring credits of $0.5 million, respectively, related to this program. These charges and credits are reflected in Restructuring and Related Charges in the Unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring and Related Charges” for more details on these charges and credits.

For the impact of both of our restructuring programs on diluted earnings per share, see the section below, “Diluted Earnings per Share (“EPS”).”

Amortization of Intangibles:

Amortization of intangibles was $19.0 million for the three months ended January 31, 2021, an increase of $3.3 million, or 21%, as compared with the prior year.  On a constant currency basis, amortization of intangibles increased 19% as compared with the prior year primarily due to the intangibles acquired as part of the acquisitions completed in fiscal year 2021 and 2020. See Note 3, “Acquisitions” for more details on these transactions.

Index

Operating Income and Adjusted EBITDA:

Operating income for the three months ended January 31, 2021 decreased $14.2 million, or 29%, as compared with the prior year.  The decrease in operating income was primarily due to the restructuring charges as described above.

Adjusted EBITDA on a constant currency basis and excluding restructuring charges, increased 7%, as compared with the prior year. The increase in Adjusted EBITDA was primarily due to revenue performance described above and COVID-19 related cost savings and lower facilities and occupancy related costs due to the real estate actions taken as part of our Business Optimization program and other business optimization gains. These factors were partially offset by higher employment-related costs.

Interest Expense:

Interest expense for the three months ended January 31, 2021 was $4.9 million compared with the prior year of $6.3 million. This decrease was due to a lower weighted average effective borrowing rate, partially offset by higher average debt balances outstanding, which included borrowings for the funding of acquisitions in fiscal year 2021 and 2020.

Foreign Exchange Transaction Losses:

Foreign exchange transaction losses were $5.7 million for the three months ended January 31, 2021. The losses were primarily due to the unfavorable impact of the changes in exchange rates on U.S. Dollar cash balances held in the U.K. to fund the acquisition of Hindawi.

Foreign exchange transaction losses were $1.7 million for the three months ended January 31, 2020 and were primarily due to the net impact of the change in average foreign exchange rates as compared to the U.S. dollar on our third-party and intercompany accounts receivable and payable balances.

Provision for Income Taxes:

The effective tax rate for the three months ended January 31, 2021 was 19.1%, compared with 20.7% for the three months ended January 31, 2020. The decrease in the rate for the three months ended January 31, 2021 was primarily attributed to a higher tax rate applicable to the tax benefits from restructuring costs related to the Business Optimization Program, substantially all of which were incurred in the U.S. Excluding the effects of these items, as well as a small rate differential on other discrete items, the rate for the three months ended January 31, 2021 would have been 21.3%, compared with 21.0% for the three months ended January 31, 2020.

Diluted Earnings per Share (“EPS”):

EPS for the three months ended January 31, 2021 was $0.39 per share compared with $0.63 per share for the three months ended January 31, 2020. The Hindawi acquisition was dilutive to EPS by approximately $0.12 per share.

Below is a reconciliation of our U.S. GAAP EPS to Non-GAAP Adjusted EPS:

	Three Months Ended January 31,
	2021	2020
U.S. GAAP EPS	$0.39	$0.63
Adjustments:
Restructuring and related charges	0.28	0.04
Foreign exchange losses on intercompany transactions	0.01	0.01
Non-GAAP Adjusted EPS	$0.68	$0.68

On a constant currency basis, Adjusted EPS increased 6% primarily due to an increase in Adjusted EBITDA.

Index

SEGMENT OPERATING RESULTS

	Three Months Ended January 31,			Constant Currency
RESEARCH PUBLISHING & PLATFORMS:	2021	2020	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Research Publishing	$229,327	$223,393	3%	1%
Research Platforms	10,523	10,163	4%	4%
Total Research Publishing & Platforms Revenue	239,850	233,556	3%	1%

Cost of Sales	66,883	62,515	(7)%	(5)%
Operating Expenses	102,628	99,911	(3)%	(1)%
Amortization of Intangibles	9,474	7,229	(31)%	(29)%
Restructuring Charges (see Note 9)	83	40	#	#

Contribution to Profit	60,782	63,861	(5)%	(6)%
Restructuring Charges (see Note 9)	83	40
Adjusted Contribution to Profit	60,865	63,901	(5)%	(6)%
Depreciation and amortization	20,997	17,056
Adjusted EBITDA	$81,862	$80,957	1%	—
Adjusted EBITDA Margin	34.1%	34.7%

# Variance greater than 100%

Revenue:

Research Publishing & Platforms revenue for the three months ended January 31, 2021 increased $6.3 million, or 3%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 1% as compared with the prior year. This increase was primarily due to the inorganic contribution from acquisitions, and continued growth in Open Access in Research Publishing primarily due to growth in comprehensive “read and publish” agreements. This more than offset a decline in subscriptions revenue attributable to those “read and publish” agreements, as well as, to a lesser extent, previously anticipated libraries and academic budget challenges as a result of COVID-19. Excluding revenue from acquisitions, organic revenue was lower by 2% on a constant currency basis.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA was consistent with that of the prior year. This was due to higher revenue growth, business optimization gains, and COVID-19 related expense savings. These factors were partially offset by the impact of the Hindawi acquisition-related costs and, to a lesser extent, higher royalty costs due to product mix.

Society Partnerships:

For the three months ended January 31, 2021:
●	2 new society contracts were signed with a combined annual revenue of approximately $0.9 million,
●	66 society contracts were renewed with a combined annual revenue of approximately $28.3 million,
●	4 society contracts were not renewed with a combined annual revenue of approximately $2.2 million.

Index

	Three Months Ended January 31,			Constant Currency
ACADEMIC & PROFESSIONAL LEARNING:	2021	2020	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Education Publishing	$98,160	$100,982	(3)%	(4)%
Professional Learning	75,955	77,296	(2)%	(4)%
Total Academic & Professional Learning	174,115	178,278	(2)%	(4)%

Cost of Sales	48,400	51,352	6%	7%
Operating Expenses	88,655	92,240	4%	5%
Amortization of Intangibles	4,126	4,352	5%	7%
Restructuring Charges (see Note 9)	328	1,541	79%	79%

Contribution to Profit	32,606	28,793	13%	11%
Restructuring Charges (see Note 9)	328	1,541
Adjusted Contribution to Profit	32,934	30,334	9%	6%
Depreciation and amortization	17,233	17,806
Adjusted EBITDA	$50,167	$48,140	4%	2%
Adjusted EBITDA Margin	28.8%	27.0%

# Variance greater than 100%

Revenue:

Academic & Professional Learning revenue decreased $4.2 million, or 2%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 4% as compared with the prior year. This decrease was primarily due to the COVID-19 impact on Education Publishing revenue, particularly the decline in test preparation product offerings due to exam cancellations and, a decline in Professional Learning revenue related to classroom dependent corporate training due to continued office closures and cancellations of in-person engagements. In Education Publishing, digital content and courseware offerings continued to benefit from the COVID-19 driven shift to remote learning, which was offset by a decline in print book revenue.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 2% as compared with the prior year. This increase reflects business optimization gains and COVID-19 related expense savings, partially offset by lower revenues.

Index

	Three Months Ended January 31,			Constant Currency
EDUCATION SERVICES:	2021	2020	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Education Services OPM (1)	$56,725	$50,263	13%	13%
mthree (1)	12,222	5,034	#	#
Total Education Services Revenue	68,947	55,297	25%	24%

Cost of Sales	42,355	40,057	(6)%	(5)%
Operating Expenses	15,663	16,250	4%	4%
Amortization of Intangibles	5,431	4,152	(31)%	(30)%
Restructuring Charges (see Note 9)	71	4	#	#

Contribution to Profit	5,427	(5,166)	#	#
Restructuring Charges (see Note 9)	71	4
Adjusted Contribution to Profit	5,498	(5,162)	#	#
Depreciation and amortization	7,493	5,987
Adjusted EBITDA	$12,991	$825	#	#
Adjusted EBITDA Margin	18.8%	1.5%

# Variance greater than 100%

(1)
In May 2020, we moved the IT bootcamp business acquired as part of The Learning House acquisition from Education Services OPM to mthree. As a result, the prior period revenue related to the IT bootcamp business has been included in mthree. There were no changes to our total Education Services or our consolidated financial results. The inorganic revenue from mthree in the three months ended January 31, 2021 was $7.7 million.

Revenue:

Education Services revenue increased $13.7 million, or 25%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 24% as compared with the prior year. Excluding revenue from our mthree acquisition, organic revenue increased 13% on a constant currency basis mainly driven by an increase in enrollments and new student starts, and new university partnerships and programs in our online program management services. In the fourth quarter of fiscal year 2021, we anticipate strong online enrollment growth to continue, and the demand for online programs to remain high.

Adjusted EBITDA:

Adjusted EBITDA increased $12.2 million as compared with the prior year primarily due to higher revenue and, to a lesser extent, business optimization initiatives, notably sustained improvement in student acquisition costs. These factors were partially offset by the incremental impact from the acquisition of mthree.

Education Services Partners:

As of January 31, 2021, Wiley had 69 university partners under contract. As of January 31, 2020, Wiley had 66 university partners under contract.

CORPORATE EXPENSES:

Corporate expenses for the three months ended January 31, 2021 increased $25.5 million, or 65%, as compared with the prior year. On a constant currency basis and excluding restructuring charges, these expenses increased 19%. This increase was primarily due to higher employment-related expenses.

Index

RESULTS OF OPERATIONS – NINE MONTHS ENDED JANUARY 31, 2021

CONSOLIDATED OPERATING RESULTS

Revenue:

Revenue for the nine months ended January 31, 2021 increased $48.4 million, or 4%, as compared with the prior year. This increase was mainly driven by the following factors:
●	an increase in Education Services, primarily due to the contributions from mthree, which was acquired in January 2020; and
●	an increase in Research Publishing & Platforms.

These increases were partially offset by a decline in Academic & Professional Learning.

On a constant currency basis, revenue increased 3% as compared with the prior year. Excluding the inorganic impact of acquisitions, revenue on a constant currency basis decreased 1%.

See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.

Cost of Sales:

Cost of sales for the nine months ended January 31, 2021 increased $16.9 million, or 4%, as compared with the prior year. On a constant currency basis, cost of sales increased 3% as compared with the prior year. This increase was primarily due to the incremental impact from the acquisition of mthree and, to a lesser extent, an increase in royalty costs. These factors were partially offset by lower inventory and marketing costs.

Operating and Administrative Expenses:

Operating and administrative expenses for the nine months ended January 31, 2021 remained flat as compared with the prior year. On a constant currency basis, operating and administrative expenses decreased 1% as compared with the prior year primarily reflecting COVID-19 related expense savings and, to a lesser extent, lower facilities and occupancy related costs due to the real estate actions taken as part of our Business Optimization program, and lower professional fees. These factors were partially offset by higher employment-related expenses, and the incremental impact of the acquisitions of mthree and Hindawi.
Restructuring and Related Charges:

Business Optimization Program

For the nine months ended January 31, 2021 and 2020, we recorded pre-tax restructuring charges of $25.0 million and $17.8 million, respectively, related to this program. These charges are reflected in Restructuring and Related Charges in our Unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring and Related Charges” for more details on these charges.

Restructuring and Reinvestment Program

For the nine months ended January 31, 2021, we recorded pre-tax restructuring credits of $0.1 million, and for the nine months ended January 31, 2020 charges of $0.2 million related to this program. These credits and charges are reflected in Restructuring and Related Charges in our Unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring and Related Charges” for more details on these credits and charges.

For the impact of both of our restructuring programs on diluted earnings per share, see the section below, “Diluted Earnings per Share (“EPS”).”

Amortization of Intangibles:

Amortization of intangibles was $53.1 million for the nine months ended January 31, 2021, an increase of $7.4 million, or 16%, as compared with the prior year on a reported basis.  On a constant currency basis, amortization of intangibles increased 15% as compared with the prior year. The increase in amortization was due to the intangibles acquired as part of the acquisitions completed in fiscal year 2021 and 2020. See Note 3, “Acquisitions” for more details on these transactions.

Index

Operating Income and Adjusted EBITDA:

Operating income for the nine months ended January 31, 2021 increased $17.8 million, or 15%, as compared with the prior year.

Adjusted EBITDA on a constant currency basis and excluding restructuring charges, increased 15% as compared with the prior year. The increase in operating income and Adjusted EBITDA was primarily due to higher revenue and lower operating and administrative expenses, partially offset by higher cost of sales.  In addition, operating income was impacted by higher restructuring related costs.

Interest Expense:

Interest expense for the nine months ended January 31, 2021 was $13.9 million compared with the prior year of $19.2 million. This decrease was due to a lower weighted average effective borrowing rate, partially offset by higher average debt balances outstanding, which included borrowings for the funding of acquisitions in fiscal year 2021 and 2020.

Foreign Exchange Transaction Losses:

Foreign exchange transaction losses were $6.5 million for the nine months ended January 31, 2021. The losses were primarily due to the unfavorable impact of the changes in exchange rates primarily on U.S. Dollar cash balances held in the U.K. to fund the acquisition of Hindawi.

Foreign exchange transaction losses were $1.8 million for the nine months ended January 31, 2020 and were primarily due to the net impact of the change in average foreign exchange rates as compared to the U.S. dollar on our intercompany accounts receivable and payable balances.

Provision for Income Taxes:

The effective tax rate for the nine months ended January 31, 2021 was 14.9%, compared with 20.3% for the nine months ended January 31, 2020. The decrease for the nine months ended January 31, 2021 primarily resulted from our carry back of our U.S. net operating loss (“NOL”) in connection with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and certain regulations issued in late July 2020, partially offset by an increase in the U.K. statutory rate described below. Excluding the effects of these discrete items, the rate for the nine months ended January 31, 2021 would have been 21.4%, compared with 20.9% for the nine months ended January 31, 2020.

In connection with the CARES Act and certain regulations, we carried back our April 30, 2020 U.S. NOL to our year ended April 30, 2015 and claimed a $20.7 million refund. This refund was received on February 9, 2021. The NOL was carried back to fiscal year 2015 when the U.S. corporate tax rate was 35%. The carryback to a year with a higher rate, plus certain additional net permanent deductions included in the carryback, resulted in a $14.0 million net tax benefit.

During the three months ended July 31, 2020, the U.K. officially enacted legislation that increased its statutory rate from 17% to 19%. This resulted in a $6.7 million non-cash deferred tax expense from the re-measurement of our applicable U.K. net deferred tax liabilities.

On March 3, 2021, in the U.K. Budget, the Chancellor of the Exchequer announced a proposed increase in the U.K. corporate tax rate from 19% to 25%, effective April 2023.  Although there are many unknown factors involved in the calculation, including our net deferred tax liabilities and the British Pound to U.S. Dollar exchange rate on the date of enactment, we estimate that if enacted this tax rate increase would result in a non-recurring, non-cash GAAP deferred tax expense in the range of $25 million to $35 million in the period when enacted.

Index

Diluted Earnings per Share (“EPS”):

EPS for the nine months ended January 31, 2021 was $1.90 per share compared with $1.48 per share for the nine months ended January 31, 2020.

Below is a reconciliation of our U.S. GAAP EPS to Non-GAAP Adjusted EPS:
	Nine Months Ended January 31,
	2021	2020
U.S. GAAP EPS	$1.90	$1.48
Adjustments:
Restructuring and related charges	0.33	0.24
Foreign exchange (gains) losses on intercompany transactions	(0.01)	0.02
Impact of increase in U.K. statutory rate on deferred tax balances	0.12	—
Impact of U.S. CARES Act	(0.25)	—
Non-GAAP Adjusted EPS	$2.09	$1.74

On a constant currency basis, Adjusted EPS increased 22% primarily due to the increase in Adjusted EBITDA.

SEGMENT OPERATING RESULTS

	Nine Months Ended January 31,			Constant Currency
RESEARCH PUBLISHING & PLATFORMS:	2021	2020	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Research Publishing	$700,482	$668,405	5%	4%
Research Platforms	31,512	29,235	8%	8%
Total Research Publishing & Platforms Revenue	731,994	697,640	5%	4%

Cost of Sales	201,599	190,721	(6)%	(4)%
Operating Expenses	300,894	299,001	(1)%	—
Amortization of Intangibles	25,165	21,734	(16)%	(15)%
Restructuring (Credits) Charges (see Note 9)	(352)	3,386	#	#

Contribution to Profit	204,688	182,798	12%	11%
Restructuring (Credits) Charges (see Note 9)	(352)	3,386
Adjusted Contribution to Profit	204,336	186,184	10%	9%
Depreciation and amortization	60,463	51,246
Adjusted EBITDA	$264,799	$237,430	12%	11%
Adjusted EBITDA Margin	36.2%	34.0%

# Variance greater than 100%

Revenue:

Research Publishing & Platforms revenue for the nine months ended January 31, 2021 increased $34.4 million, or 5%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 4% as compared with the prior year. Excluding revenue from acquisitions, organic revenue was higher by 2% on a constant currency basis. This increase was primarily due to continued growth in Open Access in Research Publishing primarily due to growth in comprehensive “read and publish” agreements This more than offset a decline in subscriptions revenue attributable to those “read and publish” agreements, as well as, to a lesser extent, previously anticipated libraries and academic budget challenges as a result of COVID-19.

Index

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 11% as compared with the prior year. This increase was primarily due to higher revenue, business optimization gains, and COVID-19 related expense savings. These factors were partially offset by higher royalty costs and, to a lesser extent, the impact of Hindawi acquisition-related costs.

Society Partnerships:

For the nine months ended January 31, 2021:
●	6 new society contracts were signed with a combined annual revenue of approximately $14.6 million,
●	120 society contracts were renewed with a combined annual revenue of approximately $72.9 million,
●	11 society contracts were not renewed with a combined annual revenue of approximately $2.9 million.

	Nine Months Ended January 31,			Constant Currency
ACADEMIC & PROFESSIONAL LEARNING:	2021	2020	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Education Publishing	$265,349	$268,246	(1)%	(2)%
Professional Learning	206,269	232,615	(11)%	(12)%
Total Academic & Professional Learning	471,618	500,861	(6)%	(7)%

Cost of Sales	130,733	139,027	6%	7%
Operating Expenses	264,503	275,514	4%	4%
Amortization of Intangibles	12,376	12,420	—	2%
Restructuring Charges (see Note 9)	1,902	5,146	63%	63%

Contribution to Profit	62,104	68,754	(10)%	(12)%
Restructuring Charges (see Note 9)	1,902	5,146
Adjusted Contribution to Profit	64,006	73,900	(13)%	(15)%
Depreciation and amortization	53,757	51,679
Adjusted EBITDA	$117,763	$125,579	(6)%	(8)%
Adjusted EBITDA Margin	25.0%	25.1%

# Variance greater than 100%

Revenue:

Academic & Professional Learning revenue decreased $29.2 million, or 6%, as compared with the prior year on a reported basis.  On a constant currency basis, revenue decreased 7% as compared with the prior year. This decrease was primarily due to the COVID-19 impact on Professional Learning revenue due to the continued adverse impact on classroom dependent corporate training due to the continued office closures and cancellations of in-person engagements, and the decline in trade print book publishing. In Education Publishing, declines in test preparation product offerings and print textbooks was partially offset by growth in digital content and courseware offerings, which continued to benefit due to the COVID-19 driven shift to remote learning.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 8% as compared with the prior year. This decrease reflected revenue performance and an increase in technology related costs, partially offset by COVID-19 related expense savings and business optimization gains.

Index

	Nine Months Ended January 31,			Constant Currency
EDUCATION SERVICES:	2021	2020	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Education Services OPM (1)	$163,248	$151,200	8%	8%
mthree (1)	38,389	7,165	#	#
Total Education Services Revenue	201,637	158,365	27%	27%

Cost of Sales	124,967	110,685	(13)%	(12)%
Operating Expenses	47,419	44,276	(7)%	(6)%
Amortization of Intangibles	15,547	11,568	(34)%	(34)%
Restructuring Charges (see Note 9)	294	1,618	82%	82%

Contribution to Profit	13,410	(9,782)	#	#
Restructuring Charges (see Note 9)	294	1,618
Adjusted Contribution to Profit	13,704	(8,164)	#	#
Depreciation and amortization	21,982	17,007
Adjusted EBITDA	$35,686	$8,843	#	#
Adjusted EBITDA Margin	17.7%	5.6%

# Variance greater than 100%

(1)
In May 2020, we moved the IT bootcamp business acquired as part of The Learning House acquisition from Education Services OPM to mthree. As a result, the prior period revenue related to the IT bootcamp business has been included in mthree. There were no changes to our total Education Services or our consolidated financial results. The inorganic revenue from mthree in the nine months ended January 31, 2021 was $32.6 million.

Revenue:

Education Services revenue increased $43.3 million, or 27%, as compared with the prior year on a reported and constant currency basis. Excluding revenue from our mthree acquisition, organic revenue increased 8% on a constant currency basis mainly driven by an increase in enrollments and new student starts, and new university partnerships and programs for our online program management services.

Adjusted EBITDA:

Adjusted EBITDA increased $26.8 million as compared with the prior year. This was due to higher revenue, lower marketing costs, and business optimization initiatives, including lower occupancy related costs due to certain actions taken as part of our Business Optimization program. These factors were partially offset by the incremental impact from the acquisition of mthree.

CORPORATE EXPENSES:

Corporate expenses for the nine months ended January 31, 2021 increased $20.6 million, or 16%, as compared with the prior year. On a constant currency basis and excluding restructuring charges, these expenses increased 5%. This increase was primarily due to an increase in employment-related expenses, partially offset by lower professional fees.

Index

FISCAL YEAR 2021 OUTLOOK:

Based on performance through nine months, Wiley is raising its full year outlook for Revenue, Adjusted EBITDA, Adjusted EPS, and Free Cash Flow. The updated outlook assumes that current foreign exchange rates prevail through the end of the fiscal year. The outlook also includes the projected fourth quarter impact of the Hindawi acquisition. For the full year, the Company continues to anticipate low-single digit revenue growth overall, which includes low-single digit growth in Research, a mid-single digit decline in Academic & Professional Learning, and double-digit growth in Education Services (mid-to-high single digit growth on an organic basis). We continue to expect capital expenditures to be approximately $100 million, with investment focused on developing and enhancing tech-enabled products and services in our core growth areas, as well as optimizing processes and automating workflows, particularly in Research.

Updated projected performance ranges for consolidated Revenue, Adjusted EBITDA, Adjusted EPS, and Free Cash Flow are as follows:

Amounts in millions, except Adjusted EPS

Metric	Fiscal Year 2020 Actual	Fiscal Year 2021 Previous Outlook	Fiscal Year 2021 Current Outlook
Revenue	$1,831	$1,865-$1,885	Raised, $1,900 - $1,920
Adjusted EBITDA	$356	$380-$395	Raised, $395 - $410
Adjusted EPS	$2.40	$2.50-$2.70	Raised, $2.60 - $2.75
Free Cash Flow	$173	$175-$200	Raised, $200 - $225

Current outlook reflects actual currency impact to date, current exchange rates sustained through Q4 (Euro at $1.18 and Pound Sterling at $1.32), and the approximate four-month impact of the Hindawi acquisition (Revenue +$10 million, Adjusted EBITDA neutral, and Adjusted EPS dilutive by $0.15).

Adjusted EBITDA:

Below is a reconciliation of our consolidated U.S. GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Net Income	$22,161	$35,443	$106,927	$83,757
Interest expense	4,853	6,309	13,928	19,173
Provision for income taxes	5,231	9,229	18,712	21,355
Depreciation and amortization	49,316	43,681	147,253	128,538
Non-GAAP EBITDA	$81,561	$94,662	$286,820	$252,823
Restructuring and related charges	20,675	3,298	24,813	18,034
Foreign exchange transaction losses	5,694	1,745	6,473	1,761
Other income	(3,612)	(4,232)	(11,769)	(9,602)
Non-GAAP Adjusted EBITDA	$104,318	$95,473	$306,337	$263,016

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

Index

As of January 31, 2021, we had cash and cash equivalents of $91.3 million, of which approximately $87.6 million, or 96%, was located outside the U.S.  Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of our operations. Notwithstanding the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which generally eliminated federal income tax on future cash repatriation to the U.S., cash repatriation may be subject to state and local taxes or withholding or similar taxes. Since April 30, 2018, we no longer intend to permanently reinvest earnings outside the U.S. We have a $2.0 million liability related to the estimated taxes that would be incurred upon repatriating certain non-U.S. earnings.

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

As of January 31, 2021, we had approximately $960.7 million of debt outstanding, net of unamortized issuance costs of $0.6 million, and approximately $528.8 million of unused borrowing capacity under our Amended and Restated RCA and other facilities. Our Amended and Restated RCA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of January 31, 2021.

Analysis of Historical Cash Flows

The following table shows the changes in our Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended January 31, 2021 and 2020.
	Nine Months Ended January 31,
	2021	2020
Net Cash Provided By Operating Activities	$154,826	$88,887
Net Cash Used In Investing Activities	(392,393)	(285,884)
Net Cash Provided By Financing Activities	115,843	220,882
Effect of Foreign Currency Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	10,631	530

Free Cash Flow less Product Development Spending helps assess our ability, over the long term, to create value for our shareholders, as it represents cash available to repay debt, pay common dividends, and fund share repurchases and new acquisitions. Below are the details of Free Cash Flow less Product Development Spending for the nine months ended January 31, 2021 and 2020.

Cash flow from operations is seasonally a use of cash in the first half of Wiley’s fiscal year principally due to the timing of collections for annual journal subscriptions, which typically occurs in the beginning of the second half of our fiscal year.

Free Cash Flow less Product Development Spending:
	Nine Months Ended January 31,
	2021	2020
Net Cash Provided By Operating Activities	$154,826	$88,887
Less: Additions to Technology, Property and Equipment	(58,176)	(65,924)
Less: Product Development Spending	(17,103)	(17,770)
Free Cash Flow less Product Development Spending	$79,547	$5,193

Index

Net Cash Provided By Operating Activities

The following is a summary of the $65.9 million change in Net Cash Provided By Operating Activities for the nine months ended January 31, 2021 as compared with the nine months ended January 31, 2020 (amounts in millions).

Net Cash Provided By Operating Activities – Nine Months Ended January 31, 2020	$88.9
Higher net income adjusted for items to reconcile net income to net cash provided by operating activities, including the non-cash change in deferred taxes primarily related to the CARES Act	74.4
Working Capital Changes:
Inventories – due to lower purchases	9.9
Accounts receivable, net and contract liabilities - due to the timing of customer payments	(4.6)
Accounts payable and royalties payable - primarily due to the timing of payments	(7.8)
Income taxes	(12.7)
Other working capital items	6.7
Net Cash Provided By Operating Activities – Nine Months Ended January 31, 2021	$154.8

The change in income taxes noted in the table above was primarily due to a receivable in connection with the impact of the CARES Act, see Note 13, “Income taxes” and, to a lesser extent, the timing of certain international and U.S. tax payments and refunds.

The change in other working capital items noted in the table above was primarily due to lower accrued liabilities due to COVID-19 related expense savings, and the deferral of employer tax withholding payments in connection with the CARES Act. This was partially offset by higher restructuring payments and employee retirement plan contributions.

Our negative working capital (current assets less current liabilities) was $346.4 million and $312.3 million as of January 31, 2021 and April 30, 2020, respectively. This $34.1 million change in negative working capital was primarily due to the seasonality of our business. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions for which cash has been collected in advance. The contract liabilities will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of January 31, 2021 and as of April 30, 2020 includes $398.5 million and $520.2 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Cash collected in advance for subscriptions is used by us for a number of purposes including funding: operations, capital expenditures, acquisitions, debt repayments, dividend payments and purchasing treasury shares. Due to the adverse impact of COVID-19 on the global economy, we estimate that approximately $30 million of customer payments were delayed into fiscal year 2021. Our accounts receivable collections were in line with our expectations. Although, in certain situations, the timing of collections may be extended, we do not anticipate any material issues with customer collections. Many of our customers have been adversely impacted by COVID-19, and we expect some continued delays in payments due to widespread disruption and pervasive cash conservation behaviors in the face of uncertainty.  We have recorded provisions for bad debt where appropriate.

Net Cash Used In Investing Activities

Net Cash Used in Investing Activities for the nine months ended January 31, 2021 was $392.4 million compared to $285.9 million in the prior year. The increase in cash used in investing activities was due to an increase of $97.9 million in cash used to acquire businesses and, to a lesser extent, an increase of $17.0 million for the acquisition of publication rights and other activities, partially offset by a decrease of $7.7 million for additions of technology, property, and equipment.

Net Cash Provided By Financing Activities

Net Cash Provided by Financing Activities was $115.8 million for the nine months ended January 31, 2021 compared to $220.9 million for the nine months ended January 31, 2020. This decrease was due to lower net borrowings of $145.2 million, which was primarily due to higher repayments in the nine months ended January 31, 2021, and a reduction of $27.9 million in repurchases of common stock in the nine months ended January 31, 2021.

During the nine months ended January 31, 2021, we repurchased 146,852 shares of Class A and B Common Stock at an average price of $48.09. During the nine months ended January 31, 2020, we repurchased 757,217 shares of Class A Common Stock at an average price of $46.22.

In the nine months ended January 31, 2021, we increased our quarterly dividend to shareholders to $1.37 per share annualized versus $1.36 per share annualized in the prior year.

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

On an annual basis, a hypothetical one percent change in interest rates for the $661.3 million of unhedged variable rate debt as of January 31, 2021 would affect net income and cash flow by approximately $5.2 million.

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

Our significant investments in non-U.S. businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment. During the three and nine months ended January 31, 2021, we recorded foreign currency translation gains in Accumulated Other Comprehensive Income of approximately $48.3 million and $83.5 million, respectively, primarily as a result of the fluctuations of the U.S. dollar relative to the British pound sterling and, to a lesser extent the euro. During the three and nine months ended January 31, 2020, we recorded foreign currency translation gains in Other Comprehensive Income of approximately $7.9 million, and $10.7 million respectively, primarily as a result of the fluctuations of the U.S. dollar relative to the British pound sterling.

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

Sales Return Reserves

The estimated allowance for print book sales returns is based upon historical return patterns, as well as current market trends in the businesses in which we operate, including the impact of COVID-19 which caused an increase in the net liability balance compared with April 30, 2020 due to an increase in expected print book returns. In connection with the estimated sales return reserves, we also include a related increase to inventory and a reduction to accrued royalties as a result of the expected returns.

Index

The reserves are reflected in the following accounts of our Unaudited Condensed Consolidated Statements of Financial Position:

	January 31, 2021	April 30, 2020
Increase in Inventories, net	$11,800	$8,686
Decrease in Accrued royalties	$(5,756)	$(4,441)
Increase in Contract liabilities	$43,446	$32,769
Print book sales return reserve net liability balance	$(25,890)	$(19,642)

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

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no book customer accounts for more than 10% of total consolidated revenue and 17% of accounts receivable at January 31, 2021, the top 10 book customers account for approximately 14% of total consolidated revenue and approximately 31% of accounts receivable at January 31, 2021.

Disclosure of Certain Activities Relating to Iran

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.” In the nine months ended January 31, 2021, we recorded an immaterial amount of revenue and net earnings related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations. We assessed our business relationship and transactions with Iran and believe we are in compliance with the regulations governing the sanctions. We intend to discontinue these or similar sales with Iran.

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

Changes in Internal Control over Financial Reporting: We acquired Hindawi Limited (“Hindawi”) in December 2020.  As a result of the acquisition, we are reviewing the internal controls of Hindawi and are making appropriate changes as deemed necessary. As of January 31, 2021, Hindawi represented less than 1% of total consolidated assets, excluding goodwill and intangible assets which are included within the scope of assessment, and represented less than 0.2% of total consolidated revenues of the Company for the nine months ended January 31, 2021. Except for the changes in internal control at Hindawi, there has been no change in our internal control over financial reporting that occurred during the three months ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

We continue to implement additional functionality and enhancements to our previously disclosed global ERP implementation. As with any new information system we implement, this application, along with the internal controls over financial reporting included in this process, will require testing for effectiveness. In connection with this ERP implementation, we are updating our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe that the ERP implementation will have an adverse effect on our internal control over financial reporting.

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant developments related to legal proceedings during the three months ended January 31, 2021. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 Note 16, “Commitment and Contingencies”.

ITEM 1A. RISK FACTORS

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2021, we made the following purchases of Class A and B Common Stock under our stock repurchase programs:
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program	Maximum Dollar Value of Shares that May be Purchased Under Additional Plans or Programs (Dollars in millions)
November 2020	—	$—	—	806,758	$200
December 2020	—	—	—	806,758	$200
January 2021	146,852	48.09	146,852	659,906	$200
Total	146,852	$48.09	146,852	659,906	$200

Index

ITEM 6. EXHIBITS

10.1	Form of the Fiscal Year 2021 Executive Long Term Incentive Plan.
10.2
Form of the Fiscal Year 2021 Performance Share Unit Grant Agreement, Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2014 Key Employee Stock Plan.

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

Dated: March 5, 2021

Index