Form 10-K
period 2021-04-30
JOHN WILEY & SONS, INC.
filed 2021-07-06
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  April 30, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, October 31, 2020, was approximately $1,364 million. The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Class A and Class B Common Stock as of June 2, 2021 was 46,800,293 and 9,049,462 respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on September 30, 2021, are incorporated by reference into Part III of this Form 10-K.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2021

INDEX

Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. The Securities and Exchange Commission (SEC) encourages companies to disclose forward-looking information so that investors can better understand a company’s prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding our fiscal year 2022 outlook, the anticipated impact on the ability of our employees, contractors, customers, and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business in the future due to the coronavirus (COVID-19) outbreak, anticipated restructuring charges and savings, operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those described in any forward-looking statements. Any such forward-looking statements are based upon many assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond our control, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment by Wiley in new technologies and products; (ii) subscriber renewal rates for our journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the seasonal nature of our educational business and the impact of the used book market; (vii) worldwide economic and political conditions; (viii) our ability to protect our copyrights and other intellectual property worldwide; (ix) our ability to successfully integrate acquired operations and realize expected opportunities; (x) the ability to realize operating savings over time and in fiscal year 2022 in connection with our multiyear Business Optimization Program; and (xi) other factors detailed from time to time in our filings with the SEC. We undertake no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

Please refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

Non-GAAP Financial Measures:

We present financial information that conforms to Generally Accepted Accounting Principles in the United States of America (US GAAP). We also present financial information that does not conform to US GAAP, which we refer to as non-GAAP.

In this report, we may present the following non-GAAP performance measures:

•	Adjusted Earnings Per Share (Adjusted EPS);
•	Free Cash Flow less Product Development Spending;
•	Adjusted Contribution to Profit and margin;
•	Adjusted Income Before Taxes;
•	Adjusted Income Tax Provision;
•	Adjusted Effective Tax Rate;
•	EBITDA, Adjusted EBITDA and margin;
•	Organic revenue; and
•	Results on a constant currency basis.

Management uses these non-GAAP performance measures as supplemental indicators of our operating performance and financial position as well for internal reporting and forecasting purposes, when publicly providing our outlook, to evaluate our performance and calculate incentive compensation. We present these non-GAAP performance measures in addition to US GAAP financial results because we believe that these non-GAAP performance measures provide useful information to certain investors and financial analysts for operational trends and comparisons over time. The use of these non-GAAP performance measures may also provide a consistent basis to evaluate operating profitability and performance trends by excluding items that we do not consider to be controllable activities for this purpose.

INDEX

The performance metric used by our chief operating decision maker to evaluate performance of our reportable segments is Adjusted Contribution to Profit. We present both Adjusted Contribution to Profit and Adjusted EBITDA for each of our reportable segments since we believe Adjusted EBITDA provides additional useful information to certain investors and financial analysts for operational trends and comparisons over time as it removes the impact of depreciation and amortization expense, as well as a consistent basis to evaluate operating profitability and comparing our financial performance to that of our peer companies and competitors.

For example:

•
Adjusted EPS, Adjusted Contribution to Profit, Adjusted Income Before Taxes, Adjusted Income Tax Provision, Adjusted Effective Tax Rate, Adjusted EBITDA, and organic revenue (excluding acquisitions) provide a more comparable basis to analyze operating results and earnings and are measures commonly used by shareholders to measure our performance.

•
Free Cash Flow less Product Development Spending helps assess our ability, over the long term, to create value for our shareholders as it represents cash available to repay debt, pay common stock dividends, and fund share repurchases and acquisitions.

•
Results on a constant currency basis remove distortion from the effects of foreign currency movements to provide better comparability of our business trends from period to period. We measure our performance excluding the impact of foreign currency (or at constant currency), which means that we apply the same foreign currency exchange rates for the current and equivalent prior period.

In addition, we have historically provided these or similar non-GAAP performance measures and understand that some investors and financial analysts find this information helpful in analyzing our operating margins and net income, and in comparing our financial performance to that of our peer companies and competitors. Based on interactions with investors, we also believe that our non-GAAP performance measures are regarded as useful to our investors as supplemental to our US GAAP financial results, and that there is no confusion regarding the adjustments or our operating performance to our investors due to the comprehensive nature of our disclosures. We have not provided our 2022 outlook for the most directly comparable US GAAP financial measures, as they are not available without unreasonable effort due to the high variability, complexity, and low visibility with respect to certain items, including restructuring charges and credits, gains and losses on foreign currency, and other gains and losses. These items are uncertain, depend on various factors, and could be material to our consolidated results computed in accordance with US GAAP.

Non-GAAP performance measures do not have standardized meanings prescribed by US GAAP and therefore may not be comparable to the calculation of similar measures used by other companies and should not be viewed as alternatives to measures of financial results under US GAAP. The adjusted metrics have limitations as analytical tools, and should not be considered in isolation from, or as a substitute for, US GAAP information. It does not purport to represent any similarly titled US GAAP information, and is not an indicator of our performance under US GAAP. Non-US GAAP financial metrics that we present may not be comparable with similarly titled measures used by others. Investors are cautioned against placing undue reliance on these non-US GAAP measures.

INDEX

PART I

Item 1. Business

The Company, founded in 1807, was incorporated in the state of New York on January 15, 1904. Throughout this report, when we refer to “Wiley,” the “Company,” “we,” “our,” or “us,” we are referring to John Wiley & Sons, Inc. and all of our subsidiaries, except where the context indicates otherwise.

Please refer to Part II, Item 8, “Financial Statements and Supplementary Data,” for financial information about the Company and its subsidiaries, which is incorporated herein by reference. Also, when we cross reference to a “Note,” we are referring to our “Notes to Consolidated Financial Statements,” in Part II, Item 8, “Financial Statements and Supplementary Data” unless the context indicates otherwise.

Wiley is a global leader in research and education, unlocking human potential by enabling discovery, powering education, and shaping workforces. For over 200 years, Wiley has fueled the world’s knowledge ecosystem. Today, our high-impact content, platforms, and services help researchers, learners, institutions, and corporations achieve their goals in an ever-changing world. Wiley is a predominantly digital company with approximately 82% of revenue in the year ended April 30, 2021 generated by digital products, and services. Through the Research Publishing & Platforms segment, we provide peer-reviewed scientific, technical, and medical (STM) publishing, content platforms, and related services to academic, corporate, and government customers, academic societies, and individual researchers. The Academic & Professional Learning segment provides Education Publishing and Professional Learning content and courseware, training and learning services, to students, professionals, and corporations. The Education Services segment provides online program management (OPM) services for academic institutions and talent placement services for professionals and businesses. Our operations are primarily located in the United States (US), United Kingdom (UK), Sri Lanka, Germany, India, Russia, Jordan, and Canada. In the year ended April 30, 2021, approximately 46% of our consolidated revenue was from outside the US.

Wiley’s business strategies are tightly aligned with accelerating growth trends, including open research, online education, and digital curriculum. Research strategies include driving publishing output to meet the increasing demand for peer-reviewed research and expanding platform and service offerings for corporations and societies. Education strategies include expanding online degree programs and driving online enrollment for university partners, scaling digital content and courseware, and expanding information technology (IT) talent placement for corporate partners.

Business Segments

We report financial information for the following segments, as well as a Corporate category, which includes certain costs that are not allocated to the reportable segments:

•	Research Publishing & Platforms
•	Academic & Professional Learning
•	Education Services

Research Publishing & Platforms:

Research Publishing & Platforms’ mission is to support researchers, professionals and learners in the discovery and use of research knowledge to help them achieve their goals.  Research provides scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Journal publishing areas include the physical sciences and engineering, health sciences, social sciences and humanities and life sciences. Research Publishing & Platforms also includes Atypon Systems, Inc. (Atypon), a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content on the web through the Literatum™ platform. Research Publishing & Platforms’ customers include academic, corporate, government, and public libraries, funders of research, researchers, scientists, clinicians, engineers and technologists, scholarly and professional societies, and students and professors. Research Publishing & Platforms products are sold and distributed globally through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, and other customers. Publishing centers include Australia, China, Germany, India, the UK and the US. Research Publishing & Platforms’ revenue accounted for approximately 52% of our consolidated revenue in the year ended April 30, 2021, with a 35.1% Adjusted EBITDA margin. Approximately 95% of Research Publishing & Platforms revenue is generated by digital and online products, and services.

INDEX

Research Publishing & Platforms revenue by product type includes Research Publishing and Research Platforms. The graphs below present revenue by product type for the years ended April 30, 2021, and 2020:

Key growth strategies for the Research Publishing & Platforms segment include evolving and developing new licensing models for our institutional customers (pay to read and publish), developing new open access journals and revenue streams (pay to publish), focusing resources on high-growth and emerging markets, and developing new digital products, services, and workflow solutions to meet the needs of researchers, authors, societies, and corporate customers.

Research Publishing

Research Publishing generates the majority of its revenue from contracts with its customers in the following revenue streams:

•	Journal Subscriptions (pay to read) and Open Access (pay to publish); and
•	Licensing, Reprints, Backfiles, and Other.

Journal Subscriptions and Open Access

As of April 30, 2021, we publish approximately 1,930 academic research journals. We sell journal subscriptions directly to thousands of Research institutions worldwide through our sales representatives, indirectly through independent subscription agents, through promotional campaigns, and through memberships in professional societies for those journals that are sponsored by societies. Journal subscriptions are primarily licensed through contracts for digital content available online through our Wiley Online Library platform. Contracts are negotiated by us directly with customers or their subscription agents. Subscription periods typically cover calendar years. Print journals are generally mailed to subscribers directly from independent printers. We do not own or manage printing facilities. Subscription revenue is generally collected in advance.

Approximately 50% of Journal Subscription revenue is derived from publishing rights owned by Wiley. Publishing alliances also play a major role in Research Publishing’s success. Approximately 50% of Journal Subscription revenue is derived from publication rights that are owned by professional societies and published by us pursuant to long-term contracts or owned jointly with professional societies. These society alliances bring mutual benefit: the societies gaining Wiley’s publishing, marketing, sales, and distribution expertise, while Wiley benefits from being affiliated with prestigious societies and their members. Societies that sponsor or own such journals generally receive a royalty and/or other financial consideration. We may procure editorial services from such societies on a prenegotiated fee basis. We also enter into agreements with outside independent editors of journals that define their editorial duties and the fees and expenses for their services. Contributors of articles to our journal portfolio transfer publication rights to us or a professional society, as applicable. We publish the journals of many prestigious societies, including the American Cancer Society, the American Heart Association, the British Journal of Surgery Society, the European Molecular Biology Organization, the American Anthropological Association, the American Geophysical Union, and the German Chemical Society.

Wiley Online Library, which is delivered through our Literatum platform, provides the user with intuitive navigation, enhanced discoverability, expanded functionality, and a range of personalization options. Access to abstracts is free and full content is accessible through licensing agreements or as individual article purchases. Large portions of the content are provided free or at nominal cost to nations in the developing world through partnerships with certain nonprofit organizations. Our online publishing platforms provide revenue growth opportunities through new applications and business models, online advertising, deeper market penetration, and individual sales and pay-per-view options.

Wiley’s performance in the 2019 release of Clarivate Analytics’ Journal Citation Reports (JCR) remains strong, maintaining its top 3 position in terms of the number of titles indexed, articles published, and citations received. Wiley has 10.5% of titles, 9.5% of articles, and 11.5% of citations.

A total of 1,272 Wiley journals were included in the reports. Wiley journals ranked #1 in 21 categories across 17 titles and achieved 305 top-10 category rankings.

INDEX

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

Under the Open Access business model, accepted research articles are published subject to payment of Article Publication Charges (APCs). After payment to Wiley, all open articles are immediately free to access online. Contributors of open access articles retain many rights and typically license their work under terms that permit reuse.

Open Access offers authors choices in how to share and disseminate their work, and it serves the needs of researchers who may be required by their research funder to make articles freely accessible without embargo. APCs are typically paid by the individual author or by the author’s funder, and payments are often mediated by the author’s institution. We provide specific workflows and infrastructure to authors, funders, and institutions to support the requirements of Open Access.

We offer two Open Access publishing models. The first of these is Hybrid Open Access where, upon payment of an APC, authors publishing in the majority of our paid subscription journals are offered, after article acceptance, the opportunity to make their individual research article openly available online.

The second offering of the Open Access model is a growing portfolio of fully open access journals, also known as Gold Open Access Journals, in which all accepted articles are published subject to receipt of an APC. All Open Access articles are subject to the same rigorous peer-review process applied to our subscription-based journals. As with our subscription portfolio, a number of the Gold Open Access Journals are published under contract for, or in partnership with, prestigious societies, including the American Geophysical Union, the American Heart Association, the European Molecular Biology Organization and the British Ecological Society. The Open Access portfolio spans life, physical, medical, and social sciences and includes a choice of high impact journals and broad-scope titles that offer a responsive, author-centered service.

Comprehensive agreements (read and publish), sometimes referred to as transitional agreements, are the innovative new model that blends journal subscription and open access offerings. Essentially, for a single fee, a national or regional consortium of libraries pays for and receives full read access to our journal portfolio and the ability to publish under an open access arrangement.  Like subscriptions, comprehensive deals involve recurring revenue under multiyear contracts. Unlike subscriptions, they also allow for further upside depending on how much publishing volume we generate. Comprehensive models accelerate the transition to open access while maintaining subscription access.

In March 2020, we agreed with Jisc, the UK’s research and education not-for-profit that negotiates licenses and digital content agreements on behalf of UK universities, on a four-year comprehensive “read and publish” agreement that, for an annual fee, enables UK institutions to access our journal portfolio and researchers at UK universities the means to publish open access (OA) in all Wiley journals at no direct cost to them. As part of the new agreement, the proportion of OA articles published by UK researchers will increase from 27% to an estimated 85% in year one, with the potential to reach 100% by 2022. The agreement will also enable institutions and their users to access all of Wiley’s journals. Other comprehensive agreements include consortia in Austria, Finland, Germany, Hungary, Netherlands, Norway, and Sweden.  We are compensated through a publish and read fee.

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

Licensing, Reprints, Backfiles, and Other

Licensing, Reprints, Backfiles, and Other includes advertising, backfile sales, the licensing of publishing rights, journal and article reprints, and individual article sales. We generate advertising revenue from print and online journal subscription products, our online publishing platform, Literatum, online events such as webinars and virtual conferences, community interest websites such as spectroscopyNOW.com, and other websites.  A backfile license provides access to a historical collection of Wiley journals, generally for a one-time fee. We also engage with international publishers and receive licensing revenue from reproductions, translations, and other digital uses of our content. Journal and article reprints are primarily used by pharmaceutical companies and other industries for marketing and promotional purposes. Through the Article Select and PayPerView programs, we provide fee-based access to non-subscribed journal articles, content, book chapters, and major reference work articles. The Research Publishing business is also a provider of content and services in evidence-based medicine (EBM). Through our alliance with The Cochrane Collaboration, we publish The Cochrane Library, a premier source of high-quality independent evidence to inform healthcare decision-making. EBM facilitates the effective management of patients through clinical expertise informed by best practice evidence that is derived from medical literature.

INDEX

Research Platforms

Research Platforms is principally comprised of Atypon, a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content on the web through the Literatum platform.

Literatum, our online publishing platform for societies and other research publishers, delivers integrated access to over 9 million articles from approximately 2,700 journals, as well as 25,000 online books and hundreds of multivolume reference works, laboratory protocols and databases.  The Literatum platform hosts over 45% of the world’s English language journals.

Academic & Professional Learning:

Our Academic & Professional Learning segment provides Education Publishing and Professional Learning products and services, including scientific, professional, and education print and digital books, digital courseware, and test preparation services, to libraries, corporations, students, professionals, and researchers, as well as learning, development, and assessment services for businesses and professionals. Communities served include business, finance, accounting, workplace learning, management, leadership, technology, behavioral health, engineering/ architecture, science and medicine, and education.  Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks and other online applications. Publishing centers include Australia, Germany, India, the UK, and the US. Academic & Professional Learning accounted for approximately 33% of our consolidated revenue in the year ended April 30, 2021, with a 25.4% Adjusted EBITDA margin. Approximately 54% of revenue is from digital and online products, and services.

Academic & Professional Learning revenue by product type includes Education Publishing and Professional Learning. The graphs below present revenue by product type for the years ended April 30, 2021 and 2020:

Key strategies for the Academic & Professional Learning business include developing and acquiring products and services to drive career-connected education, developing leading brands and franchises, executing strategic acquisitions and partnerships, and innovating digital content and courseware formats while expanding their global discoverability and distribution. We continue to implement strategies to manage declines in print revenue through cost improvement initiatives and focusing our efforts on growing our digital lines of business. We are continuing to perform portfolio reviews and workforce realignment, restructuring, and operational excellence initiatives. In certain areas, we will explore new formats or promote digital-only, and in other areas, we may rationalize our portfolio. Our approach is to continue to realign our cost structure to help mitigate the market changes that are contributing to revenue decline, and to sharpen our focus on high performing areas and digital opportunities, while improving operating efficiency.

Book sales for Education Publishing and Professional Learning are generally made on a returnable basis with certain restrictions. We provide for estimated future returns on sales made during the year based on historical return experience and current market trends.

Materials for book publications are obtained from authors throughout most of the world, utilizing the efforts of an editorial staff, outside editorial advisors, and advisory boards. Most materials are originated by the authors themselves or as the result of suggestion or solicitations by editors and advisors. We enter into agreements with authors that state the terms and conditions under which the materials will be published, the name in which the copyright will be registered, the basis for any royalties, and other matters. Most of the authors are compensated with royalties, which vary depending on the nature of the product. We may make advance royalty payments against future royalties to authors of certain publications. Royalty advances are reviewed for recoverability and a reserve for loss is maintained, if appropriate.

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

In fiscal year 2016, we entered into an agreement to outsource our US based book distribution operations to Cengage Learning, with the continued aim of improving efficiency in our distribution activities and moving to a more variable cost model. As of April 30, 2021, we had one global warehousing and distribution facility remaining, which is in the UK.

Education Publishing

Education Publishing generates the majority of its revenue from contracts with its customers in the following revenue streams:

•	Education Publishing
•	Digital Courseware
•	Test Preparation and Certification
•	Licensing and Other

Education Publishing

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

STM books (Reference) are sold and distributed globally in digital and print formats through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, bookstores, online booksellers, and other customers.

We develop content in a digital format that can be used for both digital and print products, resulting in productivity and efficiency savings, and enabling print-on-demand delivery. Book content is available online through Wiley Online Library (delivered through our Literatum platform), WileyPLUS, zyBooks®, alta™, and other proprietary platforms. Digital books are delivered to intermediaries, including Amazon, Apple, Google and Ingram/Vital-Source®, for re-sale to individuals in various industry-standard formats, which are now the preferred deliverable for licensees of all types, including foreign language publishers. Digital books are also licensed to libraries through aggregators. Specialized formats for digital textbooks go to distributors servicing the academic market, and digital book collections are sold by subscription through independent third-party aggregators servicing distinct communities. Custom deliverables are provided to corporations, institutions, and associations to educate their employees, generate leads for their products, and extend their brands. Content from digital books is also used to create online articles, mobile apps, newsletters, and promotional collateral. This continual reuse of content improves margins, speeds delivery, and helps satisfy a wide range of customer needs. Our online presence not only enables us to deliver content online, but also to sell more books. The growth of online booksellers benefits us because they provide unlimited virtual “shelf space” for our entire backlist. Publishing alliances and franchise products are important to our strategy. Education and STM publishing (including Test Preparation) alliance partners include the AICPA, the CFA Institute, ACT (American College Test), IEEE, American Institute of Chemical Engineers, and many others. The ability to join Wiley’s product development, sales, marketing, distribution, and technology with a partner’s content, technology, and/or brand name has contributed to our success.

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

INDEX

On July 1, 2019, Wiley acquired Zyante Inc., a leading provider of computer science and STEM education courseware. The highly-interactive zyBooks platform enables learners to learn by doing while allowing professors to be more efficient and devote more time to teaching. The platform maximizes learner engagement and retention through demonstration and hands-on learning experiences using interactive question sets, animations, tools, and embedded labs. The zyBooks platform will become an essential component of Wiley’s differentiated digital learning experience and, when combined with the acquisition of Knewton’s alta and adaptive learning technology in May 2019, will power lower-cost, higher-impact education across Wiley’s education business.

Test Preparation and Certification

The Test Preparation and Certification business represents learning solutions, training activities, and print and digital formats that are delivered to customers directly through online digital delivery platforms, bookstores, online booksellers, and other customers.  Products include CPAExcel®, a modular, digital platform comprised of online self-study, videos, mobile apps, and sophisticated planning tools to help professionals prepare for the CPA exam, and test preparation products for the CFA®, CMA®, CIA®, CMT®, FRM®, FINRA®, Banking, and PMP® exams.

Licensing and Other

Licensing and distribution services are made available to other publishers under agency arrangements. We also engage in copublishing titles with international publishers and receive licensing revenue from photocopies, reproductions, translations, and digital uses of our content and use of the Knewton® adaptive engine.

Professional Learning

Professional Learning generates the majority of its revenue from contracts with its customers in the following revenue streams:

•	Professional Publishing
•	Licensing and Other
•	Corporate Training
•	Corporate Learning

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

Licensing and Other

Licensing and distribution services are made available to other publishers under agency arrangements. We also engage in copublishing titles with international publishers and receive licensing revenue from photocopies, reproductions, translations, and digital uses of our content. Wiley also realizes advertising revenue from branded websites (e.g., Dummies.com) and online applications.

Corporate Training

Our corporate training businesses include high-demand soft-skills training solutions that are delivered to organizational clients through online digital delivery platforms, either directly or through an authorized distributor network of independent consultants, trainers, and coaches. Wiley’s branded assessment solutions include Everything DiSC®, The Five Behaviors® based on Patrick Lencioni’s perennial bestseller The Five Dysfunctions of a Team, and Leadership Practices Inventory® from Kouzes and Posner’s bestselling The Leadership Challenge®, as well as PXT Select™, a prehire selection tool. Our solutions help organizations hire and develop effective managers, leaders, and teams.

INDEX

Corporate Learning

The corporate learning business offers online learning and training solutions for global corporations, universities, and small and medium-sized enterprises, which are sold on a subscription or fee basis. Learning experiences, formats and modules on topics such as leadership development, value creation, client orientation, change management and corporate strategy are delivered on a cloud-based CrossKnowledge Learning Management System (LMS) platform that hosts over 20,000 content assets (videos, digital learning modules, written files, etc.) in 19 languages. Its offering includes a collaborative e-learning publishing and program creation system. Revenue growth is derived from legacy markets, such as France, Germany, UK, and other European markets, and newer markets, such as the US and Brazil. In addition, learning experiences, content and LMS offerings are continuously refreshed and expanded to serve a wider variety of customer needs. These digital learning solutions are either sold directly to corporate customers or through our global partners’ network.

Education Services:

Our Education Services segment consists of OPM services for higher education institutions and mthree talent placement for professionals and businesses. Key growth strategies include increasing student enrollment in existing OPM programs, signing new university partners and degree programs, and bridging the IT skills gap through talent development for corporations around the world. Education Services accounted for approximately 15% of our consolidated revenue in the year ended April 30, 2021, with a 18.0% Adjusted EBITDA margin. Education Services generated 100% of its revenue from digital and online products, and services.

Education Services revenue by product type includes Education Services OPM and mthree. The graphs below present revenue by product type for the years ended April 30, 2021 and 2020:

Education Services OPM

Our Education Services segment engages in the comprehensive management of online degree programs for universities and has grown to include a broad array of tech enabled service offerings that address our partner specific pain points. Increasingly, this includes delivering full stack career credentialing education that advances specific careers with in-demand skills.

As student demand for online degree and certificate programs continues to increase, traditional institutions are partnering with OPM providers to develop and support these programs. Education Services OPM includes market research, marketing, student recruitment, enrollment support, proactive retention support, academic services to design courses, faculty support, and access to the Engage Learning Management System, which facilitates the online education experience. Graduate degree programs include Business Administration, Finance, Accounting, Healthcare, Engineering, Communications, and others. Revenue is derived from prenegotiated contracts with institutions that provide for a share of tuition generated from students who enroll in a program. As of April 30, 2021, the Education Services OPM business had 66 university partners under contract. We are also extending the core OPM business and delivering a broader array of essential university and career credentialing services that the market is demanding and that leverage our core Wiley skills and assets. This full stack education includes teacher professional development and IT skills training, through which we develop and deliver professional credits and job placement through our corporate partners. In addition, Education Services OPM derives revenue from unbundled service offerings.

mthree

On January 1, 2020, Wiley acquired mthree, a rapidly growing talent placement provider that addresses the IT skills gap by finding, training and placing job-ready technology talent in roles with leading corporations worldwide. mthree sources, trains, and prepares aspiring students and professionals to meet the skill needs of today’s tech careers, and then places them with some of the world’s largest financial institutions, technology companies, and government agencies. mthree also works with its clients to retrain and retain existing employees so they can continue to meet the changing demands of today’s technology landscape.

INDEX

Human Capital

As of April 30, 2021, we employed approximately 7,400 persons on a full-time equivalent basis worldwide.

At Wiley, our people are one of our most significant assets and investments towards achieving our mission of unlocking human potential. The successful acceleration of our strategies and the delivery of innovative impact in research and education depend on our ability to attract, develop, reward and retain a diverse population of talented, qualified and highly-skilled colleagues at all levels of our organization and across our global workforce. Our human capital management framework includes programs, policies and initiatives that promote diversity, equity and inclusion; talent acquisition; ongoing employee learning and development; competitive compensation and benefits; safety and health; and emphasis on employee satisfaction and engagement.

Our human capital metrics summary as of April 30, 2021:
CATEGORY		METRIC	As of April 30, 2021
EMPLOYEES	By Region	Americas	46%
		APAC	17%
		EMEA	37%
DIVERSITY AND INCLUSION	Global Gender Representation	% Female Colleagues	53%
		% Female Senior Leaders (Vice President and Above)	38%
	US Minority Representation*	% Minority	28%
		% Minority Senior Leaders (Vice President and Above)	17%

* US Minority includes employees who self-identify as Hispanic or Latino, Black or African American, Asian, American Indian or Alaskan Native, Native Hawaiian or other Pacific Islander, or two or more races.

Health, Safety & Well-Being

Safeguarding and promoting our colleague’s well-being is central to what we do, as it is critically important that we provide the tools and resources employees need to be healthy and to be their best. We support our colleagues in maintaining their physical, emotional, social and financial well-being through working practices, education and benefit programs.

This became even more critical during the COVID-19 pandemic, where we acted quickly and with purpose to support our colleagues.

•	Seamlessly Transitioned Our Workforce
For the majority of our colleagues, we seamlessly moved to a remote work environment:
•	Provided increased flexible work options.
•	Provided work-from-home support, including home office allowance, additional technology supplies, training and support resources on transitioning to remote team management.
•	For those required to go into the office we provided personal protective equipment (PPE), frequent cleaning services and alternated work schedules to maintain safety protocols.

•	Successfully Activated Business Continuity Plans
•
Our cross-functional global crisis management team met frequently, and continues to do so, to review the latest guidance, create detailed return to work plans, update company protocols, and keep up to date on issues facing our colleagues around the globe.

•	Provided timely information and communication to colleagues, educational materials, and additional support resources.

•	Colleague Safety and Well-Being First
Key actions were taken to protect the health, safety and well-being of our colleagues this past year which include:
•	Providing pay continuation for any COVID-19 related absences, whether due to personal sickness, sick family member or dependent-care issues.
•
Pivoting to a digital well-being approach to meet our colleagues needs, providing on-demand resources, including a subscription to a mindfulness, meditation and sleep app at no cost to all colleagues globally.

•	Expanding our global Employee Assistance Program to all countries that we operate in and adding/enhancing telemedicine and/or healthcare coverage to ensure coverage for COVID-19 related needs.

INDEX

Diversity, Equity & Inclusion (DE&I)

Our DE&I strategy is embedded in everything we do and throughout the entire employee experience, with four key focus areas: Data-Driven Insights, Team Development, Inclusive Talent Processes, and Business Innovation. We stand for diversity in all forms, equity throughout our policies and processes, and an inclusive culture where people feel like they can be themselves. We established Employee Resource Groups supporting our diverse culture and leveraged a series of education and trainings on fostering an inclusive mindset. We signed the CEO Action for Diversity and Inclusion, a commitment to sustained, concrete action to advance diversity and inclusive thinking, behavior, and business practices in the workplace.  We also proudly received a 100% score from the Human Rights Foundation for LGBTQ workplace equality.

Culture, Engagement & Learning

Investment in our colleague’s development and growth for both their current role and future roles is central to our culture. Wiley provides development programs, skill development courses and self-paced multi-language resources to help provide consistent learning offerings for our global communities. Leveraging Wiley’s CrossKnowledge platform, we offer interactive development programs which allow colleagues to share lessons learned, best practices and interactive opportunities with their peers. We also focused on higher-ed programs and certifications with our Wiley Beyond platform, which offers access to university programs as well as technical and industry-recognized certification programs.

On an annual basis, we conduct our Talent Review process with our executive team, focusing on our high performing talent, diversity, and succession for our most critical roles. We are committed to identifying, growing, and retaining top talent. We established key development action planning opportunities for each identified colleague to build our bench of future leaders.

Our culture differentiates us as an organization and our core values define our behaviors. We ask colleagues to embody our three values – Learning Champion, Needle Movers, and Courageous Teammates. We live by these values and they define who we are as a company and what we stand for. They enable us to build our culture internally—and show our customers, partners, and investors that what we believe in drives our business.  Our values empower our colleagues to achieve our mission of unlocking human potential.

Financial Information About Business Segments

The information set forth in Part II, Item 8, “Financial Statements and Supplementary Data” in Note 3, “Revenue Recognition, Contracts with Customers,” and Note 20, “Segment Information,” of the Notes to Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K are incorporated herein by reference.

Available Information

Our Internet address is www.wiley.com. We make available, free of charge, on or through our investors.wiley.com website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports that we file or furnish pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this Form 10-K.

Item 1A. Risk Factors

Introduction

The risks described below should be carefully considered before making an investment decision. You should carefully consider all the information set forth in this Form 10-K, including the following risk factors, before deciding to invest in any of our securities. This Form 10-K also contains or may incorporate by reference forward-looking statements that involve risks and uncertainties. See the “Cautionary Notice Regarding Forward-Looking Statements,” immediately preceding Part I, of this Form 10-K. The risks below are not the only risk factors we face. Additional risks not currently known to us or that we presently deem insignificant could impact our consolidated financial position and results of operations. Our businesses, consolidated financial position, and results of operations could be materially adversely affected by any of these risks. The trading price of our securities could decline due to any of these risks, and investors may lose all or part of their investment.

INDEX

Strategic Risks

The ongoing COVID-19 pandemic may continue to impact our business, results of operations, and financial condition.

The ongoing COVID-19 pandemic, as well as continuing measures undertaken to contain the spread of COVID-19, could continue to cause disruptions and have a significant impact on our business, including, but not limited to:

•	declines in print book sales due to closings of retail bookstores;
•	declines in businesses that rely on in-person engagement, primarily test prep and corporate training;
•	delays in signing annual journal subscription agreements in certain parts of Europe and Asia due to challenges of remote selling and university disruption;
•	declines in subscription revenue due to continued library and academic budget challenges;
•	delays in customer payments due to widespread disruption and pervasive cash conservation behaviors in the face of uncertainty;
•
lower demand for early career technology talent due to client constraints, including the continuing closure of corporate offices, staffing uncertainty, internal contractor hiring restrictions and financial constraints.

The outbreak also continues to present challenges as the majority of our workforce is continuing to work remotely and continuing to assist new and existing customers who are also generally working remotely.

The COVID-19 pandemic may have the effect of heightening other risks identified in this section of our Annual Report on Form 10-K for the year ended April 30, 2021, such as those related to technology disruption and the adoption by colleges and universities of online delivery of their educational offerings. Despite our efforts to manage these risks, it is not possible for us to predict the duration or magnitude of the adverse impacts of the outbreak and its effects on our business, results of operations or financial condition at this time, but such effects may be material. The extent to which our business, results of operations and financial condition may be impacted by the COVID-19 pandemic in the future will depend largely on continued developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak, including variants of the virus, and actions taken by government authorities to contain the outbreak or treat its impact, including the effectiveness and distribution of vaccines.

We may not be able to realize the expected benefits of our growth strategies, which are described in Item 1. Business, including successfully integrating acquisitions, which could adversely impact our consolidated financial position and results of operations.

Our growth strategy includes business acquisitions, including knowledge-enabled services, which complement our existing businesses. Acquisitions may have a substantial impact on our consolidated financial position and results of operations. Acquisitions involve risks and uncertainties, including difficulties in integrating acquired operations and in realizing expected opportunities, cost synergies, diversions of management resources, and loss of key employees, challenges with respect to operating new businesses, and other uncertainties.

The demand for digital and lower cost books could impact our sales volumes and pricing in an adverse way.

A common trend facing each of our businesses is the digitization of content and proliferation of distribution channels through the internet and other electronic means, which are replacing traditional print formats. This trend towards digital content has also created contraction in the print book retail market which increases the risk of bankruptcy for certain retail customers, potentially leading to the disruption of short-term product supply to consumers, as well as potential bad debt write-offs. New distribution channels, such as digital formats, the internet, online retailers, and growing delivery platforms (e.g., tablets and e-readers), combined with the concentration of retailer power, present both risks and opportunities to our traditional publishing models, potentially impacting both sales volumes and pricing.

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

We publish educational content for undergraduate, graduate, and advanced placement students, lifelong learners, and in Australia, for secondary school students. Due to growing student demand for less expensive textbooks, many college bookstores, online retailers, and other entities offer used or rental textbooks to students at lower prices than new textbooks. The internet has made the used and rental textbook markets more efficient and has significantly increased student access to used and rental books.  Further expansion of the used and rental book markets could further adversely affect our sales of print textbooks, subsequently affecting our consolidated financial position and results of operations.

INDEX

A reduction in enrollment at colleges and universities could adversely affect the demand for our higher education products.

Enrollment in US colleges and universities can be adversely affected by many factors, including changes in government and private student loan and grant programs, uncertainty about current and future economic conditions, increases in tuition, general decreases in family income and net worth, and a perception of uncertain job prospects for graduates. In addition, enrollment levels at colleges and universities outside the US are influenced by global and local economic factors, local political conditions, and other factors that make predicting foreign enrollment levels difficult. Reductions in expected levels of enrollment at colleges and universities both within and outside the US could adversely affect demand for our higher education offerings, which could adversely impact our consolidated financial position and results of operations.

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

The contribution of authors and their professional societies is one of the more important elements of the highly competitive publishing business. Success and continued growth depend greatly on developing new products and the means to deliver them in an environment of rapid technological change. Attracting new authors and professional societies while retaining our existing business relationships is critical to our success. If we are unable to retain our existing business relationships with authors and professional societies, this could have an adverse impact on our consolidated financial position and results of operations.

Information Technology Systems and Cybersecurity Risks

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

Information technology is a key part of our business strategy and operations. As a business strategy, Wiley’s technology enables us to provide customers with new and enhanced products and services, and is critical to our success in migrating from print to digital business models. Information technology is also a fundamental component of all our business processes, collecting and reporting business data, and communicating internally and externally with customers, suppliers, employees, and others.

INDEX

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

Management has designed and implemented policies, processes, and controls to mitigate risks of information technology failure and to provide security from unauthorized access to our systems. In addition, we have disaster recovery plans in place to maintain business continuity.  The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to cyberattacks common to most industries from inadvertent or intentional actions by employees, vendors, or malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives. While we have taken steps to address these risks, there can be no assurance that a system failure, disruption, or data security breach would not adversely affect our business and could have an adverse impact on our consolidated financial position and results of operations.

We are continually improving and upgrading our computer systems and software. We are in the process of implementing a new global Enterprise Resource Planning (ERP) system as part of a multiyear plan to integrate and upgrade our operational and financial systems and processes. We have completed the implementation of record-to-report, purchase-to-pay, and several other business processes within all locations through fiscal year 2017. We completed the implementation of order-to-cash for certain businesses in May 2018 and may continue to roll out additional processes and functionality of the ERP system in phases in the foreseeable future. Implementation of a new ERP system involves risks and uncertainties. Any disruptions, delays, or deficiencies in the design or implementation of a new system could result in increased costs, disruptions in operations, or delays in the collection of cash from our customers, as well as having an adverse effect on our ability to timely report our financial results, all of which could materially adversely affect our business, consolidated financial position and results of operations.

Cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect on our business, consolidated financial condition, and results of operations.

Cyberattacks and hackers are becoming more sophisticated and pervasive. Our business is dependent on information technology systems to support our businesses. We provide internet-based products and services to our customers. We also use complex information technology systems and products to support our business activities, particularly in infrastructure and as we move our products and services to an increasingly digital delivery platform. Across our businesses, we hold personal data, including that of employees and customers.

Efforts to prevent cyberattacks and hackers from entering our systems are expensive to implement and may limit the functionality of our systems. Individuals may try to gain unauthorized access to our systems and data for malicious purposes, and our security measures may fail to prevent such unauthorized access. Cyberattacks and/or intentional hacking of our systems could adversely affect the performance or availability of our products, result in loss of customer data, adversely affect our ability to conduct business, or result in theft of our funds or proprietary information, the occurrence of which could have an adverse impact on our consolidated financial position and results of operations.

Operational Risks

We may not realize the anticipated cost savings and benefits from, or our business may be disrupted by, our business transformation and restructuring efforts.

We continue to transform our business from a traditional publishing model to a global provider of content-enabled solutions with a focus on digital products and services. We have made several acquisitions over the past few years that represent examples of strategic initiatives that were implemented as part of our business transformation. We will continue to explore opportunities to develop new business models and enhance the efficiency of our organizational structure. The rapid pace and scope of change increases the risk that not all our strategic initiatives will deliver the expected benefits within the anticipated timeframes. In addition, these efforts may disrupt our business activities, which could adversely affect our consolidated financial position and results of operations.

INDEX

We continue to restructure and realign our cost base with current and anticipated future market conditions. Significant risks associated with these actions that may impair our ability to achieve the anticipated cost savings or that may disrupt our business include delays in the implementation of anticipated workforce reductions in highly regulated locations outside of the US, decreases in employee morale, the failure to meet operational targets due to the loss of key employees, and disruptions of third parties to whom we have outsourced business functions. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and consolidated financial position and results of operations could be adversely affected.

We may not realize the anticipated cost savings and processing efficiencies associated with the outsourcing of certain business processes.

We have outsourced certain business functions, principally in technology, content management, printing, warehousing, fulfillment, distribution, returns processing, and certain other transactional processing functions, to third-party service providers to achieve cost savings and efficiencies. If these third-party service providers do not perform effectively, we may not be able to achieve the anticipated cost savings, and depending on the function involved, we may experience business disruption or processing inefficiencies, all with potential adverse effects on our consolidated financial position and results of operations.

Challenges and uncertainties associated with operating in developing markets has a higher risk due to political instability, economic volatility, crime, terrorism, corruption, social and ethnic unrest, and other factors, which may adversely impact our consolidated financial position and results of operations.

We sell our products to customers in certain sanctioned and previously sanctioned developing markets where we do not have operating subsidiaries. We do not own any assets or liabilities in these markets except for trade receivables. In the year ended April 30, 2021, we recorded an immaterial amount of revenue and net earnings related to sales to Cuba, Iran, Sudan, and Syria. As of April 30, 2021, we discontinued sales with Iran. While sales in these markets are not material to our consolidated financial position and results of operations, adverse developments related to the risks associated with these markets may cause actual results to differ from historical and forecasted future consolidated operating results.

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

Approximately 27% of Research journal articles are sourced from authors in China. Any restrictions on exporting intellectual property could adversely affect our business and consolidated financial position and results of operations.

In our journal publishing business, we have a trade concentration and credit risk related to subscription agents, and in our book business the industry has a concentration of customers in national, regional, and online bookstore chains. Changes in the financial position and liquidity of our subscription agents and customers could adversely impact our consolidated financial position and results of operations.

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

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no book customer accounts for more than 9% of total consolidated revenue and 13% of accounts receivable at April 30, 2021, the top 10 book customers account for approximately 13% of total consolidated revenue and approximately 22% of accounts receivable at April 30, 2021.

INDEX

Financial Risks

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

Fluctuations in foreign currency exchange rates and interest rates could materially impact our consolidated financial condition and results of operations.

Non-US revenues, as well as our substantial non-US net assets, expose our consolidated results to volatility from changes in foreign currency exchange rates. The percentage of consolidated revenue for the year ended April 30, 2021 recognized in the following currencies (on an equivalent US dollar basis) were approximately: 55% US dollar, 27% British pound sterling, 11% euro, and 7% other currencies. In addition, our interest-bearing loans and borrowings are subject to risk from changes in interest rates. These risks and the measures we have taken to help mitigate them are discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of this Annual Report on Form 10-K. We may, from time to time, use derivative instruments to hedge such risks. Notwithstanding our efforts to foresee and mitigate the effects of changes in external market or fiscal circumstances, we cannot predict with certainty changes in foreign currency exchange rates and interest rates, inflation, or other related factors affecting our business, consolidated financial position, and results of operations.

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

As a result of acquisitions, we recorded a significant amount of goodwill and other identifiable intangible assets. At April 30, 2021, we had $1,304.3 million of goodwill and $1,015.3 million of intangible assets, of which $130.0 million are indefinite-lived intangible assets, on our Consolidated Statements of Financial Position. The intangible assets are principally composed of content and publishing rights, customer relationships, brands and trademarks, and developed technology. Failure to achieve business objectives and financial projections could result in an asset impairment, which would result in a noncash charge to our consolidated results of operations. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and when events or changes in circumstances indicate that impairment may have occurred. Intangible assets with definite lives, which were $885.3 million at April 30, 2021, are tested for impairment only when events or changes in circumstances indicate that an impairment may have occurred. Determining whether an impairment exists can be difficult as a result of increased uncertainty and current market dynamics, and requires management to make significant estimates and judgments. A noncash intangible asset impairment charge could have a material adverse effect on our consolidated financial position and results of operations. See Note 11, “Goodwill and Intangible Assets” for further information related to goodwill and intangible assets, and the impairment charges recorded in the year ended April 30, 2020.

Changes in pension costs and related funding requirements may impact our consolidated financial position and results of operations.

We provide defined benefit pension plans for certain employees worldwide. Our Board of Directors approved amendments to the US, Canada and UK defined benefit plans that froze the future accumulation of benefits effective June 30, 2013, December 31, 2015, and April 30, 2015, respectively. The funding requirements and costs of these plans are dependent upon various factors, including the actual return on plan assets, discount rates, plan participant population demographics, and changes in global pension regulations. Changes in these factors affect our plan funding, consolidated financial position, and results of operations.

INDEX

Legal, Regulatory, and Compliance Risks

The uncertainty surrounding the implementation and effect of Brexit may cause increased economic volatility, affecting our operations and business.

On January 31, 2020, the UK exited the European Union (referred to as Brexit). There followed an implementation period, during which EU law continued to apply in the UK and the UK maintained its EU single market access rights and EU customs union membership. The implementation period expired December 31, 2020. Consequently, the UK has become a third country vis-à-vis the EU, without access to the single market or membership of the E.U. customs union.

The UK and the EU have signed an EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the UK and the EU.  The EU requested an extension and the UK agreed to postpone the provisional application to April 30, 2021.  On April 28, 2021, Parliament formally approved the TCA. This agreement provides details on how some aspects of the UK and EU’s relationship will operate going forward however there are still many uncertainties and how the TCA will take effect in practice is still largely unknown. This lack of clarity on future UK laws and regulations and their interaction with the EU laws and regulations may negatively impact foreign direct investment in the UK, increase costs, depress economic activity and restrict access to capital.

The uncertainty concerning the UK’s legal, political and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory, or otherwise) beyond the date of Brexit.

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

We maintain operations in Asia, Australia, Canada, Europe, and the US. The conduct of our business, including the sourcing of content, distribution, sales, marketing, and advertising, is subject to various laws and regulations administered by governments around the world. Changes in laws, regulations, or government policies, including tax regulations and accounting standards, may adversely affect our future consolidated financial position and results of operations.

The scientific research publishing industry generates much of its revenue from paid customer subscriptions to online and print journal content. There is debate within government, academic, and library communities whether such journal content should be made available for free immediately or following a period of embargo after publication, referred to as “open access,” For instance, certain governments and privately held funding bodies have implemented mandates that require journal articles derived from government-funded research to be made available to the public at no cost after an embargo period. Open access can be achieved in two ways: Green, which enables authors to publish articles in subscription-based journals and self–archive the author accepted version of the article for free public use after an embargo period, and Gold, which enables authors to publish their articles in journals that provide immediate free access to the final version of the article on the publisher’s Web site, and elsewhere under permissive licensing terms, following payment of an APC. These mandates have the potential to put pressure on subscription-based publications. If such regulations are widely implemented, our consolidated financial position and results of operations could be adversely affected.

To date, the majority of governments that have taken a position on open access have favored the Green model and have generally specified embargo periods of twelve months. The publishing community generally takes the view that this period should be sufficient to protect subscription revenues, provided that publishers’ platforms offer sufficient added value to the article. Governments in Europe have been more supportive of the Gold model, which thus far is generating incremental revenue for publishers with active open access programs. Several European administrations are showing interest in a business model which combines the purchasing of subscription content with the purchase of open access publishing for authors in their respective countries. This development removes an element of risk by fixing revenues from that market, provided that the terms, price, and rate of transition negotiated are acceptable.

INDEX

Changes in tax laws could have a material impact on our consolidated financial position and results of operations.

We are subject to tax laws in the jurisdictions where we conduct business, including the US and many foreign jurisdictions. In addition to tax law changes in the US, changes in tax laws and interpretations in other jurisdictions where we do business, such as the UK and Germany, as well as changes proposed by the Organization for Economic Co-operation and Development (OECD) and adopted by OECD member countries, could significantly impact the taxation of our earnings. On June 10, 2021, the UK increased its corporate tax rate from 19% to 25% effective April 2023. During our year ended April 30, 2021, more than half of our consolidated pretax income was from the UK. See Note 22, “Subsequent Events” for further details regarding the estimated impact. In addition, there are proposals to increase the rate and otherwise change US tax laws which could significantly increase our tax rate. We are also subject to potential taxes and regulations in jurisdictions where we have sales even though we do not have a physical presence. These taxes and potential taxes could have a material impact on our consolidated financial position and results of operations as most of our income is earned outside the US In addition, we are subject to audit by tax authorities and are regularly audited by various tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals, and could have a material impact on our consolidated financial position and results of operations.

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

Several of our businesses rely extensively upon content and data from external sources. Data is obtained from public records, governmental authorities, customers and other information companies, including competitors. Legal regulations, such as the European Union’s General Data Protection Regulation (GDPR), relating to internet communications, privacy and data protection, e-commerce, information governance, and use of public records, are becoming more prevalent worldwide. The disruption or loss of data sources, either because of changes in the law or because data suppliers decide not to supply them, may impose limits on our collection and use of certain kinds of information about individuals and our ability to communicate such information effectively with our customers. In addition, GDPR imposes a strict data protection compliance regime with severe penalties of up to 4% of worldwide revenue or €20 million, whichever is greater.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act (Sarbanes-Oxley Act) and the rules and regulations of the New York Stock Exchange. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. This may require us to incur substantial additional professional fees and internal costs to further expand our accounting and finance functions and expend significant management efforts.

We may in the future discover material weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. In addition, our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur, or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC, or other regulatory authorities.

INDEX

General Risks

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

Location	Purpose	Owned or Leased	Approx. Sq. Ft.
United States:
New Jersey	Corporate Headquarters	Leased	294,000
Florida	Office	Leased	58,000
Illinois	Office	Leased	52,000
Kentucky	Office	Leased	47,000
Indiana	Office	Leased	42,000
Minnesota	Office	Leased	28,000
Massachusetts	Office	Leased	26,000
California	Offices	Leased	21,000
Texas	Office	Leased	11,000

International:
England	Distribution Centers	Leased	298,000
	Offices	Leased	102,000
	Offices	Owned	70,000
Germany	Office	Owned	104,000
	Office	Leased	18,000
India	Distribution Centers	Leased	12,000
	Office	Leased	25,000
France	Offices	Leased	36,000
Singapore	Office	Leased	35,000
Australia	Offices	Leased	34,000
Sri Lanka	Office	Leased	32,000
Russia	Office	Leased	27,000
Jordan	Office	Leased	24,000
China	Office	Leased	18,000
Greece	Office	Leased	16,000
Canada	Office	Leased	13,000
Brazil	Office	Leased	12,000

Item 3. Legal Proceedings

The information set forth in Part II, Item 8, “Financial Statements and Supplementary Data” in Note 16, “Commitment and Contingencies,” of the Notes to Consolidated Financial Statements is incorporated herein by reference.

We are involved in routine litigation in the ordinary course of our business. In the opinion of management, the ultimate resolution of all pending litigation will not have a material effect upon our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

INDEX

Information About Our Executive Officers

Set forth below are the current executive officers of the Company. Each of the officers listed will serve until the next organizational meetings of the Board of Directors of the Company, and until each of the respective successors are duly elected and qualified.

Name, Current and Former Positions	Age	First Elected to Current Position
BRIAN A. NAPACK	59	December 2017
President and Chief Executive Officer and Director
March 2012 – Senior Advisor, Providence Equity Partners LLC

JOHN A. KRITZMACHER	60	July 2013
Executive Vice President and Chief Financial Officer
October 2012 – Senior Vice President of Business Operations, Organizational Planning & Structure at WebMD Health Corp

DEIRDRE SILVER	53	February 2020
Executive Vice President, General Counsel
August 2015 – Associate General Counsel, Senior Vice President of Legal, Research

JUDY VERSES	64	October 2016
Executive Vice President and General Manager, Research
October 2011 – President – Global Enterprise and Education, Rosetta Stone Inc.

CHRISTOPHER F. CARIDI	55	October 2020
Senior Vice President, Global Corporate Controller, and Chief Accounting Officer
June 2020 – SVP, Chief Accounting Officer and Controller, Teladoc Health, Inc.
March 2017 – SVP, Chief Accounting Officer and Controller, John Wiley & Sons
March 2014 – Vice President, Finance, Thomson Reuters
September 2009 – Vice President, Controller/Global Head of Accounting Operations, Thomson Reuters

KEVIN MONACO	57	October 2018
Senior Vice President, Treasurer and Tax
October 2009 – SVP, Finance, Treasurer, and Investor Relations, Coty Inc.

AREF MATIN	62	May 2018
Executive Vice President, Chief Technology Officer
February 2015 – Executive Vice President, Chief Technology Officer, Ascend Learning
July 2012 – Executive Vice President, Chief Technology Officer, Pearson Learning Technologies & Pearson Higher Education

MATTHEW LEAVY	53	September 2019
Executive Vice President and General Manager, Educational Publishing
September 2018 – SVP, Business Development
January 2018 – Principal Leavy Consulting LLC
August 2013 – Managing Director Global Managed Services, Pearson plc

DANIELLE MCMAHAN	46	November 2019
Executive Vice President, Chief People & Operations Officer
June 2017 – Chief Human Resources Officer, York Risk Services Group
July 2014 – VP, Global Talent, American Express

TODD ZIPPER	44	June 2020
Executive Vice President and General Manager, Education Services
November 2018 – Co-President, Wiley Education Services
January 2015 – President and CEO, The Learning House, Inc

INDEX

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A and Class B shares are listed on the New York Stock Exchange under the symbols JW.A and JW.B, respectively.

On a quarterly basis, the Board of Directors considers the payment of cash dividends based upon its review of earnings, our financial position, and other relevant factors. As of May 31, 2021, the approximate number of holders of our Class A and Class B Common Stock were 704 and 50, respectively, based on the holders of record.

During the year ended April 30, 2020, our Board of Directors approved an additional share repurchase program of $200 million of Class A or B Common Stock. This share repurchase program is in addition to the share repurchase program approved by our Board of Directors during the year ended April 30, 2017 of four million shares of Class A or B Common Stock.

During the fourth quarter of 2021, we made the following purchases of Class A and Class B Common Stock under these publicly announced stock repurchase programs.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Be Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Additional Plans or Programs (Dollars in millions)
February 2021	—	$—	—	659,906	$200
March 2021	124,226	52.59	124,226	535,680	200
April 2021	38,483	56.37	38,483	497,197	200
Total	162,709	$53.49	162,709	497,197	$200

Item 6. [Reserved]

INDEX

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with our Consolidated Financial Statements and related notes set forth in Part II, Item 8, as well as the discussion included in Part I, Item 1, “Business,” “Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995” and “Non-GAAP Financial Measures,” along with Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. All amounts and percentages are approximate due to rounding and all dollars are in thousands, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Consolidated Financial Statements,” in Part II, Item 8, “Financial Statements and Supplementary Data” unless the context indicates otherwise.

Overview

Wiley is a global leader in research and education, unlocking human potential by enabling discovery, powering education, and shaping workforces. For over 200 years, Wiley has fueled the world’s knowledge ecosystem. Today, our high-impact content, platforms, and services help researchers, learners, institutions, and corporations achieve their goals in an ever-changing world. Wiley is a predominantly digital company with approximately 82% of revenue in the year ended April 30, 2021 generated by digital products, and services.

We report financial information for the following segments, as well as a Corporate category, which includes certain costs that are not allocated to the reportable segments:

•	Research Publishing & Platforms
•	Academic & Professional Learning
•	Education Services

Through the Research Publishing & Platforms segment, we provide peer-reviewed STM publishing, content platforms, and related services to academic, corporate, and government customers, academic societies, and individual researchers. The Academic & Professional Learning segment provides Education Publishing and Professional Learning content and courseware, training and learning services, to students, professionals, and corporations. The Education Services segment provides OPM services for academic institutions and talent placement services for professionals and businesses.

Wiley’s business strategies are tightly aligned with accelerating growth trends, including open research, online education, and digital curriculum. Research strategies include driving publishing output to meet the increasing demand for peer-reviewed research and expanding platform and service offerings for corporations and societies. Education strategies include expanding online degree programs and driving online enrollment for university partners, scaling digital content and courseware, and expanding IT talent placement for corporate partners.

Our revenue results continued to be impacted by COVID-19. We also continued to generate significant COVID-19 related cost savings due to the cancellation of travel and events and lower facility related expenses, which are discussed in more detail by segment below. We are taking actions to sustain much of these savings in our post-pandemic operations. See “Fiscal Year 2022 Outlook” below for further details of our fiscal year 2022 Outlook.

Consolidated Results of Operations

FISCAL YEAR 2021 AS COMPARED TO FISCAL YEAR 2020 SUMMARY RESULTS

Revenue:

Revenue for the year ended April 30, 2021 increased $110.0 million, or 6%, as compared with the prior year. This increase was mainly driven by the following factors:

•	an increase in Research Publishing & Platforms, which included the contributions from Hindawi, which was acquired on December 31, 2020; and
•	an increase in Education Services, due to the contributions from mthree, which was acquired in January 2020, and growth in online program management services.

These increases were partially offset by a decline in Academic & Professional Learning.

On a constant currency basis, revenue increased 4% as compared with the prior year. Excluding the inorganic impact of acquisitions, organic revenue on a constant currency basis increased 1%.

INDEX

See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.

Cost of Sales:

Cost of sales for the year ended April 30, 2021 increased $34.3 million, or 6%, as compared with the prior year. Gross margin was consistent with the prior year at approximately 32.2%. On a constant currency basis, cost of sales increased 4% as compared with the prior year. This increase was primarily due to the impact from the acquisition of mthree and, to a lesser extent, higher royalty costs. These factors were partially offset by lower marketing costs for our Education Services business.

Operating and Administrative Expenses:

Operating and administrative expenses for the year ended April 30, 2021 increased $25.3 million, or 3%, as compared with the prior year. On a constant currency basis, operating and administrative expenses increased 1% as compared with the prior year primarily reflecting the impact of the acquisitions of Hindawi and mthree, higher technology related costs and, to a lesser extent, higher annual incentive compensation. These factors were partially offset by lower facilities and occupancy related costs due to the real estate actions taken as part of our Business Optimization program as described below, employee benefit and retirement related expenses, and to a lesser extent, COVID-19 related expense savings and other business optimization gains.

Restructuring and Related Charges:

Business Optimization Program

For the years ended April 30, 2021 and 2020, we recorded pretax restructuring charges of $33.4 million and $32.8 million, respectively related to this program. We anticipate $9.0 million in run rate savings from these actions in fiscal 2022.

In November 2020, in response to the COVID-19 pandemic and the Company’s successful transition to a virtual work environment, we increased use of virtual work arrangements for post-pandemic operations. As a result, we expanded the scope of the Business Optimization Program to include the exit of certain leased office space beginning in the third quarter of fiscal 2021, and the reduction of our occupancy at other facilities. We are reducing our real estate square footage occupancy by approximately 12%. These actions resulted in a pretax restructuring charge of $18.3 million in the three months ended January 31, 2021.

In addition, we also incurred ongoing facility-related costs associated with certain properties that resulted in additional restructuring charges of $3.7 million in the year ended April 30, 2021.

These actions are anticipated to yield annualized cost savings estimated to be approximately $8.0 million. We anticipate ongoing facility-related costs associated with certain properties to result in additional restructuring charges in future periods.

These charges are reflected in Restructuring and related charges in the Consolidated Statements of Income (Loss). See Note 7, “Restructuring and Related Charges” for more details on these charges.

Restructuring and Reinvestment Program

For the years ended April 30, 2021 and 2020, we recorded pretax restructuring credits of $0.1 million and $0.2 million, respectively, related to this program. These credits are reflected in Restructuring and related charges in the Consolidated Statements of Income (Loss). See Note 7, “Restructuring and Related Charges” for more details on these credits.

For the impact of our restructuring programs on diluted earnings per share, see the section below, “Diluted Earnings per Share (EPS).”

Amortization of Intangible Assets:

Amortization of intangible assets was $74.7 million for the year ended April 30, 2021, an increase of $12.2 million, or 20%, as compared with the prior year. On a constant currency basis, amortization of intangible assets increased 18% as compared with the prior year primarily due to the intangibles acquired as part of the Hindawi and mthree acquisitions completed in fiscal year 2021 and 2020, respectively. See Note 4, “Acquisitions” for more details on our acquisitions.

INDEX

Operating Income (Loss), Adjusted Contribution to Profit (CTP) and Adjusted EBITDA:

Operating income for the year ended April 30, 2021 was $185.5 million compared with the prior year operating loss of $54.3 million. The increase in operating income was primarily due to the prior year impairment of goodwill and intangibles assets of $202.3 million as described below and, to a lesser extent, an increase in revenue. This was partially offset by an increase in cost of sales, and operating and administrative expenses and, to a lesser extent, an increase in amortization of intangible assets as described above.

Adjusted CTP and Adjusted EBITDA on a constant currency basis and excluding restructuring charges and the impairment of goodwill and intangible assets, increased 20% and 16% respectively, as compared with the prior year. The increase in Adjusted CTP and Adjusted EBITDA was primarily due to revenue performance described above, partially offset by higher cost of sales and, to a lesser extent, an increase in operating and administrative expenses.  In addition, the increase in Adjusted CTP was partially offset by higher depreciation and amortization.

Adjusted CTP

Below is a reconciliation of our consolidated US GAAP Operating Income (Loss) to Non-GAAP Adjusted CTP:

	Year Ended April 30,
	2021	2020
US GAAP Operating Income (Loss)	$185,511	$(54,287)
Adjustments:
Restructuring and related charges	33,310	32,607
Impairment of goodwill	—	110,000
Impairment of Blackwell trade name	—	89,507
Impairment of developed technology intangible	—	2,841
Non-GAAP Adjusted CTP	$218,821	$180,668

Adjusted EBITDA

Below is a reconciliation of our consolidated US GAAP Net Income (Loss) to Non-GAAP EBITDA and Adjusted EBITDA:

	Year Ended April 30,
	2021	2020
Net Income (Loss)	$148,256	$(74,287)
Interest expense	18,383	24,959
Provision for income taxes	27,656	11,195
Depreciation and amortization	200,189	175,127
Non-GAAP EBITDA	394,484	136,994
Impairment of goodwill and intangible assets	—	202,348
Restructuring and related charges	33,310	32,607
Foreign exchange transaction losses (gains)	7,977	(2,773)
Other income	(16,761)	(13,381)
Non-GAAP Adjusted EBITDA	$419,010	$355,795

Interest Expense:

Interest expense for the year ended April 30, 2021 was $18.4 million compared with the prior year of $25.0 million. This decrease was due to a lower weighted average effective borrowing rate, partially offset by higher average debt balances outstanding, which included borrowings for the funding of acquisitions in fiscal years 2021 and 2020.

Foreign Exchange Transaction (Losses) Gains:

Foreign exchange transaction losses were $8.0 million for the year ended April 30, 2021 and were due to the unfavorable impact of the changes in exchange rates on US dollar cash balances held in the UK to fund the acquisition of Hindawi, and the net impact of changes in average foreign exchange rates as compared to the US dollar on our third-party accounts receivable and payable balances.

INDEX

Foreign exchange transaction gains were $2.8 million for the year ended April 30, 2020 and were primarily due to the net impact of changes in average foreign exchange rates as compared to the US dollar on our third-party accounts receivable and payable balances.

Provision for Income Taxes:

Below is a reconciliation of our US GAAP Income (Loss) Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Year Ended April 30,
	2021	2020
US GAAP Income (Loss) Before Taxes	$175,912	$(63,092)
Pretax Impact of Adjustments:
Restructuring and related charges	33,310	32,607
Foreign exchange (gains) losses on intercompany transactions	(1,457)	1,256
Impairment of goodwill	—	110,000
Impairment of Blackwell trade name	—	89,507
Impairment of developed technology intangible	—	2,841
Non-GAAP Adjusted Income Before Taxes	$207,765	$173,119

Below is a reconciliation of our US GAAP Income Tax Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:
	Year Ended April 30,
	2021	2020
US GAAP Income Tax Provision	$27,656	$11,195
Income Tax Impact of Adjustments (1):
Restructuring and related charges	8,065	7,949
Foreign exchange (gains) losses on intercompany transactions	(363)	242
Impairment of Blackwell trade name	—	15,216
Impairment of developed technology intangible	—	686
Income Tax Adjustments:
Impact of increase in UK statutory rate on deferred tax balances (2)	(3,511)	—
Impact of US CARES Act (3)	13,998	—
Impact of change in certain US state tax rates in 2021 and tax rates in France in 2020 (2)	(3,225)	1,887
Non-GAAP Adjusted Income Tax Provision	$42,620	$37,175

US GAAP Effective Tax Rate	15.7%	(17.7)%
Non-GAAP Adjusted Effective Tax Rate	20.5%	21.5%

(1)
For the year ended April 30, 2021, except for the $8.4 million current tax impact from the US CARES Act noted below, substantially all of the tax impact was from deferred taxes. For the year ended April 30, 2020, the tax impact was $1.5 million from current taxes and $22.6 million from deferred taxes.

(2)	These adjustments impacted deferred taxes in the year ended April 30, 2021 and 2020.
(3)	The tax impact was $8.4 million from current taxes and $5.6 million from deferred taxes in the year ended April 30, 2021.

The effective tax rate was 15.7% for the year ended April 30, 2021, compared to a tax expense rate of 17.7% on a pretax loss for the year ended April 30, 2020. Our rate for the year ended April 30, 2021 benefitted by $14.0 million from the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) and certain regulations issued in late July 2020, which enabled us to carry back certain US net operating losses (NOLs), reducing our tax for the year ended April 30, 2020 compared to prior estimates. This benefit was partially offset by (a) $3.5 million from an increase in the official UK statutory rate during our three months ended July 31, 2020 resulting in our taxes in non-US income increasing our effective income tax rate and (b) a $3.2 million increase in our state tax expense due to increasing our deferred tax liabilities in connection with our expanded presence in additional states resulting from COVID-19 and employees working in additional locations. The 17.7% tax expense rate on a pretax loss for the year ended April 30, 2020 was primarily due to the $110.0 million non-deductible impairment of goodwill. Excluding the benefit from the CARES Act and expense from the UK rate change, the change in our state tax expense and a lower tax benefit from our restructuring charges and foreign exchange gains, the Non-GAAP Adjusted Effective Tax Rate for the year ended April 30, 2021 was 20.5%. The Non-GAAP Adjusted Effective Tax Rate for the year ended April 30, 2020, excluding the impact of the $110.0 million impairment of goodwill and other items included in the table above was 21.5%. The decrease in the Non-GAAP Adjusted Effective Tax Rate before these items was due to a more favorable mix of earnings for the year ended April 30, 2021.

INDEX

In connection with the CARES Act and certain regulations, we carried back our April 30, 2020 US NOL to our year ended April 30, 2015 and claimed a $20.7 million refund. The refund plus interest was received in February 2021. The NOL was carried back to fiscal year 2015 when the US corporate tax rate was 35%. The carryback to a year with a higher rate, plus certain additional net permanent deductions included in the carryback resulted in a $14.0 million tax benefit. The benefit was partially offset by an increase in the UK statutory rate and an increase in our state tax expense. During the three months ended July 31, 2020, the UK officially enacted legislation that increased its statutory rate from 17% to 19%. This resulted in a $3.5 million noncash deferred tax expense from the re-measurement of our applicable UK net deferred tax liabilities. During the year ended April 30, 2021, as a result of COVID-19, we adjusted our policies to permit employees to work from home, resulting in an increased presence in many states. This resulted in a $3.2 million noncash deferred tax expense from the re-measurement of our applicable US net deferred tax liabilities.

As previously disclosed in our Quarterly Report on Form 10-Q filed with the SEC on March 5, 2021, on March 3, 2021, in the UK Budget, the Chancellor of the Exchequer announced a proposed increase in the UK corporate tax rate from 19% to 25%, effective April 2023.  On June 10, 2021, the UK officially increased its corporate tax rate from 19% to 25% effective April 2023. We estimate that this statutory tax rate increase will result in a nonrecurring, noncash US GAAP deferred tax expense of approximately $20 million in our three months ended July 31, 2021.

Diluted Earnings (Loss) Per Share (EPS):

Diluted earnings per share for the year ended April 30, 2021 was $2.63 per share compared with loss per share of $1.32 in the prior year. This increase was due to the higher operating income and, to a lesser extent, lower interest expense. These factors were partially offset by higher provision for income taxes and foreign exchange transaction losses for the year ended April 30, 2021 as compared to gains for the year ended April 30, 2020.

Below is a reconciliation of our US GAAP Earnings (Loss) Per Share to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below, are presented in the section above, “Provision for Income Taxes”.
	Year Ended April 30,
	2021	2020
US GAAP EARNINGS (LOSS) PER SHARE	$2.63	$(1.32)
Adjustments:
Restructuring and related charges	0.44	0.43
Foreign exchange (gains) losses on intercompany transactions	(0.02)	0.02
Income tax adjustments	(0.13)	(0.03)
Impairment of goodwill	—	1.94
Impairment of Blackwell trade name	—	1.31
Impairment of developed technology intangible	—	0.04
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (1)	—	0.01
Non-GAAP Adjusted EPS	$2.92	$2.40

(1)
Represents the impact of using diluted weighted-average number of common shares outstanding (56.7 million shares for the year ended April 30, 2020) included in the Non-US GAAP Adjusted EPS calculation in order to apply the dilutive impact on adjusted net income due to the effect of unvested restricted stock units and other stock awards. This impact occurs when a US GAAP net loss is reported and the effect of using dilutive shares is antidilutive.

On a constant currency basis, Adjusted EPS increased 27% primarily due to an increase in Adjusted CTP and, to a lesser extent, a lower Non-GAAP Adjusted Effective Tax Rate and a decrease in interest expense. These factors were partially offset by foreign exchange transaction losses for the year ended April 30, 2021 as compared with gains for the year ended April 30, 2020.

INDEX

SEGMENT OPERATING RESULTS:
	Year Ended April 30,		% Change Favorable	Constant Currency % Change Favorable
RESEARCH PUBLISHING & PLATFORMS:	2021	2020	(Unfavorable)	(Unfavorable)
Revenue:
Research Publishing	$972,512	$908,952	7%	5%
Research Platforms	42,837	39,887	7%	7%
Total Research Publishing & Platforms Revenue	1,015,349	948,839	7%	5%

Cost of Sales	275,377	255,696	(8)%	(5)%
Operating Expenses	429,916	398,514	(8)%	(6)%
Amortization of Intangible Assets	37,033	29,276	(26)%	(24)%
Impairment of Intangible Assets (see Note 11)	—	92,348	100%	100%
Restructuring (Credits) Charges (see Note 7)	(36)	3,886	#	#

Contribution to Profit	273,059	169,119	61%	60%
Impairment of Intangible Assets (see Note 11)	—	92,348
Restructuring (Credits) Charges (see Note 7)	(36)	3,886
Adjusted Contribution to Profit	273,023	265,353	3%	2%
Depreciation and Amortization	83,866	69,495
Adjusted EBITDA	$356,889	$334,848	7%	6%
Adjusted EBITDA Margin	35.1%	35.3%

# Not meaningful

Revenue:

Research Publishing & Platforms revenue for the year ended April 30, 2021 increased $66.5 million, or 7%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 5% as compared with the prior year. Excluding revenue from acquisitions, organic revenue increased 3% on a constant currency basis. This increase was primarily due to continued growth in Open Access in Research Publishing due to continued growth in comprehensive “read and publish” agreements. In fiscal year 2021, we experienced a 15% increase in article output, which resulted in a 38% increase in Open Access revenue as compared to prior year. This was partially offset by a decline in subscriptions revenue partially attributable to those “read and publish” agreements and, to a lesser extent, previously anticipated libraries and academic budget challenges as a result of COVID-19.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 6% as compared with the prior year. This increase was primarily due to higher revenue, and COVID-19 related expense savings. These factors were partially offset by higher royalty costs, higher annual incentive compensation and employee related costs, and to a lesser extent, the impact of the acquisition of Hindawi.

Society Partnerships

For the year ended April 30, 2021:

•          12 new society contracts were signed with a combined annual revenue of approximately $15.2 million;
•          144 society contracts were renewed with a combined annual revenue of approximately $83.7 million;
•          12 society contracts were not renewed with a combined annual revenue of approximately $3.0 million.

INDEX

	Year Ended April 30,		% Change Favorable	Constant Currency % Change Favorable
ACADEMIC & PROFESSIONAL LEARNING:	2021	2020	(Unfavorable)	(Unfavorable)
Revenue:
Education Publishing	$363,870	$352,188	3%	2%
Professional Learning	280,667	298,601	(6)%	(8)%
Total Academic & Professional Learning	644,537	650,789	(1)%	(2)%

Cost of Sales	176,538	179,131	1%	3%
Operating Expenses	359,872	370,363	3%	4%
Amortization of Intangible Assets	16,451	16,649	1%	3%
Restructuring Charges (see Note 7)	3,503	10,470	67%	67%

Contribution to Profit	88,173	74,176	19%	17%
Restructuring Charges (see Note 7)	3,503	10,470
Adjusted Contribution to Profit	91,676	84,646	8%	6%
Depreciation and Amortization	71,997	69,807
Adjusted EBITDA	$163,673	$154,453	6%	4%
Adjusted EBITDA Margin	25.4%	23.7%

# Not meaningful

Revenue:

Academic & Professional Learning revenue decreased $6.3 million, or 1%, as compared with the prior year on a reported basis.  On a constant currency basis, revenue decreased 2% as compared with the prior year. This decrease was primarily due to the COVID-19 impact on Professional Learning revenue due to the continued adverse impact on classroom dependent corporate training due to the continued office closures and cancellations of in-person engagements, and the decline in trade print book publishing, partially offset by growth in digital content. In Education Publishing, growth in digital content and courseware offerings, which continued to benefit due to the COVID-19 driven shift to remote learning, were partially offset by declines in print textbooks and test preparation product offerings. In fiscal year 2021, digital content revenue increased 22% and digital courseware activations increased 23% as compared to prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 4% as compared with the prior year. This increase reflects business optimization gains and COVID-19 related expense savings, partially offset by lower revenues and, to a lesser extent, higher annual incentive compensation.

INDEX

	Year Ended April 30,		% Change Favorable	Constant Currency % Change Favorable
EDUCATION SERVICES:	2021	2020	(Unfavorable)	(Unfavorable)
Revenue:
Education Services OPM (1)	$227,700	$210,882	8%	8%
mthree (1)	53,915	20,973	#	#
Total Education Services Revenue	281,615	231,855	21%	21%

Cost of Sales	173,420	156,197	(11)%	(10)%
Operating Expenses	65,819	62,991	(4)%	(4)%
Amortization of Intangible Assets	21,201	16,511	(28)%	(28)%
Impairment of Goodwill (see Note 11)	—	110,000	100%	100%
Restructuring Charges (see Note 7)	531	3,671	86%	86%

Contribution to Profit (Loss)	20,644	(117,515)	#	#
Impairment of Goodwill (see Note 11)	—	110,000
Restructuring Charges (see Note 7)	531	3,671
Adjusted Contribution to Profit (Loss)	21,175	(3,844)	#	#
Depreciation and Amortization	29,654	24,131
Adjusted EBITDA	$50,829	$20,287	#	#
Adjusted EBITDA Margins	18.0%	8.7%

# Not meaningful

(1)
In May 2020, we moved the IT bootcamp business acquired as part of The Learning House acquisition from Education Services OPM to mthree. As a result, the prior period revenue related to the IT bootcamp business has been included in mthree. There were no changes to our total Education Services or our consolidated financial results. The inorganic revenue from mthree in the year ended April 30, 2021 was $32.6 million.

Revenue:

Education Services revenue increased $49.8 million, or 21%, as compared with the prior year on a reported and constant currency basis. Excluding revenue from our mthree acquisition, organic revenue increased 7% on a constant currency basis mainly driven by an increase in enrollments and new student starts and, to a lesser extent, new university partnerships and programs in our OPM services. In fiscal year 2021, we experienced a 14% increase in online enrollment and a 20% increase in new student starts as compared to prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased $30.6 million as compared with the prior year. This was due to higher revenue, lower marketing costs, and business optimization initiatives, including lower occupancy related costs due to certain actions taken as part of our Business Optimization program. These factors were partially offset by the impact from the acquisition of mthree.

Education Services Partners and Programs:

As of April 30, 2021, Wiley had 66 university partners under contract.

CORPORATE EXPENSES:

Corporate Expenses for the year ended April 30, 2021 increased $16.3 million, or 9%, as compared with the prior year. On a constant currency basis and excluding restructuring charges, these expenses increased 1% as compared with the prior year. This was primarily due to higher annual incentive compensation, partially offset by lower employee benefit and retirement related expenses and professional fees.

INDEX

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

Cost of Sales:

Cost of sales for the year ended April 30, 2020 increased $36.3 million, or 7%, as compared with the prior year. On a constant currency basis, cost of sales increased 8%. This increase was primarily due to higher employment related costs in the Education Services business, and, to a lesser extent, an increase in marketing costs, partially offset by lower inventory and royalty costs in Academic & Professional Learning.

Operating and Administrative Expenses:

Operating and administrative expenses for the year ended April 30, 2020 increased $33.8 million, or 4%, as compared with the prior year. On a constant currency basis, operating and administrative expenses increased 5%. The increase was primarily due to increased investment in growth initiatives, including incremental costs associated with the acquisitions in the year ended April 30, 2020 and, to a lesser extent, investments in additional resources in editorial and content support, and higher technology related costs.

Impairment of Goodwill and Intangible Assets:

Goodwill Impairment

For the year ended April 30, 2020, we recorded a noncash impairment of goodwill of $110.0 million related to our Education Services reporting unit. This charge is reflected in Impairment of goodwill and intangible assets in the Consolidated Statements of Income (Loss). The impairment charge is not deductible for federal or state tax purposes and therefore there is no tax benefit related to the impairment charge.

During our annual goodwill impairment test initiated on February 1, 2020 we identified indicators that the goodwill of the Education Services business was impaired due to underperformance as compared with our acquisition case projections for revenue growth and operating cash flow. Subsequently, during the fourth quarter of fiscal year 2020, we determined that our updated revenue and operating cash flow projections would be further impacted by anticipated near-term headwinds due to COVID-19, including adverse impacts on new student starts and student reenrollment. Therefore, we updated the impairment test as of March 31, 2020 to reflect this change in circumstances. As a result, we concluded that the carrying value was above the fair value, resulting in a noncash goodwill impairment of $110.0 million.

Intangible Asset Impairment

For the year ended April 30, 2020, we recorded a pretax noncash impairment charge of $89.5 million for our Blackwell trademark, which was acquired in 2007 and carried as an indefinite-lived intangible asset primarily related to our Research Publishing & Platforms segment. The impairment reflects our decision to simplify Wiley’s brand portfolio and unify our research journal content under one Wiley brand, which will sharply limit the use of the Blackwell trade name. This impairment resulted in writing off substantially all of the carrying value of the intangible trademark asset. This charge is reflected in Impairment of goodwill and intangible assets in the Consolidated Statements of Income (Loss). The resulting noncash impairment charge is entirely unrelated to COVID-19 or the expected future financial performance of the Research Publishing & Platforms segment.

INDEX

In addition, as a result of our decision to discontinue the use of certain technology offerings within the Research Publishing & Platforms segment, we recorded a pretax noncash impairment charge of $2.8 million related to a certain developed technology intangible. This charge is reflected in Impairment of goodwill and intangible assets in the Consolidated Statements of Income (Loss).

See Note 11, “Goodwill and Intangible Assets” for further information related to goodwill and intangible assets.

Restructuring and Related Charges:

Business Optimization Program

For the year ended April 30, 2020, we recorded pretax restructuring charges of $32.8 million. We originally anticipated approximately $15 million to $20 million of restructuring charges, of which approximately $10 million to $15 million was expected to be severance-related costs and the remainder to be other related costs. However, in the fourth quarter of 2020, we recorded $15.0 million of pretax restructuring charges due to additional actions to mitigate the impact of COVID-19. These charges are reflected in Restructuring and related charges in the Consolidated Statements of Income (Loss). See Note 7, “Restructuring and Related Charges” for more details on these charges.

Restructuring and Reinvestment Program

For the years ended April 30, 2020 and 2019, we recorded pretax restructuring credits of $0.2 million and charges of $3.1 million, respectively, related to this program. These credits and charges are reflected in Restructuring and related charges in the Consolidated Statements of Income (Loss). See Note 7, “Restructuring and Related Charges” for more details on these credits and charges.

For the impact of our restructuring programs on diluted earnings per share, see the section below, “Diluted Earnings per Share (EPS).”

Amortization of Intangible Assets:

Amortization of intangible assets was $62.4 million for the year ended April 30, 2020, an increase of $7.8 million, or 14% as compared with the prior year. On a constant currency basis, amortization of intangible assets increased 15% as compared with the prior year. The increase in amortization was due to the intangibles acquired as part of the acquisitions completed in fiscal year 2020 and, to a lesser extent, intangibles acquired as part of the acquisition of Learning House in November 2018, partially offset by a decrease due to the completion of amortization of certain acquired intangible assets. See Note 4, “Acquisitions” for more details on these transactions.

Operating (Loss) Income and Adjusted EBITDA:

Operating loss was $54.3 million for the year ended April 30, 2020 compared with the prior year income of $224.0 million. On a constant currency basis and excluding the impairment of goodwill and intangible assets and restructuring charges, Adjusted EBITDA decreased 8% primarily due to investment in growth initiatives and the impact of COVID-19.

Adjusted Contribution to Profit

Below is a reconciliation of our consolidated US GAAP Operating (Loss) Income to Non-GAAP Adjusted CTP:

	Year Ended April 30,
	2020	2019
US GAAP Operating (Loss) Income	$(54,287)	$223,989
Adjustments:
Restructuring and related charges	32,607	3,118
Impairment of goodwill	110,000	—
Impairment of Blackwell trade name	89,507	—
Impairment of developed technology intangible	2,841	—
Non-GAAP Adjusted CTP	$180,668	$227,107

INDEX

Adjusted EBITDA

Below is a reconciliation of our consolidated US GAAP Net (Loss) Income to Non-GAAP EBITDA and Adjusted EBITDA:

	Year Ended April 30,
	2020	2019
Net (Loss) Income	$(74,287)	$168,263
Interest expense	24,959	16,121
Provision for income taxes	11,195	44,689
Depreciation and amortization	175,127	161,155
Non-GAAP EBITDA	136,994	390,228
Impairment of goodwill and intangible assets	202,348	—
Restructuring and related charges	32,607	3,118
Foreign exchange transaction (gains) losses	(2,773)	6,016
Other income	(13,381)	(11,100)
Non-GAAP Adjusted EBITDA	$355,795	$388,262

Interest Expense:

Interest expense for the year ended April 30, 2020 was $25.0 million compared with the prior year of $16.1 million. This increase was due to higher average debt balances outstanding, which included borrowings for the funding of acquisitions and a higher weighted average effective borrowing rate.

Foreign Exchange Transaction Gains (Losses):

Foreign exchange transaction gains were $2.8 million for the year ended April 30, 2020 and were primarily due to the net impact of the change in average foreign exchange rates as compared to the US dollar on our third-party accounts receivable and payable balances.

Foreign exchange transaction losses were $6.0 million for the year ended April 30, 2019 and were primarily due to the net impact of the change in average foreign exchange rates as compared to the US dollar on our intercompany accounts receivable and payable balances.

Provision for Income Taxes:

The following table summarizes the effective tax rate for the years ended April 30, 2020 and 2019:
	Year Ended April 30,
	2020	2019
US GAAP Effective Tax Rate	(17.7)%	21.0%
Impairment of goodwill and intangible assets	42.3%	—
Tax effect from other unusual items	(3.1)%	—
State tax adjustment in 2019	—	1.3%
Deferred tax from the Tax Act Rate Change	—	(0.1)%
Non-GAAP Adjusted Effective Tax Rate	21.5%	22.2%

The effective tax rate for the year ended April 30, 2020 was less than the year ended April 30, 2019 due to the impairment of goodwill and intangible assets, with respect to which we obtained a relatively small tax benefit. Excluding the effect of the impairment charges partially offset by the tax effect on other unusual items, the rate was 21.5% for the year ended April 30, 2020, compared to 22.2% for the year ended April 30, 2019, primarily due to lower taxes on income outside the US as well as increased tax credits and related benefits.

INDEX

Diluted (Loss) Earnings Per Share (EPS):

Diluted loss per share for the year ended April 30, 2020 was $1.32 per share compared with earnings per share of $2.91 in the prior year.

Below is a reconciliation of our US GAAP (loss) earnings per share to Non-GAAP Adjusted EPS:

	Year Ended April 30,
	2020	2019
US GAAP (LOSS) EARNINGS PER SHARE	$(1.32)	$2.91
Adjustments:
Impairment of goodwill	1.94	—
Impairment of Blackwell trade name	1.31	—
Impairment of developed technology intangible	0.04	—
Restructuring and related charges	0.43	0.04
Foreign exchange losses on intercompany transactions	0.02	0.06
Impact of change in certain International tax rates in 2020 and US state tax rates in 2019	(0.03)	(0.05)
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (1)	0.01	—
Non-GAAP Adjusted EPS	$2.40	$2.96

(1)
Represents the impact of using diluted weighted-average number of common shares outstanding (56.7 million shares for the year ended April 30, 2020) included in the Non-US GAAP adjusted EPS calculation in order to apply the dilutive impact on adjusted net income due to the effect of unvested restricted stock units and other stock awards. This impact occurs when a US GAAP net loss is reported and the effect of using dilutive shares is antidilutive.

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

SEGMENT OPERATING RESULTS:
	Year Ended April 30,		% Change Favorable	Constant Currency % Change Favorable
RESEARCH PUBLISHING & PLATFORMS:	2020	2019	(Unfavorable)	(Unfavorable)
Revenue:
Research Publishing	$908,952	$903,249	1%	2%
Research Platforms	39,887	35,968	11%	11%
Total Research Publishing & Platforms Revenue	948,839	939,217	1%	2%

Cost of Sales	255,696	254,560	—	(2)%
Operating Expenses	398,514	395,670	(1)%	(2)%
Amortization of Intangible Assets	29,276	28,102	(4)%	(6)%
Impairment of Intangible Assets (see Note 11)	92,348	—	100%	100%
Restructuring Charges (see Note 7)	3,886	1,131	#	#

Contribution to Profit	169,119	259,754	(35)%	(35)%
Impairment of Intangible Assets (see Note 11)	92,348	—
Restructuring Charges (see Note 7)	3,886	1,131
Adjusted Contribution to Profit	265,353	260,885	2%	2%
Depreciation and Amortization	69,495	60,889
Adjusted EBITDA	$334,848	$321,774	4%	4%
Adjusted EBITDA Margin	35.3%	34.3%

# Not meaningful

INDEX

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

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 4% as compared with the prior year. This increase was due to higher revenues, and, to a lesser extent, lower inventory related costs. These factors were partially offset by an increase in royalty costs, higher operating costs, which reflected investments in additional resources in editorial to support increased article publishing, and marketing related costs, which was partially offset by lower incentive compensation costs.

Society Partnerships

For the year ended April 30, 2020:

•          9 new society contracts were signed with a combined annual revenue of approximately $9.3 million;
•          99 society contracts were renewed with a combined annual revenue of approximately $51.6 million;
•          16 society contracts were not renewed with a combined annual revenue of approximately $5.7 million.

	Year Ended April 30,		% Change Favorable	Constant Currency % Change Favorable
ACADEMIC & PROFESSIONAL LEARNING:	2020	2019	(Unfavorable)	(Unfavorable)
Revenue:
Education Publishing	$352,188	$372,018	(5)%	(4)%
Professional Learning	298,601	331,285	(10)%	(9)%
Total Academic & Professional Learning	650,789	703,303	(7)%	(6)%

Cost of Sales	179,131	195,331	8%	7%
Operating Expenses	370,363	343,859	(8)%	(9)%
Amortization of Intangible Assets	16,649	16,709	—	(1)%
Restructuring Charges (see Note 7)	10,470	1,139	#	#

Contribution to Profit	74,176	146,265	(49)%	(49)%
Restructuring Charges (see Note 7)	10,470	1,139
Adjusted Contribution to Profit	84,646	147,404	(43)%	(42)%
Depreciation and Amortization	69,807	68,126
Adjusted EBITDA	$154,453	$215,530	(28)%	(28)%
Adjusted EBITDA Margin	23.7%	30.6%

# Not meaningful

Revenue:

Academic & Professional Learning revenue decreased 7% to $650.8 million on a reported basis, and 6% on a constant currency basis as compared with the prior year. Excluding revenue from acquisitions, organic revenue declined 9% on a constant currency basis. This decrease was primarily due to the continued decline in book publishing reflecting market conditions and, to a lesser extent, a decrease in test preparation and certification offerings. During the fourth quarter of April 30, 2020, due to the impact of COVID-19, there was a further decrease in revenue for print books due to retail closures, reprioritization of online retailer shipments toward “essential goods” only, test preparation offerings due to cancelled exams, and classroom-dependent corporate training due to office closures.

INDEX

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 28% as compared with the prior year. This decrease was primarily due to the decline in revenue. Also contributing to lower Adjusted EBITDA, but to a lesser extent, was increased investment in growth initiatives including the acquisitions of Zyante and Knewton, and an increase in reserves for accounts receivable primarily due to the impact of COVID-19. These factors were partially offset by lower inventory and royalty costs as a result of lower revenue.

	Year Ended April 30,		% Change Favorable	Constant Currency % Change Favorable
EDUCATION SERVICES:	2020	2019	(Unfavorable)	(Unfavorable)
Revenue:
Education Services OPM (1)	$210,882	$155,819	35%	35%
mthree (1)	20,973	1,730	#	#
Total Education Services Revenue	231,855	157,549	47%	48%

Cost of Sales	156,197	104,831	(49)%	(49)%
Operating Expenses	62,991	55,754	(13)%	(13)%
Amortization of Intangible Assets	16,511	9,847	(68)%	(68)%
Impairment of Goodwill (see Note 11)	110,000	—	100%	100%
Restructuring Charges (see Note 7)	3,671	389	#	#

Contribution to (Loss) Profit	(117,515)	(13,272)	#	#
Impairment of Goodwill (see Note 11)	110,000	—
Restructuring Charges (see Note 7)	3,671	389
Adjusted Contribution to (Loss) Profit	(3,844)	(12,883)	70%	70%
Depreciation and Amortization	24,131	18,117
Adjusted EBITDA	$20,287	$5,234	#	#
Adjusted EBITDA Margins	8.7%	3.3%

# Not meaningful

(1)
In May 2020, we moved the IT bootcamp business acquired as part of The Learning House acquisition from Education Services OPM to mthree. As a result, the prior period revenue related to the IT bootcamp business has been included in mthree. There were no changes to our total Education Services or our consolidated financial results. The inorganic revenue from mthree in the year ended April 30, 2020 was $17.5 million.

Revenue:

Education Services revenue increased 47% to $231.9 million on a reported basis and 48% on a constant currency basis as compared with the prior year. Excluding revenue from acquisitions, organic revenue increased 11% on a constant currency basis. The increase was mainly driven by an increase in fee-based online program management revenue.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased by $15.1 million as compared with the prior year. This was due to higher revenue, partially offset by higher costs of sales from employment related costs and, to a lesser extent, higher marketing costs.

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

INDEX

FISCAL YEAR 2022 OUTLOOK

Given positive market trends and Wiley’s favorable momentum, the Company anticipates revenue growth to continue to accelerate in fiscal year 2022, with organic growth anticipated for all segments.

•
Revenue Outlook: Wiley expects consolidated revenue to exceed $2 billion for the first time in Wiley’s history, with mid-to-high single digit growth anticipated for Research Publishing & Platforms, low-single digit growth for Academic & Professional Learning, and low-teens growth for Education Services.

•
Adjusted Earnings Outlook: Wiley expects profit gains from revenue growth to be tempered by investments to accelerate growth initiatives, as well as higher travel and event expenses due to the resumption of in-person business activities. Adjusted EPS performance is expected to be moderated by higher depreciation and amortization expense associated with acquisitions and investments, and a higher effective tax rate in the range of 22% - 23%, from 20.5% in fiscal year 2021.

•
Free Cash Flow Outlook: Wiley expects strong cash from operations to be partially offset by higher capital expenditures. We anticipate capital expenditures in fiscal year 2022 to be in the range of $120 million - $130 million as compared with $103 million in fiscal year 2021, the non-recurrence of a $21 million US tax refund received in fiscal year 2021, and higher annual incentive compensation payments related to fiscal year 2021 performance.

(amounts in millions, except Adjusted EPS)
Metric	Fiscal Year 2021 Actual	Fiscal Year 2022 Outlook
Revenue	$1,942	$2,070 to $2,100
Adjusted EBITDA	$419	$415 to $435
Adjusted EPS	$2.92	$2.80 to $3.05
Free Cash Flow	$257	$200 to $220

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

As of April 30, 2021, we had cash and cash equivalents of $93.8 million, of which approximately $90.3 million, or 96% was located outside the US. Maintenance of these cash and cash equivalent balances outside the US does not have a material impact on the liquidity or capital resources of our operations. Notwithstanding the Tax Cuts and Jobs Act of 2017 (the Tax Act), which generally eliminated federal income tax on future cash repatriation to the US, cash repatriation may be subject to state and local taxes or withholding or similar taxes. In addition, as a result of Brexit, certain tax benefits applicable to distributions from subsidiaries of our UK companies were eliminated or reduced effective January 1, 2021. Since April 30, 2018, we no longer intend to permanently reinvest earnings outside the US. We have recorded a $2.5 million liability related to the estimated taxes that would be incurred upon repatriating certain non-US earnings.

On May 30, 2019, we entered into a credit agreement that amended and restated the existing agreement (Amended and Restated RCA). The Amended and Restated RCA provides for senior unsecured credit facilities comprised of a (i) five-year revolving credit facility in an aggregate principal amount up to $1.25 billion, and (ii) a five-year term loan A facility consisting of $250 million. The agreement contains customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio.

As of April 30, 2021, we had approximately $821.6 million of debt outstanding, net of unamortized issuance costs of $0.5 million, and approximately $664.8 million of unused borrowing capacity under our Amended and Restated RCA and other facilities. Our Amended and Restated RCA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of April 30, 2021.

INDEX

Contractual Obligations and Commercial Commitments

A summary of contractual obligations and commercial commitments, excluding unrecognized tax benefits further described in Note 13, “Income Taxes,” of the Notes to Consolidated Financial Statements, as of April 30, 2021 is as follows:

		Payments Due by Period
	Total	Within Year 1	2–3 Years	4–5 Years	After 5 Years
Total Debt(1)	$822.1	$12.5	$223.4	$586.2	$—
Interest on Debt(2)	39.6	14.7	21.9	3.0	—
Non-Cancellable Leases	221.2	30.7	51.7	43.8	95.0
Minimum Royalty Obligations	480.3	108.5	172.9	106.3	92.6
Other Operating Commitments	72.8	40.0	31.5	1.3	—
Total	$1,636.0	$206.4	$501.4	$740.6	$187.6

(1)	Total debt is exclusive of unamortized issuance costs of $0.5 million.
(2)
Interest on Debt includes the effect of our interest rate swap agreements and the estimated future interest payments on our unhedged variable rate debt, assuming that the interest rates as of April 30, 2021 remain constant until the maturity of the debt.

Analysis of Historical Cash Flow

The following table shows the changes in our Consolidated Statements of Cash Flows.

	Years Ended April 30,
	2021	2020	2019
Net Cash Provided by Operating Activities	$359,923	$288,435	$250,831
Net Cash Used in Investing Activities	(433,154)	(346,670)	(301,502)
Net Cash (Used In) Provided by Financing Activities	(47,086)	172,677	(17,595)
Effect of Foreign Currency Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$11,629	$(4,943)	$(8,443)

Cash flow from operations is seasonally a use of cash in the first half of Wiley’s fiscal year principally due to the timing of collections for annual journal subscriptions, which typically occurs in the second half of our fiscal year.

Free Cash Flow less Product Development Spending helps assess our ability, over the long term, to create value for our shareholders, as it represents cash available to repay debt, pay common dividends, and fund share repurchases, and acquisitions. Below are the details of Free Cash Flow less Product Development Spending.

Free Cash Flow less Product Development Spending:
	Years Ended April 30,
	2021	2020	2019
Net Cash Provided by Operating Activities	$359,923	$288,435	$250,831
Less: Additions to Technology, Property and Equipment	(77,407)	(88,593)	(77,167)
Less: Product Development Spending	(25,954)	(26,608)	(24,426)
Free Cash Flow less Product Development Spending	$256,562	$173,234	$149,238

INDEX

Net Cash Provided By Operating Activities

The following is a summary of the $71.5 million change in Net Cash Provided By Operating Activities for the year ended April 30, 2021 as compared with the year ended April 30, 2020 (amounts in millions).

Net Cash Provided By Operating Activities – Year Ended April 30, 2020	$288.4
Higher net income adjusted for items to reconcile net income to net cash provided by operating activities, including the following noncash items: depreciation and amortization, impairment of goodwill and intangible assets in 2020 and the change in deferred taxes	88.9
Working Capital Changes:
Accounts payable and royalties payable	(45.7)
Other accrued liabilities	49.4
Inventories	10.6
Accounts receivable, net and contract liabilities	10.0
Other working capital items	(41.7)
Net Cash Provided By Operating Activities – Year Ended April 30, 2021	$359.9

The changes in accounts payable and royalties payable and accounts receivable, net of contract liabilities were primarily due to timing. Change in inventories was primarily due to lower purchases and the lower cost of inventory. The change in other accrued liabilities noted in the table above was primarily due to an increase in annual incentive compensation and, to a lesser extent, an increase in employee related costs, including the deferral of employer tax withholding payments in connection with the CARES Act in the year ended April 30, 2021.

The change in other working capital items noted in the table above was primarily due to an increase in cash used for prepayments, employee benefit and retirement related costs, including retirement plan contributions, certain tax related payments, and restructuring payments in the year ended April 30, 2021.

Our negative working capital (current assets less current liabilities) was $462.7 million and $312.3 million as of April 30, 2021 and April 30, 2020, respectively. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions for which cash has been collected in advance. The contract liabilities will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of April 30, 2021 and as of April 30, 2020 include contract liabilities of $545.4 million and $520.2 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Cash collected in advance for subscriptions is used by us for a number of purposes including funding: operations, capital expenditures, acquisitions, debt repayments, dividend payments, and share repurchases. Due to the adverse impact of COVID-19 on the global economy, we estimate that approximately $30 million of customer payments were delayed into fiscal year 2021. Our accounts receivable collections were in line with our expectations. Although, in certain situations, the timing of collections may be extended, we do not anticipate any material issues with customer collections. Many of our customers have been adversely impacted by COVID-19, and we expect some continued delays in payments due to widespread disruption and pervasive cash conservation behaviors in the face of uncertainty. We have recorded provisions for bad debt where appropriate.

2020 compared to 2019

The following is a summary of the $37.6 million change in Net Cash Provided By Operating Activities for the year ended April 30, 2020 as compared with the year ended April 30, 2019 (amounts in millions).

Net Cash Provided By Operating Activities - Year Ended April 30, 2019	$250.8
Working Capital Changes:
Accounts receivable, net and contract liabilities - due to the timing of collections, including collections from the delayed calendar year 2019 journal subscription billing into fiscal year 2020	31.8
Accrued income taxes primarily due to the timing of certain international tax payments	(15.8)
Lower contributions to the employment retirement plans due to a prior year $10.0 million discretionary contribution to the U.S. Employees’ Retirement Plan of John Wiley & Sons, Inc.	6.7
Other working capital items, including the timing of payments of accounts payable	22.2
Lower net income adjusted for items to reconcile net loss to net cash provided by operating activities	(7.3)
Net Cash Provided By Operating Activities - Year Ended April 30, 2020	$288.4

INDEX

Our negative working capital was $312.3 million and $379.8 million as of April 30, 2020 and April 30, 2019, respectively. The primary driver of the negative working capital is unearned contract liabilities related to subscriptions for which cash has been collected in advance. Cash collected in advance for subscriptions is used by us for a number of purposes including funding: operations, capital expenditures, acquisitions, debt repayments, dividend payments, and share repurchases. Due to the economic downturn, we estimate that approximately $30 million of customer payments were delayed into fiscal year 2021.

The $67.5 million change in negative working capital was primarily due to the increase in cash and cash equivalents, partially offset by an increase in current liabilities of $21.8 million due to the recognition of the short-term portion of operating lease liabilities due to the adoption of ASU 2016-02, “Leases (Topic 842),” on May 1, 2019, and an increase in accrued employment costs of $11.2 million, primarily due to an increase in the restructuring liability related to severance related costs. See Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards”, for further details on the adoption of Topic 842.

The contract liabilities will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of April 30, 2020 and as of April 30, 2019 includes contract liabilities of $520.2 million and $519.1 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Net Cash Used In Investing Activities

2021 compared to 2020

Net Cash Used In Investing Activities in the year ended April 30, 2021 was $433.2 million compared to $346.7 million in the prior year. The increase in cash used in investing activities was due to an increase of $70.3 million in cash used to acquire businesses and, to a lesser extent, an increase of $28.0 million for the acquisition of publication rights and other activities. This was partially offset by a decrease of $11.2 million for additions of technology, property, and equipment. See Note 4, “Acquisitions,” for further details of the acquisition activity in fiscal year 2021 and 2020.

2020 compared to 2019

Net Cash Used In Investing Activities in the year ended April 30, 2020 was $346.7 million compared to $301.5 million in the prior year. The increase was due to additional net cash used in the year ended April 30, 2020 to acquire businesses and, to a lesser extent, additions for technology, property, and equipment of $11.4 million for investments in products and platforms. See Note 4, “Acquisitions,” for more information related to the acquisitions in fiscal year 2020.

Net Cash (Used In) Provided By Financing Activities

2021 compared to 2020

Net Cash Used In Financing Activities was $47.1 million in the year ended April 30, 2021 compared to Net Cash Provided By Financing Activities of $172.7 million in the year ended April 30, 2020. This change was due to lower net borrowings of $273.1 million, which was primarily due to lower borrowings in the year ended April 30, 2021 and, to a lesser extent, a reduction of $30.8 million for the purchase of treasury shares and an increase in cash provided by book overdrafts of $18.4 million compared to the prior year.

2020 compared to 2019

Net Cash Provided By Financing Activities was $172.7 million in the year ended April 30, 2020 compared to Net Cash Used In Financing Activities of $17.6 million in the year ended April 30, 2019. This increase in cash provided by financing activities was due to an increase in net borrowings of $183.7 million for the year ended April 30, 2020 compared to the prior year, which was primarily due to the funding of acquisitions described above and, to a lesser extent, a decrease in cash used for the purchase of treasury shares in the year ended April 30, 2020 compared to the prior year.

Dividends and Share Repurchases

In the year ended April 30, 2021, we increased our quarterly dividend to shareholders to $1.37 per share annualized versus $1.36 per share annualized in the prior year.

In the year ended April 30, 2020, we increased our quarterly dividend to shareholders to $1.36 per share annualized versus $1.32 per share annualized in the prior year.

INDEX

During the year ended April 30, 2020, our Board of Directors approved an additional share repurchase program of $200 million of Class A or B Common Stock. As of April 30, 2021, we had authorization from our Board of Directors to purchase up to $200 million that was remaining under this program. No share repurchases were made under this program during the years ended April 30, 2021 and 2020.

The share repurchase program described above is in addition to the share repurchase program approved by our Board of Directors during the year ended April 30, 2017 of four million shares of Class A or B Common Stock. As of April 30, 2021, we had authorization from our Board of Directors to purchase up to 497,197 additional shares that were remaining under this program.

The following table summarizes the shares repurchased of Class A and B Common Stock (shares in thousands):

	Years Ended April 30,
	2021	2020	2019
Shares repurchased – Class A	308	1,080	1,191
Shares repurchased – Class B	2	2	—
Average Price – Class A and Class B	$50.93	$43.05	$50.35

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS, ACCOUNTING GUIDANCE, AND DISCLOSURE REQUIREMENTS

We are subject to numerous recently issued statements of financial accounting standards, accounting guidance, and disclosure requirements. The information set forth in Part II, Item 8, “Financial Statements and Supplementary Data” in Note 2, “Summary of Significant Accounting Policies, Recently Issued and Recently Adopted Accounting Standards,” of the Notes to Consolidated Financial Statements of this Form 10-K is incorporated by reference and describes these new accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of our Consolidated Financial Statements and related disclosures in conformity with US GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenue and expenses during the reporting period. These estimates include, among other items, sales return reserves, allocation of acquisition purchase price to assets acquired and liabilities assumed, goodwill and indefinite-lived intangible assets, intangible assets with definite lives and other long-lived assets, and retirement plans. We review these estimates and assumptions periodically using historical experience and other factors and reflect the effects of any revisions on the Consolidated Financial Statements in the period we determine any revisions to be necessary. Actual results could differ from those estimates, which could affect the reported results. In Part II, Item 8, “Financial Statements and Supplementary Data” in Note 2, “Summary of Significant Accounting Policies, Recently Issued and Recently Adopted Accounting Standards” of the Notes to Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in preparation of our Consolidated Financial Statements. Set forth below is a discussion of our more critical accounting policies and methods.

Revenue Recognition:

In Part II, Item 8, “Financial Statements and Supplementary Data”, see Note 3, “Revenue Recognition, Contracts with Customers,” of the Notes to Consolidated Financial Statements for details of our revenue recognition policy.

Sales Return Reserves:

In Part II, Item 8, “Financial Statements and Supplementary Data”, see Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards” in the section “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for details of our sales return reserves.

A one percent change in the estimated sales return rate could affect net income by approximately $2.0 million. A change in the pattern or trends in returns could also affect the estimated allowance.

INDEX

Allocation of Acquisition Purchase Price to Assets Acquired and Liabilities Assumed:

In connection with acquisitions, we allocate the cost of the acquisition to the assets acquired and the liabilities assumed based on the estimates of fair value for such items, including intangible assets. The excess of the purchase consideration over the fair value of assets acquired and liabilities assumed is recorded as goodwill. The determination of the acquisition date fair value of the assets acquired and liabilities assumed requires us to make significant estimates and assumptions, such as, if applicable, forecasted revenue growth rates and operating cash flows, royalty rates, customer attrition rates, obsolescence rates of developed technology, and discount rates. We may use a third-party valuation consultant to assist in the determination of such estimates.

In Part II, Item 8, “Financial Statements and Supplementary Data”, see Note 4, “Acquisitions,” of the Notes to Consolidated Financial Statements for details of our acquisitions.

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

2021 Annual Goodwill Impairment Test

As of February 1, 2021, we completed our annual goodwill impairment test for our reporting units. We concluded that the fair values of our reporting units were above their carrying values and, therefore, there was no indication of impairment.

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

Changes in any of these assumptions could materially impact the estimated fair value of our reporting units. Our forecasts take into account the near and long-term expected business performance, considering the long-term market conditions and business trends within the reporting units. For example, each reporting unit includes an assumption regarding any continued impact of COVID-19 from both a current and long-term perspective. However, changes in this assumption may impact our ability to recover the allocated goodwill in the future. For further discussion of the factors that could result in a change in our assumptions, see “Risk Factors” in this Annual Report on Form 10-K.

Market Approach Used to Determine Fair Values

The market approach estimates the fair value of the reporting unit by applying multiples of operating performance measures to the reporting unit’s operating performance (the Guideline Public Company Method). These multiples are derived from comparable publicly-traded companies with similar investment characteristics to the reporting unit, and such comparable data are reviewed and updated as needed annually. We believe that this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to our reporting units and Wiley.

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

During our annual goodwill impairment test initiated on February 1, 2020, we identified indicators that the goodwill of the Education Services business was impaired due to underperformance as compared with our acquisition case projections for revenue growth and operating cash flow. Subsequently, during the fourth quarter of fiscal year 2020, we determined that our updated revenue and operating cash flow projections would be further impacted by anticipated near-term headwinds due to COVID-19, including adverse impacts on new student starts and student reenrollment. Therefore, we updated the impairment test as of March 31, 2020 to reflect this change in circumstances. As a result, we concluded that the carrying value was above the fair value, resulting in a noncash goodwill impairment of $110.0 million. This charge is reflected in Impairment of goodwill and intangible assets in the Consolidated Statements of Income (Loss).

INDEX

The material assumptions underlying the estimate of the fair value of the Education Services reporting unit included the following:

•
Future cash flow assumptions – The projections for future cash flows utilized in the model was derived from historical experience and assumptions regarding future growth and profitability of the reporting unit. These projections are consistent with our operating budget and strategic plan. We applied a compounded annual growth rate of approximately 6.8% for forecasted sales in our projected cash flows through fiscal year 2028. Beyond the forecasted period, a terminal value was determined using a perpetuity growth rate of 3.0% to reflect our estimate of stable and perpetual growth.

•
Weighted average cost of capital (WACC) – The WACC is the rate used to discount the reporting unit’s estimated future cash flows. The WACC is calculated based on a proportionate weighting of the cost of debt and equity. The cost of equity is based on a capital asset pricing model and includes a company-specific risk premium to capture the perceived risks and uncertainties associated with the reporting unit’s projected cash flows. The cost of debt component is calculated based on the after-tax cost of debt of Moody’s Baa-rated corporate bonds. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the Education Services reporting unit. The WACC applied to the Education Services reporting unit was 11.0%.

•
Valuation Multiples – For the Guideline Public Company Method, we applied relevant current and forward 12-month revenue multiples based on an evaluation of multiples of publicly traded companies with similarities to the Education Services reporting unit. The multiples applied ranged from 1.3 to 1.4x revenue.

•	Equal weighting was applied to the income and market approach when determining the overall fair value calculation for the Education Services reporting unit.

The following hypothetical changes in the valuation of the Education Services reporting unit would have impacted the goodwill impairment as follows:

•	A hypothetical 1% increase to revenue growth and EBITDA margins would have reduced the impairment charge by approximately $16.0 million.
•	A hypothetical 1% decrease to revenue growth and EBITDA margins would have increased the impairment charge by approximately $19.0 million.
•	A hypothetical change to the weightings by applying a weighting of 25% to the income approach and 75% to the market approach would have increased the impairment charge by approximately $2.0 million.

Prior to performing the goodwill impairment test for Education Services, we also evaluated the recoverability of long-lived assets of the reporting unit. The carrying value of the long-lived assets that were tested for impairment was $434.0 million. When indicators of impairment are present, we test definite lived and long-lived assets for recoverability by comparing the carrying value of an asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. We considered the lower than expected revenue and operating cashflows over a sustained period of time, and downward revisions to our cash flow forecasts for this reporting unit to be indicators of impairment for their long-lived assets. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset group of the Education Services reporting unit exceeded the carrying value. Therefore, there was no impairment.

2021 Annual Indefinite-lived Intangible Impairment Test

We also review our indefinite-lived intangible assets for impairment annually, which consists of brands and trademarks and certain acquired publishing rights. As of February 1, 2021, we completed our annual impairment test related to the indefinite-lived intangible assets. We concluded that the fair values of these indefinite-lived intangible assets were above their carrying values and, therefore, there was no indication of impairment.

We estimate the fair value of these assets using a relief from royalty method under an income approach. The key assumptions for this method are revenue projections, a royalty rate as determined by management in consultation with valuation experts, and a discount rate.

2020 Annual Indefinite-lived Intangible Impairment Test

We recorded a pretax noncash impairment charge of $89.5 million for our Blackwell trademark, which was acquired in 2007 and carried as an indefinite-lived intangible asset primarily related to our Research Publishing & Platforms segment. The impairment reflects our decision to simplify Wiley’s brand portfolio and unify our research journal content under one Wiley brand, which will sharply limit the use of the Blackwell trade name. This impairment resulted in writing off substantially all of the carrying value of the intangible trademark asset. This charge is reflected in Impairment of goodwill and intangible assets in the Consolidated Statements of Income (Loss). The resulting noncash impairment charge is entirely unrelated to COVID-19 or the expected future financial performance of the Research Publishing & Platforms segment.

INDEX

See Note 11, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements for details of our goodwill and indefinite-lived intangible balances and the review performed in the year ended April 30, 2021 and other related information.

Intangible Assets with Definite Lives and Other Long-Lived Assets:

See Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards” in the section “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for details of definite lived intangible assets and other long-lived assets.

Retirement Plans:

We provide defined benefit pension plans for certain employees worldwide. Our Board of Directors approved amendments to the US, Canada and UK defined benefit plans that froze the future accumulation of benefits effective June 30, 2013, December 31, 2015, and April 30, 2015, respectively. Under the amendments, no new employees will be permitted to enter these plans and no additional benefits for current participants for future services will be accrued after the effective dates of the amendments.

The accounting for benefit plans is highly dependent on assumptions concerning the outcome of future events and circumstances, including discount rates, long-term return rates on pension plan assets, healthcare cost trends, compensation increases and other factors. In determining such assumptions, we consult with outside actuaries and other advisors.

The discount rates for the US, Canada and UK pension plans are based on the derivation of a single-equivalent discount rate using a standard spot rate curve and the timing of expected benefit payments as of the balance sheet date. The spot rate curves are based upon portfolios of corporate bonds rated at Aa or above by a respected rating agency. The discount rate for Germany is based on the expected benefit payments for the sample mixed population plan. The expected long-term rates of return on pension plan assets are estimated using forecasted returns for equities and bonds applied to each plan’s target asset allocation. The expected long-term rates are then compared to the historic investment performance of the plan assets and established by asset class, including an anticipated inflation rate. The expected long-term rates are then compared to the historic investment performance of the plan assets as well as future expectations and estimated through consultation with investment advisors and actuaries. Salary growth and healthcare cost trend assumptions are based on our historical experience and future outlook. While we believe that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense and liabilities related to our defined benefit pension plans. A hypothetical one percent increase in the discount rate would increase net income and decrease the accrued pension liability by approximately $0.6 million and $157.4 million, respectively. A one percent decrease in the discount rate would increase net income and increase the accrued pension liability by approximately $0.7 million and $194.4 million, respectively. A one percent change in the expected long-term rate of return would affect net income by approximately $5.4 million.

INDEX

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily related to interest rates, foreign exchange, and credit risk. It is our policy to monitor these exposures, and to use derivative financial investments and/or insurance contracts from time to time to reduce fluctuations in earnings and cash flows when it is deemed appropriate to do so. We do not use derivative financial instruments for trading or speculative purposes.

Interest Rates:

From time to time, we may use interest rate swaps, collars, or options to manage our exposure to fluctuations in interest rates. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

The information set forth in Note 15, “Derivative Instruments and Activities,” of the Notes to Consolidated Financial Statements under the caption “Interest Rate Contracts,” is incorporated herein by reference.

On an annual basis, a hypothetical one percent change in interest rates for the $422.1 million of unhedged variable rate debt as of April 30, 2021 would affect net income and cash flow by approximately $3.4 million.

Foreign Exchange Rates:

Fluctuations in the currencies of countries where we operate outside the US may have a significant impact on financial results. We are primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain currencies in Asia. The statements of financial position of non-US. business units are translated into US dollars using period-end exchange rates for assets and liabilities and the Statements of Income are translated into US dollars using weighted-average exchange rates for revenues and expenses. The percentage of consolidated revenue for the year ended April 30, 2021 recognized in the following currencies (on an equivalent US dollar basis) were approximately: 55% US dollar, 27% British pound sterling, 11% euro, and 7% other currencies.

Our significant investments in non-US businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Total Accumulated Other Comprehensive Loss, Net of Tax within Shareholders’ Equity under the caption Foreign currency translation adjustment. During the year ended April 30, 2021, we recorded foreign currency translation gains in Total accumulated other comprehensive loss, net of tax of approximately $82.8 million primarily as a result of the fluctuations of the US dollar relative to the British pound sterling and, to a lesser extent the euro. During the year ended April 30, 2020, we recorded foreign currency translation losses in Accumulated other comprehensive loss, net of tax of approximately $28.6 million, primarily as a result of the fluctuations of the US dollar relative to the British pound sterling and, to a lesser extent the euro.

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses on the Consolidated Statements of Income (Loss) as incurred. Under certain circumstances, we may enter into derivative financial instruments in the form of foreign currency forward contracts to hedge against specific transactions, including intercompany purchases and loans.

The information set forth in Note 15, “Derivative Instruments and Activities,” of the Notes to Consolidated Financial Statements under the caption “Foreign Currency Contracts,” is incorporated herein by reference.

Customer Credit Risk:

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to us between the months of December and April. Although at fiscal year-end we had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 20% of total annual consolidated revenue, and no one agent accounts for more than 10% of total annual consolidated revenue.

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no book customer accounts for more than 9% of total consolidated revenue and 13% of accounts receivable at April 30, 2021, the top 10 book customers account for approximately 13% of total consolidated revenue and approximately 22% of accounts receivable at April 30, 2021.

INDEX

Many of our customers have been adversely impacted by COVID-19, and we expect some continued delays in payments due to widespread disruption and pervasive cash conservation behaviors in the face of uncertainty.

Disclosure of Certain Activities Relating to Iran:

The European Union, Canada and the US have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.” In the year ended April 30, 2021, we recorded an immaterial amount of revenue and net earnings related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations. We assessed our business relationship and transactions with Iran and believe we are in compliance with the regulations governing the sanctions. As of April 30, 2021, we discontinued sales with Iran.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of April 30, 2021.

Changes in Internal Control over Financial Reporting:

The Company acquired Hindawi Limited (Hindawi) during fiscal year 2021, which represented less than 1% of total assets, excluding goodwill and intangible assets which are included within the scope of the assessment, and less than 1% of total revenue included in the consolidated financial statements of the Company as of and for the year ended April 30, 2021.  Hindawi was excluded from the Company’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2021.

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

Except as described above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during fiscal year 2021.

The effectiveness of our internal control over financial reporting as of April 30, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
President and Chief Executive Officer

/s/ John A. Kritzmacher
John A. Kritzmacher
Executive Vice President and Chief Financial Officer

/s/ Christopher F. Caridi
Christopher F. Caridi
Senior Vice President, Global Corporate Controller, and
Chief Accounting Officer

July 6, 2021

INDEX

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
John Wiley & Sons, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. and subsidiaries (the Company) as of April 30, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended April 30, 2021, and the related notes and financial statement schedule in Item 15(2) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 6, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the sufficiency of audit evidence over certain subscriber and publishing revenue

As discussed in Note 3 to the consolidated financial statements, the Company generated revenue of $972.5 million from Research Publishing Products, including Journal Subscriptions, $363.9 million from Education Publishing Products, including Education (print and digital) Publishing, and $280.7 million from Professional Learning Products, including Professional Publishing, for the year ended April 30, 2021. The Company’s uses multiple information technology (IT) systems to record revenue.

We identified the evaluation of the sufficiency of audit evidence over revenue from Journal Subscriptions, Education (print and digital) Publishing, and Professional Publishing as a critical audit matter. Evaluating the sufficiency of audit evidence obtained involved IT professionals with specialized skills and knowledge and required especially subjective auditor judgment because of the multiple revenue recognition processes, IT applications, and data interfaces.

INDEX

The following are the primary procedures we performed to address this critical audit matter. We performed risk assessment procedures and applied auditor judgment to determine the nature and extent of procedures to be performed over Journal Subscriptions, Education (print and digital) Publishing, and Professional Publishing revenue, including the determination of the IT systems where those procedures were to be performed based on the nature of the information processed by those systems. We evaluated the design and tested the operating effectiveness of certain internal controls over the related revenue recognition processes. We involved IT professionals with specialized skills and knowledge, who assisted in testing 1) certain general IT controls, and 2) certain application controls within those revenue recognition process, including the interface of relevant revenue data between different IT systems used therein. On a sample basis, we also tested certain Journal Subscriptions, Education (print and digital) Publishing, and Professional Publishing revenue by tracing the recorded amounts for specific transactions back to underlying documentation. We evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed.

Assessment of the initial fair value of acquired journals

As discussed in Note 4 to the consolidated financial statements, the Company accounts for acquired businesses using the acquisition method of accounting by recording assets and liabilities acquired at their respective fair values. During the year ended April 30, 2021, the Company completed the acquisition of Hindawi Limited for a total purchase price of $300.1 million (“the acquisition”). The Company recorded intangible assets of $188.5 million during the year related to acquired journals. The determination of the acquisition date fair value of this intangible asset required the Company to develop assumptions, including key assumptions regarding forecasted revenue growth rates and operating cash flows, the royalty rate, and the discount rate.

We identified the assessment of the initial fair value of acquired journals as a critical audit matter. There was a high degree of subjectivity involved in evaluating the key assumptions developed by the Company used to determine the fair value of this intangible asset. The estimated fair value of this intangible asset was also sensitive to changes in these key assumptions.

The following are the primary procedures we performed to address this critical audit matter. We tested the design and operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process, including controls related to the development of the key assumptions for acquired journals. We evaluated the growth rates used by the Company to determine forecasted revenues and operating cash flows by comparing them to 1) current industry, market, and economic trends, and 2) historical results of the acquired entity and the Company. We performed sensitivity analyses to assess the impact of possible changes to the key assumptions on the acquisition-date fair value of acquired journals. We involved a valuation professional with specialized skills and knowledge, who assisted in:
•	evaluating the discount rate by comparing it to an independently developed range of discount rates using publicly available market data for comparable entities
•	evaluating the royalty rate by comparing it to royalty rates for similar companies
•
developing an estimated range of fair values of the acquired journals using the Company’s cash flow forecasts and an independently developed range of discount rates and royalty rates, and comparing it to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

New York, New York
July 6, 2021

INDEX

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
John Wiley & Sons, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited John Wiley & Sons, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of April 30, 2021 and 2020, and the related consolidated statements of income (loss), comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended April 30, 2021, and the related notes and financial statement schedule in Item 15(2) (collectively, the consolidated financial statements), and our report dated July 6, 2021 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Hindawi during the year ended April 30, 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2021, Hindawi’s internal control over financial reporting associated with less than 1% of total assets, excluding goodwill and intangible assets which are included within the scope of the assessment, and less than 1% of total revenue included in the consolidated financial statements of the Company as of and for the year ended April 30, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Hindawi.

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
July 6, 2021

INDEX

John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
In thousands

	April 30,
	2021	2020
Assets:
Current assets
Cash and cash equivalents	$93,795	$202,464
Accounts receivable, net	311,571	309,384
Inventories, net	42,538	43,614
Prepaid expenses and other current assets	78,393	59,465
Total current assets	526,297	614,927

Product development assets, net	49,517	53,643
Royalty advances, net	39,582	36,710
Technology, property and equipment, net	282,270	298,005
Intangible assets, net	1,015,302	807,405
Goodwill	1,304,340	1,116,790
Operating lease right-of-use assets	121,430	142,716
Other non-current assets	107,701	98,598
Total assets	$3,446,439	$3,168,794

Liabilities and shareholders’ equity:
Current liabilities
Accounts payable	$95,791	$93,691
Accrued royalties	78,582	87,408
Short-term portion of long-term debt	12,500	9,375
Contract liabilities	545,425	520,214
Accrued employment costs	144,744	108,448
Accrued income taxes	8,590	13,728
Short-term portion of operating lease liabilities	22,440	21,810
Other accrued liabilities	80,900	72,595
Total current liabilities	988,972	927,269

Long-term debt	809,088	765,650
Accrued pension liability	146,247	187,969
Deferred income tax liabilities	172,903	119,127
Operating lease liabilities	145,832	159,782
Other long-term liabilities	92,106	75,373
Total liabilities	2,355,148	2,235,170

Shareholders’ equity
Preferred stock, $1 par value: Authorized – 2 million, Issued – 0	—	—
Class A common stock, $1 par value: Authorized – 180 million, Issued – 70,208 and 70,166 as of April 30, 2021 and 2020, respectively	70,208	70,166
Class B common stock, $1 par value: Authorized – 72 million, Issued – 12,974 and 13,016 as of April 30, 2021 and 2020, respectively	12,974	13,016
Additional paid-in capital	444,358	431,680
Retained earnings	1,850,058	1,780,129
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(257,941)	(340,703)
Unamortized retirement costs, net of tax	(228,146)	(227,920)
Unrealized (loss) on interest rate swaps, net of tax	(4,703)	(6,874)
Total accumulated other comprehensive loss, net of tax	(490,790)	(575,497)
Less: treasury shares at cost (Class A – 23,419 and 23,405 as of April 30, 2021 and 2020, respectively, Class B – 3,922 and 3,920 of April 30, 2021 and 2020, respectively)	(795,517)	(785,870)
Total shareholders’ equity	1,091,291	933,624
Total liabilities and shareholders’ equity	$3,446,439	$3,168,794

See accompanying Notes to Consolidated Financial Statements.

INDEX

John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Dollars in thousands, except per share information

	For the Years Ended April 30,
	2021	2020	2019
Revenue, net	$1,941,501	$1,831,483	$1,800,069

Costs and expenses
Cost of sales	625,335	591,024	554,722
Operating and administrative expenses	1,022,660	997,355	963,582
Impairment of goodwill and intangible assets	—	202,348	—
Restructuring and related charges	33,310	32,607	3,118
Amortization of intangible assets	74,685	62,436	54,658
Total costs and expenses	1,755,990	1,885,770	1,576,080

Operating income (loss)	185,511	(54,287)	223,989

Interest expense	(18,383)	(24,959)	(16,121)
Foreign exchange transaction (losses) gains	(7,977)	2,773	(6,016)
Other income	16,761	13,381	11,100

Income (loss) before taxes	175,912	(63,092)	212,952
Provision for income taxes	27,656	11,195	44,689

Net income (loss)	$148,256	$(74,287)	$168,263

Earnings (loss) per share:
Basic	$2.65	$(1.32)	$2.94
Diluted	$2.63	$(1.32)	$2.91

Weighted average number of common shares outstanding:
Basic	55,930	56,209	57,192
Diluted	56,461	56,209	57,840
See accompanying Notes to Consolidated Financial Statements.

INDEX

John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands

	For the Years Ended April 30,
	2021	2020	2019
Net income (loss)	$148,256	$(74,287)	$168,263

Other comprehensive income (loss):
Foreign currency translation adjustment	82,762	(28,596)	(60,534)
Unamortized retirement costs, net of tax (expense) benefit of $(2,103), $10,137, and $1,337, respectively	(226)	(31,863)	(5,031)
Unrealized gain (loss) on interest rate swaps, net of tax (expense) benefit of $(657), $2,114, and $1,161, respectively	2,171	(6,300)	(3,593)
Total other comprehensive income (loss)	84,707	(66,759)	(69,158)

Comprehensive income (loss)	$232,963	$(141,046)	$99,105

See accompanying Notes to Consolidated Financial Statements.

INDEX

John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	For the Years Ended April 30,
	2021	2020	2019
Operating activities
Net income (loss)	$148,256	$(74,287)	$168,263
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill and intangible assets	—	202,348	—
Amortization of intangible assets	74,685	62,436	54,658
Amortization of product development assets	34,365	35,975	37,079
Depreciation and amortization of technology, property and equipment	91,139	76,716	69,418
Restructuring and related charges	33,310	32,607	3,118
Stock-based compensation expense	21,982	20,009	18,327
Employee retirement plan expense	12,975	10,832	5,236
Foreign exchange transaction losses (gains)	7,977	(2,773)	6,016
Other noncash charges (credits)	35,138	7,115	(11,136)
Changes in operating assets and liabilities
Accounts receivable, net	(7,263)	(2,962)	(64,734)
Inventories, net	7,842	(2,714)	3,820
Accounts payable	(20,110)	1,163	7,369
Accrued royalties	(11,011)	13,425	6,169
Contract liabilities	14,164	(118)	29,901
Accrued income taxes	(13,446)	(5,962)	9,613
Restructuring payments	(19,667)	(12,563)	(15,219)
Other accrued liabilities	41,588	(7,817)	(32,713)
Employee retirement plan contributions	(40,676)	(33,729)	(40,470)
Operating lease liabilities	(32,344)	(28,243)	—
Royalty advances, net	3,342	(2,099)	(824)
Other	(22,323)	(924)	(3,060)
Net cash provided by operating activities	359,923	288,435	250,831
Investing activities
Product development spending	(25,954)	(26,608)	(24,426)
Additions to technology, property and equipment	(77,407)	(88,593)	(77,167)
Businesses acquired in purchase transactions, net of cash acquired	(299,942)	(229,629)	(190,415)
Acquisitions of publication rights and other	(29,851)	(1,840)	(9,494)
Net cash used in investing activities	(433,154)	(346,670)	(301,502)
Financing activities
Repayments of long-term debt	(562,752)	(630,551)	(476,246)
Borrowings of long-term debt	593,405	934,323	596,320
Payment of debt issuance costs	—	(4,006)	—
Purchases of treasury shares	(15,765)	(46,589)	(59,994)
Change in book overdrafts	18,398	(48)	(5,674)
Cash dividends	(76,938)	(76,658)	(75,752)
Net (payments) proceeds from stock-based compensation and other	(3,434)	(3,794)	3,751
Net cash (used in) provided by financing activities	(47,086)	172,677	(17,595)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	11,629	(4,943)	(8,443)
Cash reconciliation:
Cash and cash equivalents	202,464	92,890	169,773
Restricted cash included in Prepaid expenses and other current assets	583	658	484
Balance at beginning of year	203,047	93,548	170,257
(Decrease)/increase for year	(108,688)	109,499	(76,709)
Cash and cash equivalents	93,795	202,464	92,890
Restricted cash included in Prepaid expenses and other current assets	564	583	658
Balance at end of year	$94,359	$203,047	$93,548
Cash paid during the year for:
Interest	$17,171	$23,622	$14,867
Income taxes, net of refunds	$41,064	$41,537	$48,264
Noncash items:
Noncash items associated with the acquisition of Learning House:
Warrants to purchase 0.4 million shares of Wiley Class A Common Stock issued in connection with the Learning House acquisition	$—	$—	$565

See accompanying Notes to Consolidated Financial Statements.

INDEX

John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Dollars in thousands

	Common stock Class A	Common stock Class B	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholder’s equity
Balance at April 30, 2018	$70,111	$13,071	$407,120	$1,834,057	$(439,580)	$(694,222)	$1,190,557

Restricted shares issued under stock-based compensation plans	—	—	(8,544)	3	—	8,826	285
Net proceeds from stock-based compensation and other	—	—	4,837	—	—	(1,086)	3,751
Stock-based compensation expense	—	—	18,327	—	—	—	18,327
Purchase of treasury shares	—	—	—	—	—	(59,994)	(59,994)
Class A common stock dividends ($1.32 per share)	—	—	—	(63,684)	—	—	(63,684)
Class B common stock dividends ($1.32 per share)	—	—	—	(12,068)	—	—	(12,068)
Common stock class conversions	16	(16)	—	—	—	—	—
Issuance of warrants related to acquisition of a business	—	—	565	—	—	—	565
Adjustment due to adoption of new revenue standard	—	—	—	4,503	—	—	4,503
Comprehensive income, net of tax	—	—	—	168,263	(69,158)	—	99,105
Balance at April 30, 2019	$70,127	$13,055	$422,305	$1,931,074	$(508,738)	$(746,476)	$1,181,347

Restricted shares issued under stock-based compensation plans	—	—	(10,992)	—	—	11,347	355
Net payments from stock-based compensation and other	—	—	358	—	—	(4,152)	(3,794)
Stock-based compensation expense	—	—	20,009	—	—	—	20,009
Purchase of treasury shares	—	—	—	—	—	(46,589)	(46,589)
Class A common stock dividends ($1.36 per share)	—	—	—	(64,264)	—	—	(64,264)
Class B common stock dividends ($1.36 per share)	—	—	—	(12,394)	—	—	(12,394)
Common stock class conversions	39	(39)	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	(74,287)	(66,759)	—	(141,046)
Balance at April 30, 2020	$70,166	$13,016	$431,680	$1,780,129	$(575,497)	$(785,870)	$933,624

Cumulative effect of change in accounting principle, net of tax	—	—	—	(1,390)	—	—	(1,390)
Restricted shares issued under stock-based compensation plans	—	—	(10,206)	1	—	10,454	249
Net payments from stock-based compensation and other	—	—	902	—	—	(4,336)	(3,434)
Stock-based compensation expense	—	—	21,982	—	—	—	21,982
Purchase of treasury shares	—	—	—	—	—	(15,765)	(15,765)
Class A common stock dividends ($1.37 per share)	—	—	—	(67,614)	—	—	(67,614)
Class B common stock dividends ($1.37 per share)	—	—	—	(9,324)	—	—	(9,324)
Common stock class conversions	42	(42)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	148,256	84,707	—	232,963
Balance at April 30, 2021	$70,208	$12,974	$444,358	$1,850,058	$(490,790)	$(795,517)	$1,091,291

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

Wiley is a global leader in research and education, unlocking human potential by enabling discovery, powering education, and shaping workforces. Through the Research Publishing & Platforms segment, we provide peer-reviewed scientific, technical, and medical (STM) publishing, content platforms, and related services to academic, corporate, and government customers, academic societies, and individual researchers. The Academic & Professional Learning segment provides Education Publishing and Professional Learning content and courseware, training and learning services, to students, professionals, and corporations. The Education Services segment provides online program management (OPM) services for academic institutions and talent placement services for professionals and businesses. We have operations primarily located in the United States (US), United Kingdom (UK), Sri Lanka, Germany, India, Russia, Jordan, and Canada.

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

In the fourth quarter of fiscal year 2021, a UK entity acquired in connection with the acquisition of mthree (See Note 4, “Acquisitions” for further details of this acquisition) was erroneously dissolved by the Company in accordance with UK Companies Act regulations while still holding assets. This entity, along with its subsidiaries, (the entity) had various net intercompany receivables owed to them from other Wiley companies of approximately $188.8 million, which upon a dissolution technically revert to the British Crown (Crown). Wiley has petitioned to Companies House to reinstate the entity without prejudice. The Company believes the likelihood that reinstatement will not occur is remote as it entails an administrative exercise to remedy, not a negotiation.

As a result of these events, the Company evaluated whether it was appropriate to consolidate the assets, liabilities, and operations of the entity as part of its consolidated financial statements as of April 30, 2021 and for the period from the entity being dissolved through April 30, 2021, and also whether there was a liability to the Crown and a related loss associated with the dissolution of the entity under US GAAP in the fiscal year 2021.

The Company evaluated the criteria in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, “Consolidations” to determine if consolidating the entity was appropriate under US GAAP. Based on that evaluation and the administrative nature of the process to restore, the Company concluded that although the entity was dissolved, we maintained control of the assets of the entity and, therefore, appropriately consolidated the assets, liabilities and operations of the entity it in our consolidated financial statements as of April 30, 2021. In connection with that conclusion, the Company also concluded that it does not have conditions to require a loss or liability to the Crown to be recorded in fiscal year 2021, other than immaterial fees associated with the restoration process. The Company anticipates the restoration of the entity, with the entirety of its net assets, to be completed by the second quarter of fiscal year 2022.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

INDEX

Use of Estimates:

The preparation of our Consolidated Financial Statements and related disclosures in conformity with US GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and revenue and expenses during the reporting period. These estimates include, among other items, sales return reserves, allocation of acquisition purchase price to assets acquired and liabilities assumed, goodwill and indefinite-lived intangible assets, intangible assets with definite lives and other long-lived assets, and retirement plans. We review these estimates and assumptions periodically using historical experience and other factors and reflect the effects of any revisions on the Consolidated Financial Statements in the period we determine any revisions to be necessary. Actual results could differ from those estimates, which could affect the reported results.

Book Overdrafts:

Under our cash management system, a book overdraft balance exists for our primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in individual bank accounts. Our funds are transferred from other existing bank account balances or from lines of credit as needed to fund checks presented for payment. As of April 30, 2021 and 2020, book overdrafts of $25.8 million and $7.4 million, respectively, were included in Accounts payable on the Consolidated Statements of Financial Position.

Revenue Recognition:

Revenue from contracts with customers is recognized using a five-step model consisting of the following: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) we satisfy a performance obligation. Performance obligations are satisfied when we transfer control of a good or service to a customer, which can occur over time or at a point in time. The amount of revenue recognized is based on the consideration to which we expect to be entitled in exchange for those goods or services, including the expected value of variable consideration. The customer’s ability and intent to pay the transaction price is assessed in determining whether a contract exists with the customer. If collectability of substantially all the consideration in a contract is not probable, consideration received is not recognized as revenue unless the consideration is nonrefundable, and we no longer have an obligation to transfer additional goods or services to the customer, or collectability becomes probable.

See Note 3, “Revenue Recognition, Contracts with Customers,” for further details of our revenue recognition policy.

Cash and Cash Equivalents:

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase and are stated at cost, which approximates market value, because of the short-term maturity of the instruments.

Allowance for Credit Losses:

See the section below, “Recently Adopted - Measurement of Credit Losses on Financial Instruments” for further details of our policy for credit losses.

Sales Return Reserves:

The process that we use to determine our sales returns and the related reserve provision charged against revenue is based on applying an estimated return rate to current year returnable print book sales. This rate is based upon an analysis of actual historical return experience in the various markets and geographic regions in which we do business. We collect, maintain, and analyze significant amounts of sales returns data for large volumes of homogeneous transactions. This allows us to make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Associated with the estimated sales return reserves, we also include a related increase to inventory and a reduction to accrued royalties as a result of the expected returns. Print book sales return reserves amounted to a net liability balance of $22.2 million and $19.6 million as of April 30, 2021 and 2020, respectively.

INDEX

The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position as of April 30:

	2021	2020
Increase in Inventories, net	$10,886	$8,686
Decrease in Accrued royalties	$(4,949)	$(4,441)
Increase in Contract liabilities	$38,034	$32,769
Print book sales return reserve net liability balance	$(22,199)	$(19,642)

Inventories:

Inventories are carried at the lower of cost or net realizable value. US book inventories aggregating $20.4 million and $24.3 million at April 30, 2021 and 2020, respectively, are valued using the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method. Finished goods not recorded at LIFO have been recorded at the lower of cost or net realizable value.

Product Development Assets:

Product development assets consist of book composition costs and other product development costs. Costs associated with developing a book publication are expensed until the product is determined to be commercially viable. Book composition costs represent the costs incurred to bring an edited commercial manuscript to publication, which include typesetting, proofreading, design, illustration costs, and digital formatting. Book composition costs are capitalized and are generally amortized on a double-declining basis over their estimated useful lives, ranging from 1 to 3 years. Other product development costs represent the costs incurred in developing software, platforms, and digital content to be sold and licensed to third parties. Other product development costs are capitalized and amortized on a straight-line basis over their estimated useful lives. As of April 30, 2021, the weighted average estimated useful life of other product development costs was approximately 6 years.

Royalty Advances:

Royalty advances are capitalized and, upon publication, are expensed as royalties earned based on sales of the published works. Royalty advances are reviewed for recoverability and a reserve for loss is maintained, if appropriate.

Shipping and Handling Costs:

Costs incurred for third party shipping and handling are primarily reflected in Operating and administrative expenses on the Consolidated Statements of Income (Loss). We incurred $27.8 million, $28.8 million, and $32.7 million in shipping and handling costs in the years ended April 30, 2021, 2020, and 2019, respectively.

Advertising and Marketing Costs:

Advertising and marketing costs are expensed as incurred. These costs are reflected in the Consolidated Statements of Income (Loss) as follows:
	For the Years Ended April 30,
	2021	2020	2019
Advertising and marketing costs	$93.6	$103.1	$89.5
Cost of sales (1)	57.0	65.8	53.7
Operating and administrative expenses	36.6	37.3	35.8

(1)	This includes certain advertising and marketing costs incurred by our Education Services business to fulfill performance obligations from contracts with educational institutions.

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

INDEX

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

Allocation of Acquisition Purchase Price to Assets Acquired and Liabilities Assumed:

In connection with acquisitions, we allocate the cost of the acquisition to the assets acquired and the liabilities assumed based on the estimates of fair value for such items, including intangible assets and technology acquired. The excess of the purchase consideration over the fair value of assets acquired and liabilities assumed is recorded as goodwill. The determination of the acquisition date fair value of the assets acquired and liabilities assumed requires us to make significant estimates and assumptions, such as forecasted  revenue growth rates and operating cash flows, royalty rates, customer attrition rates, obsolescence rates of developed technology, and discount rates. We may use a third-party valuation consultant to assist in the determination of such estimates.

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

Intangible Assets with Definite Lives and Other Long-Lived Assets:

Definite-lived intangible assets principally consist of content and publishing rights, customer relationships, developed technology, brands and trademarks, and noncompete agreements and are amortized over their estimated useful lives. The most significant factors in determining the estimated lives of these intangibles are the history and longevity of the brands, trademarks, and content and publication rights and developed technology acquired combined with the strength and pattern of projected cash flows.

Intangible assets with definite lives as of April 30, 2021, are amortized on a straight line basis over the following weighted average estimated useful lives: content and publishing rights – 28 years, customer relationships – 17 years, developed technology – 7 years, brands and trademarks – 13 years, and noncompete agreements – 5 years.

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

INDEX

Foreign Currency Gains/Losses:

We maintain operations in many non-US locations. Assets and liabilities are translated into US dollars using end-of-period exchange rates and revenues and expenses are translated into US dollars using weighted average rates. Our significant investments in non-US businesses are exposed to foreign currency risk. Foreign currency translation adjustments are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity. Foreign currency transaction gains or losses are recognized on the Consolidated Statements of Income (Loss) as incurred.

Stock-Based Compensation:

We recognize stock-based compensation expense based on the fair value of the stock-based awards on the grant date, reduced by an estimate for future forfeited awards. As such, stock-based compensation expense is only recognized for those awards that are expected to ultimately vest. The fair value of stock-based awards is recognized in net income generally on a straight-line basis over the requisite service period. Stock-based compensation expense associated with performance-based stock awards is based on actual financial results for targets established up to three years in advance, or less. The cumulative effect on current and prior periods of a change in the estimated number of performance share awards, or estimated forfeiture rate, is recognized as an adjustment to earnings in the period of the revision. If actual results differ significantly from estimates, our stock-based compensation expense and Consolidated Statements of Income (Loss) could be impacted. The grant date fair value for stock options is estimated using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model include the expected life of an option, the expected volatility of our common stock over the estimated life of the option, a risk-free interest rate, and the expected dividend yield. Judgment was also required in estimating the amount of stock-based awards that may be forfeited.

Recently Adopted Accounting Standards

Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.” ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures. The standard is effective for fiscal years ending after December 15, 2020. We have adopted the new standard for the year ended April 30, 2021 retrospectively for all periods presented. See Note 17, “Retirement Plans” for all periods presented with the new required disclosures.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” Subsequently, in May 2019, the FASB issued ASU 2019-05 - “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief”; in April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” in November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” in November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” and in February 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)  (SEC Update)”.

ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses. ASU 2016-13, ASU 2019-05, ASU 2019-04, ASU 2018-19, ASU 2019-11, and ASU 2020-02 were effective for us on May 1, 2020, including interim periods within those fiscal periods, with early adoption permitted.

We adopted the new standard on May 1, 2020, with a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. Based on financial instruments currently held by us, the adoption of ASU 2016-13 primarily impacted our trade receivables, specifically our allowance for doubtful accounts. The adoption of the standard did not have an impact on our Consolidated Statements of Income (Loss), or our Consolidated Statements of Cash Flows. See the table below for further details on the immaterial impact to our Consolidated Statements of Financial Position and Consolidated Statements of Shareholders’ Equity.

INDEX

We are exposed to credit losses through our accounts receivable with customers. Accounts receivable, net is stated at amortized cost net of provision for credit losses. Our methodology to measure the provision for credit losses requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable such as the impact of COVID-19, delinquency trends, aging behavior of receivables, credit and liquidity indicators for industry groups, customer classes or individual customers and reasonable and supportable forecasts of the economic conditions that may exist through the contractual life of the asset.  Our provision for credit losses is reviewed and revised periodically.  Our accounts receivable is evaluated on a pool basis that is based on customer groups with similar risk characteristics.  This includes consideration of the following factors to develop these pools: size of the customer, industry, geographical location, historical risk, and types of services or products sold.

Our customers’ ability to pay is assessed through our internal credit review processes. Based on the dollar value of credit extended, we assess our customers’ credit by reviewing the total expected receivable exposure, expected timing of payments and the customers’ established credit rating. In determining customer creditworthiness, we assess our customers’ credit utilizing different resources including third-party validations and/or our own assessment through analysis of the customers’ financial statements and review of trade/bank references. We also consider contract terms and conditions, country and political risk, and the customers’ mix of products purchased in our evaluation. A credit limit is established for each customer based on the outcome of this review. Credit limits are periodically reviewed for existing customers and whenever an increase in the credit limit is being considered. When necessary, we utilize collection agencies and legal counsel to pursue recovery of defaulted receivables. We write off receivables only when deemed no longer collectible.

The following table presents the change in provision for credit losses, which is presented net in Accounts receivable on our Consolidated Statements of Financial Position for the period indicated:
Provision for Credit Losses
Balance as of April 30, 2020	$18,335
Adjustment due to adoption of new credit losses standard recorded as an adjustment to retained earnings	1,776
Current period provision	6,957
Amounts written off, less recoveries	(4,463)
Foreign exchange translation adjustments and other	(1,131)
Balance as of April 30, 2021	$21,474

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

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 removes, modifies, and adds disclosures. We adopted ASU 2018-13 on May 1, 2020. There was no impact to our consolidated financial statements or disclosures as a result of adoption.
Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and issued subsequent amendments to the initial guidance thereafter. ASU 2016-02 requires an entity to recognize a right-of-use asset (ROU) and lease liability for all leases with terms of more than 12 months and provide enhanced disclosures. Recognition, measurement, and presentation of expenses depends on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance.

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

INDEX

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

At adoption, we recognized operating lease liabilities of $178 million based on the present value of the remaining minimum rental payments for existing operating leases and ROU assets of $142 million on our Consolidated Statement of Financial Position. The difference between the ROU assets and operating lease liabilities represents the existing deferred rent liabilities, prepaid rent balances, and applicable restructuring liabilities, which were reclassified upon adoption to reduce the measurement of the ROU assets. The adoption of the standard did not have an impact on our Consolidated Statement of Shareholders’ Equity, Consolidated Statement of Income (Loss) or Consolidated Statement of Cash Flow. See Note 12, “Operating Leases”, for further details on our operating leases.
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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.”  This ASU is intended to simplify various aspects related to accounting for income taxes, eliminates certain exceptions within Topic 740, “Income Taxes” and clarifies certain aspects of the current guidance to promote consistent application. The standard is effective for us on May 1, 2021, and early adoption is permitted in any interim period for which financial statements have not yet been issued. We will adopt the new standard on May 1, 2021. We do not expect the adoption of ASU 2019-12 to have a material impact on our consolidated financial statements at the time of adoption. The impact in the future would depend on any changes in tax laws and the applicable enactment dates. In accordance with ASU 2019-12, the enactment date is when any effects are recognized in the consolidated financial statements.

INDEX

Note 3 — Revenue Recognition, Contracts with Customers

Disaggregation of Revenue

The following tables present our revenue from contracts with customers disaggregated by segment and product type.

	For the Years Ended April 30,
	2021	2020	2019
Research Publishing & Platforms:
Research Publishing	$972,512	$908,952	$903,249
Research Platforms	42,837	39,887	35,968
Total Research Publishing & Platforms	1,015,349	948,839	939,217

Academic & Professional Learning:
Education Publishing	363,870	352,188	372,018
Professional Learning	280,667	298,601	331,285
Total Academic & Professional Learning	644,537	650,789	703,303

Education Services:
Education Services OPM (1)	227,700	210,882	155,819
mthree (1)	53,915	20,973	1,730
Total Education Services	281,615	231,855	157,549
Total Revenue	$1,941,501	$1,831,483	$1,800,069

(1)
In May 2020, we moved the IT bootcamp business acquired as part of The Learning House acquisition from Education Services Online Program Management (OPM) to mthree. As a result, the prior period revenue related to the IT bootcamp business has been included in mthree. The revenue for the IT bootcamp business was $1.6 million, $3.5 million and $1.7 million for the years ended April 30, 2021, 2020 and 2019, respectively. There were no changes to our total Education Services or our consolidated financial results.

The following information describes our disaggregation of revenue by segment and product type. Overall, the majority of our revenue is recognized over time.

Research Publishing & Platforms

Research Publishing & Platforms’ customers include academic, corporate, government, and public libraries, funders of research, researchers, scientists, clinicians, engineers and technologists, scholarly and professional societies, and students and professors. Research Publishing & Platforms products are sold and distributed globally through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, and other customers. Publishing centers include Australia, China, Germany, India, the UK, and the US. The majority of revenue generated from Research Publishing and Platforms products is recognized over time. Total Research Publishing & Platforms revenue was $1,015.3 million in the year ended April 30, 2021.

We disaggregated revenue by Research Publishing and Research Platforms to reflect the different type of products and services provided. Research Publishing products provide scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Research Publishing revenue was $972.5 million in the year ended April 30, 2021 and the majority is recognized over time.

Research Platforms is a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content on the web through the Literatum platform. Research Platforms revenue was $42.8 million in the year ended April 30, 2021 and the majority is recognized over time.

Research Publishing Products

Research Publishing products generate approximately 77% of its revenue from contracts with its customers from Journal Subscriptions (pay to read), Open Access (pay to publish) and Comprehensive Agreements (read and publish) and the remainder from Licensing, Reprints, Backfiles, and Other.

INDEX

Journal Subscriptions and Open Access

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

In journal subscriptions, there are generally two performance obligations: a functional intellectual property license with a stand-ready promise to provide access to new content for one year, which includes online hosting of the content, and a functional intellectual property perpetual license for access to historical journal content, which also includes online hosting of the content. The transaction price consists of fixed consideration. Journal subscription revenue is generally collected in advance when the annual license is granted, and no significant financing component exists.

The total transaction price is allocated to each performance obligation based on its relative standalone selling price. We allocate revenue to the stand-ready promise to provide access to new content for one year based on its observable standalone selling price which is generally the contractually stated price and the revenue for new content is recognized over one year as we have a continuous stand-ready obligation to provide the right of access to additional intellectual property. The allocation of revenue to the perpetual licenses for access to historical journal content is done using the expected cost plus a margin approach as permitted by the revenue standard. Revenue is recognized at the point in time when access to historical content is initially granted.

Under the Open Access business model, we have a signed contract with the customer that contains enforceable rights. The Open Access business model in a typical model includes an over-time single performance obligation that combines a promise to host the customer’s content on our open access platform, and a promise to provide an Article Publication Charge (APC) at a discount to eligible users who are defined in the contract, in exchange for an upfront payment. Enforceable right to payment occurs over time as we fulfill our obligation to provide a discount to eligible users, as defined, on future APCs. Therefore, the upfront payment is recorded as a contract liability and revenue is recognized over time.

Comprehensive agreements (read and publish), sometimes referred to as transitional agreements, are the innovative new model that blends journal subscription and open access offerings. Essentially, for a single fee, a national or regional consortium of libraries pays for and receives full read access to our journal portfolio and the ability to publish under an open access arrangement. Like subscriptions, comprehensive deals involve recurring revenue under multiyear contracts. Unlike subscriptions, they also allow for further upside depending on how much publishing volume we generate.   Comprehensive models accelerate the transition to open access while maintaining subscription access.

In January 2019, Wiley announced a contractual arrangement in support of Open Access, a countrywide partnership agreement with Projekt DEAL, a representative of nearly 700 academic institutions in Germany. This three-year agreement provides all Projekt DEAL institutions with access to read Wiley’s academic journals back to the year 1997, and researchers at Projekt DEAL institutions can publish articles open access in Wiley’s journals. The partnership will better support institutions and researchers in advancing open science, driving discovery, and developing and disseminating knowledge. Projekt DEAL includes multiple performance obligations, which include a stand-ready promise to provide access to new content, perpetual license for access to historical journal content and accepting articles to be hosted on our open access platform. We are compensated primarily through a fee per article published and a consolidated access fee. The consideration for Projekt DEAL consists of fixed and variable consideration. We allocated the total consideration to the fixed and variable components based on its relative standalone selling prices for each performance obligation.

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

INDEX

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

Research Platforms Services

Research Platforms’ services typically include a single performance obligation for the implementation and hosting subscription services. The transaction price is fixed which may include price escalators that are fixed increases per year, and therefore, revenue is recognized upon the initiation of the subscription period and recognized on a straight-line basis over the time of the contractual period. The duration of these contracts is generally multiyear ranging from 2-5 years.

Academic & Professional Learning

Academic & Professional Learning provides Education Publishing and Professional Learning products and services including scientific, professional, and education print and digital books, digital courseware, and test preparation services, to libraries, corporations, students, professionals, and researchers, as well as learning, development, and assessment services for businesses and professionals. Communities served include business, finance, accounting, workplace learning, management, leadership, technology, behavioral health, engineering/ architecture, science and medicine, and education.  Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, web sites, distributor networks and other online applications. Publishing centers include Australia, Germany, India, the UK, and the US. Total Academic & Professional Learning revenue was $644.5 million in the year ended April 30, 2021.

We disaggregated revenue by type of products provided. Academic & Professional Learning products are Education Publishing and Professional Learning. Academic & Professional Learning revenues are mainly recognized at a point in time.

Education Publishing Products

Education Publishing products revenue was $363.9 million in the year ended April 30, 2021. Education Publishing products generate approximately 63% of its revenue from contracts with its customers from Education (print and digital) Publishing, which is recognized at a point in time, and 24% from Digital Courseware which is recognized over time. The remainder of its revenues were from Test Preparation and Certification and Licensing and Other, which has a mix of revenue recognized at a point in time and over time.

Education Publishing and Professional Publishing (included within Professional Learning below)

Our performance obligations as it relates to Education and Professional Publishing are primarily book products delivered in both print and digital form which could include a single or multiple performance obligations based on the number of print or digital books purchased which are represented by an International Standard Book Number (ISBN’s), with each ISBN representing a performance obligation. Each ISBN has an observable stand-alone selling price since Wiley sells the books separately.

This revenue stream also includes variable consideration as it relates to discounts and returns for both print and digital books.  Discounts are identifiable by performance obligation and therefore are applied at the point of sale by performance obligation. The process that we use to determine our sales returns and the related reserve provision charged against revenue is based on applying an estimated return rate to current year returnable print book sales. This rate is based upon an analysis of actual historical return experience in the various markets and geographic regions in which we do business. We collect, maintain, and analyze significant amounts of sales returns data for large volumes of homogeneous transactions. This allows us to make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Associated with the estimated sales return reserves, we also include a related increase to inventory and reduction to accrued royalties as a result of the expected returns.

As it relates to print and digital books within the Education and Professional Publishing, revenue is recognized at the point when control of product transfers, which for print is upon shipment or for digital when fulfillment of the products has been rendered.

INDEX

Digital Courseware Products

Courseware customers purchase access codes to utilize the product. This could include a single or multiple performance obligations based on the number of course ISBNs purchased. Revenue is recognized over time in the period from when the access codes are activated over the applicable semester term to which such product relates.

Test Preparation and Certification Products

Test Preparation and Certification contracts are generally three-year agreements. This revenue stream includes multiple performance obligations as it relates to the online and printed course materials, including such items as textbooks, ebooks, video lectures, flashcards, study guides and test banks. The transaction price is fixed; however, discounts are offered and returns of certain products are allowed. We allocate revenue to each performance obligation based on its relative standalone selling price. This standalone selling price is generally based upon the observable selling prices where the product is sold separately to customers. Depending on the performance obligation, revenue is recognized at the time the product is delivered and control has passed to the customer, or over time due to our stand-ready obligation to provide updates to the customer.

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

Professional Learning Products

Professional Learning products revenue was $280.7 million in the year ended April 30, 2021. Professional Learning (print and digital) products generate approximately 48% of revenue from contracts with its customers from Professional Publishing, and Licensing and Other, both of which are described above, and both are mainly recognized at a point in time. Approximately 52% of Professional Learning products revenue is from contracts with its customers from Corporate Training and Corporate Learning, which is recognized mainly over time.

Corporate Training

Corporate Training through our authorized distributor network includes multiple performance obligations. This includes a performance obligation that includes an annual membership which includes the right to purchase products and services, access to the platform, support and training. This performance obligation is recognized over time since we have an obligation to stand-ready for the customer’s use of the services. In addition, there are performance obligations for the assessments and related products or services which are recognized at a point in time when the assessment, product or service is provided or delivered. The transaction price is allocated to each performance obligation based on its observable standalone selling price which is generally the contractually stated price for the performance obligation related to the annual membership, and for the other performance obligations based on its relative observable selling price when sold separately.

In addition, as it relates to Corporate Training customers’ unexercised rights for situations where we have received a nonrefundable payment for a customer to receive an assessment and the customer is not expected to exercise such right, we will recognize such “breakage” amounts as revenue in proportion to the pattern of rights exercised by the customer which is generally one year.

Corporate Learning

The transaction price consists of fixed consideration that is determined at the beginning of each year and received at the same time. Within Corporate Learning there are multiple performance obligations, which includes the licenses to learning content and the learning application. Revenue is recognized over time as we have a continuous obligation to provide the right of access to the intellectual property which includes the licenses and learning applications.

Education Services

Education Services revenue was $281.6 million in the year ended April 30, 2021 and the majority is recognized over time. We disaggregated revenue by type of services provided, which are Education Services OPM and mthree.

INDEX

Education Services OPM

Education Services OPM engages in the comprehensive management of online degree programs for universities and has grown to include a broad array of tech enabled service offerings that address our partner specific pain points. Increasingly, this includes delivering full stack career credentialing education that advances specific careers with in-demand skills.

Education Services OPM include market research, marketing, student recruitment, enrollment support, proactive retention support, academic services to design courses, faculty support, and access to the Engage Learning Management System, which facilitates the online education experience. Graduate degree programs include Business Administration, Finance, Accounting, Healthcare, Engineering, Communications, and others. As of April 30, 2021, the Education Services OPM business had 66 university partners under contract. We are also extending the core OPM business as well as delivering a broader array of essential university and career credentialing services that the market is demanding and which leverage our core Wiley skills and assets.  This full stack education includes teacher professional development and IT skills training, through which we develop and deliver professional credits and job placement through our corporate partners. In addition, Education Services OPM derives revenue from unbundled service offerings. Education Services OPM revenue is primarily derived from prenegotiated contracts with institutions that provide for a share of tuition generated from students who enroll in a program. The duration of Education Services OPM contracts are generally multiyear agreements ranging from a period of 7-10 years, with some having optional renewal periods. These optional renewal periods are not a material right and are not considered a separate performance obligation.

Education Services OPM includes a single performance obligation for the services provided because of the integrated technology and services our institutional clients need to attract, enroll, educate and support students. Consideration is variable since it is based on the number of students enrolled in a program. We begin to recognize revenue at the start of the delivery of the class within a semester overtime, which is also when the variable consideration contingency is resolved. Education Services OPM revenue was $227.7 million in the year ended April 30, 2021.

mthree

mthree is a talent placement provider that finds, trains and places job-ready technology talent in roles with leading corporations worldwide. mthree’s contracts with customers includes a performance obligation for the services provided, which is recognized at the point in time the services are provided to its customers. mthree’s revenue was $53.9 million in the year ended April 30, 2021.

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

The following table provides information about accounts receivable, net and contract liabilities from contracts with customers.

	April 30, 2021	April 30, 2020	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$311,571	$309,384	$2,187
Contract liabilities (1)	545,425	520,214	25,211
Contract liabilities (included in Other long-term liabilities)	$19,560	$14,949	$4,611

(1)
The sales return reserve recorded in Contract liabilities is $38.0 million and $32.8 million as of April 30, 2021 and April 30, 2020, respectively. See Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards” for further details of the sales return reserve.

For the year ended April 30, 2021, we estimate that we recognized as revenue substantially all of the current contract liability balance at April 30, 2020.

The increase in contract liabilities excluding the sales return reserve as of April 30, 2021 was primarily driven by renewals of journal subscription agreements, comprehensive agreements, open access, and test preparation and certification offerings and, to a lesser extent, the impact of foreign exchange, partially offset by revenue earned on journal subscription agreements, comprehensive agreements, open access and test preparation and certification offerings.

INDEX

Remaining Performance Obligations included in Contract Liability

As of April 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $565.0 million, which included the sales return reserve of $38.0 million. Excluding the sales return reserve, we expect that approximately $507.4 million will be recognized in the next twelve months with the remaining $19.6 million to be recognized thereafter.

Assets Recognized for the Costs to Fulfill a Contract

Costs to fulfill a contract are directly related to a contract that will be used to satisfy a performance obligation in the future and are expected to be recovered. These costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. These types of costs are incurred in the following product types, (1) Research Platforms services, which includes customer specific implementation costs per the terms of the contract and (2) Education Services, which includes customer specific costs to develop courses per the terms of the contract.

Our assets associated with incremental costs to fulfill a contract were $12.1 million and $11.5 million at April 30, 2021 and 2020, respectively, and are included within Other non-current assets on our Consolidated Statements of Financial Position. We recorded amortization expense of $5.1 million, $4.2 million, and $2.6 million in the years ended April 30, 2021, 2020 and 2019, respectively, related to these assets within Cost of sales on the Consolidated Statements of Income (Loss).

Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Academic & Professional Learning segment, occur before the transfer of control of the related goods. Therefore, in accordance with the revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are primarily reflected in Operating and administrative expenses on the Consolidated Statements of Income (Loss). We incurred $27.8 million, $28.8 million, and $32.7 million in shipping and handling costs in the years ended April 30, 2021, 2020, and 2019 respectively.

Note 4 – Acquisitions

Pro forma financial information related to these acquisitions has not been provided as it is not material to our consolidated results of operations.

Fiscal Year 2021

Hindawi

On December 31, 2020, we completed the acquisition of 100% of the outstanding stock of Hindawi Limited (Hindawi). Hindawi is a scientific research publisher and an innovator in open access publishing. Its results of operations are included in our Research Publishing & Platforms segment.

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

The Hindawi acquisition was accounted for using the acquisition method of accounting. The preliminary excess purchase price over identifiable net tangible and intangible assets acquired, and liabilities assumed has been recorded to Goodwill in our Consolidated Statements of Financial Position. Goodwill represents synergies and economies of scale expected from the combination of services. We recorded the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date. None of the goodwill will be deductible for tax purposes. The acquisition related costs to acquire Hindawi were expensed when incurred and were approximately $2.4 million for the year ended April 30, 2021. Such costs were allocated to the Research Publishing and Platforms segment and are reflected in Operating and administrative expenses on the Consolidated Statements of Income (Loss) for the year ended April 30, 2021.

Hindawi’s revenue and operating loss included in our Research Publishing and Platforms segment results for the year ended April 30, 2021 was $12.0 million and $2.1 million, respectively.

INDEX

The following table summarizes the preliminary consideration transferred to acquire Hindawi and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed.

	Preliminary Allocation as of January 31, 2021	Measurement Period Adjustments	Preliminary Allocation as of April 30, 2021
Total consideration transferred	$300,086	$—	$300,086

Assets:
Current assets	2,902	(90)	2,812
Technology, property and equipment, net	844	—	844
Intangible assets, net	194,400	500	194,900
Goodwill	141,775	5,613	147,388
Operating lease right-of-use assets	3,716	46	3,762
Other non-current assets	177	(108)	69
Total assets	$343,814	$5,961	$349,775

Liabilities:
Current liabilities	3,657	(63)	3,594
Deferred income tax liabilities	36,936	95	37,031
Operating lease liabilities	3,135	15	3,150
Other long-term liabilities	—	5,914	5,914
Total liabilities	$43,728	$5,961	$49,689

The following table summarizes the identifiable intangible assets acquired and their weighted-average useful life at the date of acquisition.

	Estimated Fair Value	Weighted-Average Useful Life (in Years)
Content and publishing rights	$188,500	15
Developed technology	5,000	6
Trademarks	1,000	2
Customer relationships	400	10
Total	$194,900

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

Fiscal Year 2020

mthree

On January 1, 2020, we completed the acquisition of 100% of the outstanding stock of mthree. mthree is a rapidly growing talent placement provider that addresses the IT skills gap by finding, training and placing job-ready technology talent in roles with leading corporations worldwide. Its results of operations are included in our Education Services segment.

The fair value of the consideration transferred was $129.9 million (£98.5 million) which included $122.2 million of cash at the acquisition date, $6.4 million that was paid in cash after the acquisition date as part of the assumed liabilities, and $1.3 million of cash to be paid after the acquisition date. We financed the payment of the cash consideration primarily through borrowings under our Amended and Restated RCA (as defined below in Note 14, “Debt and Available Credit Facilities”) and using cash on hand. The fair value of the cash consideration transferred including those amounts paid after the acquisition date in the year ended April 30, 2020, net of $2.2 million of cash acquired was approximately $126.4 million. The fair value of the cash consideration transferred after the acquisition date, that was paid during the year ended April 30, 2021 was $1.2 million.

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

The mthree acquisition was accounted for using the acquisition method of accounting. The excess purchase price over identifiable net tangible and intangible assets acquired, and liabilities assumed has been recorded to Goodwill in our Consolidated Statements of Financial Position. The fair value assessed for the majority of the tangible assets acquired and liabilities assumed equaled their carrying value. Goodwill represents synergies and economies of scale expected from the combination of services. We recorded the fair value of the assets acquired and liabilities assumed on the acquisition date. None of the goodwill will be deductible for tax purposes. The acquisition related costs to acquire mthree were expensed when incurred and were approximately $1.3 million for the twelve months ended April 30, 2020. Such costs were primarily allocated to the Education Services segment and were reflected in Operating and administrative expenses on the Consolidated Statements of Income (Loss) in the year ended April 30, 2020.

mthree’s incremental revenue included in our Education Services segment results for the year ended April 30, 2021 was $32.6 million.

The following table summarizes the consideration transferred to acquire mthree and the final allocation of the purchase price among the assets acquired and liabilities assumed.

	Preliminary Allocation as of April 30, 2020	Measurement Period Adjustments	Final Allocation

Total cash consideration at the acquisition date and cash to be paid	$122,242	$1,289	$123,531

Assets:
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

The allocation of the consideration transferred to the assets acquired and the liabilities assumed was final during the three months ended January 31, 2021.

INDEX

Zyante Inc.

On July 1, 2019, we completed the acquisition of Zyante Inc. (zyBooks), a leading provider of computer science and STEM education courseware. The results of operations of zyBooks are included in our Academic & Professional Learning segment results. The fair value of the consideration transferred at the acquisition date was $57.1 million which included $55.9 million of cash and $1.2 million of additional consideration to be paid after the acquisition date, inclusive of purchase price adjustments which were finalized in the three months ended January 31, 2020. The fair value of the cash consideration transferred in the year ended April 30, 2020, including those amounts paid after the acquisition date, net of $1.8 million of cash acquired was approximately $54.7 million.  The fair value of the cash consideration transferred after the acquisition date, that was paid during the year ended April 30, 2021 was $0.3 million.

The zyBooks acquisition was accounted for using the acquisition method of accounting. The excess purchase price over identifiable net tangible and intangible assets acquired, and liabilities assumed has been recorded to Goodwill in our Consolidated Statements of Financial Position as of April 30, 2020. The fair value assessed for the majority of the tangible assets acquired and liabilities assumed equaled their carrying value. Goodwill represents synergies and economies of scale expected from the combination of services. Goodwill has been allocated to the Academic & Professional Learning segment. None of the goodwill will be deductible for tax purposes.

zyBooks incremental revenue included in our Academic & Professional Learning segment results for the year ended April 30, 2021 was $1.3 million.

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

Other Acquisitions in Fiscal Year 2020

The fair value of cash consideration transferred during the year ended April 30, 2020 for all other acquisitions was approximately $48.5 million. The fair value of the cash consideration transferred after the acquisition dates, that was paid during the year ended April 30, 2021 was $0.1 million. These other acquisitions were accounted for using the acquisition method of accounting as of their respective acquisition dates.

INDEX

During the year ended April 30, 2021, a revision of $11.7 million from goodwill to intangible assets was made to the allocation of the consideration transferred to the assets acquired and liabilities assumed for the Informatics and Madgex acquisitions, due to completion of the third-party valuation. The excess purchase price over identifiable net tangible and intangible assets acquired, and liabilities assumed of $17.3 million has been recorded to Goodwill on our Consolidated Statements of Financial Position as of April 30, 2021, and $39.4 million of intangible assets subject to amortization have been recorded, including customer relationships, developed technology, content and trademarks that are being amortized over estimated weighted average useful lives of 7, 8, 10, and 10 years, respectively. The fair value assessed for the majority of the tangible assets acquired and liabilities assumed equaled their carrying value. Goodwill represents synergies and economies of scale expected from the combination of services. Goodwill of $8.5 million has been allocated to the Academic & Professional Learning segment, and $8.8 million has been allocated to the Research Publishing & Platforms segment. The incremental revenue for the year ended April 30, 2021 related to these other acquisitions was approximately $13.5 million.

On April 1, 2020, we completed the acquisition of Bio-Rad Laboratories Inc.’s Informatics products including the company’s spectroscopy software and spectral databases (Informatics). The results of Informatics are included in our Research Publishing & Platforms segment results.

On March 2, 2020, we completed the acquisition of Madgex Holdings Limited (Madgex), a market-leading provider of advanced job board software and career center services. The results of Madgex are included in our Research Publishing & Platforms segment results.

The allocation of the consideration transferred to the assets acquired and the liabilities assumed for Informatics and Madgex was final as of April 30, 2021.

On May 31, 2019, we completed the acquisition of certain assets of Knewton, Inc. (Knewton). Knewton is a provider of affordable courseware and adaptive learning technology. The results of Knewton are included in our Academic & Professional Learning segment results. The allocation of the consideration transferred to the assets acquired and the liabilities assumed for Knewton was final as of April 30, 2020.

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

Note 5 – Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings (loss) per share follows (shares in thousands):

	For the Years Ended April 30,
	2021	2020	2019
Weighted average shares outstanding	55,931	56,224	57,240
Less: Unvested restricted shares	(1)	(15)	(48)
Shares used for basic earnings (loss) per share	55,930	56,209	57,192
Dilutive effect of unvested restricted stock units and other stock awards	531	—	648
Shares used for diluted earnings (loss) per share	56,461	56,209	57,840
Antidilutive options to purchase Class A common shares, restricted shares, warrants to purchase Class A common shares and contingently issuable restricted stock which are excluded from the table above	982	1,677	958

In calculating diluted net loss per common share for the year ended April 30, 2020, our diluted weighted average number of common shares outstanding excludes the effect of unvested restricted stock units and other stock awards as the effect was anti-dilutive. This occurs when a US GAAP net loss is reported and the effect of using dilutive shares is antidilutive.

The shares associated with performance-based stock awards are considered contingently issuable shares and will be included in the diluted weighted average number of common shares outstanding when they have met the performance conditions and when their effect is dilutive.

INDEX

Note 6 – Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the years ended April 30, 2021, 2020, and 2019 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total
Balance at April 30, 2018	$(251,573)	$(191,026)	$3,019	$(439,580)
Other comprehensive (loss) income before reclassifications	(60,534)	(9,422)	1,121	(68,835)
Amounts reclassified from Accumulated other comprehensive loss	—	4,391	(4,714)	(323)
Total other comprehensive loss	(60,534)	(5,031)	(3,593)	(69,158)
Balance at April 30, 2019	$(312,107)	$(196,057)	$(574)	$(508,738)
Other comprehensive loss before reclassifications	(28,596)	(36,965)	(5,988)	(71,549)
Amounts reclassified from Accumulated other comprehensive loss	—	5,102	(312)	4,790
Total other comprehensive loss	(28,596)	(31,863)	(6,300)	(66,759)
Balance at April 30, 2020	$(340,703)	$(227,920)	$(6,874)	$(575,497)
Other comprehensive income (loss) before reclassifications	82,762	(6,273)	(639)	75,850
Amounts reclassified from Accumulated other comprehensive loss	—	6,047	2,810	8,857
Total other comprehensive income (loss)	82,762	(226)	2,171	84,707
Balance at April 30, 2021	$(257,941)	$(228,146)	$(4,703)	$(490,790)

For the years ended April 30, 2021, 2020 and 2019, pretax actuarial losses included in Unamortized Retirement Costs of approximately $7.8 million, $6.4 million, and $5.5 million respectively, were amortized from Accumulated Other Comprehensive Loss and recognized as pension and post-retirement benefit expense in Operating and administrative expenses and Other income on the Consolidated Statements of Income (Loss).

Our policy for releasing the income tax effects from accumulated other comprehensive (loss) income is to release when the corresponding pretax accumulated other comprehensive (loss) income items are reclassified to earnings.

INDEX

Note 7 – Restructuring and Related Charges

Business Optimization Program

Beginning in fiscal year 2020, we initiated a multiyear Business Optimization Program (the Business Optimization Program) to drive efficiency improvement and operating savings.

The following tables summarize the pretax restructuring charges related to this program:

	For the Years Ended April 30,
	2021	2020	Total Charges Incurred to Date
Charges by Segment:
Research Publishing & Platforms	$99	$3,546	$3,645
Academic & Professional Learning	3,229	10,475	13,704
Education Services	531	3,774	4,305
Corporate Expenses	29,590	15,018	44,608
Total Restructuring and Related Charges	$33,449	$32,813	$66,262

Charges (Credits) by Activity:
Severance and termination benefits	$11,531	$26,864	$38,395
Impairment of operating lease ROU assets and property and equipment	14,918	161	15,079
Acceleration of expense related to operating lease ROU assets and property and equipment	3,378	—	3,378
Facility related charges	3,684	3,986	7,670
Other activities	(62)	1,802	1,740
Total Restructuring and Related Charges	$33,449	$32,813	$66,262

In November 2020, in response to the COVID-19 pandemic and the Company’s successful transition to a virtual work environment, we increased use of virtual work arrangements for post-pandemic operations. As a result, we expanded the scope of the Business Optimization Program to include the exit of certain leased office space beginning in the three months ended January 31, 2021, and the reduction of our occupancy at other facilities. We are reducing our real estate square footage occupancy by approximately 12%. These actions resulted in a pretax restructuring charge of $18.3 million in the three months ended January 31, 2021. This restructuring charge primarily reflects the following noncash charges:

•
impairment charges of $14.9 million recorded in our corporate category, which included the impairment of operating lease ROU assets of $10.6 million related to certain leases that will be subleased, and the related property and equipment of $4.3 million described further below, and

•
acceleration of expense of $3.4 million, which included the acceleration of rent expense associated with operating lease ROU assets of $2.9 million related to certain leases that will be abandoned or terminated and the related depreciation and amortization of property and equipment of $0.5 million.

Due to the actions taken above, we tested the operating lease ROU assets and the related property and equipment for those being subleased for recoverability by comparing the carrying value of the asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset groups were below the carrying values. Therefore, there was an indication of impairment. We then determined the fair value of the asset groups by utilizing the present value of the estimated future cash flows attributable to the assets. The fair value of these operating lease ROU assets and the property and equipment immediately subsequent to the impairment was $7.5 million and is categorized as Level 3 within the FASB ASC Topic 820, “Fair Value Measurements” fair value hierarchy.

In addition, we also incurred ongoing facility-related costs associated with certain properties that resulted in additional restructuring charges of $3.7 million in the year ended April 30, 2021.

Other Activities for the year ended April 30, 2020 primarily relate to reserves and costs associated with the cessation of certain offerings, and, to a lesser extent, a pension settlement, and the impairment of certain software licenses.

INDEX

The following table summarizes the activity for the Business Optimization Program liability for the year ended April 30, 2021:

	April 30, 2020	Charges (Credits)	Payments	Foreign Translation & Other Adjustments	April 30, 2021
Severance and termination benefits	$17,632	$11,531	$(18,310)	$612	$11,465
Other activities	430	(264)	(262)	96	—
Total	$18,062	$11,267	$(18,572)	$708	$11,465

The restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs in the Consolidated Statement of Financial Position as of April 30, 2021.

Restructuring and Reinvestment Program

Beginning in the year ended April 30, 2013, we initiated a global program (the Restructuring and Reinvestment Program) to restructure and realign our cost base with current and anticipated future market conditions. We are targeting a majority of the expected cost savings achieved to improve margins and earnings, while the remainder will be reinvested in high-growth digital business opportunities.

The following tables summarize the pretax restructuring (credits) charges related to this program:

	For the Years Ended April 30,
	2021	2020	2019	Total Charges Incurred to Date
(Credits) Charges by Segment:
Research Publishing & Platforms	$(135)	$340	$1,131	$26,749
Academic & Professional Learning	274	(5)	1,139	43,108
Education Services	—	(103)	389	3,764
Corporate Expenses	(278)	(438)	459	95,662
Total Restructuring and Related (Credits) Charges	$(139)	$(206)	$3,118	$169,283

(Credits) Charges by Activity:
Severance and termination benefits	$(139)	$(250)	$1,456	$115,870
Consulting and contract termination costs	—	(171)	526	20,984
Other activities	—	215	1,136	32,429
Total Restructuring and Related (Credits) Charges	$(139)	$(206)	$3,118	$169,283

Other activities for the year ended April 30, 2020 include facility related costs. Other activities for the year ended April 30, 2019 reflect lease impairment related costs.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the year ended April 30, 2021:

	April 30, 2020	(Credits)	Payments	Foreign Translation & Other Adjustments	April 30, 2021
Severance and termination benefits	$1,360	$(139)	$(888)	$69	$402
Other activities	230	—	(207)	239	262
Total	$1,590	$(139)	$(1,095)	$308	$664

The restructuring liability as of April 30, 2021 for accrued severance and termination benefits is reflected in Accrued employment costs in the Consolidated Statement of Financial Position.

The restructuring liability as of April 30, 2021 for other activities are reflected in Other accrued liabilities in the Consolidated Statement of Financial Position and mainly relate to facility relocation and lease impairment related costs.

We currently do not anticipate any further material charges related to the Restructuring and Reinvestment Program.

INDEX

Note 8 – Inventories

Inventories, net consisted of the following at April 30:

	2021	2020
Finished goods	$31,704	$36,014
Work-in-process	2,060	1,398
Paper and other materials	331	331
Total inventories before estimated sales returns and LIFO reserve	34,095	37,743
Inventory value of estimated sales returns	10,886	8,686
LIFO reserve	(2,443)	(2,815)
Inventories, net	$42,538	$43,614

See Note 2, “Summary of Significant Accounting Policies, Recently Issued and Recently Adopted Accounting Standards,” under the caption “Sales Return Reserves,” for a discussion of the Inventory value of estimated sales returns.

Finished goods not recorded at LIFO have been recorded at the lower of cost or net realizable value, which resulted in a reduction of $14.0 million and $16.1 million as of April 30, 2021 and 2020, respectively.

Note 9 – Product Development Assets

Product development assets, net consisted of the following at April 30:
	2021	2020
Book composition costs	$20,474	$18,744
Software costs	23,262	28,995
Content development costs	5,781	5,904
Product development assets, net	$49,517	$53,643

Product development assets include $6.3 million and $4.9 million of work-in-process as of April 30, 2021 and 2020, respectively.  As of April 30, 2021 this is primarily for book composition costs and, to a lesser extent, software costs. As of April 30, 2020, this is primarily for book composition costs.

Product development assets are net of accumulated amortization of $269.0 million and $244.1 million as of April 30, 2021 and 2020, respectively.

Note 10 – Technology, Property and Equipment

Technology, property and equipment, net consisted of the following at April 30:
	2021	2020
Capitalized software	$536,878	$471,844
Computer hardware	50,714	46,640
Buildings and leasehold improvements	99,636	99,230
Furniture, fixtures, and warehouse equipment	42,674	44,104
Land and land improvements	3,656	3,298
Technology, property and equipment, gross	733,558	665,116
Accumulated depreciation and amortization	(451,288)	(367,111)
Technology, property and equipment, net	$282,270	$298,005

The following table details our depreciation and amortization expense for technology, property and equipment, net:

	For the Years Ended April 30,
	2021	2020	2019
Capitalized software amortization expense	$69,184	$55,685	$50,095
Depreciation and amortization expense, excluding capitalized software	21,955	21,031	19,323
Total depreciation and amortization expense for technology, property and equipment	$91,139	$76,716	$69,418

INDEX

Technology, property and equipment includes $0.6 million and $0.9 million of work-in-process as of April 30, 2021 and 2020, respectively, for capitalized software.

The net book value of capitalized software costs was $202.8 million and $207.5 million as of April 30, 2021 and 2020, respectively.

Note 11 – Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill by segment as of April 30:
	2020 (1)	Acquisitions (2)	Foreign Translation Adjustment	2021
Research Publishing & Platforms	$448,130	$136,789	$34,284	$619,203
Academic & Professional Learning	501,091	—	11,421	512,512
Education Services	167,569	—	5,056	172,625
Total	$1,116,790	$136,789	$50,761	$1,304,340

(1)	The Education Services goodwill balance as of April 30, 2020 includes a cumulative pretax noncash goodwill impairment of $110.0 million.
(2)	Refer to Note 4, “Acquisitions,” for more information related to the acquisitions that occurred in the year ended April 30, 2021.

Annual Goodwill Impairment Test as of February 1, 2021

During the fourth quarter of 2021, we completed step one of our annual goodwill impairment test for our reporting units. We concluded that the fair values of our reporting units were above their carrying values and, therefore, there was no indication of impairment.

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

As noted above, the fair value determined as part of the annual goodwill impairment test completed in the fourth quarter exceeded the carrying value for all of our reporting units. Therefore, there was no impairment of goodwill. However, if the fair value of these reporting units decrease in future periods, we could potentially have an impairment.  The future occurrence of a potential indicator of impairment, such as a decrease in expected net earnings, changes in assumptions including the impact of COVID-19, adverse equity market conditions, a decline in current market multiples, a decline in our common stock price, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require an interim assessment for some or all of the reporting units before the next required annual assessment.

Annual Goodwill Impairment Test as of February 1, 2020

As of February 1, 2020, we completed our annual goodwill impairment test for our reporting units. We concluded that the fair values of our Research Publishing & Platforms and Academic & Professional Learning reporting units were above their carrying values and, therefore, there was no indication of impairment.

INDEX

During our annual goodwill impairment test initiated on February 1, 2020 we identified indicators that the goodwill of the Education Services business was impaired due to underperformance as compared with our acquisition case projections for revenue growth and operating cash flow. Subsequently, during the fourth quarter of fiscal year 2020, we determined that our updated revenue and operating cash flow projections would be further impacted by anticipated near-term headwinds due to COVID-19, including adverse impacts on new student starts and student reenrollment. Therefore, we updated the impairment test as of March 31, 2020 to reflect this change in circumstances. As a result, we concluded that the carrying value was above the fair value which resulted in a pretax noncash goodwill impairment of $110.0 million. This charge is reflected in Impairment of goodwill and intangible assets in the Consolidated Statements of Income (Loss).

Prior to performing the goodwill impairment test for Education Services, we also evaluated the recoverability of long-lived assets of the reporting unit. The carrying value of the long-lived assets that were tested for impairment was $434.0 million. When indicators of impairment are present, we test definite lived and long-lived assets for recoverability by comparing the carrying value of an asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. We considered the lower than expected revenue and forecasted operating cash flows over a sustained period of time, and downward revisions to our cash flow forecasts for this reporting unit to be indicators of impairment for their long-lived assets. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset group of the Education Services reporting unit exceeded the carrying value. Therefore, there was no impairment.

Intangible Assets

Intangible assets, net as of April 30 were as follows:

	2021			2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Accumulated Impairment	Net
Intangible assets with definite lives, net
Content and publishing rights	$1,062,072	$(497,843)	$564,229	$806,862	$(444,756)	$—	$362,106
Customer relationships	384,462	(117,985)	266,477	377,652	(87,234)	—	290,418
Developed technology (1)	42,785	(7,824)	34,961	19,225	(3,273)	(2,841)	13,111
Brands and trademarks	45,630	(26,094)	19,536	42,877	(22,689)	—	20,188
Covenants not to compete	1,250	(1,192)	58	1,675	(1,429)	—	246
Total (2)	1,536,199	(650,938)	885,261	1,248,291	(559,381)	(2,841)	686,069
Intangible assets with indefinite lives
Brands and trademarks (1)	37,000	—	37,000	130,107	—	(93,107)	37,000
Publishing rights	93,041	—	93,041	84,336	—	—	84,336
Total	130,041	—	130,041	214,443	—	(93,107)	121,336
Total intangible assets, net	$1,666,240	$(650,938)	$1,015,302	$1,462,734	$(559,381)	$(95,948)	$807,405

(1)
The developed technology balance as of April 30, 2021 is presented net of accumulated impairments and write-offs of $2.8 million.  The indefinite-lived brands and trademarks cost balance as of April 30, 2021 is net of accumulated impairments of $93.1 million.

(2)	Refer to Note 4, “Acquisitions,” for more information related to the acquisitions that occurred in 2021 and 2020.

Based on the current amount of intangible assets subject to amortization and assuming current foreign exchange rates, the estimated amortization expense for the following years are as follows:

Fiscal Year	Amount
2022	$82,401
2023	76,125
2024	71,367
2025	65,764
2026	63,410
Thereafter	526,194
Total	$885,261

INDEX

Annual Indefinite-Lived Intangibles Impairment Test as of February 1, 2021

We also review our indefinite-lived intangible assets for impairment annually, which consists of brands and trademarks and certain acquired publishing rights. As of February 1, 2021, we completed our annual impairment test related to the indefinite-lived intangible assets. We concluded that the fair values of these indefinite-lived intangible assets were above their carrying values and, therefore, there was no indication of impairment.

Fiscal Year 2020 Impairment

Annual Indefinite-Lived Intangibles Impairment Test as of February 1, 2020

During the fourth quarter of 2020, we completed our annual impairment test related to the indefinite-lived intangible assets. We concluded that the fair values of these indefinite-lived intangible assets were above their carrying values and, therefore, there was no indication of impairment, except for the Blackwell indefinite-lived trademark.

For the year ended April 30, 2020, we recorded a pretax noncash impairment charge of $89.5 million for our Blackwell trademark, which was acquired in 2007 and carried as an indefinite-lived intangible asset primarily related to our Research Publishing & Platforms segment. The impairment reflects our decision to simplify Wiley’s brand portfolio and unify our research journal content under one Wiley brand, which will sharply limit the use of the Blackwell trade name. This impairment resulted in writing off substantially all of the carrying value of the intangible trademark asset. This charge is reflected in Impairment of goodwill and intangible assets in the Consolidated Statements of Income (Loss). The resulting noncash impairment charge was entirely unrelated to COVID-19 or the expected future financial performance of the Research Publishing & Platforms segment.

Intangible Assets with Definite Lives

As a result of our decision to discontinue the use of certain technology offerings within the Research Publishing & Platforms segment, we recorded a pretax noncash impairment charge of $2.8 million related to a certain developed technology intangible. This charge was included in Impairment of goodwill and intangible assets on the Consolidated Statements of Income (Loss).

Note 12 — Operating Leases

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

For operating leases, the ROU assets and liabilities as of April 30 are presented in our Consolidated Statement of Financial Position as follows:
	2021	2020
Operating lease ROU assets	$121,430	$142,716
Short-term portion of operating lease liabilities	22,440	21,810
Operating lease liabilities, non-current	$145,832	$159,782

During the year ended April 30, 2021, we added $6.1 million to the ROU assets and $5.7 million to the operating lease liabilities due to new leases, including due to acquisitions, as well as modifications and remeasurements to our existing operating leases.

INDEX

As a result of expanding the scope of the Business Optimization Program to include the exit of certain leased office space beginning in the third quarter of fiscal 2021, we incurred a pretax restructuring charge of $18.3 million in the three months ended January 31, 2021. This charge included impairment charges and acceleration of expense associated with certain operating lease ROU assets.  See Note 7, “Restructuring and Related Charges” for more information on this program and the charges incurred.

Our total net lease costs were as follows:

	For the Years Ended April 30,
	2021	2020
Operating lease cost	$24,862	$26,027
Variable lease cost	2,135	3,856
Short-term lease cost	248	86
Sublease income	(722)	(691)
Total net lease cost (1)	$26,523	$29,278

(1)
Total net lease cost does not include those costs included in Restructuring and related charges on our Consolidated Statements of Income (Loss). See Note 7, “Restructuring and Related Charges” for more information on these programs.

Other supplemental information includes the following:

	For the Years Ended April 30,
	2021	2020
Weighted-average remaining contractual lease term (years)	9	10
Weighted-average discount rate	5.89%	5.89%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32,344	$28,243

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the Consolidated Statement of Financial Position as of April 30, 2021:

Fiscal Year	Operating Lease Liabilities
2022	$30,674
2023	26,905
2024	24,799
2025	23,235
2026	20,584
Thereafter	95,000
Total future undiscounted minimum lease payments	221,197

Less: Imputed interest	52,925

Present value of minimum lease payments	168,272

Less: Current portion	22,440

Noncurrent portion	$145,832

Prior to the Adoption of ASC Topic 842

The following schedule shows the composition of net rent expense for operating leases for the year ended April 30:

2019
Minimum rental	$29,066
Less: sublease rentals	(719)
Total	$28,347

INDEX

Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays or leasehold improvement allowances, were recorded on a straight-line basis over the term of the lease.

Note 13 –Income Taxes

The provisions for income taxes were as follows:

	For the Years Ended April 30,
	2021	2020	2019
Current Provision
US – Federal	$(6,631)	$1,145	$2,384
International	43,269	37,494	52,518
State and local	1,359	172	2,536
Total current provision	$37,997	$38,811	$57,438
Deferred (benefit) provision
US – Federal	$(11,996)	$(8,476)	$335
International	1,175	(15,022)	(7,630)
State and local	480	(4,118)	(5,454)
Total deferred (benefit)	$(10,341)	$(27,616)	$(12,749)
Total provision	$27,656	$11,195	$44,689

International and United States pretax income (loss) were as follows:

	For the Years Ended April 30,
	2021	2020	2019
International	$202,490	$104,185	$204,326
United States	(26,578)	(167,277)	8,626
Total	$175,912	$(63,092)	$212,952

Our effective income tax rate as a percentage of pretax income differed from the US federal statutory rate as shown below:

	For the Years Ended April 30,
	2021	2020	2019
US federal statutory rate	21.0%	21.0%	21.0%
Cost of higher taxes on non-US income	1.1	4.8	0.9
State income taxes, net of US federal tax benefit	0.8	3.3	(1.3)
US NOL carryback under CARES Act	(8.0)	—	—
Deferred tax (benefit) from US Tax Act	—	—	0.1
Tax credits and related benefits	(0.5)	(1.1)	(0.8)
Impairment of goodwill and intangibles	—	(42.3)	—
Other	1.3	(3.4)	1.1
Effective income tax rate	15.7%	(17.7)%	21.0%

The effective tax rate was 15.7% for the year ended April 30, 2021, compared to a tax expense rate of 17.7% on a pretax loss for the year ended April 30, 2020. Our rate for the year ended April 30, 2021 benefitted by $14.0 million (8.0%) from the CARES Act and certain regulations issued in late July 2020, which enabled us to carry back certain US net operating losses (NOLs), reducing our tax for the year ended April 30, 2020 compared to prior estimates. This benefit was partially offset by (a) $3.5 million (2.0%) from an increase in the official UK statutory rate during our three months ended July 31, 2020, resulting in our taxes in non-US income increasing our effective income tax rate and (b) a $3.2 million (1.8%) increase in our state tax expense included in our state income tax expense above, due to increasing our deferred tax liabilities in connection with our expanded presence in additional states resulting from COVID-19 and employees working in additional locations. The 17.7% tax expense rate on a pretax loss for the year ended April 30, 2020 was primarily due to the non-deductible impairment of goodwill.

INDEX

In connection with the CARES Act and certain regulations, we carried back our April 30, 2020 US NOL to our year ended April 30, 2015 and claimed a $20.7 million refund. The refund plus interest was received in February 2021. The NOL was carried back to fiscal year 2015 when the US corporate tax rate was 35.0%. The carryback to a year with a higher rate, plus certain additional net permanent deductions included in the carryback resulted in a $14.0 million tax benefit. The benefit was partially offset by an increase in the UK statutory rate and an increase in our state tax expense. During the three months ended July 31, 2020, the UK officially enacted legislation that increased its statutory rate from 17% to 19%. This resulted in a $3.5 million noncash deferred tax expense from the re-measurement of our applicable UK net deferred tax liabilities. During the year ended April 30, 2021, as a result of COVID-19, we adjusted our policies to permit employees to work from home, resulting in an increased presence in many states. This resulted in a $3.2 million noncash deferred tax expense from the re-measurement of our applicable US net deferred tax liabilities.

Accounting for Uncertainty in Income Taxes:

As of April 30, 2021 and April 30, 2020, the total amount of unrecognized tax benefits were $9.1 million and $6.2 million, respectively, of which $0.7 million and $0.6 million represented accruals for interest and penalties recorded as additional tax expense in accordance with our accounting policy. We recorded net interest expense on reserves for unrecognized and recognized tax benefits of $0.2 million within each of the years ended April 30, 2021 and 2020. As of April 30, 2021, and April 30, 2020, the total amounts of unrecognized tax benefits that would reduce our income tax provision, if recognized, were approximately $7.4 million and $6.2 million, respectively. We do not expect any significant changes to the unrecognized tax benefits within the next twelve months.

A reconciliation of the unrecognized tax benefits included within the Other long-term liabilities line item on the Consolidated Statements of Financial Position follows:
	2021	2020
Balance at May 1	$6,194	$7,659
Additions for current year tax positions	3,626	694
Additions for prior year tax positions	511	—
Reductions for prior year tax positions	(163)	(655)
Foreign translation adjustment	57	(15)
Payments and settlements	(215)	(56)
Reductions for lapse of statute of limitations	(866)	(1,433)
Balance at April 30	$9,144	$6,194

Tax Audits:

We file income tax returns in the US and various states and non-US tax jurisdictions. Our major taxing jurisdictions are the United States, United Kingdom and Germany. Except for one immaterial item, we are no longer subject to income tax examinations for years prior to fiscal year 2014 in the major jurisdictions in which we are subject to tax. We received a tax audit notice from the Internal Revenue Service with respect to our loss for our year ended April 30, 2020 and the carryback to the year ended April 30, 2015. We also received tax audit notices for our German entities for the fiscal years 2014-2017. The audit process in Germany has been delayed due to COVID-19. We have also addressed inquiries in other jurisdictions where we maintain a smaller presence.

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

We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The significant components of deferred tax assets and liabilities at April 30 were as follows:

	2021	2020
Net operating losses	$19,433	$17,966
Reserve for sales returns and doubtful accounts	3,838	2,638
Accrued employee compensation	32,835	20,114
Foreign and federal credits	5,129	31,487
Other accrued expenses	16,092	11,827
Retirement and post-employment benefits	30,039	37,927
Total gross deferred tax assets	$107,366	$121,959
Less valuation allowance	(4,855)	(23,287)
Total deferred tax assets	$102,511	$98,672

Prepaid expenses and other current assets	$(459)	$(1,142)
Unremitted foreign earnings	(2,485)	(1,985)
Intangible and fixed assets	(260,559)	(205,882)
Total deferred tax liabilities	$(263,503)	$(209,009)
Net deferred tax liabilities	$(160,992)	$(110,337)

Reported As
Deferred tax assets	$11,911	$8,790
Deferred tax liabilities	(172,903)	(119,127)
Net Deferred Tax Liabilities	$(160,992)	$(110,337)

The increase in net deferred tax liabilities is primarily due to additional deferred tax liabilities relating to non-goodwill intangibles acquired in recent acquisitions, partially offset by amortization of our deferred tax liabilities related to non-goodwill intangibles, primarily from prior acquisitions. Our increase in net deferred tax assets is primarily attributable to an increase in our accrued employee compensation and other expenses, partially offset by a decrease in our foreign and federal credits net of applicable valuation allowances, as well as a decrease in our retirement and post-employment benefits. During our year ended April 30, 2021, we expect to use substantially all of our foreign tax credits resulting in the release of related valuation allowances. We have concluded that after valuation allowances, it is more likely than not that we will realize substantially all of the net deferred tax assets at April 30, 2021. In assessing the need for a valuation allowance, we take into account related deferred tax liabilities and estimated future reversals of existing temporary differences, future taxable earnings and tax planning strategies to determine which deferred tax assets are more likely than not to be realized in the future. Changes to tax laws, statutory tax rates and future taxable earnings can have an impact on our valuation allowances.

We have provided a $4.9 million valuation allowance based primarily on the uncertainty of utilizing the tax benefits related to our deferred tax assets for state and federal net operating losses and credits. As of April 30, 2021, we have apportioned state net operating loss carryforwards totaling approximately $115.0 million, with a tax effected value of $6.5 million net of federal benefits. Our state and federal NOLs and credits expire in various amounts over 5 to 19 years.

Since April 30, 2018, we no longer intend to permanently reinvest earnings outside the US. We have recorded a $2.5 million liability related to the estimated taxes that would be incurred upon repatriating certain non-US earnings.

INDEX

Note 14 – Debt and Available Credit Facilities

Our total debt outstanding as of April 30 consisted of the amounts set forth in the following table:

	2021	2020
Short-term portion of long-term debt (1)	$12,500	$9,375

Term loan A - Amended and Restated RCA (2)	222,928	235,263
Revolving credit facility - Amended and Restated RCA	586,160	530,387
Total long-term debt, less current portion	809,088	765,650

Total debt	$821,588	$775,025

(1)	Relates to our term loan A under the Amended and Restated RCA.
(2)	Amounts are shown net of unamortized issuance costs of $0.5 million as of April 30, 2021 and $0.7 million as of April 30, 2020.

The following table summarizes the scheduled annual maturities for the next four years of our long-term debt, including the short-term portion of long-term debt. This schedule represents the principal portion amount of debt outstanding and therefore excludes unamortized issuance costs.

Fiscal Year	Amount
2022	$12,500
2023	18,750
2024	204,688
2025	586,160
Total	$822,098

Amended and Restated RCA

On May 30, 2019, we entered into a credit agreement that amended and restated our existing revolving credit agreement (Amended and Restated RCA). The Amended and Restated RCA provides for senior unsecured credit facilities comprised of a (i) five year revolving credit facility in an aggregate principal amount up to $1.25 billion, and (ii) a five year term loan A facility consisting of $250 million.

Under the terms of the Amended and Restated RCA, which can be drawn in multiple currencies, we have the option of borrowing at the following floating interest rates: (i) at a rate based on the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from 0.98% to 1.50%, depending on our consolidated net leverage ratio, as defined, or (ii) at the lender’s base rate plus an applicable margin ranging from zero to 0.50%, depending on our consolidated net leverage ratio. The lender’s base rate is defined as the highest of (i) the US federal funds effective rate plus a 0.50% margin, (ii) the Eurocurrency rate, as defined, plus a 1.00% margin, or (iii) the Bank of America prime lending rate. In addition, we pay a facility fee for the revolving credit facility ranging from 0.15% to 0.25% depending on our consolidated net leverage ratio. We also have the option to request an increase in the revolving credit facility by an amount not to exceed $500 million, in minimum increments of $50 million, subject to the approval of the lenders.

The Amended and Restated RCA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of April 30, 2021.

In the three months ended July 31, 2019, we incurred an immaterial loss on the write-off of unamortized deferred costs in connection with the refinancing of our revolving credit agreement at that time which is reflected in Other income on the Consolidated Statements of Income (Loss) for the three months ended July 31, 2019.

In the three months ended July 31, 2019, we incurred $4.0 million of costs related to the Amended and Restated RCA which resulted in total costs capitalized of $5.2 million. The amount related to the term loan A facility was $0.9 million, consisting of $0.8 million of lender fees and recorded as a reduction to Long-Term Debt and $0.1 million of non-lender fees included in Other non-current assets on the Consolidated Statements of Financial Position. The amount related to the five-year revolving credit facility was $4.3 million, all of which is included in Other non-current assets on the Consolidated Statements of Financial Position.

INDEX

The amortization expense of the lender and non-lender fees is recognized over the five-year term of the Amended and Restated RCA. Total amortization expense for the years ended April 30, 2021 and 2020 was $1.1 million and $1.0 million, respectively and is included in Interest expense on our Consolidated Statement of Income (Loss).

Lines of Credit

We have other lines of credit aggregating $1.0 million at various interest rates. There were no outstanding borrowings under these credit lines at April 30, 2021, and 2020.

Our total available lines of credit as of April 30, 2021 were approximately $1.5 billion, of which approximately $0.7 billion was unused. The weighted average interest rates on total debt outstanding during the years ended April 30, 2021 and 2020 were 2.03% and 3.12%, respectively. As of April 30, 2021, and 2020, the weighted average interest rates for total debt were 1.98% and 2.26%, respectively.

Based on estimates of interest rates currently available to us for loans with similar terms and maturities, the fair value of our debt approximates its carrying value.

Note 15 – Derivative Instruments and Activities

From time to time, we enter into forward exchange and interest rate swap contracts as a hedge against foreign currency asset and liability commitments, changes in interest rates, and anticipated transaction exposures, including intercompany purchases. All derivatives are recognized as assets or liabilities and measured at fair value. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding adjustment to earnings. We do not use financial instruments for trading or speculative purposes.

Interest Rate Contracts

As of April 30, 2021, we had total debt outstanding of $821.6 million, net of unamortized issuance costs of $0.5 million of which $822.1 million are variable rate loans outstanding under the Amended and Restated RCA, which approximated fair value.

As of April 30, 2021 and 2020, the interest rate swap agreements we maintained were designated as fully effective cash flow hedges as defined under FASB ASC Topic 815, “Derivatives and Hedging” (ASC Topic 815). As a result, there was no impact on our Consolidated Statements of Income (Loss) from changes in the fair value of the interest rate swaps, as they were fully offset by changes in the interest expense on the underlying variable rate debt instruments. Under ASC Topic 815, derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated other comprehensive loss on the Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated other comprehensive loss to Interest Expense on the Consolidated Statements of Income (Loss). It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

The following table summarizes our interest rate swaps designated as cash flow hedges:

			Notional Amount
			As of April 30,
Hedged Item	Date entered into	Nature of Swap	2021	2020	Fixed Interest Rate	Variable Interest Rate
Amended and Restated RCA	April 12, 2021	Pay fixed/receive variable	$100	$—	0.500%	1-month LIBOR reset every month for a 3-year period ending April 15, 2024
Amended and Restated RCA	February 26, 2020	Pay fixed/receive variable	100	100	1.150%	1-month LIBOR reset every month for a 3-year period ending March 15, 2023
Amended and Restated RCA	August 7, 2019	Pay fixed/receive variable	100	100	1.400%	1-month LIBOR reset every month for a 3-year period ending August 15, 2022
Amended and Restated RCA	June 24, 2019	Pay fixed/receive variable	100	100	1.650%	1-month LIBOR reset every month for a 3-year period ending July 15, 2022
			$400	$300

INDEX

On April 4, 2016, we entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, which expired on May 15, 2019, we paid a fixed rate of 0.920% and received a variable rate of interest based on one-month LIBOR from the counterparty which was reset every month for a three-year period ending May 15, 2019. Prior to expiration, the notional amount of the interest rate swap was $350.0 million.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of April 30, 2021 and 2020 was a deferred loss of $5.6 million and $8.3 million, respectively. Based on the maturity dates of the contracts, the entire deferred loss as of April 30, 2021 and 2020 was recorded within Other long-term liabilities.

The pretax (losses) gains that were reclassified from Accumulated other comprehensive loss to Interest expense for the years ended April 30, 2021, 2020, and 2019 were $(3.7) million, $0.4 million, and $4.7 million, respectively. Based on the amount in Accumulated other comprehensive loss at April 30, 2021, approximately $3.2 million, net of tax, would be reclassified into net income in the next twelve months.

Foreign Currency Contracts

We may enter into forward exchange contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign exchange transaction losses on our Consolidated Statements of Income (Loss) and carried at fair value on our Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign exchange transaction losses on our Consolidated Statements of Income (Loss).

During the year ended April 30, 2021, to manage foreign currency exposures on an intercompany loan, we entered into one forward exchange contract to sell €32 million and buy $38.8 million. This forward contract expired on April 15, 2021. We did not designate this forward exchange contract as a hedge under the applicable sections of ASC Topic 815 as the benefits of doing so were not material due to the short-term nature of the contract. The fair value changes in the forward exchange contract substantially mitigated the changes in the value of the applicable foreign currency denominated liability. The fair value of the open forward exchange contract was measured on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. For the year ended April 30, 2021, the loss recognized on this forward contract was $0.8 million and included in Foreign exchange transaction losses on our Consolidated Statement of Income (Loss).

As of April 30, 2021 and 2020, we did not maintain any open forward exchange contracts. In addition, we did not maintain any open forward contracts during the years ended April 30, 2020 and 2019.

Note 16 – Commitment and Contingencies

We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of April 30, 2021, will not have a material effect upon our consolidated financial condition or results of operations.

Note 17 – Retirement Plans

We have retirement plans that cover substantially all employees. The plans generally provide for employee retirement between the ages 60 and 65, and benefits based on length of service and compensation, as defined.

Our Board of Directors approved plan amendments that froze the following retirement plans:

•	Retirement Plan for the Employees of John Wiley & Sons, Canada was frozen effective December 31, 2015;
•	Retirement Plan for the Employees of John Wiley & Sons, Ltd., a UK plan was frozen effective April 30, 2015 and;
•	U.S. Employees’ Retirement Plan, Supplemental Benefit Plan, and Supplemental Executive Retirement Plan, were frozen effective June 30, 2013.

INDEX

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

The components of net pension expense (income) for the defined benefit plans and the weighted average assumptions were as follows:

	For the Years Ended April 30,
	2021		2020		2019
	US	Non-US	US	Non-US	US	Non-US
Service cost	$—	$1,396	$—	$1,851	$—	$912
Interest cost	9,504	8,901	11,247	12,652	11,704	12,943
Expected return on plan assets	(11,969)	(26,971)	(14,038)	(26,116)	(13,472)	(25,551)
Amortization of prior service cost	(154)	58	(154)	73	(154)	57
Amortization of net actuarial loss	3,501	4,516	2,403	3,993	2,035	3,746
Curtailment/settlement loss	—	—	—	291	—	—
Net pension expense (income)	$882	$(12,100)	$(542)	$(7,256)	$113	$(7,893)

Discount rate	3.1%	1.6%	4.1%	2.4%	4.3%	2.6%
Rate of compensation increase	N/A	3.0%	N/A	3.0%	N/A	3.0%
Expected return on plan assets	5.8%	5.7%	6.8%	6.5%	6.8%	6.5%

In the year ended April 30, 2020, there was a settlement charge of $0.3 million related to the Retirement Plan for the Employees of John Wiley & Sons, Canada which is reflected in Restructuring and related charges in the Consolidated Statements of Income (Loss).

The service cost component of net pension expense (income) is reflected in Operating and administrative expenses on our Consolidated Statements of Income (Loss). The other components of net pension expense (income) are reported separately from the service cost component and below Operating income (loss). Such amounts are reflected in Other income on our Consolidated Statements of Income (Loss).

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

INDEX

The following table sets forth the changes in and the status of our defined benefit plans’ assets and benefit obligations:

	2021		2020
	US	Non-US	US	Non-US
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year	$213,946	$445,480	$213,628	$408,249
Actual return on plan assets	34,560	27,971	11,645	48,602
Employer contributions	5,599	12,203	3,700	11,686
Employee contributions	—	—	—	—
Settlements	—	—	—	(1,459)
Benefits paid	(16,976)	(11,921)	(15,027)	(9,162)
Foreign currency rate changes	—	50,153	—	(12,436)
Fair value, end of year	$237,129	$523,886	$213,946	$445,480
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit obligation, beginning of year	$(318,967)	$(534,303)	$(285,197)	$(509,015)
Service cost	—	(1,396)	—	(1,851)
Interest cost	(9,504)	(8,901)	(11,247)	(12,652)
Actuarial gains (losses)	8,863	(17,739)	(37,550)	(36,287)
Benefits paid	16,976	11,921	15,027	9,162
Foreign currency rate changes	—	(59,046)	—	15,176
Settlements and other	—	(150)	—	1,164
Benefit obligation, end of year	$(302,632)	$(609,614)	$(318,967)	$(534,303)
Underfunded status, end of year	$(65,503)	$(85,728)	$(105,021)	$(88,823)
AMOUNTS RECOGNIZED ON THE STATEMENT OF FINANCIAL POSITION
Noncurrent assets	—	6	—	—
Current pension liability	(3,576)	(1,414)	(4,990)	(885)
Noncurrent pension liability	(61,927)	(84,320)	(100,031)	(87,938)
Net amount recognized in statement of financial position	$(65,503)	$(85,728)	$(105,021)	$(88,823)
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS (BEFORE TAX) CONSIST OF
Net actuarial (losses)	$(96,613)	$(213,958)	$(131,569)	$(181,403)
Prior service cost gains (losses)	2,100	(1,299)	2,254	(1,051)
Total accumulated other comprehensive loss	$(94,513)	$(215,257)	$(129,315)	$(182,454)
Change in accumulated other comprehensive loss	$34,802	$(32,803)	$(37,695)	$(4,143)
INFORMATION FOR PENSION PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Accumulated benefit obligation	$302,632	$566,998	$318,967	$497,489
Fair value of plan assets	$237,129	$513,279	$213,946	$445,480
INFORMATION FOR PENSION PLANS WITH A PROJECTED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Projected benefit obligation	$302,632	$599,011	$318,967	$534,303
Fair value of plan assets	$237,129	$513,279	$213,946	$445,480
WEIGHTED AVERAGE ASSUMPTIONS USED IN DETERMINING ASSETS AND LIABILITIES
Discount rate	3.2%	1.9%	3.1%	1.6%
Rate of compensation increase	N/A	3.0%	N/A	3.0%
Accumulated benefit obligations	$(302,632)	$(577,600)	$(318,967)	$(497,489)

Actuarial gains in the US resulting in a decrease to our projected benefit obligation for the year ended April 30, 2021 were primarily due to an increase in the discount rate and updated census data. Actuarial losses in non-US countries resulting in an increase to our projected benefit obligation for the year ended April 30, 2021 were primarily due to an increase in the UK inflation rate offset by an increase in the discount rate.

Actuarial losses in the US and non-US countries resulting in an increase in our projected benefit obligation for the year ended April 30, 2020 were primarily due to a reduction in discount rates and changes to other assumptions.

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

We did not maintain any level 3 assets during the years ended April 30, 2021 and 2020. In accordance with ASU 2015-07, “Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient do not have to be classified in the fair value hierarchy. The fair value amounts presented in the following tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension benefit plan assets.

The following tables set forth, by level within the fair value hierarchy, pension plan assets at their fair value as of April 30:

	2021			2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
US Plan Assets
Investments measured at NAV:
Global equity securities: Limited partnership			$121,569			$110,965
Fixed income securities: Commingled trust funds			115,560			102,981
Total assets at NAV			$237,129			$213,946

Non-US Plan Assets
Equity securities:
US equities	$—	$51,882	$51,882	$—	$36,842	$36,842
Non-US equities	—	124,496	124,496	—	103,460	103,460
Balanced managed funds	—	103,717	103,717	—	44,989	44,989
Fixed income securities: Commingled funds	1,444	236,583	238,027	3,431	254,134	257,565
Other:
Real estate/other	—	543	543	—	490	490
Cash and cash equivalents	5,221	—	5,221	2,134	—	2,134
Total Non-US plan assets	$6,665	$517,221	$523,886	$5,565	$439,915	$445,480
Total plan assets	$6,665	$517,221	$761,015	$5,565	$439,915	$659,426

Expected employer contributions to the defined benefit pension plans in the year ended April 30, 2022 will be approximately $16.8 million, including $13.1 million of minimum amounts required for our non-US plans. From time to time, we may elect to make voluntary contributions to our defined benefit plans to improve their funded status.

INDEX

Benefit payments to retirees from all defined benefit plans are expected to be the following in the fiscal year indicated:

Fiscal Year	US	Non-US	Total
2022	$15,305	$12,211	$27,516
2023	15,446	11,769	27,215
2024	15,593	12,606	28,199
2025	15,024	14,817	29,841
2026	15,064	14,004	29,068
2027 – 2031	75,870	83,009	158,879
Total	$152,302	$148,416	$300,718

Retiree Health Benefits

We provide contributory life insurance and health care benefits, subject to certain dollar limitations, for substantially all of our eligible retired US employees. The retiree health benefit is no longer available for any employee who retires after December 31, 2017. The cost of such benefits is expensed over the years the employee renders service and is not funded in advance. The accumulated post-retirement benefit obligation recognized on the Consolidated Statements of Financial Position as of April 30, 2021 and 2020, was $1.5 and $1.4 million, respectively. Annual credits for these plans for the years ended April 30, 2021, 2020, and 2019 were $(0.1) million, $(0.1) million and $(0.1) million, respectively.

Defined Contribution Savings Plans

We have defined contribution savings plans. Our contribution is based on employee contributions and the level of our match. We may make discretionary contributions to all employees as a group. The expense recorded for these plans was approximately $24.3 million, $19.0 million, and $13.1 million in the years ended April 30, 2021, 2020, and 2019 respectively.

Note 18 – Stock-Based Compensation

All equity compensation plans have been approved by shareholders. Under the 2014 Key Employee Stock Plan, (the Plan), qualified employees are eligible to receive awards that may include stock options, performance-based stock awards, and other restricted stock awards. Under the Plan, a maximum number of 6.5 million shares of our Class A stock may be issued. As of April 30, 2021, there were approximately 2,357,682 securities remaining available for future issuance under the Plan. We issue treasury shares to fund awards issued under the Plan.

Stock Option Activity

Under the terms of our stock option plan, the exercise price of stock options granted may not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable over a maximum period of ten years from the date of grant. For the years ended April 30, 2015 and prior, options generally vest 50% on the fourth and fifth anniversary date after the award is granted. For the year ended April 30, 2016, options vest 25% per year on April 30.

We did not grant any stock option awards since the year ended April 30, 2016. As of April 30, 2019, all outstanding options vested allowing the participant the right to exercise their awards, and there was no unrecognized share-based compensation expense remaining related to stock options.

The fair value of the options granted in the year ended April 30, 2016 was $14.77 using the Black-Scholes option-pricing model. The significant weighted average assumptions used in the fair value determination was the expected life which represented an estimate of the period of time stock options will be outstanding based on the historical exercise behavior of option recipients. The risk-free interest rate was based on the corresponding US Treasury yield curve in effect at the time of the grant. The expected volatility was based on the historical volatility of our Common Stock price over the estimated life of the option, while the dividend yield was based on the expected dividend payments to be made by us.

INDEX

A summary of the activity and status of our stock option plans follows:

	2021				2020		2019
	Number of Options (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Number of Options (in 000’s)	Weighted Average Exercise Price	Number of Options (in 000’s)	Weighted Average Exercise Price
Outstanding at beginning of year	286	$50.14			372	$49.70	611	$48.88
Granted	—	$—			—	$—	—	$—
Exercised	(60)	$43.91			(34)	$38.32	(229)	$47.21
Expired or forfeited	(85)	$52.78			(52)	$54.57	(10)	$56.97
Outstanding at end of year	141	$51.17	2.6	$0.9	286	$50.14	372	$49.70
Exercisable at end of year	141	$51.17	2.6	$0.9	286	$50.14	372	$49.70
Vested and expected to vest in the future at April 30	141	$51.17	2.6	$0.9	286	$50.14	372	$49.70

The intrinsic value is the difference between our common stock price and the option grant price. The total intrinsic value of options exercised during the years ended April 30, 2021, 2020, and 2019 was $0.2 million, $0.3 million, and $4.4 million, respectively. The total grant date fair value of stock options vested during the year ended April 30, 2019 was $4.8 million.

The following table summarizes information about stock options outstanding and exercisable at April 30, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options (in 000’s)	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Number of Options (in 000’s)	Weighted Average Exercise Price
$39.53	34	2.0	$39.53	34	$39.53
$48.06 to $49.55	32	1.1	$48.22	32	$48.22
$55.99 to $59.70	75	3.6	$57.76	75	$57.76
Total/average	141	2.6	$51.17	141	$51.17

Performance-Based and Other Restricted Stock Activity

Under the terms of our long-term incentive plans, performance-based restricted unit awards are payable in restricted shares of our Class A Common Stock upon the achievement of certain three-year or less financial performance-based targets. During each three-year period or less, we adjust compensation expense based upon our best estimate of expected performance. For the years ended April 30, 2015 and prior, restricted performance shares vest 50% on the first and second anniversary date after the award is earned. For the years ended April 30, 2016 and 2017, restricted performance shares vest 50% on June 30 following the end of the three-year performance cycle and 50% on April 30 of the following year. Beginning in the year ended April 30, 2018, restricted performance share units vest 100% on June 30 following the end of the three year performance cycle.

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

Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse, and shares would vest earlier.

INDEX

Activity for performance-based and other restricted stock awards during the years ended April 30, was as follows (shares in thousands):

	2021		2020	2019
	Restricted Shares	Weighted Average Grant Date Value	Restricted Shares	Restricted Shares
Nonvested shares at beginning of year	943	$49.74	756	861
Granted	706	$41.49	759	415
Change in shares due to performance	118	$49.84	(70)	(19)
Vested and issued	(362)	$48.48	(329)	(357)
Forfeited	(125)	$47.88	(173)	(144)
Nonvested shares at end of year	1,280	$45.73	943	756

For the years ended April 30, 2021, 2020 and 2019, we recognized stock-based compensation expense, on a pretax basis, of $22.0 million, $20.0 million and $18.3 million, respectively.

As of April 30, 2021, there was $36.3 million of unrecognized share-based compensation cost related to performance-based and other restricted stock awards, which is expected to be recognized over a period up to 4 years, or 2.2 years on a weighted average basis.

Compensation expense for restricted stock awards is measured using the closing market price of our Class A Common Stock at the date of grant. The total grant date value of shares vested during the years ended April 30, 2021, 2020, and 2019 was $17.6 million, $17.5 million, and $19.6 million, respectively.

President and CEO New Hire Equity Awards

On October 17, 2017, we announced Brian A. Napack as the new President and Chief Executive Officer of Wiley effective December 4, 2017 (the Commencement Date).  Upon the Commencement Date, Mr. Napack also became a member of our Board of Directors (the Board). In connection with his appointment, Wiley and Mr. Napack entered into an employment offer letter (the Employment Agreement).

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

Director Stock Awards

Under the terms of our 2018 Director Stock Plan (the Director Plan), each nonemployee director, other than the Chairman of the Board, receives an annual award of restricted shares of our Class A Common Stock equal in value to 100% of the annual director stock retainer fee, based on the stock price at the close of the New York Stock Exchange on the date of grant. Such restricted shares will vest on the earliest of (i) the day before the next Annual Meeting following the grant, (ii) the nonemployee director’s death or disability (as determined by the Governance Committee), or (iii) a change in control (as defined in the 2014 Key Employee Stock Plan). The granted shares may not be sold or transferred during the time the nonemployee director remains a director. There were 28,360, 20,048, and 18,991 restricted shares awarded under the Director Plan for the years ended April 30, 2021, 2020, and 2019, respectively.

INDEX

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

Share Repurchases

During the year ended April 30, 2020, our Board of Directors approved an additional share repurchase program of $200 million of Class A or B Common Stock. As of April 30, 2021, we had authorization from our Board of Directors to purchase up to $200 million that was remaining under this program. No share repurchases were made under this program during the years ended April 30, 2021 and 2020.

The share repurchase program described above is in addition to the share repurchase program approved by our Board of Directors during the year ended April 30, 2017 of four million shares of Class A or B Common Stock. As of April 30, 2021, we had authorization from our Board of Directors to purchase up to 497,197 additional shares that were remaining under this program.

The following table summarizes the shares repurchased of Class A and B Common Stock during the years ended April 30 (shares in thousands):
	2021	2020	2019
Shares repurchased – Class A	308	1,080	1,191
Shares repurchased – Class B	2	2	—
Average price – Class A and Class B	$50.93	$43.05	$50.35

Dividends

The following table summarizes the cash dividends paid during the year ended April 30, 2021:

Date of Declaration by Board of Directors	Quarterly Cash Dividend	Total Dividend	Class of Common Stock	Dividend Paid Date	Shareholders of Record as of Date
June 25, 2020	$0.3425 per common share	$19.2 million	Class A and Class B	July 22, 2020	July 7, 2020
September 23, 2020	$0.3425 per common share	$19.2 million	Class A and Class B	October 21, 2020	October 6, 2020
December 16, 2020	$0.3425 per common share	$19.2 million	Class A and Class B	January 13, 2021	December 30, 2020
March 24, 2021	$0.3425 per common share	$19.1 million	Class A and Class B	April 21, 2021	April 6, 2021

INDEX

Changes in Common Stock

The following is a summary of changes during the years ended April 30, in shares of our common stock and common stock in treasury (shares in thousands).

Changes in Common Stock A:	2021	2020	2019
Number of shares, beginning of year	70,166	70,127	70,111
Common stock class conversions	42	39	16
Number of shares issued, end of year	70,208	70,166	70,127

Changes in Common Stock A in treasury:
Number of shares held, beginning of year	23,405	22,634	21,853
Purchase of treasury shares	308	1,080	1,192
Restricted shares issued under stock-based compensation plans - non-PSU Awards	(268)	(232)	(205)
Restricted shares issued under stock-based compensation plans - PSU Awards	(88)	(68)	(110)
Shares issued under the Director Plan to Directors	(6)	(97)	(5)
Restricted shares, forfeited	—	1	9
Restricted shares issued from exercise of stock options	(60)	(34)	(229)
Shares withheld for taxes	129	122	130
Other	(1)	(1)	(1)
Number of shares held, end of year	23,419	23,405	22,634
Number of Common Stock A outstanding, end of year	46,789	46,761	47,493

Changes in Common Stock B:	2021	2020	2019
Number of shares, beginning of year	13,016	13,055	13,071
Common stock class conversions	(42)	(39)	(16)
Number of shares issued, end of year	12,974	13,016	13,055

Changes in Common Stock B in treasury:
Number of shares held, beginning of year	3,920	3,918	3,918
Shares repurchased	2	2	—
Number of shares held, end of year	3,922	3,920	3,918
Number of Common Stock B outstanding, end of year	9,052	9,096	9,137

Warrants

In connection with the acquisition of The Learning House, Inc. (Learning House) on November 1, 2018, a portion of the fair value of the consideration transferred was $0.6 million of warrants. The warrants were classified as equity and allow the holder to purchase 400,000 shares of our Class A Common Stock at an exercise price of $90.00, subject to adjustments. The term of the warrants is three years, expiring on November 1, 2021. The fair value of the warrants was determined using the Black-Scholes option pricing model.

INDEX

Note 20 – Segment Information

We report our segment information in accordance with the provisions of FASB ASC Topic 280, “Segment Reporting”. These segments reflect the way our chief operating decision maker evaluates our business performance and manages the operations. The performance metric used by our chief operating decision maker to evaluate performance of our reportable segments is Adjusted Contribution to Profit. Our segment reporting structure consists of three reportable segments, which are listed below, as well as a Corporate category, which includes certain costs that are not allocated to the reportable segments:

•	Research Publishing & Platforms
•	Academic & Professional Learning
•	Education Services

Segment information is as follows:

	For the Years Ended April 30,
	2021	2020	2019
Revenue:
Research Publishing & Platforms	$1,015,349	$948,839	$939,217
Academic & Professional Learning	644,537	650,789	703,303
Education Services	281,615	231,855	157,549
Total revenue	$1,941,501	$1,831,483	$1,800,069

Adjusted Contribution to Profit:
Research Publishing & Platforms	$273,023	$265,353	$260,885
Academic & Professional Learning	91,676	84,646	147,404
Education Services	21,175	(3,844)	(12,883)
Total adjusted contribution to profit	$385,874	$346,155	$395,406
Adjusted corporate contribution to profit	(167,053)	(165,487)	(168,299)
Total adjusted contribution to profit	$218,821	$180,668	$227,107

Depreciation and Amortization:
Research Publishing & Platforms	$83,866	$69,495	$60,889
Academic & Professional Learning	71,997	69,807	68,126
Education Services	29,654	24,131	18,117
Total depreciation and amortization	$185,517	$163,433	$147,132
Corporate depreciation and amortization	14,672	11,694	14,023
Total depreciation and amortization	$200,189	$175,127	$161,155

The following table shows a reconciliation of our consolidated US GAAP Operating Income (Loss) to Non-GAAP Adjusted Contribution to Profit:

	For the Years Ended April 30,
	2021	2020	2019
US GAAP Operating Income (Loss)	$185,511	$(54,287)	$223,989
Adjustments:
Restructuring and related charges (1)	33,310	32,607	3,118
Impairment of goodwill (1)	—	110,000	—
Impairment of Blackwell trade name (1)	—	89,507	—
Impairment of developed technology intangible (1)	—	2,841	—
Non-GAAP Adjusted Contribution to Profit	$218,821	$180,668	$227,107

(1)	See Note 7, “Restructuring and Related Charges” and Note 11, “Goodwill and Intangible Assets” for these charges by segment.

See Note 3, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the years ended April 30, 2021, 2020, and 2019.

INDEX

The following tables shows assets allocated by reportable segment and by the corporate category as of April 30 as follows:

	2021	2020	2019

Research Publishing & Platforms	$1,692,366	$1,225,313	$1,172,145
Academic & Professional Learning	946,760	924,924	959,601
Education Services	472,814	486,316	440,516
Corporate	334,499	532,241	376,504
Total	$3,446,439	$3,168,794	$2,948,766

The following table shows product development spending and additions to technology, property and equipment by reportable segment and by the corporate category:

	For the Years Ended April 30,
	2021	2020	2019

Research Publishing & Platforms	$(24,284)	$(16,329)	$(12,928)
Academic & Professional Learning	(41,897)	(38,229)	(32,337)
Education Services	(3,449)	(613)	(3,160)
Corporate	(33,731)	(60,030)	(53,168)
Total	$(103,361)	$(115,201)	$(101,593)

Revenue from external customers is based on the location of the customer and technology, property and equipment, net by geographic area were as follows:

	Revenue, net			Technology, Property and Equipment, Net
	2021	2020	2019	2021	2020	2019
United States	$990,499	$944,075	$932,927	$241,217	$261,296	$252,459
United Kingdom	145,806	174,567	150,242	19,436	18,076	18,331
China	92,305	58,870	55,024	567	492	688
Japan	91,957	75,104	77,145	234	112	87
Germany	78,035	113,664	97,505	8,459	8,059	8,423
Canada	67,635	56,370	50,882	1,067	1,734	2,659
Australia	57,569	73,718	77,453	890	1,051	1,440
France	45,681	45,033	51,441	4,329	1,358	403
Scandinavia	39,836	29,682	30,971	112	223	229
Other Countries	332,178	260,400	276,479	5,959	5,604	4,302
Total	$1,941,501	$1,831,483	$1,800,069	$282,270	$298,005	$289,021

INDEX

Note 21 – Supplementary Quarterly Financial Information - Results By Quarter (Unaudited)

Amounts in millions, except per share data	2021	2020
Revenue, net
First quarter	$431.3	$423.5
Second quarter	491.0	466.2
Third quarter	482.9	467.1
Fourth quarter	536.3	474.7
Year ended April 30,	$1,941.5	$1,831.5

Gross profit
First quarter	$286.5	$280.4
Second quarter	336.2	322.8
Third quarter	325.3	313.2
Fourth quarter	368.2	324.1
Year ended April 30,	$1,316.2	$1,240.5

Operating income (loss)
First quarter	$30.0	$4.5
Second quarter	69.9	63.4
Third quarter	34.4	48.5
Fourth quarter	51.2	(170.7)
Year ended April 30,	$185.5	$(54.3)

Net income (loss)
First quarter	$16.3	$3.6
Second quarter	68.4	44.7
Third quarter	22.2	35.4
Fourth quarter	41.4	(158.0)
Year ended April 30,	$148.3	$(74.3)

	2021		2020
	Basic	Diluted	Basic	Diluted
Earnings (loss) per share (1)
First quarter	$0.29	$0.29	$0.06	$0.06
Second quarter	1.22	1.22	0.79	0.79
Third quarter	0.40	0.39	0.63	0.63
Fourth quarter (2)	0.74	0.73	(2.83)	(2.83)
Year ended April 30, (2)	$2.65	$2.63	$(1.32)	$(1.32)

(1)	The sum of the quarterly earnings (loss) per share amounts may not agree to the respective annual amounts due to rounding.
(2)
In calculating diluted earnings (loss) per common share for the fourth quarter and year ended April 30, 2020, our diluted weighted average number of common shares outstanding excludes the effect of unvested restricted stock units and other stock awards as the effect was anti-dilutive. This occurs when a US GAAP net loss is reported and the effect of using dilutive shares is antidilutive.

Note 22 – Subsequent Events

Dividend

On June 22, 2021, our Board of Directors declared a quarterly dividend of $0.3450 per share, or approximately $19.3 million, on our Class A and Class B Common Stock.  The dividend is payable on July 21, 2021 to shareholders of record on July 6, 2021.

UK Corporate Tax Rate

As previously disclosed in our Quarterly Report on Form 10-Q filed with the SEC on March 5, 2021, on March 3, 2021, in the UK Budget, the Chancellor of the Exchequer announced a proposed increase in the UK corporate tax rate from 19% to 25%, effective April 2023. On June 10, 2021, the UK officially increased its corporate tax rate from 19% to 25% effective April 2023. We estimate that this statutory tax rate increase will result in a nonrecurring, noncash US GAAP deferred tax expense of approximately $20 million in our three months ended July 31, 2021.

INDEX

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer, together with the Chief Accounting Officer and other members of the Company’s management, have conducted an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting: Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of Hindawi Limited (Hindawi), which we acquired during fiscal year 2021. At April 30, 2021 and for the period from acquisition through April 30, 2021, total assets and operating revenues subject to Hindawi’s internal control over financial reporting represented less than 1% of total  assets, excluding goodwill and intangible assets which are included within the scope of assessment, and less than 1% of total  revenue included in the consolidated financial statements of the Company as of and for the year ended April 30, 2021.  Based on their evaluation, our management concluded that our internal control over financial reporting is effective as of April 30, 2021.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting: During fiscal year 2021, we closed on the acquisition of Hindawi. We excluded Hindawi from the scope of management’s report on internal control over financial reporting for the year ended April 30, 2021. We are in the process of integrating Hindawi to our overall internal control over financial reporting and will include them in scope for the year ending April 30, 2022. This process may result in additions or changes to our internal control over financial reporting.

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

Except as described above, there were no changes in our internal control over financial reporting in the fourth quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

INDEX

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to Executive Officers of the Company, see “Information About Our Executive Officers” as set forth in Part I of this Annual Report on Form 10-K.

The name, age, and background of each of the directors nominated for election are contained under the caption “Election of Directors” in the Proxy Statement for our 2021 Annual Meeting of Shareholders (2021 Proxy Statement) and are incorporated herein by reference.

Information on the audit committee financial experts is contained in the 2021 Proxy Statement under the caption “Report of the Audit Committee” and is incorporated herein by reference.

Information on the Audit Committee Charter is contained in the 2021 Proxy Statement under the caption “Committees of the Board of Directors and Certain Other Information concerning the Board.”

Information with respect to the Company’s Corporate Governance principles is publicly available on the Company’s Corporate Governance website at https://www.wiley.com/en-us/corporategovernance.

Item 11. Executive Compensation

Information on compensation of the directors and executive officers is contained in the 2021 Proxy Statement under the captions “Directors’ Compensation” and “Executive Compensation,” respectively, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information on the beneficial ownership reporting for the directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” within the “Beneficial Ownership of Directors and Management” section of the 2021 Proxy Statement and is incorporated herein by reference. Information on the beneficial ownership reporting for all other shareholders that own 5% of more of the Company’s Class A or Class B Common Stock is contained under the caption “Voting Securities, Record Date, Principal Holders” in the 2021 Proxy Statement and is incorporated herein by reference.

The following table summarizes the Company’s equity compensation plan information as of April 30, 2021:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by shareholders	1,419,234	$51.17	2,357,682

(1)	This amount includes the following awards issued under the 2014 Key Employee Stock Plan:

●	140,973 shares issuable upon the exercise of outstanding stock options with a weighted average exercise price of $51.17.
●	1,278,261 non-vested performance-based and other restricted stock awards. Since these awards have no exercise price, they are not included in the weighted average exercise price calculation.

(2)
Per the terms of the 2014 Key Employee Stock Plan (Plan), a total of 6,500,000 shares shall be authorized for awards granted under the Plan, less one (1) share for every one (1) share that was subject to an option or stock appreciation right granted after April 30, 2014 under the 2009 Key Employee Stock Plan and 1.76 Shares for every one (1) share that was subject to an award other than an option or stock appreciation right granted after April 30, 2014 under the 2009 Key Employee Stock Plan. Any shares that are subject to options or stock appreciation rights shall be counted against this limit as one (1) share for every one (1) share granted, and any shares that are subject to awards other than options or stock appreciation rights shall be counted against this limit as 1.76 Shares for every one (1) share granted. After the Effective Date of the Plan, no awards may be granted under the 2009 Key Employee Stock Plan.

All of the Company’s equity compensation plans are approved by shareholders.

INDEX

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information on related party transactions and the policies and procedures for reviewing and approving related party transactions are contained under the caption “Transactions with Related Persons” within the “Board and Committee Oversight of Risk” section of the 2021 Proxy Statement and are incorporated herein by reference.

Information on director independence is contained under the caption “Director Independence” within the “Board of Directors and Corporate Governance” section of the 2021 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information required by this item is contained in the 2021 Proxy Statement under the caption “Report of the Audit Committee” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements

See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K in Part II Item 8.

(2) Financial Statement Schedule

See Schedule II - Valuation and Qualifying Accounts and Reserves - Years Ended April 30, 2021, 2020 and 2019 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable, or the amounts involved are not material.

(3) Exhibits

Articles of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 1992).

3.2	Certificate of Amendment of the Certificate of Incorporation dated October 13, 1995 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 1996).

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

3.5	Amended and Restated By-Laws dated as of September 2007 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2018).

Instruments Defining the Rights of Security Holders, Including Indentures
4.1
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to the Company’s Report on Form 10-K/A (Amendment No. 1) for the year ended April 30, 2020).

Material Contracts
10.1
Amended and Restated Credit Agreement dated May 30, 2019, among the Company and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and the lenders and other agents party thereto (incorporated by reference to the Company’s Report on Form 8-K filed on June 5, 2019).

INDEX

10.2
Agreement of the Lease dated as of July 14, 2014 between Hub Properties Trust as Landlord, an independent third party and John Wiley and Sons, Inc as Tenant (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2014).

10.3	2018 Director Stock Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2019).

10.4	2014 Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2014).

10.5	Amended 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2014).

10.6	Deferred Compensation Plan for Directors’ 2005 & After Compensation (incorporated by reference to the Report on Form 8-K, filed December 21, 2005).

10.7*	Form of the Fiscal Year 2022 Executive Annual Incentive Plan.

10.8*	Form of the Fiscal Year 2022 Executive Long Term Incentive Plan.

10.9	Form of the Fiscal Year 2021 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the period ended July 31, 2020).

10.10	Form of the Fiscal Year 2021 Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the period ended January 31, 2021).

10.11
Form of the Fiscal 2021 Restricted Share Unit Grant Agreement under the Executive Long-Term Incentive Plan, under the Business Officer Equity Program, pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Report on Form 10-Q for the period ended July 31, 2020).

10.12
Form of the Fiscal Year 2021 Performance Share Unit Grant Agreement, Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Report on Form 10-Q for the period ended January 31, 2021).

10.13	Form of the Fiscal Year 2020 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2019).

10.14	Form of the Fiscal Year 2019 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2018).

10.15	Senior Executive Employment Agreement to Arbitrate dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2003).

10.16	Senior Executive Non-competition and Non-Disclosure Agreement dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2003).

10.17	Senior Executive Employment Agreement dated as of May 20, 2013 between John A. Kritzmacher and the Company (incorporated by reference to the Company’s Report on Form 8-K dated as of June 4, 2013).

10.18
Addendum to the Employment Agreement, effective June 26, 2017, between John A. Kritzmacher, and the Company (incorporated by reference to the Company’s Report on Form 10-Q for the period ended July 31, 2017).

10.19
Senior Executive Employment Agreement letter dated as of March 15, 2004, between Gary M. Rinck and the Company (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2011).

10.20
Employment Letter dated September 26, 2016 between Judy Verses, Executive Vice President, and the Company (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2019).

INDEX

10.21
Employment Letter dated October 12, 2017 between Brian A. Napack, President and Chief Executive Officer, and the Company (incorporated by reference to the Company’s Report on Form 10-Q for the period ended October 31, 2017).

10.22	Employment Letter dated February 5, 2019 between Matthew Kissner, Group Executive, and the Company (incorporated by reference to the Company’s Report on Form 8-K filed on February 7, 2019).

10.23
Form of the Fiscal 2021 Restricted Share Unit Grant Agreement with Matthew S. Kissner under the Executive Long-Term Incentive Plan, under the Business Officer Equity Program, pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Report on Form 10-Q for the period ended July 31, 2020).

10.24
Separation and Release Agreement, dated June 11, 2021 between Matthew S. Kissner, Group Executive Vice President, and the Company (incorporated by reference to the Company’s Report on Form 8-K filed on June 17, 2021).

10.25
Transition and Consulting Agreement, dated June 15, 2021 between Matthew S. Kissner, Group Executive Vice President, and the Company (incorporated by reference to the Company’s Report on Form 8-K filed on June 17, 2021).

10.26
Employment Letter dated April 20, 2018 between Aref Matin, Executive Vice President and Chief Technology Officer, and the Company (incorporated by reference to the Company’s Report on Form 10-Q for the period ended July 31, 2020).

10.27*	John Wiley & Sons, Inc. Supplemental Executive Retirement Plan as Amended and Restated effective as of January 1, 2014.

10.28*	John Wiley & Sons, Inc. Supplemental Benefit Plan Amended and Restated as of January 1, 2014.

10.29*	Deferred Compensation Plan of John Wiley & Sons, Inc. as Amended and Restated Effective as of January 1, 2016 including amendments through December 31, 2016.

10.30*	Amendment to the Deferred Compensation Plan of John Wiley & Sons, Inc. effective January 1, 2020.

10.31*	Employees’ Retirement Plan of John Wiley & Sons, Inc. Amended and Restated June 30, 2013 with amendments through January 1, 2014.

10.32*	Amendment to the Employees’ Retirement Plan of John Wiley & Sons, Inc. effective October 1, 2016.

10.33*	Amendment to the Employees’ Retirement Plan of John Wiley & Sons, Inc. (IRS model 436 provisions).

10.34*	John Wiley & Sons, Inc. Employees’ Savings Plan Amended and Restated Effective July 1, 2013 including amendments through January 1, 2014.

10.35*	Amendment to the John Wiley & Sons, Inc. Employees’ Savings Plan approved December 19, 2018.

10.36*	Amendment to the John Wiley & Sons, Inc. Employees’ Savings Plan approved September 26, 2019.

10.37*	Amendment to the John Wiley & Sons, inc. Employees’ Savings Plan effective January 1, 2020.

10.38*	Amendment to the John Wiley & Sons, Inc. Employees’ Savings Plan effective September 1, 2020 and January 1, 2021.

Subsidiaries
21*	List of Subsidiaries of the Company.

Consent of Independent Registered Public Accounting Firm
23*	Consent of KPMG LLP.

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

INDEX

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Inline XBRL
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*          Filed herewith

INDEX

Item 16. Form 10-K Summary

Not applicable.

(2) Financial Statement Schedule

Schedule II
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED APRIL 30, 2021, 2020, AND 2019
(Dollars in thousands)

Description	Balance at Beginning of Period	Cumulative Effect of Change in Accounting Principle (1)	Charged to Expenses	Deductions From Reserves and Other(2)	Balance at End of Period
Year Ended April 30, 2021
Allowance for sales returns (3)	$19,642	$—	$36,997	$34,440	$22,199
Allowance for doubtful accounts	$18,335	$1,776	$6,957	$5,594	$21,474
Allowance for inventory obsolescence	$16,067	$—	$9,236	$11,333	$13,970
Valuation allowance on deferred tax assets	$23,287	$—	$3,213	$21,645	$4,855
Year Ended April 30, 2020
Allowance for sales returns (3)	$18,542	$—	$48,829	$47,729	$19,642
Allowance for doubtful accounts	$14,307	$—	$5,470	$1,442	$18,335
Allowance for inventory obsolescence	$15,825	$—	$8,699	$8,457	$16,067
Valuation allowance on deferred tax assets	$21,179	$—	$2,108	$—	$23,287
Year Ended April 30, 2019
Allowance for sales returns (3)	$18,628	$—	$37,483	$37,569	$18,542
Allowance for doubtful accounts	$10,107	$—	$5,279	$1,079	$14,307
Allowance for inventory obsolescence	$18,193	$—	$7,328	$9,696	$15,825
Valuation allowance on deferred tax assets	$8,811	$—	$51	$(12,317)	$21,179

(1)
See Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards” of the Notes to Consolidated Financial Statements of this Form 10-K regarding the adoption of ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. We adopted the new standard on May 1, 2020, with a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption.

(2)
Deductions From Reserves and Other for the years ended April 30, 2021, 2020, and 2019 include foreign exchange translation adjustments. Included in Allowance for doubtful accounts are accounts written off, less recoveries. Included in Allowance for inventory obsolescence are items removed from inventory. Included in Valuation allowance on deferred tax assets for the year ended April 30, 2019 are foreign tax credits generated and valuation allowances needed in connection with the Tax Act. Substantially all of those foreign tax credits are expected to be used during the year ended April 30, 2021 eliminating the need for that portion of our valuation allowance.

(3)
Allowance for sales returns represents anticipated returns net of a recovery of inventory and royalty costs. The provision is reported as a reduction of gross sales to arrive at revenue and the reserve balance is reported as an increase in Contract liabilities with a corresponding increase in Inventories, net and a reduction in Accrued royalties for the years ended April 30, 2021, 2020, and 2019.

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN WILEY & SONS, INC.
(Company)

Dated: July 6, 2021	By:	/s/ Brian A. Napack
Brian A. Napack
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Titles	Dated

/s/ Brian A. Napack	President and Chief Executive Officer and	July 6, 2021
Brian A. Napack	Director

/s/ John A. Kritzmacher	Executive Vice President and Chief Financial Officer	July 6, 2021
John A. Kritzmacher

/s/ Christopher F. Caridi	Senior Vice President, Global Corporate Controller and	July 6, 2021
Christopher F. Caridi	Chief Accounting Officer

/s/ Jesse C. Wiley	Chairman of the Board	July 6, 2021
Jesse C. Wiley

/s/ Mari J. Baker	Director	July 6, 2021
Mari J. Baker

/s/ George D. Bell	Director	July 6, 2021
George D. Bell

/s/ Beth A. Birnbaum	Director	July 6, 2021
Beth A. Birnbaum

/s/ David C. Dobson	Director	July 6, 2021
David C. Dobson

/s/ Mariana Garavaglia	Director	July 6, 2021
Mariana Garavaglia

/s/ Laurie A. Leshin	Director	July 6, 2021
Laurie A. Leshin

/s/ Raymond W. McDaniel, Jr.	Director	July 6, 2021
Raymond W. McDaniel, Jr.

/s/ William J. Pesce	Director	July 6, 2021
William J. Pesce

INDEX