Form 10-Q
period 2021-07-31
JOHN WILEY & SONS, INC.
filed 2021-09-03
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

The number of shares outstanding of each of the Registrant’s classes of common stock as of August 31, 2021 were:

Class A, par value $1.00 – 46,828,460
Class B, par value $1.00 – 9,048,725

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION

Index

Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. The Securities and Exchange Commission (SEC) encourages companies to disclose forward-looking information so that investors can better understand a company’s prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding our fiscal year 2022 outlook, the anticipated impact on the ability of our employees, contractors, customers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business in the future due to the coronavirus (COVID-19) outbreak, anticipated restructuring charges and savings, operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those described in any forward-looking statements. Any such forward-looking statements are based upon many assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond our control, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment by Wiley in new technologies and products; (ii) subscriber renewal rates for our journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the seasonal nature of our educational business and the impact of the used book market; (vii) worldwide economic and political conditions; (viii) our ability to protect our copyrights and other intellectual property worldwide; (ix) our ability to successfully integrate acquired operations and realize expected opportunities; (x) the ability to realize operating savings over time and in fiscal year 2022 in connection with our multiyear Business Optimization Program; and (xi) other factors detailed from time to time in our filings with the SEC. We undertake no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

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

In this report, we may present the following non-GAAP performance measures:
●	Adjusted Earnings Per Share (Adjusted EPS);
●	Free Cash Flow less Product Development Spending;
●	Adjusted Contribution to Profit and margin;
●	Adjusted Income Before Taxes;
●	Adjusted Income Tax Provision;
●	Adjusted Effective Tax Rate;
●	EBITDA, Adjusted EBITDA and margin;
●	Organic revenue; and
●	Results on a constant currency basis.

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
●
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

Non-GAAP performance measures do not have standardized meanings prescribed by US GAAP and therefore may not be comparable to the calculation of similar measures used by other companies and should not be viewed as alternatives to measures of financial results under US GAAP. The adjusted metrics have limitations as analytical tools, and should not be considered in isolation from, or as a substitute for, US GAAP information. It does not purport to represent any similarly titled US GAAP information and is not an indicator of our performance under US GAAP. Non-GAAP financial metrics that we present may not be comparable with similarly titled measures used by others. Investors are cautioned against placing undue reliance on these non-GAAP measures.

Index

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – UNAUDITED
In thousands

	July 31, 2021	April 30, 2021
Assets:
Current assets
Cash and cash equivalents	$82,982	$93,795
Accounts receivable, net of allowance for credit losses of $21.4 million and $21.5 million, respectively	284,579	311,571
Inventories, net	40,392	42,538
Prepaid expenses and other current assets	70,736	78,393
Total current assets	478,689	526,297

Product development assets, net	49,017	49,517
Royalty advances, net	27,668	39,582
Technology, property and equipment, net	273,306	282,270
Intangible assets, net	995,613	1,015,302
Goodwill	1,301,599	1,304,340
Operating lease right-of-use assets	122,334	121,430
Other non-current assets	114,574	107,701
Total assets	$3,362,800	$3,446,439

Liabilities and shareholders' equity:
Current liabilities
Accounts payable	$62,230	$95,791
Accrued royalties	90,064	78,582
Short-term portion of long-term debt	12,500	12,500
Contract liabilities	418,459	545,425
Accrued employment costs	66,771	144,744
Accrued income taxes	9,628	8,590
Short-term portion of operating lease liabilities	21,547	22,440
Other accrued liabilities	81,902	80,900
Total current liabilities	763,101	988,972

Long-term debt	952,020	809,088
Accrued pension liability	136,391	146,247
Deferred income tax liabilities	188,880	172,903
Operating lease liabilities	145,340	145,832
Other long-term liabilities	99,163	92,106
Total liabilities	2,284,895	2,355,148

Shareholders’ equity
Preferred stock, $1 par value per share: Authorized shares – 2 million, Issued shares - 0	—	—
Class A common stock, $1 par value per share: Authorized shares- 180 million, Issued shares - 70,211 and 70,208 as of July 31, 2021 and April 30, 2021, respectively	70,211	70,208
Class B common stock, $1 par value per share: Authorized shares - 72 million, Issued shares - 12,971 and 12,974 as of July 31, 2021 and April 30, 2021, respectively	12,971	12,974
Additional paid-in-capital	445,690	444,358
Retained earnings	1,844,578	1,850,058
Accumulated other comprehensive loss, net of tax	(494,600)	(490,790)
Less treasury shares at cost (Class A – 23,390 and 23,419 as of July 31, 2021 and April 30, 2021, respectively; Class B – 3,923 and 3,922 as of July 31, 2021 and April 30, 2021, respectively)	(800,945)	(795,517)
Total shareholders’ equity	1,077,905	1,091,291
Total liabilities and shareholders' equity	$3,362,800	$3,446,439

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended July 31,
	2021	2020
Revenue, net	$488,388	$431,326

Costs and expenses
Cost of sales	165,956	144,809
Operating and administrative expenses	260,589	237,369
Restructuring and related (credits) charges	(276)	2,218
Amortization of intangible assets	21,151	16,891
Total costs and expenses	447,420	401,287

Operating income	40,968	30,039

Interest expense	(4,639)	(4,614)
Foreign exchange transaction gains (losses)	370	(82)
Gain on sale of certain assets	3,750	—
Other income, net	3,553	4,391

Income before taxes	44,002	29,734
Provision for income taxes	30,172	13,400

Net income	$13,830	$16,334

Earnings per share:
Basic	$0.25	$0.29
Diluted	$0.24	$0.29

Weighted average number of common shares outstanding:
Basic	55,869	55,912
Diluted	56,599	56,193

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED
Dollars in thousands

	Three Months Ended July 31,
	2021	2020
Net income	$13,830	$16,334

Other comprehensive (loss) income:
Foreign currency translation adjustment	(5,937)	46,853
Unamortized retirement credits (costs), net of tax (expense) benefit of $(443) and $1,705, respectively	1,589	(5,665)
Unrealized gain on interest rate swaps, net of tax (expense) of $(173) and $(30), respectively	538	191
Total other comprehensive (loss) income	(3,810)	41,379

Comprehensive income	$10,020	$57,713

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Dollars in thousands

	Three Months Ended July 31,
	2021	2020
Operating activities
Net income	$13,830	$16,334
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangible assets	21,151	16,891
Amortization of product development assets	9,058	9,148
Depreciation and amortization of technology, property and equipment	24,357	23,468
Restructuring and related (credits) charges	(276)	2,218
Stock-based compensation expense	6,341	4,314
Employee retirement plan expense	6,239	4,033
Foreign exchange transaction (gains) losses	(370)	82
Gain on sale of certain assets	(3,750)	—
Other noncash charges	27,672	15,285
Net change in operating assets and liabilities	(189,026)	(212,556)
Net cash used in operating activities	(84,774)	(120,783)
Investing activities
Product development spending	(5,670)	(5,325)
Additions to technology, property and equipment	(17,910)	(18,964)
Businesses acquired in purchase transactions, net of cash acquired	(3,032)	(136)
Proceeds related to the sale of certain assets	3,375	—
Acquisitions of publication rights and other	(295)	(3,855)
Net cash used in investing activities	(23,532)	(28,280)
Financing activities
Repayments of long-term debt	(41,300)	(139,331)
Borrowings of long-term debt	184,003	206,687
Purchases of treasury shares	(7,367)	—
Change in book overdrafts	(12,780)	(3,292)
Cash dividends	(19,307)	(19,261)
Impact of tax withholding on stock-based compensation and other	(4,160)	(1,319)
Net cash provided by financing activities	99,089	43,484
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(1,586)	4,500
Cash reconciliation:
Cash and cash equivalents	93,795	202,464
Restricted cash included in Prepaid expenses and other current assets	564	583
Balance at beginning of period	94,359	203,047
(Decrease)/increase for the period	(10,803)	(101,079)
Cash and cash equivalents	82,982	101,385
Restricted cash included in Prepaid expenses and other current assets	574	583
Balance at end of period	$83,556	$101,968
Cash paid during the period for:
Interest	$4,183	$4,221
Income taxes, net of refunds	$6,441	$25,704

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Index

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2021	$70,208	$12,974	$444,358	$1,850,058	$(490,790)	$(795,517)	$1,091,291
Restricted shares issued under stock-based compensation plans	—	—	(6,342)	(3)	—	6,409	64
Impact of tax withholding on stock-based compensation and other	—	—	310	—	—	(4,470)	(4,160)
Stock-based compensation expense	—	—	7,364	—	—	—	7,364
Purchase of treasury shares	—	—	—	—	—	(7,367)	(7,367)
Class A common stock dividends ($0.3450 per share)	—	—	—	(16,185)	—	—	(16,185)
Class B common stock dividends ($0.3450 per share)	—	—	—	(3,122)	—	—	(3,122)
Common stock class conversions	3	(3)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	13,830	(3,810)	—	10,020
Balance at July 31, 2021	$70,211	$12,971	$445,690	$1,844,578	$(494,600)	$(800,945)	$1,077,905

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2020	$70,166	$13,016	$431,680	$1,780,129	$(575,497)	$(785,870)	$933,624
Cumulative effect of change in accounting principle, net of tax	—	—	—	(1,390)	—	—	(1,390)
Restricted shares issued under stock-based compensation plans	—	—	(5,121)	1	—	5,184	64
Impact of tax withholding on stock-based compensation and other	—	—	368	—	—	(1,687)	(1,319)
Stock-based compensation expense	—	—	4,314	—	—	—	4,314
Class A common stock dividends ($0.3425 per share)	—	—	—	(16,149)	—	—	(16,149)
Class B common stock dividends ($0.3425 per share)	—	—	—	(3,112)	—	—	(3,112)
Common stock class conversions	11	(11)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	16,334	41,379	—	57,713
Balance at July 31, 2020	$70,177	$13,005	$431,241	$1,775,813	$(534,118)	$(782,373)	$973,745

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

Our Unaudited Condensed Consolidated Financial Statements include all the accounts of the Company and our subsidiaries. We have eliminated all intercompany transactions and balances in consolidation. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Unaudited Condensed Consolidated Financial Condition, Results of Operations, Comprehensive Income and Cash Flows for the periods presented. Operating results for the interim period are not necessarily indicative of the results expected for the full year. All amounts are in thousands, except per share amounts, and approximate due to rounding. These financial statements should be read in conjunction with the most recent audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 as filed with the SEC on July 6, 2021 (2021 Form 10-K).

Our Unaudited Condensed Consolidated Financial Statements were prepared in accordance with the interim reporting requirements of the SEC. As permitted under those rules, annual footnotes or other financial information that are normally required by US GAAP have been condensed or omitted. The preparation of our Unaudited Condensed Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

In the fourth quarter of fiscal year 2021, a UK entity acquired in connection with the acquisition of mthree, which was acquired on January 1, 2020, was erroneously dissolved by the Company in accordance with UK Companies Act regulations while still holding assets. This entity, along with its subsidiaries, (the entity) had various net intercompany receivables owed to them from other Wiley companies of approximately $188.8 million as of April 30, 2021 (approximately $189.1 million as of July 31, 2021), which upon a dissolution technically revert to the British Crown (Crown). Wiley has petitioned to Companies House to reinstate the entity without prejudice. The Company believes the likelihood that reinstatement will not occur is remote as it entails an administrative exercise to remedy, not a negotiation.

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

The Company evaluated the criteria in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, “Consolidations” to determine if consolidating the entity was appropriate under US GAAP. Based on that evaluation and the administrative nature of the process to restore, the Company concluded that although the entity was dissolved, we maintained control of the assets of the entity and, therefore, appropriately consolidated the assets, liabilities and operations of the entity in our consolidated financial statements as of April 30, 2021. In connection with that conclusion, the Company also concluded that it does not have conditions to require a loss or liability to the Crown to be recorded in fiscal year 2021, other than immaterial fees associated with the restoration process. The Company anticipates the restoration of the entity, with the entirety of its net assets, to be completed by the second quarter of fiscal year 2022.

As of July 31, 2021, there has been no change in the Company’s conclusions or in the expected timing of the restoration of the entity as described above. Accordingly, the Company continued to consolidate the assets, liabilities and operations of the entity in its consolidated financial statements as of July 31, 2021.

Index

Note 2 — Recent Accounting Standards

Recently Adopted Accounting Standards

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.”  This ASU is intended to simplify various aspects related to accounting for income taxes, eliminates certain exceptions within Topic 740, “Income Taxes” and clarifies certain aspects of the current guidance to promote consistent application. We adopted ASU 2019-12 on May 1, 2021. The adoption did not have a material impact on our consolidated financial statements at the time of adoption. The impact in the future would depend on any changes in tax laws and the applicable enactment dates. In accordance with ASU 2019-12, the enactment date is when any effects are recognized in the consolidated financial statements.

Recently Issued Accounting Standards

Convertible Debt Instruments, Derivatives and EPS

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock.  As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions.  In addition, this ASU improves and amends the related earnings-per-share (EPS) guidance. This standard is effective for us on May 1, 2022, including interim periods within the fiscal year. Adoption is either a modified retrospective method or a fully retrospective method of transition. We are currently assessing the impact the new guidance will have on our consolidated financial statements.

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

Hindawi’s revenue and operating income included in our Research Publishing and Platforms segment results for the three months ended July 31, 2021 was $11.5 million and $1.8 million, respectively.

Index

During the three months ended July 31, 2021, no revisions were made to the allocation of the consideration transferred to the assets acquired and liabilities assumed. We recorded the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date, which included a preliminary allocation of $147.4 million of goodwill allocated to the Research Publishing & Platforms segment, and $194.9 million of intangible assets subject to amortization.

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

Note 4 — Revenue Recognition, Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by segment and product type.

	Three Months Ended July 31,
	2021	2020
Research Publishing & Platforms:
Research Publishing	$263,358	$230,464
Research Platforms	11,398	10,346
Total Research Publishing & Platforms	274,756	240,810

Academic & Professional Learning:
Education Publishing (1)	66,380	63,603
Professional Learning	72,884	62,829
Total Academic & Professional Learning	139,264	126,432

Education Services:
University Services (2)	54,394	50,262
Talent Development Services (1)(3)	19,974	13,822
Total Education Services	74,368	64,084

Total Revenue	$488,388	$431,326

(1)
In May 2021, we moved the WileyNXT product offering from Academic & Professional Learning – Education Publishing to Education Services – Talent Development Services. As a result, the prior period results related to the WileyNXT product offering have been included in Education Services - Talent Development Services. The revenue was $0.5 million for the three months ended July 31, 2020. There were no changes to our total consolidated financial results.

(2)	University Services was previously referred to as Education Services OPM.
(3)	Talent Development Services was previously referred to as mthree.

The following information describes our disaggregation of revenue by segment and product type. Overall, the majority of our revenue is recognized over time.

Research Publishing & Platforms

Research Publishing & Platforms’ customers include academic, corporate, government, and public libraries, funders of research, researchers, scientists, clinicians, engineers and technologists, scholarly and professional societies, and students and professors. Research Publishing & Platforms products are sold and distributed globally through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, and other customers. Publishing centers include Australia, China, Germany, India, the United Kingdom (UK), and the United States (US). The majority of revenue generated from Research Publishing and Platforms products is recognized over time. Total Research Publishing & Platforms revenue was $274.8 million in the three months ended July 31, 2021.

Index

We disaggregated revenue by Research Publishing and Research Platforms to reflect the different type of products and services provided.

Research Publishing Products

Research Publishing products provide scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Research Publishing revenue was $263.4 million in the three months ended July 31, 2021 and the majority is recognized over time.

Research Publishing products generate approximately 80% of its revenue from contracts with its customers from Journal Subscriptions (pay to read), Open Access (pay to publish) and Comprehensive Agreements (read and publish) and the remainder from Licensing, Reprints, Backfiles, and Other.

Research Platforms Services

Research Platforms is a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content on the web through the Literatum platform. Research Platforms revenue was $11.4 million in the three months ended July 31, 2021 and the majority is recognized over time.

Academic & Professional Learning

Academic & Professional Learning provides Education Publishing and Professional Learning products and services including scientific, professional, and education print and digital books, digital courseware, and test preparation services, to libraries, corporations, students, professionals, and researchers, as well as learning, development, and assessment services for businesses and professionals. Communities served include business, finance, accounting, workplace learning, management, leadership, technology, behavioral health, engineering/ architecture, science and medicine, and education.  Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, web sites, distributor networks and other online applications. Publishing centers include Australia, Germany, India, the UK, and the US. Total Academic & Professional Learning revenue was $139.3 million in the three months ended July 31, 2021.

We disaggregated revenue by type of products provided. Academic & Professional Learning products are Education Publishing and Professional Learning. Academic & Professional Learning revenues are mainly recognized at a point in time.

Education Publishing Products
Education Publishing products revenue was $66.4 million in the three months ended July 31, 2021. Education Publishing products generate approximately 75% of its revenue from contracts with its customers from Education (print and digital) Publishing, which is recognized at a point in time, and 7% from Digital Courseware which is recognized over time. The remainder of its revenues were from Test Preparation and Certification and Licensing and Other, which has a mix of revenue recognized at a point in time and over time.

Professional Learning Products
Professional Learning products revenue was $72.9 million in the three months ended July 31, 2021. Professional Learning (print and digital) products generate approximately 61% of revenue from contracts with its customers from Professional Publishing, and Licensing and Other, and both are mainly recognized at a point in time. Approximately 39% of Professional Learning products revenue is from contracts with its customers from Corporate Training and Corporate Learning, which is recognized mainly over time.

Education Services

Education Services revenue was $74.4 million in the three months ended July 31, 2021 and the majority is recognized over time. We disaggregated revenue by type of services provided, which are University Services (previously referred to as Education Services OPM) and Talent Development Services (previously referred to as mthree).

Index

University Services

University Services revenue was $54.4 million in the three months ended July 31, 2021 and is mainly recognized over time. University Services engages in the comprehensive management of online degree programs for universities and has grown to include a broad array of tech enabled service offerings that address our partner specific pain points. Increasingly, this includes delivering full stack career credentialing education that advances specific careers with in-demand skills.
Talent Development Services

Talent Development Services revenue was $20.0 million in the three months ended July 31, 2021 and is recognized at the point in time the services are provided to its customers. Talent Development Services is a talent placement provider that finds, trains and places job-ready technology talent in roles with leading corporations worldwide.

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

The following table provides information about accounts receivable, net and contract liabilities from contracts with customers.

	July 31, 2021	April 30, 2021	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$284,579	$311,571	$(26,992)
Contract liabilities (1)	418,459	545,425	(126,966)
Contract liabilities (included in Other long-term liabilities)	$18,382	$19,560	$(1,178)

(1)	The sales return reserve recorded in Contract liabilities is $40.7 million and $38.0 million, as of July 31, 2021 and April 30, 2021, respectively.

For the three months ended July 31, 2021, we estimate that we recognized revenue of approximately 40% that was included in the current contract liability at April 30, 2021.

The decrease in contract liabilities excluding the sales return reserve, was primarily driven by revenue earned on journal subscription agreements, comprehensive agreements, open access and test preparation and certification offerings, partially offset by renewals of journal subscription agreements, comprehensive agreements, open access, and test preparation and certification offerings.

Remaining Performance Obligations included in Contract Liability

As of July 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $436.8 million, which included the sales return reserve of $40.7 million. Excluding the sales return reserve, we expect that approximately $377.7 million will be recognized in the next twelve months with the remaining $18.4 million to be recognized thereafter.

Assets Recognized for the Costs to Fulfill a Contract

Costs to fulfill a contract are directly related to a contract that will be used to satisfy a performance obligation in the future and are expected to be recovered. These costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. These types of costs are incurred in the following product types, (1) Research Platforms services, which includes customer specific implementation costs per the terms of the contract and (2) University Services, which includes customer specific costs to develop courses per the terms of the contract.

Our assets associated with incremental costs to fulfill a contract were $11.8 million and $12.1 million at July 31, 2021 and April 30, 2021, respectively, and are included within Other non-current assets on our Unaudited Condensed Consolidated Statements of Financial Position. We recorded amortization expense of $1.5 million and $1.2 million in the three months ended July 31, 2021 and 2020, respectively, related to these assets within Cost of sales on our Unaudited Condensed Consolidated Statements of Net Income.

Index

Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Academic & Professional Learning segment, occur before the transfer of control of the related goods. Therefore, in accordance with the revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are primarily reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net Income. We incurred $6.8 million and $6.7 million in shipping and handling costs in the three months ended July 31, 2021 and 2020, respectively.

Note 5 — Operating Leases

Lessee

We have contractual obligations as a lessee with respect to offices, warehouses and distribution centers, automobiles, and office equipment.

We determine if an arrangement is a lease at inception of the contract in accordance with guidance detailed in the lease standard and we perform the lease classification test as of the lease commencement date. Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.

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

For operating leases, the ROU assets and lease liabilities are presented on our Unaudited Condensed Consolidated Statement of Financial Position as follows:

	July 31, 2021	April 30, 2021
Operating lease ROU assets	$122,334	$121,430
Short-term portion of operating lease liabilities	21,547	22,440
Operating lease liabilities, non-current	$145,340	$145,832

During the three months ended July 31, 2021, we added $5.0 million to the ROU assets and operating lease liabilities due to new leases, as well as modifications and remeasurements to our existing operating leases.

Our total net lease costs are as follows:

	Three Months Ended July 31,
	2021	2020
Operating lease cost	$5,917	$6,635
Variable lease cost	344	521
Short-term lease cost	20	88
Sublease income	(201)	(170)
Total net lease cost (1)	$6,080	$7,074

(1)
Total net lease cost does not include those costs and sublease income included in Restructuring and related (credits) charges on our Unaudited Condensed Consolidated Statements of Net Income. This includes those operating leases we had identified in the year ended April 30, 2021 as part of our Business Optimization program that would be subleased. See Note 9, “Restructuring and Related (Credits) Charges” for more information on these programs.

Index

Other supplemental information includes the following:
	Three Months Ended July 31,
	2021	2020
Weighted-average remaining contractual lease term (years)	9	10
Weighted-average discount rate	5.83%	5.89%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,974	$8,974

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in our Unaudited Condensed Consolidated Statement of Financial Position as of July 31, 2021:

Fiscal Year	Operating Lease Liabilities
2022 (remaining 9 months)	$22,263
2023	27,323
2024	26,010
2025	24,630
2026	21,991
Thereafter	95,376
Total future undiscounted minimum lease payments	217,593

Less: Imputed interest	50,706

Present value of minimum lease payments	166,887

Less: Current portion	21,547

Noncurrent portion	$145,340

Note 6 — Stock-Based Compensation

We have stock-based compensation plans under which employees may be granted performance-based stock awards, other restricted stock awards and options. We recognize the grant date fair value of stock-based compensation in net income on a straight-line basis, net of estimated forfeitures over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established up to three years in advance, or less. For the three months ended July 31, 2021 and 2020, we recognized stock-based compensation expense, on a pretax basis, of $6.3 million and $4.3 million, respectively.

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

The following table summarizes awards we granted to employees (shares in thousands):
	Three Months Ended July 31,
	2021	2020
Restricted Stock:
Awards granted (shares)	433	358
Weighted average fair value of grant	$57.36	$38.88

Index

Stock Option Activity

On June 24, 2021, we granted 220,000 stock option awards. These options vest 10% on April 30, 2022, 20% on April 30, 2023, 30% on April 30, 2024 and 40% on April 30, 2025. The options are exercisable over a maximum period of ten years from the date of grant. The grant date fair value of these options was $11.80 using the Black-Scholes option-pricing model. The significant assumptions used in the fair value determination were as follows:

Expected life of options (years)	6.3
Risk-free interest rate	1.1%
Expected volatility	30.6%
Expected dividend yield	2.4%
Fair value of common stock on grant date	$57.34
Exercise price of stock option grant	$63.07

Prior to the above stock option grants in the three months ended July 31, 2021, we did not grant any stock option awards since the year ended April 30, 2016. As of April 30, 2019, all outstanding stock options vested allowing the participant the right to exercise their awards, and there was no unrecognized share-based compensation expense remaining related to those stock options.

Note 7 — Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three months ended July 31, 2021 and 2020 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total
Balance at April 30, 2021	$(257,941)	$(228,146)	$(4,703)	$(490,790)
Other comprehensive (loss) income before reclassifications	(5,937)	142	(293)	(6,088)
Amounts reclassified from Accumulated other comprehensive loss	—	1,447	831	2,278
Total other comprehensive (loss) income	(5,937)	1,589	538	(3,810)
Balance at July 31, 2021	$(263,878)	$(226,557)	$(4,165)	$(494,600)

Balance at April 30, 2020	$(340,703)	$(227,920)	$(6,874)	$(575,497)
Other comprehensive income (loss) before reclassifications	46,853	(7,190)	(669)	38,994
Amounts reclassified from Accumulated other comprehensive loss	—	1,525	860	2,385
Total other comprehensive income (loss)	46,853	(5,665)	191	41,379
Balance at July 31, 2020	$(293,850)	$(233,585)	$(6,683)	$(534,118)

During the three months ended July 31, 2021 and 2020, pretax actuarial losses included in Unamortized Retirement Costs of approximately $1.8 million and $1.9 million, respectively, were amortized from Accumulated other comprehensive loss and recognized as pension and post-retirement benefit expense primarily in Operating and administrative expenses and Other income, net on our Unaudited Condensed Consolidated Statements of Net Income.

Our policy for releasing the income tax effects from accumulated other comprehensive (loss) income is to release when the corresponding pretax accumulated other comprehensive (loss) income items are reclassified to earnings.

Index

Note 8 — Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share follows (shares in thousands):

	Three Months Ended July 31,
	2021	2020
Weighted average shares outstanding	55,869	55,916
Less: Unvested restricted shares	—	(4)
Shares used for basic earnings per share	55,869	55,912
Dilutive effect of unvested restricted stock units and other stock awards	730	281
Shares used for diluted earnings per share	56,599	56,193
Antidilutive options to purchase Class A common shares, restricted shares, warrants to purchase Class A common shares, and contingently issuable restricted stock which are excluded from the table above	930	1,086

The shares associated with performance-based stock awards are considered contingently issuable shares and will be included in the diluted weighted average number of common shares outstanding when they have met the performance conditions and when their effect is dilutive.

Note 9 — Restructuring and Related (Credits) Charges

Business Optimization Program

Beginning in fiscal year 2020, we initiated a multi-year Business Optimization Program (the “Business Optimization Program”) to drive efficiency improvement and operating savings.

The following tables summarize the pretax restructuring (credits) charges related to this program:

	Three Months Ended July 31,		Total Charges
	2021	2020	Incurred to Date
(Credits) Charges by Segment:
Research Publishing & Platforms	$216	$(197)	$3,861
Academic & Professional Learning	171	(227)	13,875
Education Services	(34)	139	4,271
Corporate Expenses	(629)	2,470	43,979
Total Restructuring and Related (Credits) Charges	$(276)	$2,185	$65,986

(Credits) Charges by Activity:
Severance and termination benefits	$(614)	$1,110	$37,781
Impairment of operating lease ROU assets and property and equipment	—	—	15,079
Acceleration of expense related to operating lease ROU assets and property and equipment	—	—	3,378
Facility related charges, net	338	1,075	8,008
Other activities	—	—	1,740
Total Restructuring and Related (Credits) Charges	$(276)	$2,185	$65,986

The credits in severance and termination benefits activities for the three months ended July 31, 2021, primarily reflects changes in the number of headcount reductions and estimates for previously accrued costs.

Facilities related charges include sublease income related to those operating leases we had identified in the year ended April 30, 2021 as part of our Business Optimization program that would be subleased.

Index

The following table summarizes the activity for the Business Optimization Program liability for the three months ended July 31, 2021:

	April 30, 2021	(Credits)	Payments	Foreign Translation & Other Adjustments	July 31, 2021
Severance and termination benefits	$11,465	$(614)	$(3,766)	$(71)	$7,014
Total	$11,465	$(614)	$(3,766)	$(71)	$7,014

The restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs in the Unaudited Condensed Consolidated Statement of Financial Position as of July 31, 2021.

Note 10 — Segment Information

We report our segment information in accordance with the provisions of FASB Accounting Standards Codification (ASC) Topic 280, “Segment Reporting”. These segments reflect the way our chief operating decision maker evaluates our business performance and manages the operations. The performance metric used by our chief operating decision maker to evaluate performance of our reportable segments is Adjusted Contribution to Profit. Our segment reporting structure consists of three reportable segments, which are listed below, as well as a Corporate category, which includes certain costs that are not allocated to the reportable segments:

●	Research Publishing & Platforms
●	Academic & Professional Learning
●	Education Services

Segment information is as follows:

	Three Months Ended July 31,
	2021	2020
Revenue:
Research Publishing & Platforms	$274,756	$240,810
Academic & Professional Learning (1)	139,264	126,432
Education Services (1)	74,368	64,084
Total revenue	$488,388	$431,326

Adjusted Contribution to Profit:
Research Publishing & Platforms	$79,024	$69,621
Academic & Professional Learning (1)	8,323	(245)
Education Services (1)	(1,861)	595
Total adjusted contribution to profit	85,486	69,971
Adjusted corporate contribution to profit	(44,794)	(37,714)
Total adjusted contribution to profit	$40,692	$32,257

Depreciation and Amortization:
Research Publishing & Platforms	$23,762	$19,701
Academic & Professional Learning (1)	18,364	18,804
Education Services (1)	8,303	7,279
Total depreciation and amortization	50,429	45,784
Corporate depreciation and amortization	4,137	3,723
Total depreciation and amortization	$54,566	$49,507

(1)
In May 2021, we moved the WileyNXT product offering from Academic & Professional Learning to Education Services. As a result, the prior period results related to the WileyNXT product offering have been included in Education Services. The Revenue, Adjusted Contribution to Profit and Depreciation and Amortization for WileyNXT was $0.5 million, $0.1 million, and none, respectively, for the three months ended July 31, 2020. There were no changes to our total consolidated financial results.

Index

The following table shows a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted Contribution to Profit:

	Three Months Ended July 31,
	2021	2020
US GAAP Operating Income	$40,968	$30,039
Adjustments:
Restructuring and related (credits) charges (1)	(276)	2,218
Non-GAAP Adjusted Contribution to Profit	$40,692	$32,257

(1)	See Note 9, “Restructuring and Related (Credits) Charges” for these charges by segment.

See Note 4, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the three months ended July 31, 2021 and 2020.

Note 11 — Inventories

Inventories, net consisted of the following:

	July 31, 2021	April 30, 2021
Finished goods	$28,645	$31,704
Work-in-process	2,767	2,060
Paper and other materials	376	331
Total inventories before estimated sales returns and LIFO reserve	$31,788	$34,095
Inventory value of estimated sales returns	11,047	10,886
LIFO reserve	(2,443)	(2,443)
Inventories, net	$40,392	$42,538

Note 12 — Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill by segment as of July 31, 2021:

	April 30, 2021 (1)	Foreign Translation Adjustment	July 31, 2021
Research Publishing & Platforms	$619,203	$(763)	$618,440
Academic & Professional Learning	512,512	(1,884)	510,628
Education Services	172,625	(94)	172,531
Total	$1,304,340	$(2,741)	$1,301,599

(1)	The Education Services goodwill balance as of April 30, 2021 includes a cumulative pretax noncash goodwill impairment of $110.0 million.

Index

Intangible Assets

Intangible assets, net were as follows:

	July 31, 2021	April 30, 2021 (1)
Intangible assets with definite lives, net:
Content and publishing rights	$552,624	$564,229
Customer relationships	259,158	266,477
Developed technology	36,667	34,961
Brands and trademarks	18,684	19,536
Covenants not to compete	23	58
Total intangible assets with definite lives, net	867,156	885,261
Intangible assets with indefinite lives:
Brands and trademarks	37,000	37,000
Publishing rights	91,457	93,041
Total intangible assets with indefinite lives	128,457	130,041
Total intangible assets, net	$995,613	$1,015,302

(1)
The developed technology balance as of April 30, 2021 is presented net of accumulated impairments and write-offs of $2.8 million. The indefinite-lived brands and trademarks as of April 30, 2021 is net of accumulated impairments of $93.1 million.

Note 13 — Income Taxes

The effective tax rate for the three months ended July 31, 2021 was 68.6% compared to 45.1% for the three months ended July 31, 2020. The rate for each three-month period was greater than the US statutory rate primarily due to increases in the UK statutory rate in each period, resulting in a noncash deferred tax expense in each period from the re-measurement of our applicable UK net deferred tax liabilities. The rate for the three months ended July 31, 2021 was greater than the rate for the three months ended July 31, 2020 due to a larger increase in the UK statutory rate than the prior period.

During the first three months of fiscal 2022, the UK enacted legislation that increased its statutory rate from 19% to 25% effective April 1, 2023, resulting in a $20.7 million non-cash deferred tax expense. During the first three months of fiscal 2021, the UK officially enacted legislation that increased its statutory rate from 17% to 19%, resulting in a $6.7 million non-cash deferred tax expense.

Note 14 — Retirement Plans

The components of net pension income for the defined benefit plans were as follows:

	Three Months Ended July 31,
	2021	2020
Service cost	$307	$333
Interest cost	5,223	4,521
Expected return on plan assets	(10,259)	(9,378)
Amortization of prior service cost	(22)	(25)
Amortization of net actuarial loss	1,897	1,987
Net pension income	$(2,854)	$(2,562)

The service cost component of net pension income is reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net Income. The other components of net pension income are reported separately from the service cost component and below Operating income. Such amounts are reflected in Other income, net on our Unaudited Condensed Consolidated Statements of Net Income.

Employer defined benefit pension plan contributions were $4.5 million and $5.1 million for the three months ended July 31, 2021 and 2020, respectively.

Index

Defined Contribution Savings Plans

The expense for employer defined contribution savings plans was $9.1 million and $6.6 million for the three months ended July 31, 2021 and 2020, respectively.

Note 15 — Debt and Available Credit Facilities

Our total debt outstanding consisted of the amounts set forth in the following table:

	July 31, 2021	April 30, 2021
Short-term portion of long-term debt (1)	$12,500	$12,500

Term loan A - Amended and Restated RCA (2)	219,844	222,928
Revolving credit facility - Amended and Restated RCA	732,176	586,160
Total long-term debt, less current portion	952,020	809,088

Total debt	$964,520	$821,588

(1)	Relates to our term loan A under the Amended and Restated RCA.
(2)	Amounts are shown net of unamortized issuance costs of $0.5 million as of July 31, 2021 and $0.5 million as of April 30, 2021.

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

The Amended and Restated RCA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of July 31, 2021.

The amortization expense of the costs incurred related to the Amended and Restated RCA related to the lender and non-lender fees is recognized over the five-year term of the Amended and Restated RCA. Total amortization expense was $0.3 million for the three months ended July 31, 2021 and 2020, respectively and is included in Interest expense on our Unaudited Condensed Consolidated Statements of Net Income.

As of July 31, 2021, we had approximately $518.8 million of unused borrowing capacity under our Amended and Restated RCA and other facilities.

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

Index

Interest Rate Contracts

As of July 31, 2021, we had total debt outstanding of $964.5 million, net of unamortized issuance costs of $0.5 million of which $965.0 million are variable rate loans outstanding under the Amended and Restated RCA, which approximated fair value.

We had outstanding interest rate swap agreements with combined notional amounts of $400.0 million as of July 31, 2021 and April 30, 2021. These agreements were accounted for as cash flow hedges which fixed a portion of the variable interest due on our Amended and Restated RCA.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of July 31, 2021 and April 30, 2021 was a deferred loss of $4.9 million and $5.6 million, respectively. Based on the maturity dates of the contracts, $1.6 million of the deferred loss as of July 31, 2021 was recorded within Other accrued liabilities and $3.3 million of the deferred loss was recorded within Other long-term liabilities. The entire deferred loss as of April 30, 2021 was recorded within Other long-term liabilities.

The pretax losses that were reclassified from Accumulated other comprehensive loss into Interest expense for the three months ended July 31, 2021 and 2020 were $1.1 million and $0.9 million, respectively.

Foreign Currency Contracts

We may enter into forward exchange contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign exchange transaction gains (losses) on our Unaudited Condensed Consolidated Statements of Net Income and carried at their fair value on our Unaudited Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign exchange transaction gains (losses) on our Unaudited Condensed Consolidated Statements of Net Income.

As of July 31, 2021, and April 30, 2021, we did not maintain any open forward exchange contracts. In addition, we did not maintain any open forward contracts during the three months ended July 31, 2021 and 2020.

Note 17 — Capital Stock and Changes in Capital Accounts

Share Repurchases

The following table summarizes the shares repurchased of Class A and Class B Common Stock (shares in thousands):

Three Months Ended July 31, 2021
Shares repurchased - Class A	129
Shares repurchased - Class B	1
Average price - Class A and Class B	$56.88

There were no share repurchases during the three months ended July 31, 2020.

Dividends

The following table summarizes the cash dividends paid during the three months ended July 31, 2021:

Date of Declaration by Board of Directors	Quarterly Cash Dividend	Total Dividend	Class of Common Stock	Dividend Paid Date	Shareholders of Record as of Date
June 22, 2021	$0.3450 per common share	$19.3 million	Class A and Class B	July 21, 2021	July 6, 2021

Index

Changes in Common Stock

The following is a summary of changes during the three months ended July 31, in shares of our common stock and common stock in treasury (shares in thousands):

Changes in Common Stock A:	2021	2020
Number of shares, beginning of year	70,208	70,166
Common stock class conversions	3	11
Number of shares issued, end of period	70,211	70,177

Changes in Common Stock A in treasury:
Number of shares held, beginning of year	23,419	23,405
Purchase of treasury shares	129	—
Restricted shares issued under stock-based compensation plans - non-PSU Awards	(118)	(94)
Restricted shares issued under stock-based compensation plans - PSU Awards	(103)	(86)
Restricted shares issued from exercise of stock options	(22)	(33)
Shares withheld for taxes	85	67
Number of shares held, end of period	23,390	23,259
Number of Common Stock A outstanding, end of period	46,821	46,918

Changes in Common Stock B:	2021	2020
Number of shares, beginning of year	12,974	13,016
Common stock class conversions	(3)	(11)
Number of shares issued, end of period	12,971	13,005

Changes in Common Stock B in treasury:
Number of shares held, beginning of year	3,922	3,920
Purchase of treasury shares	1	—
Number of shares held, end of period	3,923	3,920
Number of Common Stock B outstanding, end of period	9,048	9,085

Note 18 — Commitments and Contingencies

We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of July 31, 2021, will not have a material effect upon our consolidated financial condition or results of operations.

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with our Condensed Consolidated Financial Statements and related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2021 Form 10-K and our Consolidated Financial Statements and related notes set forth in Item 8 of Part II of our 2021 Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in thousands, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Unaudited Condensed Consolidated Financial Statements,” unless the context indicates otherwise.

Overview

Wiley is a global leader in research and education, unlocking human potential by enabling discovery, powering education, and shaping workforces. For over 200 years, Wiley has fueled the world’s knowledge ecosystem. Today, our high-impact content, platforms, and services help researchers, learners, institutions, and corporations achieve their goals in an ever-changing world. Wiley is a predominantly digital company with revenue generated by digital products and services.

We report financial information for the following segments, as well as a Corporate category, which includes certain costs that are not allocated to the reportable segments:
●	Research Publishing & Platforms
●	Academic & Professional Learning
●	Education Services

Through the Research Publishing & Platforms segment, we provide peer-reviewed scientific, technical, and medical (STM) publishing, content platforms, and related services to academic, corporate, and government customers, academic societies, and individual researchers. The Academic & Professional Learning segment provides Education Publishing and Professional Learning content and courseware, training and learning services, to students, professionals, and corporations. The Education Services segment provides online program management (OPM) services for academic institutions and talent development services for professionals and businesses.

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

CONSOLIDATED RESULTS OF OPERATIONS – THREE MONTHS ENDED JULY 31, 2021

Revenue:

Revenue for the three months ended July 31, 2021 increased $57.1 million, or 13%, as compared with the prior year. This increase was mainly driven by an increase in Research Publishing & Platforms, which included the contributions from Hindawi, which was acquired on December 31, 2020 and, to a lesser extent, an increase in Academic & Professional Learning and Education Services.

On a constant currency basis, revenue increased 9% as compared with the prior year. Excluding the inorganic impact of acquisitions, organic revenue on a constant currency basis increased 7%.

See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.

Cost of Sales:

Cost of sales for the three months ended July 31, 2021 increased $21.1 million, or 15%, as compared with the prior year. On a constant currency basis, cost of sales increased 10% as compared with the prior year. This increase was primarily due to higher employment costs in Education Services, increased print product costs in Academic & Professional Learning and, to a lesser extent, higher marketing costs for our Education Services business.

Index

Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended July 31, 2021 increased $23.2 million, or 10%, as compared with the prior year. On a constant currency basis, operating and administrative expenses increased 7% as compared with the prior year primarily reflecting higher editorial costs due to additional resources to support investments in growth, employee benefit and retirement related expenses and, to a lesser extent, higher technology related costs.

Restructuring and Related (Credits) Charges:

Business Optimization Program

For the three months ended July 31, 2021 and 2020, we recorded pretax restructuring credits of $0.3 million and charges of $2.2 million, respectively, related to this program. We anticipate $10.0 million in run rate savings from actions starting in fiscal 2022. These (credits) charges are reflected in Restructuring and related (credits) charges in our Unaudited Condensed Consolidated Statements of Net Income. See Note 9, “Restructuring and Related (Credits) Charges” for more details on these charges.
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

For the impact of our restructuring program on diluted earnings per share, see the section below, “Diluted Earnings per Share (EPS).”

Amortization of Intangible Assets:

Amortization of intangible assets was $21.2 million for the three months ended July 31, 2021, an increase of $4.3 million, or 25%, as compared with the prior year. On a constant currency basis, amortization of intangible assets increased 22% as compared with the prior year primarily due to the intangibles acquired as part of the Hindawi acquisition completed in fiscal year 2021. See Note 3, “Acquisitions” for more details on this acquisition.

Operating Income, Adjusted Contribution to Profit (CTP) and Adjusted EBITDA:

Operating income for the three months ended July 31, 2021 increased $10.9 million, or 36%, as compared with the prior year.  On a constant currency basis, operating income increased 28% as compared with the prior year, primarily due to the increase in revenue, partially offset by an increase in operating and administrative expenses, and cost of sales.

Adjusted CTP and Adjusted EBITDA on a constant currency basis and excluding restructuring (credits) charges, increased 18% and 12% respectively, as compared with the prior year. The increase in Adjusted CTP and Adjusted EBITDA was primarily due to revenue performance described above, partially offset by an increase in operating and administrative expenses, and cost of sales. In addition, the increase in Adjusted CTP was partially offset by higher depreciation and amortization.

Adjusted CTP

Below is a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted CTP:

	Three Months Ended July 31,
	2021	2020
US GAAP Operating Income	$40,968	$30,039
Adjustments:
Restructuring and related (credits) charges	(276)	2,218
Non-GAAP Adjusted CTP	$40,692	$32,257

Index

Adjusted EBITDA

Below is a reconciliation of our consolidated US GAAP Net Income to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended July 31,
	2021	2020
Net Income	$13,830	$16,334
Interest expense	4,639	4,614
Provision for income taxes	30,172	13,400
Depreciation and amortization	54,566	49,507
Non-GAAP EBITDA	103,207	83,855
Restructuring and related (credits) charges	(276)	2,218
Foreign exchange transaction (gains) losses	(370)	82
Gain on sale of certain assets	(3,750)	—
Other income, net	(3,553)	(4,391)
Non-GAAP Adjusted EBITDA	$95,258	$81,764

Interest Expense:

Interest expense was $4.6 million for both the three months ended July 31, 2021 and 2020, respectively. The expense was consistent with the prior year period as a higher average debt balance outstanding, which included borrowings for the funding of acquisitions in fiscal year 2021, was offset by a lower weighted average effective borrowing rate for the current fiscal year compared with the prior fiscal year.

Foreign Exchange Transaction Gains (Losses):

Foreign exchange transaction gains were $0.4 million for the three months ended July 31, 2021 and were primarily due to gains on our intercompany accounts receivable and payable balances, partially offset by losses on our third-party receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.

Foreign exchange transaction losses were $0.1 million for the three months ended July 31, 2020 and were primarily due to losses on our third-party receivable and payable balances, offset by gains on our intercompany accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.

Gain on Sale of Certain Assets:

The gain on the sale of certain assets is due to the sale of our world languages product portfolio which was included in our Academic & Professional Learning segment and resulted in a pretax gain of approximately $3.8 million during the three months ended July 31, 2021.

Provision for Income Taxes:

Below is a reconciliation of our US GAAP Income Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Three Months Ended July 31,
	2021	2020
US GAAP Income Before Taxes	$44,002	$29,734
Pretax Impact of Adjustments:
Restructuring and related (credits) charges	(276)	2,218
Foreign exchange gains on intercompany transactions	(795)	(1,569)
Gain on sale of certain assets	(3,750)	—
Non-GAAP Adjusted Income Before Taxes	$39,181	$30,383

Index

Below is a reconciliation of our US GAAP Income Tax Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Three Months Ended July 31,
	2021	2020
US GAAP Income Tax Provision	$30,172	$13,400
Income Tax Impact of Adjustments (1):
Restructuring and related (credits) charges	45	743
Foreign exchange gains on intercompany transactions	(101)	(612)
Gain on sale of certain assets	(936)	—
Income Tax Adjustments:
Impact of increase in UK statutory rate on deferred tax balances (2)	(20,726)	(6,689)
Non-GAAP Adjusted Income Tax Provision	$8,454	$6,842

US GAAP Effective Tax Rate	68.6%	45.1%
Non-GAAP Adjusted Effective Tax Rate	21.6%	22.5%

(1)
For the three months ended July 31, 2021, substantially all of the tax impact was from deferred taxes. For the three months ended July 31, 2020, the tax impact was $0.2 million from current taxes offset by $0.1 million from deferred taxes.

(2)	These adjustments impacted deferred taxes in the three months ended July 31, 2021 and 2020.

The effective tax rate for the three months ended July 31, 2021 was 68.6% compared to 45.1% for the three months ended July 31, 2020. The rate for each three-month period was impacted by increases in the UK statutory rate in each period, resulting in a noncash deferred tax expense in each period from the re-measurement of our applicable UK net deferred tax liabilities.  The rate for the three months ended July 31, 2021 was greater than the rate for the three months ended July 31, 2020 due to a larger increase in the UK statutory rate than the prior period. Excluding the tax impact of the UK statutory tax rate changes and other adjustments noted in the table above, the Non-GAAP Adjusted Effective Tax Rate was 21.6% for the three months ended July 31, 2021 compared to 22.5% for the three months ended July 31, 2020.

During the first three months of fiscal 2022, the UK enacted legislation that increased its statutory rate from 19% to 25% effective April 1, 2023, resulting in a $20.7 million non-cash deferred tax expense. During the first three months of fiscal 2021, the UK officially enacted legislation that increased its statutory rate from 17% to 19%, resulting in a $6.7 million non-cash deferred tax expense.

Diluted Earnings per Share (EPS):

EPS for the three months ended July 31, 2021 was $0.24 per share compared with $0.29 per share for the three months ended July 31, 2020. This decrease was due to a higher provision for income taxes, partially offset by higher operating income and, to a lesser extent, the gain on sale of certain assets.

Below is a reconciliation of our US GAAP EPS to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below, are presented in the section above, “Provision for Income Taxes”.

	Three Months Ended July 31,
	2021	2020
US GAAP EPS	$0.24	$0.29
Adjustments:
Restructuring and related (credits) charges	(0.01)	0.03
Foreign exchange gains on intercompany transactions	(0.01)	(0.02)
Gain on sale of certain assets	(0.05)	—
Income tax adjustments	0.37	0.12
Non-GAAP Adjusted EPS	$0.54	$0.42

On a constant currency basis, Adjusted EPS increased 17% primarily due to an increase in Adjusted CTP and, to a lesser extent, a slightly lower Adjusted Effective Tax Rate.

Index

SEGMENT OPERATING RESULTS:

	Three Months Ended July 31,			Constant Currency
RESEARCH PUBLISHING & PLATFORMS:	2021	2020	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Research Publishing	$263,358	$230,464	14%	10%
Research Platforms	11,398	10,346	10%	10%
Total Research Publishing & Platforms Revenue	274,756	240,810	14%	10%

Cost of Sales	72,631	65,701	(11)%	(5)%
Operating Expenses	111,195	97,821	(14)%	(10)%
Amortization of Intangible Assets	11,906	7,667	(55)%	(49)%
Restructuring Charges (Credits) (see Note 9)	216	(197)	#	#

Contribution to Profit	78,808	69,818	13%	10%
Restructuring Charges (Credits) (see Note 9)	216	(197)	#	#
Adjusted Contribution to Profit	79,024	69,621	14%	10%
Depreciation and amortization	23,762	19,701	(21)%	(18)%
Adjusted EBITDA	$102,786	$89,322	15%	12%
Adjusted EBITDA Margin	37.4%	37.1%

# Not meaningful

Revenue:

Research Publishing & Platforms revenue for the three months ended July 31, 2021 increased $33.9 million, or 14%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 10% as compared with the prior year. Excluding revenue from acquisitions, organic revenue increased 5% on a constant currency basis. This increase was primarily due to continued growth in Open Access in Research Publishing due to comprehensive “read and publish” agreements and, to a lesser extent, an increase in platforms and corporate sales. In the three months ended July 31, 2021, we experienced a 5% increase in organic article output, which resulted in a 56% increase in Open Access revenue as compared to prior year. This was partially offset by a decline in subscriptions revenue partially attributable to those “read and publish” agreements and, to a lesser extent, the previously anticipated libraries and academic budget challenges as a result of COVID-19.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 12% as compared with the prior year. This increase was primarily due to higher revenue, partially offset by higher editorial costs due to additional resources to support investments in growth, which includes the impact of the acquisition of Hindawi and, to a lesser extent, higher cost of sales and technology related costs.

Index

	Three Months Ended July 31,			Constant Currency
ACADEMIC & PROFESSIONAL LEARNING:	2021	2020	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Education Publishing (1)	$66,380	$63,603	4%	1%
Professional Learning	72,884	62,829	16%	13%
Total Academic & Professional Learning	139,264	126,432	10%	7%

Cost of Sales	42,071	36,482	(15)%	(12)%
Operating Expenses	85,246	86,057	1%	4%
Amortization of Intangible Assets	3,624	4,138	12%	14%
Restructuring Charges (see Note 9)	171	33	#	#

Contribution to Profit	8,152	(278)	#	#
Restructuring Charges (see Note 9)	171	33	#	#
Adjusted Contribution to Profit	8,323	(245)	#	#
Depreciation and amortization	18,364	18,804	2%	5%
Adjusted EBITDA	$26,687	$18,559	44%	37%
Adjusted EBITDA Margin	19.2%	14.7%

# Not meaningful

(1)
In May 2021, we moved the WileyNXT product offering from Academic & Professional Learning – Education Publishing to Education Services – Talent Development Services. As a result, the prior period results related to the WileyNXT product offering have been included in Education Services - Talent Development Services. The Revenue, Adjusted Contribution to Profit and Adjusted EBITDA for WileyNXT was $0.5 million, $0.1 million, and $0.1 million, respectively, for the three months ended July 31, 2020.  There were no changes to our total consolidated financial results.

Revenue:

Academic & Professional Learning revenue increased $12.8 million, or 10%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 7% as compared with the prior year. This increase was primarily due to Professional Learning due to an increase in trade print book publishing, and corporate training due to further recovery from the prior year COVID-19 impact.  In Education Publishing, there was an increase in courseware offerings, and print textbooks and digital content, which were partially offset by declines in test preparation.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 37% as compared with the prior year. This increase was due to higher revenues, and to a lesser extent, lower sales costs. This was partially offset by higher print product costs and, to a lesser extent, higher technology related costs.

Index

	Three Months Ended July 31,			Constant Currency
EDUCATION SERVICES:	2021	2020	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
University Services (1)	$54,394	$50,262	8%	8%
Talent Development Services (2)(3)	19,974	13,822	45%	34%
Total Education Services Revenue	74,368	64,084	16%	13%

Cost of Sales	51,252	42,625	(20)%	(17)%
Operating Expenses	19,355	15,777	(23)%	(20)%
Amortization of Intangible Assets	5,622	5,087	(11)%	(9)%
Restructuring (Credits) Charges (see Note 9)	(34)	139	#	#

Contribution to Profit	(1,827)	456	#	#
Restructuring (Credits) Charges (see Note 9)	(34)	139	#	#
Adjusted Contribution to Profit	(1,861)	595	#	#
Depreciation and amortization	8,303	7,279	(14)%	(13)%
Adjusted EBITDA	$6,442	$7,874	(18)%	(21)%
Adjusted EBITDA Margin	8.7%	12.3%

# Not meaningful

(1)	University Services was previously referred to as Education Services OPM.
(2)	Talent Development Services was previously referred to as mthree.
(3)
In May 2021, we moved the WileyNXT product offering from Academic & Professional Learning – Education Publishing to Education Services – Talent Development Services. As a result, the prior period results related to the WileyNXT product offering have been included in Education Services - Talent Development Services. The Revenue, Adjusted Contribution to Profit and Adjusted EBITDA for WileyNXT was $0.5 million, $0.1 million, and $0.1 million, respectively, for the three months ended July 31, 2020.  There were no changes to our total consolidated financial results.

Revenue:

Education Services revenue increased $10.3 million, or 16%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 13% as compared with the prior year. This increase was primarily due to an increase in placements in Talent Development Services and higher enrollments in University Services. For the three months ended July 31, 2021, we experienced a 9% increase in online enrollment and 13 new degree programs were added in University Services. For the three months ended July 31, 2021, we delivered nearly 70% growth in IT talent placements in Talent Development Services.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 21% as compared with the prior year. This was due to an increase in employment related costs due to increased investments to support the revenue growth and, to a lesser extent, higher marketing related costs, partially offset by higher revenue.

Education Services Partners and Programs:

As of July 31, 2021, Wiley had 65 university partners under contract. As of July 31, 2020, Wiley had 67 university partners under contract.

CORPORATE EXPENSES:

Corporate Expenses for the three months ended July 31, 2021 increased $4.2 million, or 11%, as compared with the prior year. On a constant currency basis and excluding restructuring (credits) charges, these expenses increased 17% as compared with the prior year. This was primarily due to higher employee benefit and retirement related expenses.

Index

FISCAL YEAR 2022 OUTLOOK:

The Company is reaffirming its full year outlook and adding the newly defined Adjusted EPS metric described below.  Going forward, Wiley will discontinue reporting on the former Adjusted EPS metric.

(amounts in millions, except Adjusted EPS)

Metric	Fiscal Year 2021 Actual	Fiscal Year 2022 Outlook
Revenue	$1,942	$$2,070 to $2,100
Adjusted EBITDA	$419	$$415 to $435
Adjusted EPS - former	$2.92	$$2.80 to $3.05
Adjusted EPS -newly defined	$4.00	$$4.00 to $4.25
Free Cash Flow	$257	$$200 to $220

●	Revenue Outlook: Wiley expects consolidated revenue growth of mid-to-high single digits, to a range of $2.07 to $2.1 billion.
●	Adjusted EBITDA Outlook: Wiley expects a range between $415 and $435 million, with profit gains on higher revenue tempered by investments to accelerate growth initiatives.
●
Adjusted EPS Outlook (newly defined): Wiley expects a range between $4.00 to $4.25 reflecting investments, and a higher effective tax rate. Again, this is a reaffirmation of guidance but now excludes the non-cash amortization of acquired intangible assets totaling $1.20 per share.

●
Free Cash Flow Outlook: Wiley expects a range between $200 and $220 million. While cash earnings are expected to be strong, we see certain one-time headwinds compared to Fiscal Year 2021, including higher capital expenditures, higher net cash taxes, and higher annual incentive compensation payments for Fiscal Year 2021 outperformance.

Adjusted EPS Change:

Going forward, Wiley’s Adjusted EPS metric will exclude the impact of certain non-cash items directly related to acquisitions, most notably the amortization of acquired intangible assets. The Company does not consider these non-cash items to be indicative of its ongoing operating performance. The amortization of intangible assets is reflected in Amortization of intangible assets on the Condensed Consolidated Statements of Net Income. It also includes the amortization of acquired product development assets, which is reflected in Cost of sales in the Condensed Consolidated Statements of Net Income. For the three months ended July 31, 2021, under the new measurement, Adjusted EPS (excluding the impact of amortization of acquired intangible assets) was $0.85 compared to $0.67 in the three months ended July 31, 2020. See the reconciliation tables below for more information.

	Three Months Ended July 31,		Fiscal Year	Fiscal Year
	2021	2020	2021	2020
US GAAP Earnings (Loss) Per Share	$0.24	$0.29	$2.63	$(1.32)
Adjustments:
Restructuring and related (credits) charges	(0.01)	0.03	0.44	0.43
Foreign exchange (gains) losses on intercompany transactions	(0.01)	(0.02)	(0.02)	0.02
Gain on sale of certain assets	(0.05)	—	—	—
Income tax adjustments	0.37	0.12	(0.13)	(0.03)
Impairment of goodwill	—	—	—	1.94
Impairment of Blackwell trade name	—	—	—	1.31
Impairment of developed technology intangible	—	—	—	0.04
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (1)	—	—	—	0.01
Non-GAAP Adjusted EPS (Previously Reported)	$0.54	$0.42	$2.92	$2.40
Amortization of acquired intangible assets	0.31	0.25	1.08	0.90
Non-GAAP Adjusted EPS (Newly Defined)	$0.85	$0.67	$4.00	$3.30

Weighted average number of common shares outstanding
Diluted (shares in 000's) (1)	56,599	56,193	56,461	56,729

Index

(1)
For Fiscal Year 2020, represents the impact of using diluted weighted-average number of common shares outstanding (56.7 million shares for the year ended April 30, 2020) included in the Non-US GAAP Adjusted EPS calculation in order to apply the dilutive impact on adjusted net income due to the effect of unvested restricted stock units and other stock awards. This impact occurs when a US GAAP net loss is reported and the effect of using dilutive shares is antidilutive.

Below is a reconciliation of our US GAAP Income (Loss) Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Three Months Ended July 31,		Fiscal Year	Fiscal Year
	2021	2020	2021	2020
US GAAP Income (Loss) Before Taxes	$44,002	$29,734	$175,912	$(63,092)
Pretax Impact of Adjustments:
Restructuring and related (credits) charges	(276)	2,218	33,310	32,607
Foreign exchange (gains) losses on intercompany transactions	(795)	(1,569)	(1,457)	1,256
Gain on sale of certain assets	(3,750)	—	—	—
Impairment of goodwill	—	—	—	110,000
Impairment of Blackwell trade name	—	—	—	89,507
Impairment of developed technology intangible	—	—	—	2,841
Non-GAAP Adjusted Income Before Taxes (Previously Reported)	$39,181	$30,383	$207,765	$173,119
Amortization of acquired intangible assets	22,284	18,149	79,421	68,269
Non-GAAP Adjusted Income Before Taxes (Newly Defined)	$61,465	$48,532	$287,186	$241,388

Below is a reconciliation of our US GAAP Income Tax Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Three Months Ended July 31,		Fiscal Year	Fiscal Year
	2021	2020	2021	2020
US GAAP Income Tax Provision	$30,172	$13,400	$27,656	$11,195
Income Tax Impact of Adjustments (1):
Restructuring and related (credits) charges	45	743	8,065	7,949
Foreign exchange (gains) losses on intercompany transactions	(101)	(612)	(363)	242
Gain on sale of certain assets	(936)	—	—	—
Impairment of Blackwell trade name	—	—	—	15,216
Impairment of developed technology intangible	—	—	—	686
Income Tax Adjustments:
Impact of increase in UK statutory rate on deferred tax balances (2)	(20,726)	(6,689)	(3,511)	—
Impact of US CARES Act (3)	—	—	13,998	—
Impact of change in certain US state tax rates in 2021 and tax rates in France in 2020 (2)	—	—	(3,225)	1,887
Non-GAAP Adjusted Income Tax Provision (Previously Reported)	$8,454	$6,842	$42,620	$37,175
Amortization of acquired intangible assets (1)	4,843	4,298	18,511	16,820
Non-GAAP Adjusted Income Tax Provision (Newly Defined)	$13,297	$11,140	$61,131	$53,995

US GAAP Effective Tax Rate	68.6%	45.1%	15.7%	(17.7)%
Non-GAAP Adjusted Effective Tax Rate (Previously Reported)	21.6%	22.5%	20.5%	21.5%
Non-GAAP Adjusted Effective Tax Rate (Newly Defined)	21.6%	23.0%	21.3%	22.4%

(1)	These adjustments substantially impacted deferred taxes.
(2)	These adjustments impacted deferred taxes.
(3)	The tax impact was $8.4 million from current taxes and $5.6 million from deferred taxes in the year ended April 30, 2021.

Index

Below is a reconciliation of our consolidated US GAAP Net Income to Non-GAAP EBITDA and Adjusted EBITDA for the year ended April 30, 2021:
Fiscal Year
2021
Net Income	$148,256
Interest expense	18,383
Provision for income taxes	27,656
Depreciation and amortization	200,189
Non-GAAP EBITDA	394,484
Restructuring and related charges	33,310
Foreign exchange transaction losses	7,977
Other income, net	(16,761)
Non-GAAP Adjusted EBITDA	$419,010

Below are the details of Free Cash Flow Less Product Development Spending for the year ended April 30, 2021:

Fiscal Year
2021
Net cash provided by operating activities	$359,923
Less: Additions to technology, property and equipment	(77,407)
Less: Product development spending	(25,954)
Free cash flow less product development spending	$256,562

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

As of July 31, 2021, we had cash and cash equivalents of $83.0 million, of which approximately $79.9 million, or 96%, was located outside the US. Maintenance of these cash and cash equivalent balances outside the US does not have a material impact on the liquidity or capital resources of our operations. Notwithstanding the Tax Cuts and Jobs Act of 2017 (the Tax Act), which generally eliminated federal income tax on future cash repatriation to the US, cash repatriation may be subject to state and local taxes or withholding or similar taxes. Since April 30, 2018, we no longer intend to permanently reinvest earnings outside the US. We have a $2.5 million liability related to the estimated taxes that would be incurred upon repatriating certain non-US earnings.

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

As of July 31, 2021, we had approximately $964.5 million of debt outstanding, net of unamortized issuance costs of $0.5 million, and approximately $518.8 million of unused borrowing capacity under our Amended and Restated RCA and other facilities. Our Amended and Restated RCA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of July 31, 2021.

Index

Analysis of Historical Cash Flow

The following table shows the changes in our Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2021 and 2020.

	Three Months Ended July 31,
	2021	2020
Net cash used in operating activities	$(84,774)	$(120,783)
Net cash used in investing activities	(23,532)	(28,280)
Net cash provided by financing activities	99,089	43,484
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	$(1,586)	$4,500

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

Free Cash Flow less Product Development Spending:
	Three Months Ended July 31,
	2021	2020
Net cash used in operating activities	$(84,774)	$(120,783)
Less: Additions to technology, property and equipment	(17,910)	(18,964)
Less: Product development spending	(5,670)	(5,325)
Free cash flow less product development spending	$(108,354)	$(145,072)

Net Cash Used In Operating Activities

The following is a summary of the $36.0 million change in Net cash used in operating activities for the three months ended July 31, 2021 as compared with the three months ended July 31, 2020 (amounts in millions).

Net cash used in operating activities – Three months ended July 31, 2020	$(120.8)
Net income adjusted for items to reconcile net income to net cash used in operating activities, including the following noncash items: depreciation and amortization, and the change in deferred taxes	12.5
Working capital changes:
Accounts payable and royalties payable	36.0
Income taxes	20.2
Other accrued liabilities	(37.7)
Accounts receivable, net and contract liabilities	(6.4)
Other working capital items	11.4
Net cash used in operating activities – Three months ended July 31, 2021	$(84.8)

The changes in accounts payable and royalties payable and accounts receivable, net and contract liabilities were primarily due to timing. The change in income taxes was due to lower international tax payments, net of refunds in the three months ended July 31, 2021. The change in other accrued liabilities was primarily due to an increase in payments due to higher annual incentive compensation.

The change in other working capital items noted in the table above was primarily due to a decrease in employee benefit and retirement related costs, and a reduction in cash used for prepayments.

Index

Our negative working capital (current assets less current liabilities) was $284.4 million and $462.7 million as of July 31, 2021 and April 30, 2021, respectively. This $178.3 million change in negative working capital was primarily due to the seasonality of our business. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions for which cash has been collected in advance. The contract liabilities will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of July 31, 2021 and as of April 30, 2021 includes $418.5 million and $545.4 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

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

Net Cash Used In Investing Activities

Net cash used in investing activities for the three months ended July 31, 2021 was $23.5 million compared to $28.3 million in the prior year. The decrease in cash used in investing activities was due to a decrease of $3.6 million in cash used for the acquisition of publication rights and other activities, and cash proceeds of $3.4 million in the three months ended July 31, 2021 due to the sale of our world language product portfolio as described above. This was partially offset by an increase of $2.9 million in cash used to acquire businesses.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $99.1 million for the three months ended July 31, 2021 compared to $43.5 million for the three months ended July 31, 2020. This increase in cash provided by financing activities was primarily due to a decrease in net repayments of long-term debt of $75.3 million, partially offset by an increase in cash used for book overdrafts of $9.5 million, and $7.4 million of cash used for purchases of treasury shares in the three months ended July 31, 2021.

Dividends and Share Repurchases

In the three months ended July 31, 2021, we increased our quarterly dividend to shareholders to $1.38 per share annualized versus $1.37 per share annualized in the prior year.

The following table summarizes the shares repurchased of Class A and Class B Common Stock for the three months ended July 31, 2021 (shares in thousands):
Three Months Ended July 31, 2021
Shares repurchased – Class A	129
Shares repurchased – Class B	1
Average price – Class A and Class B	$56.88

There were no share repurchases during the three months ended July 31, 2020.

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

On an annual basis, a hypothetical one percent change in interest rates for the $565.0 million of unhedged variable rate debt as of July 31, 2021 would affect net income and cash flow by approximately $4.4 million.

Foreign Exchange Rates

Fluctuations in the currencies of countries where we operate outside the US may have a significant impact on financial results. We are primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain currencies in Asia. The statements of financial position of non-US business units are translated into US dollars using period-end exchange rates for assets and liabilities and the statements of income are translated into US dollars using weighted-average exchange rates for revenues and expenses.

Our significant investments in non-US businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated other comprehensive loss, net of tax within Shareholders’ Equity under the caption Foreign currency translation adjustment. During the three months ended July 31, 2021, we recorded foreign currency translation losses in Accumulated other comprehensive loss, net of tax of approximately $5.9 million, primarily as a result of the fluctuations of the US dollar relative to the euro and, to a lesser extent the Australian dollar. During the three months ended July 31, 2020, we recorded foreign currency translation gains in Accumulated other comprehensive loss, net of tax of approximately $46.9 million, primarily as a result of the fluctuations of the US dollar relative to the British pound sterling, and to a lesser extent the euro.

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses on the Unaudited Condensed Consolidated Statements of Net Income as incurred. Under certain circumstances, we may enter into derivative financial instruments in the form of foreign currency forward contracts to hedge against specific transactions, including intercompany purchases and loans.

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

The reserves are reflected in the following accounts of our Unaudited Condensed Consolidated Statements of Financial Position:

	July 31, 2021	April 30, 2021
Increase in Inventories, net	$11,047	$10,886
Decrease in Accrued royalties	$(5,342)	$(4,949)
Increase in Contract liabilities	$40,694	$38,034
Print book sales return reserve net liability balance	$(24,305)	$(22,199)

Index

A one percent change in the estimated sales return rate could affect net income by approximately $0.5 million. A change in the pattern or trends in returns could affect the estimated allowance.

Customer Credit Risk

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to us between the months of December and April. Although currently we have minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 20% of total annual consolidated revenue, and no one affiliated group of subscription agents accounts for more than 10% of total annual consolidated revenue.

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. No single book customer accounts for more than 8% of total consolidated revenue and more than 15% of accounts receivable at July 31, 2021.  The top 10 book customers account for approximately 13% of total consolidated revenue and approximately 26% of accounts receivable at July 31, 2021.

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

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant developments related to legal proceedings during the three months ended July 31, 2021. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 Note 16, “Commitment and Contingencies”.

ITEM 1A. RISK FACTORS

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2021, we made the following purchases of Class A and Class B Common Stock under our publicly announced stock repurchase programs:
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program	Maximum Dollar Value of Shares that May be Purchased Under Additional Plans or Programs (Dollars in millions)
May 2021	—	$—	—	497,197	$200
June 2021	75,513	56.49	75,513	421,684	200
July 2021	54,000	57.43	54,000	367,684	200
Total	129,513	$56.88	129,513	367,684	$200

Index

ITEM 6. EXHIBITS

Material Contracts
10.1
Separation and Release Agreement, dated June 11, 2021 between Matthew S. Kissner, Group Executive Vice President, and the Company (incorporated by reference to the Company’s Report on Form 8-K filed on June 17, 2021).

10.2
Transition and Consulting Agreement, dated June 15, 2021 between Matthew S. Kissner, Group Executive Vice President, and the Company (incorporated by reference to the Company’s Report on Form 8-K filed on June 17, 2021).

10.3*	Restricted Share Unit Grant Agreement under the Executive Long-Term Incentive Plan Pursuant to the 2014 Key Employee Stock Plan.

10.4*	Performance Share Unit Grant Agreement under the Executive Long-Term Incentive Plan Pursuant to the 2014 Key Employee Stock Plan.

10.5*	Non-Qualified Premium Stock Option Grant Agreement Pursuant to the 2014 Key Employee Stock Plan.

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Inline XBRL
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Christopher F. Caridi
Senior Vice President, Global Corporate Controller and Chief Accounting Officer

Dated: September 3, 2021

Index