Form 10-Q
period 2021-10-31
JOHN WILEY & SONS, INC.
filed 2021-12-08
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

The number of shares outstanding of each of the Registrant’s classes of common stock as of November 30, 2021 were:

Class A, par value $1.00 – 46,655,004
Class B, par value $1.00 – 9,043,275

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION

Index

Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. The Securities and Exchange Commission (SEC) encourages companies to disclose forward-looking information so that investors can better understand a company’s prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding our fiscal year 2022 outlook, the anticipated impact on the ability of our employees, contractors, customers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business in the future due to the coronavirus (COVID-19) outbreak, anticipated restructuring charges and savings, operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those described in any forward-looking statements. Any such forward-looking statements are based upon many assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond our control, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment by Wiley in new technologies and products; (ii) subscriber renewal rates for our journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the seasonal nature of our educational business and the impact of the used book market; (vii) worldwide economic and political conditions; (viii) our ability to protect our copyrights and other intellectual property worldwide; (ix) our ability to successfully integrate acquired operations and realize expected opportunities; (x) the ability to realize operating savings over time and in fiscal year 2022 in connection with our multiyear Business Optimization Program; (xi) the impact of COVID-19 on our operations, performance, and financial condition; and (xii) other factors detailed from time to time in our filings with the SEC. We undertake no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

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

Index

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

Index

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – UNAUDITED
In thousands

	October 31, 2021	April 30, 2021
Assets:
Current assets
Cash and cash equivalents	$100,898	$93,795
Accounts receivable, net of allowance for credit losses of $22.0 million and $21.5 million, respectively	291,891	311,571
Inventories, net	39,725	42,538
Prepaid expenses and other current assets	67,952	78,393
Total current assets	500,466	526,297

Product development assets, net	46,274	49,517
Royalty advances, net	15,260	39,582
Technology, property and equipment, net	271,774	282,270
Intangible assets, net	970,036	1,015,302
Goodwill	1,302,234	1,304,340
Operating lease right-of-use assets	121,708	121,430
Other non-current assets	118,279	107,701
Total assets	$3,346,031	$3,446,439

Liabilities and shareholders' equity:
Current liabilities
Accounts payable	$51,271	$95,791
Accrued royalties	102,137	78,582
Short-term portion of long-term debt	12,500	12,500
Contract liabilities	267,890	545,425
Accrued employment costs	85,890	144,744
Accrued income taxes	12,862	8,590
Short-term portion of operating lease liabilities	22,353	22,440
Other accrued liabilities	89,606	80,900
Total current liabilities	644,509	988,972

Long-term debt	1,032,505	809,088
Accrued pension liability	126,198	146,247
Deferred income tax liabilities	187,931	172,903
Operating lease liabilities	143,638	145,832
Other long-term liabilities	104,585	92,106
Total liabilities	2,239,366	2,355,148

Shareholders’ equity
Preferred stock, $1 par value per share: Authorized shares – 2 million, Issued shares - 0	—	—
Class A common stock, $1 par value per share: Authorized shares - 180 million, Issued shares - 70,211 and 70,208 as of October 31, 2021 and April 30, 2021, respectively	70,211	70,208
Class B common stock, $1 par value per share: Authorized shares - 72 million, Issued shares - 12,971 and 12,974 as of October 31, 2021 and April 30, 2021, respectively	12,971	12,974
Additional paid-in-capital	451,808	444,358
Retained earnings	1,881,235	1,850,058
Accumulated other comprehensive loss, net of tax	(498,209)	(490,790)
Less treasury shares at cost (Class A – 23,561 and 23,419 as of October 31, 2021 and April 30, 2021, respectively; Class B – 3,923 and 3,922 as of October 31, 2021 and April 30, 2021, respectively)	(811,351)	(795,517)
Total shareholders’ equity	1,106,665	1,091,291
Total liabilities and shareholders' equity	$3,346,031	$3,446,439

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Revenue, net	$533,003	$491,011	$1,021,391	$922,337

Costs and expenses
Cost of sales	174,782	154,853	340,738	299,662
Operating and administrative expenses	264,190	247,167	524,779	484,536
Restructuring and related (credits) charges	(1,333)	1,920	(1,609)	4,138
Amortization of intangible assets	21,476	17,166	42,627	34,057
Total costs and expenses	459,115	421,106	906,535	822,393

Operating income	73,888	69,905	114,856	99,944

Interest expense	(4,997)	(4,461)	(9,636)	(9,075)
Foreign exchange transaction losses	(1,370)	(697)	(1,000)	(779)
(Loss) gain on sale of certain assets	(56)	—	3,694	—
Other income, net	3,150	3,766	6,703	8,157

Income before taxes	70,615	68,513	114,617	98,247
Provision for income taxes	14,648	81	44,820	13,481

Net income	$55,967	$68,432	$69,797	$84,766

Earnings per share
Basic	$1.00	$1.22	$1.25	$1.51
Diluted	$0.99	$1.22	$1.24	$1.51

Weighted average number of common shares outstanding
Basic	55,806	56,005	55,833	55,959
Diluted	56,388	56,165	56,477	56,182

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED
Dollars in thousands

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Net income	$55,967	$68,432	$69,797	$84,766

Other comprehensive (loss) income:
Foreign currency translation adjustment	(9,483)	(11,626)	(15,420)	35,227
Unamortized retirement credits (costs), net of tax (expense) benefit of $(1,183), $(996), $(1,626), and $709, respectively	4,065	3,403	5,654	(2,262)
Unrealized gain on interest rate swaps, net of tax (expense) of $(602), $(222), $(775) and $(252), respectively	1,809	699	2,347	890
Total other comprehensive (loss) income	(3,609)	(7,524)	(7,419)	33,855

Comprehensive income	$52,358	$60,908	$62,378	$118,621

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Index

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Dollars in thousands

	Six Months Ended October 31,
	2021	2020
Operating activities
Net income	$69,797	$84,766
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangible assets	42,627	34,057
Amortization of product development assets	18,088	17,448
Depreciation and amortization of technology, property and equipment	48,406	46,432
Restructuring and related (credits) charges	(1,609)	4,138
Stock-based compensation expense	13,059	9,066
Employee retirement plan expense	9,892	6,498
Foreign exchange transaction losses	1,000	779
Gain on sale of certain assets	(3,694)	—
Other noncash charges	37,663	31,143
Net change in operating assets and liabilities	(310,851)	(310,949)
Net cash used in operating activities	(75,622)	(76,622)
Investing activities
Product development spending	(13,001)	(10,999)
Additions to technology, property and equipment	(37,676)	(36,430)
Businesses acquired in purchase transactions, net of cash acquired	(13,615)	(229)
Proceeds related to the sale of certain assets	3,375	—
Acquisitions of publication rights and other	(1,654)	(14,021)
Net cash used in investing activities	(62,571)	(61,679)
Financing activities
Repayments of long-term debt	(113,425)	(249,902)
Borrowings of long-term debt	340,901	309,492
Purchases of treasury shares	(17,367)	—
Change in book overdrafts	(19,212)	(1,165)
Cash dividends	(38,619)	(38,480)
Impact of tax withholding on stock-based compensation and other	(5,232)	(1,346)
Net cash provided by financing activities	147,046	18,599
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(1,742)	3,301
Cash reconciliation:
Cash and cash equivalents	93,795	202,464
Restricted cash included in Prepaid expenses and other current assets	564	583
Balance at beginning of period	94,359	203,047
Increase/(decrease) for the period	7,111	(116,401)
Cash and cash equivalents	100,898	86,063
Restricted cash included in Prepaid expenses and other current assets	572	583
Balance at end of period	$101,470	$86,646
Cash paid during the period for:
Interest	$8,769	$8,374
Income taxes, net of refunds	$22,019	$37,344

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Index

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at July 31, 2021	$70,211	$12,971	$445,690	$1,844,578	$(494,600)	$(800,945)	$1,077,905
Restricted shares issued under stock-based compensation plans	—	—	(634)	2	—	705	73
Impact of tax withholding on stock-based compensation and other	—	—	39	—	—	(1,111)	(1,072)
Stock-based compensation expense	—	—	6,713	—	—	—	6,713
Purchase of treasury shares	—	—	—	—	—	(10,000)	(10,000)
Class A common stock dividends ($0.3450 per share)	—	—	—	(16,190)	—	—	(16,190)
Class B common stock dividends ($0.3450 per share)	—	—	—	(3,122)	—	—	(3,122)
Comprehensive income, net of tax	—	—	—	55,967	(3,609)	—	52,358
Balance at October 31, 2021	$70,211	$12,971	$451,808	$1,881,235	$(498,209)	$(811,351)	$1,106,665

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at July 31, 2020	$70,177	$13,005	$431,241	$1,775,813	$(534,118)	$(782,373)	$973,745
Restricted shares issued under stock-based compensation plans	—	—	(143)	(1)	—	198	54
Impact of tax withholding on stock-based compensation and other	—	—	1	—	—	(28)	(27)
Stock-based compensation expense	—	—	4,752	—	—	—	4,752
Class A common stock dividends ($0.3425 per share)	—	—	—	(16,108)	—	—	(16,108)
Class B common stock dividends ($0.3425 per share)	—	—	—	(3,111)	—	—	(3,111)
Common stock class conversions	2	(2)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	68,432	(7,524)	—	60,908
Balance at October 31, 2020	$70,179	$13,003	$435,851	$1,825,025	$(541,642)	$(782,203)	$1,020,213

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Index

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2021	$70,208	$12,974	$444,358	$1,850,058	$(490,790)	$(795,517)	$1,091,291
Restricted shares issued under stock-based compensation plans	—	—	(6,976)	(1)	—	7,114	137
Impact of tax withholding on stock-based compensation and other	—	—	349	—	—	(5,581)	(5,232)
Stock-based compensation expense	—	—	14,077	—	—	—	14,077
Purchase of treasury shares	—	—	—	—	—	(17,367)	(17,367)
Class A common stock dividends ($0.3450 per share)	—	—	—	(32,375)	—	—	(32,375)
Class B common stock dividends ($0.3450 per share)	—	—	—	(6,244)	—	—	(6,244)
Common stock class conversions	3	(3)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	69,797	(7,419)	—	62,378
Balance at October 31, 2021	$70,211	$12,971	$451,808	$1,881,235	$(498,209)	$(811,351)	$1,106,665

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2020	$70,166	$13,016	$431,680	$1,780,129	$(575,497)	$(785,870)	$933,624
Cumulative effect of change in accounting principle, net of tax	—	—	—	(1,390)	—	—	(1,390)
Restricted shares issued under stock-based compensation plans	—	—	(5,264)	—	—	5,382	118
Impact of tax withholding on stock-based compensation and other	—	—	369	—	—	(1,715)	(1,346)
Stock-based compensation expense	—	—	9,066	—	—	—	9,066
Class A common stock dividends ($0.3425 per share)	—	—	—	(32,257)	—	—	(32,257)
Class B common stock dividends ($0.3425 per share)	—	—	—	(6,223)	—	—	(6,223)
Common stock class conversions	13	(13)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	84,766	33,855	—	118,621
Balance at October 31, 2020	$70,179	$13,003	$435,851	$1,825,025	$(541,642)	$(782,203)	$1,020,213

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

In the fourth quarter of fiscal year 2021, a UK entity acquired in connection with the acquisition of mthree, which was acquired on January 1, 2020, was erroneously dissolved by the Company in accordance with UK Companies Act regulations while still holding assets. This entity, along with its subsidiaries, (the Entity) had various net intercompany receivables owed to them from other Wiley companies of approximately $188.8 million as of April 30, 2021 (approximately $125.2 million as of October 31, 2021), which upon a dissolution technically revert to the British Crown (Crown). Wiley petitioned to Companies House to reinstate the Entity without prejudice, and the restoration process is expected to be successfully completed within fiscal year 2022. As a result of these events, the Company evaluated whether it was appropriate to consolidate the assets, liabilities, and operations of the Entity as part of its consolidated financial statements as of October 31, 2021 and for the period from the Entity being dissolved through October 31, 2021 and also whether there was a liability to the Crown and a related loss associated with the dissolution of the Entity under US GAAP as of October 31, 2021.

The Company evaluated the criteria in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, “Consolidations” to determine if consolidating the Entity was appropriate under US GAAP. Based on that evaluation and the administrative nature of the process to restore, the Company concluded that although the Entity was dissolved, we maintained control of the assets of the Entity and, therefore, appropriately consolidated the assets, liabilities and operations of the Entity in our consolidated financial statements as of October 31, 2021 and April 30, 2021.

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

Index

Recently Issued Accounting Standards

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. This ASU requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606 “Revenue from Contracts with Customers” (Topic 606) as if it had originated the contracts. Generally, this would result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements if the acquiree prepared financial statements in accordance with US GAAP. This standard is effective for us on May 1, 2023, including interim periods within the fiscal year. Early adoption is permitted. The standard is applied prospectively to business combinations occurring on or after the effective date of the amendments. The impact will be based on future business combinations after we adopt the standard.

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

Fiscal Year 2022

On October 1, 2021, we completed the acquisition of certain assets of J&J Editorial Services, LLC. (J&J). J&J is a publishing services company providing expert offerings in editorial operations, production, copyediting, system support and consulting. The results of J&J are included in our Research Publishing & Platforms segment results. The preliminary fair value of consideration transferred was approximately $12.0 million which included $10.5 million of cash at the acquisition date, and $1.5 million of cash to be paid after the acquisition date.

We recorded the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date, which included a preliminary allocation of $7.9 million of goodwill and $3.1 million of intangible assets, primarily including customer relationships that are being amortized over an estimated weighted average useful life of 10 years. The fair value assessed for the majority of the tangible assets acquired and liabilities assumed equaled their carrying value. Goodwill represents synergies and economies of scale expected from the combination of services. This acquisition was accounted for using the acquisition method of accounting. The goodwill will be deductible for tax purposes.

Index

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

J&J’s revenue and operating loss included in our Research Publishing & Platforms segment results for both the three and six months ended October 31, 2021 was $0.7 million and $0.1 million, respectively.

Fiscal Year 2021

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

Hindawi’s revenue and operating income included in our Research Publishing & Platforms segment results for the three months ended October 31, 2021 was $13.1 million and $3.2 million, respectively. Hindawi’s revenue and operating income included in our Research Publishing & Platforms segment results for the six months ended October 31, 2021 was $24.6 million and $5.1 million, respectively.

During the six months ended October 31, 2021, no revisions were made to the allocation of the consideration transferred to the assets acquired and liabilities assumed. We recorded the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date, which included a preliminary allocation of $147.4 million of goodwill allocated to the Research Publishing & Platforms segment, and $194.9 million of intangible assets subject to amortization.

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

Index

Note 4 — Revenue Recognition, Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by segment and product type.

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Research Publishing & Platforms:
Research Publishing	$262,873	$240,691	$526,231	$471,155
Research Platforms	12,281	10,643	23,679	20,989
Total Research Publishing & Platforms	275,154	251,334	549,910	492,144

Academic & Professional Learning:
Education Publishing (1)	98,581	102,428	164,961	166,031
Professional Learning	77,948	67,485	150,832	130,314
Total Academic & Professional Learning	176,529	169,913	315,793	296,345

Education Services:
University Services (2)	58,081	56,261	112,475	106,523
Talent Development Services (1)(3)	23,239	13,503	43,213	27,325
Total Education Services	81,320	69,764	155,688	133,848

Total Revenue	$533,003	$491,011	$1,021,391	$922,337

(1)
In May 2021, we moved the WileyNXT product offering from Academic & Professional Learning – Education Publishing to Education Services – Talent Development Services. As a result, the prior period results related to the WileyNXT product offering have been included in Education Services – Talent Development Services. The revenue was $0.7 million and $1.2 million for the three and six months ended October 31, 2020, respectively. There were no changes to our total consolidated financial results.

(2)	University Services was previously referred to as Education Services OPM.
(3)	Talent Development Services was previously referred to as mthree.

The following information describes our disaggregation of revenue by segment and product type. Overall, the majority of our revenue is recognized over time.

Research Publishing & Platforms

Research Publishing & Platforms customers include academic, corporate, government, and public libraries, funders of research, researchers, scientists, clinicians, engineers and technologists, scholarly and professional societies, and students and professors. Research Publishing & Platforms products are sold and distributed globally through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, and other customers. Publishing centers include Australia, China, Germany, India, the United Kingdom (UK), and the United States (US). The majority of revenue generated from Research Publishing & Platforms products is recognized over time. Total Research Publishing & Platforms revenue was $275.2 million and $549.9 million in the three and six months ended October 31, 2021, respectively.

We disaggregated revenue by Research Publishing & Research Platforms to reflect the different type of products and services provided.

Research Publishing Products

Research Publishing products provide scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Research Publishing revenue was $262.9 million and $526.2 million in the three and six months ended October 31, 2021, respectively and the majority is recognized over time.

Index

Research Publishing products generate approximately 78% and 79% in the three and six months ended October 31, 2021, respectively of its revenue from contracts with its customers from Journal Subscriptions (pay to read), Open Access (pay to publish) and Transitional Agreements (read and publish), sometimes referred to as Comprehensive Agreements, and the remainder from Licensing, Reprints, Backfiles, and Other.

Research Platforms Services

Research Platforms is principally comprised of Atypon, a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content on the web through the Literatum platform. The revenue related to the J&J acquisition is included in Research Platforms. Research Platforms revenue was $12.3 million and $23.7 million in the three and six months ended October 31, 2021, respectively and the majority is recognized over time.

Academic & Professional Learning

Academic & Professional Learning provides Education Publishing and Professional Learning products and services including scientific, professional, and education print and digital books, digital courseware, and test preparation services, to libraries, corporations, students, professionals, and researchers, as well as learning, development, and assessment services for businesses and professionals. Communities served include business, finance, accounting, workplace learning, management, leadership, technology, behavioral health, engineering/ architecture, science and medicine, and education. Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, web sites, distributor networks and other online applications. Publishing centers include Australia, Germany, India, the UK, and the US. Total Academic & Professional Learning revenue was $176.5 million and $315.8 million in the three and six months ended October 31, 2021, respectively.

We disaggregated revenue by type of products provided. Academic & Professional Learning products are Education Publishing and Professional Learning. Academic & Professional Learning revenues are mainly recognized at a point in time.

Education Publishing Products
Education Publishing products revenue was $98.6 million and $165.0 million in the three and six months ended October 31, 2021, respectively. Education Publishing products generate approximately 63% and 68% in the three and six months ended October 31, 2021, respectively of its revenue from contracts with its customers from Education (print and digital) Publishing, which is recognized at a point in time, and 24% and 17% in the three and six months ended October 31, 2021, respectively from Digital Courseware which is recognized over time. The remainder of its revenues were from Test Preparation and Certification and Licensing and Other, which has a mix of revenue recognized at a point in time and over time.

Professional Learning Products
Professional Learning products revenue was $77.9 million and $150.8 million in the three and six months ended October 31, 2021, respectively. Professional Learning (print and digital) products generate approximately 61% in both the three and six months ended October 31, 2021 of revenue from contracts with its customers from Professional Publishing, and Licensing and Other, and both are mainly recognized at a point in time. Approximately 39% of Professional Learning products revenue in both the three and six months ended October 31, 2021 is from contracts with its customers from Corporate Training and Corporate Learning, which is recognized mainly over time.

Education Services

Education Services revenue was $81.3 million and $155.7 million in the three and six months ended October 31, 2021, respectively and the majority is recognized over time. We disaggregated revenue by type of services provided, which are University Services (previously referred to as Education Services OPM) and Talent Development Services (previously referred to as mthree).
University Services

University Services revenue was $58.1 million and $112.5 million in the three and six months ended October 31, 2021, respectively and is mainly recognized over time. University Services engages in the comprehensive management of online degree programs for universities and has grown to include a broad array of tech enabled service offerings that address our partner specific pain points. Increasingly, this includes delivering career credentialing education that advances specific careers with in-demand skills.

Index

Talent Development Services

Talent Development Services revenue was $23.2 million and $43.2 million in the three and six months ended October 31, 2021, respectively, and is recognized at the point in time the services are provided to its customers. Talent Development Services is a talent placement provider that finds, trains and places job-ready technology talent in roles with leading corporations worldwide.

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

The following table provides information about accounts receivable, net and contract liabilities from contracts with customers.

	October 31, 2021	April 30, 2021	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$291,891	$311,571	$(19,680)
Contract liabilities (1)	267,890	545,425	(277,535)
Contract liabilities (included in Other long-term liabilities)	$20,619	$19,560	$1,059

(1)	The sales return reserve recorded in Contract liabilities is $42.3 million and $38.0 million, as of October 31, 2021 and April 30, 2021, respectively.

For the six months ended October 31, 2021, we estimate that we recognized revenue of approximately 74% that was included in the current contract liability balance at April 30, 2021.

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

Remaining Performance Obligations included in Contract Liability

As of October 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $288.5 million, which included the sales return reserve of $42.3 million. Excluding the sales return reserve, we expect that approximately $225.6 million will be recognized in the next twelve months with the remaining $20.6 million to be recognized thereafter.

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

Our assets associated with incremental costs to fulfill a contract were $11.5 million and $12.1 million at October 31, 2021 and April 30, 2021, respectively, and are included within Other non-current assets on our Unaudited Condensed Consolidated Statements of Financial Position. We recorded amortization expense of $1.3 million and $2.8 million during the three and six months ended October 31, 2021, respectively, related to these assets within Cost of sales on our Unaudited Condensed Consolidated Statements of Net Income. We recorded amortization expense of $1.4 million and $2.6 million during the three and six months ended October 31, 2020, respectively, related to these assets within Cost of sales on our Unaudited Condensed Consolidated Statements of Net Income.

Index

Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Academic & Professional Learning segment, occur before the transfer of control of the related goods. Therefore, in accordance with the revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are primarily reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net Income. We incurred $7.2 million and $14.0 million in shipping and handling costs in the three and six months ended October 31, 2021, respectively. We incurred $6.5 million and $13.2 million in shipping and handling costs in the three and six months ended October 31, 2020, respectively.

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

For operating leases, the ROU assets and liabilities are presented on our Unaudited Condensed Consolidated Statement of Financial Position as follows:

	October 31, 2021	April 30, 2021
Operating lease ROU assets	$121,708	$121,430
Short-term portion of operating lease liabilities	22,353	22,440
Operating lease liabilities, non-current	$143,638	$145,832

During the six months ended October 31, 2021, we added $9.2 million to the ROU assets and $9.1 million to the operating lease liabilities due to new leases, including due to acquisitions, as well as modifications and remeasurements to our existing operating leases.

Our total net lease costs are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Operating lease cost	$6,325	$6,611	$12,242	$13,246
Variable lease cost	397	730	741	1,251
Short-term lease cost	36	92	56	180
Sublease income	(190)	(175)	(391)	(345)
Total net lease cost (1)	$6,568	$7,258	$12,648	$14,332

(1)
Total net lease cost does not include those costs and sublease income included in Restructuring and related (credits) charges on our Unaudited Condensed Consolidated Statements of Net Income. This includes those operating leases we had identified in the year ended April 30, 2021 as part of our Business Optimization program that would be subleased. See Note 9, “Restructuring and Related (Credits) Charges” for more information on this program.

Index

Other supplemental information includes the following:

	Six Months Ended October 31,
	2021	2020
Weighted-average remaining contractual lease term (years)	9	9
Weighted-average discount rate	5.79%	5.91%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,846	$16,866

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in our Unaudited Condensed Consolidated Statement of Financial Position as of October 31, 2021:

Fiscal Year	Operating Lease Liabilities
2022 (remaining 6 months)	$15,618
2023	28,159
2024	26,768
2025	25,364
2026	22,694
Thereafter	95,573
Total future undiscounted minimum lease payments	214,176

Less: Imputed interest	48,185

Present value of minimum lease payments	165,991

Less: Current portion	22,353

Noncurrent portion	$143,638

Note 6 — Stock-Based Compensation

We have stock-based compensation plans under which employees may be granted performance-based stock awards, other restricted stock awards and options. We recognize the grant date fair value of stock-based compensation in net income on a straight-line basis, net of estimated forfeitures over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established up to three years in advance, or less. For the three and six months ended October 31, 2021, we recognized stock-based compensation expense, on a pretax basis, of $6.7 million and $13.1 million, respectively. For the three and six months ended October 31, 2020, we recognized stock-based compensation expense, on a pretax basis, of $4.8 million and $9.1 million, respectively.

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

Index

The following table summarizes awards we granted to employees (shares in thousands):
	Six Months Ended October 31,
	2021	2020
Restricted Stock:
Awards granted (shares)	455	390
Weighted average fair value of grant	$57.16	$38.38

Stock Option Activity

During the six months ended October 31, 2021, we granted 260,000 stock option awards. Options are exercisable over a maximum period of ten years from the date of grant. For the six months ended October 31, 2021, options generally vest 10%, 20%, 30%, and 40% on April 30, or on each anniversary date after the award is granted.

The following table provides the estimated weighted average fair value for options granted during the six months ended October 31, 2021 using the Black-Scholes option-pricing model, and the significant weighted average assumptions used in their determination.

Six Months Ended October 31, 2021
Weighted average fair value of options on grant date	$11.71

Weighted average assumptions:
Expected life of options (years)	6.3
Risk-free interest rate	1.1%
Expected volatility	30.7%
Expected dividend yield	2.4%
Fair value of common stock on grant date	$56.79
Exercise price of stock option grant	$62.36

Prior to the above stock option grants in the six months ended October 31, 2021, we did not grant any stock option awards since the year ended April 30, 2016. As of April 30, 2019, all outstanding stock options vested allowing the participant the right to exercise their awards, and there was no unrecognized share-based compensation expense remaining related to those stock options.

Note 7 — Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three and six months ended October 31, 2021 and 2020 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at July 31, 2021	$(263,878)	$(226,557)	$(4,165)	$(494,600)
Other comprehensive (loss) income before reclassifications	(9,483)	2,639	978	(5,866)
Amounts reclassified from accumulated other comprehensive loss	—	1,426	831	2,257
Total other comprehensive (loss) income	(9,483)	4,065	1,809	(3,609)
Balance at October 31, 2021	$(273,361)	$(222,492)	$(2,356)	$(498,209)

Balance at April 30, 2021	$(257,941)	$(228,146)	$(4,703)	$(490,790)
Other comprehensive (loss) income before reclassifications	(15,420)	2,781	685	(11,954)
Amounts reclassified from accumulated other comprehensive loss	—	2,873	1,662	4,535
Total other comprehensive (loss) income	(15,420)	5,654	2,347	(7,419)
Balance at October 31, 2021	$(273,361)	$(222,492)	$(2,356)	$(498,209)

Index

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at July 31, 2020	$(293,850)	$(233,585)	$(6,683)	$(534,118)
Other comprehensive (loss) income before reclassifications	(11,626)	1,900	(252)	(9,978)
Amounts reclassified from accumulated other comprehensive loss	—	1,503	951	2,454
Total other comprehensive (loss) income	(11,626)	3,403	699	(7,524)
Balance at October 31, 2020	$(305,476)	$(230,182)	$(5,984)	$(541,642)

Balance at April 30, 2020	$(340,703)	$(227,920)	$(6,874)	$(575,497)
Other comprehensive income (loss) before reclassifications	35,227	(5,290)	(921)	29,016
Amounts reclassified from accumulated other comprehensive loss	—	3,028	1,811	4,839
Total other comprehensive income (loss)	35,227	(2,262)	890	33,855
Balance at October 31, 2020	$(305,476)	$(230,182)	$(5,984)	$(541,642)

During the three and six months ended October 31, 2021, pretax actuarial losses included in Unamortized Retirement Costs of approximately $1.9 million and $3.7 million, respectively, and in the three and six months ended October 31, 2020, approximately $2.0 million and $3.9 million, respectively, were amortized from Accumulated other comprehensive loss and recognized as pension and post-retirement benefit expense primarily in Operating and administrative expenses and Other income, net on our Unaudited Condensed Consolidated Statements of Net Income.

Our policy for releasing the income tax effects from accumulated other comprehensive (loss) income is to release when the corresponding pretax accumulated other comprehensive (loss) income items are reclassified to earnings.

Note 8 — Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share follows (shares in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Weighted average shares outstanding	55,806	56,005	55,833	55,961
Less: Unvested restricted shares	—	—	—	(2)
Shares used for basic earnings per share	55,806	56,005	55,833	55,959
Dilutive effect of unvested restricted stock units and other stock awards	582	160	644	223
Shares used for diluted earnings per share	56,388	56,165	56,477	56,182
Antidilutive options to purchase Class A common shares, restricted shares, warrants to purchase Class A common shares, and contingently issuable restricted stock which are excluded from the table above	1,074	1,223	1,006	1,318

The shares associated with performance-based stock awards are considered contingently issuable shares and will be included in the diluted weighted average number of common shares outstanding when they have met the performance conditions, and when their effect is dilutive.

Index

Note 9 — Restructuring and Related (Credits) Charges

Business Optimization Program

Beginning in fiscal year 2020, we initiated a multiyear Business Optimization Program (the Business Optimization Program) to drive efficiency improvement and operating savings.

The following tables summarize the pretax restructuring (credits) charges related to this program:

	Three Months Ended October 31,		Six Months Ended October 31,		Total Charges
	2021	2020	2021	2020	Incurred to Date
(Credits) Charges by Segment:
Research Publishing & Platforms	$22	$(103)	$238	$(300)	$3,883
Academic & Professional Learning	(465)	1,541	(294)	1,314	13,410
Education Services	6	84	(28)	223	4,277
Corporate Expenses	(896)	584	(1,525)	3,054	43,083
Total Restructuring and Related (Credits) Charges	$(1,333)	$2,106	$(1,609)	$4,291	$64,653

(Credits) Charges by Activity:
Severance and termination benefits	$(1,956)	$1,683	$(2,570)	$2,793	$35,825
Impairment of operating lease ROU assets and property and equipment	—	—	—	—	15,079
Acceleration of expense related to operating lease ROU assets and property and equipment	—	—	—	—	3,378
Facility related charges, net	623	423	961	1,498	8,631
Other activities	—	—	—	—	1,740
Total Restructuring and Related (Credits) Charges	$(1,333)	$2,106	$(1,609)	$4,291	$64,653

The credits in severance and termination benefits activities for the three and six months ended October 31, 2021, primarily reflects changes in the number of headcount reductions and estimates for previously accrued costs.

Facilities related charges, net include sublease income related to those operating leases we had identified in the year ended April 30, 2021 as part of our Business Optimization program that would be subleased.

The following table summarizes the activity for the Business Optimization Program liability for the six months ended October 31, 2021:

	April 30, 2021	(Credits)	Payments	Foreign Translation & Other Adjustments	October 31, 2021
Severance and termination benefits	$11,465	$(2,570)	$(4,366)	$(133)	$4,396
Total	$11,465	$(2,570)	$(4,366)	$(133)	$4,396

The restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs on our Unaudited Condensed Consolidated Statement of Financial Position as of October 31, 2021.

Index

Note 10 — Segment Information

We report our segment information in accordance with the provisions of FASB Accounting Standards Codification (ASC) Topic 280, “Segment Reporting”. These segments reflect the way our chief operating decision maker evaluates our business performance and manages the operations. The performance metric used by our chief operating decision maker to evaluate performance of our reportable segments is Adjusted Contribution to Profit. Our segment reporting structure consists of three reportable segments, which are listed below, as well as a Corporate category, which includes certain costs that are not allocated to the reportable segments:
●	Research Publishing & Platforms
●	Academic & Professional Learning
●	Education Services

Segment information is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Revenue:
Research Publishing & Platforms	$275,154	$251,334	$549,910	$492,144
Academic & Professional Learning (1)	176,529	169,913	315,793	296,345
Education Services (1)	81,320	69,764	155,688	133,848
Total revenue	$533,003	$491,011	$1,021,391	$922,337

Adjusted Contribution to Profit:
Research Publishing & Platforms	$77,053	$73,850	$156,077	$143,471
Academic & Professional Learning (1)	40,606	31,548	48,929	31,303
Education Services (1)	727	7,380	(1,134)	7,975
Total adjusted contribution to profit	118,386	112,778	203,872	182,749
Adjusted corporate contribution to profit	(45,831)	(40,953)	(90,625)	(78,667)
Total adjusted contribution to profit	$72,555	$71,825	$113,247	$104,082

Depreciation and Amortization:
Research Publishing & Platforms	$23,464	$19,765	$47,226	$39,466
Academic & Professional Learning (1)	18,148	17,720	36,512	36,524
Education Services (1)	8,813	7,210	17,116	14,489
Total depreciation and amortization	50,425	44,695	100,854	90,479
Corporate depreciation and amortization	4,130	3,735	8,267	7,458
Total depreciation and amortization	$54,555	$48,430	$109,121	$97,937

(1)
In May 2021, we moved the WileyNXT product offering from Academic & Professional Learning to Education Services. As a result, the prior period results related to the WileyNXT product offering have been included in Education Services. The Revenue, Adjusted Contribution to Profit and Depreciation and Amortization for WileyNXT was $0.7 million, $(0.1) million, and none, respectively, for the three months ended October 31, 2020. The Revenue, Adjusted Contribution to Profit and Depreciation and Amortization for WileyNXT was $1.2 million, $(0.2) million, and none, respectively, for the six months ended October 31, 2020. There were no changes to our total consolidated financial results.

Index

The following table shows a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted Contribution to Profit:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
US GAAP Operating Income	$73,888	$69,905	$114,856	$99,944
Adjustments:
Restructuring and related (credits) charges (1)	(1,333)	1,920	(1,609)	4,138
Non-GAAP Adjusted Contribution to Profit	$72,555	$71,825	$113,247	$104,082

(1)	See Note 9, “Restructuring and Related (Credits) Charges” for these charges by segment.

See Note 4, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the three and six months ended October 31, 2021 and 2020.

Note 11 — Inventories

Inventories, net consisted of the following:

	October 31, 2021	April 30, 2021
Finished goods	$29,288	$31,704
Work-in-process	1,576	2,060
Paper and other materials	313	331
Total inventories before estimated sales returns and LIFO reserve	$31,177	$34,095
Inventory value of estimated sales returns	10,991	10,886
LIFO reserve	(2,443)	(2,443)
Inventories, net	$39,725	$42,538

Note 12 — Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill by segment as of October 31, 2021:

	April 30, 2021 (1)	Acquisition (2)	Foreign Translation Adjustment	October 31, 2021
Research Publishing & Platforms	$619,203	$7,893	$(5,104)	$621,992
Academic & Professional Learning	512,512	—	(4,683)	507,829
Education Services	172,625	—	(212)	172,413
Total	$1,304,340	$7,893	$(9,999)	$1,302,234

(1)	The Education Services goodwill balance as of April 30, 2021 includes a cumulative pretax noncash goodwill impairment of $110.0 million.
(2)	Refer to Note 3, “Acquisitions,” for more information related to the acquisition that occurred in the six months ended October 31, 2021.

Index

Intangible Assets

Intangible assets, net were as follows:

	October 31, 2021	April 30, 2021 (1)
Intangible assets with definite lives, net (2):
Content and publishing rights	$537,493	$564,229
Customer relationships	254,297	266,477
Developed technology	34,206	34,961
Brands and trademarks	17,858	19,536
Covenants not to compete	80	58
Total intangible assets with definite lives, net	843,934	885,261
Intangible assets with indefinite lives:
Brands and trademarks	37,000	37,000
Publishing rights	89,102	93,041
Total intangible assets with indefinite lives	126,102	130,041
Total intangible assets, net	$970,036	$1,015,302

(1)
The developed technology balance as of April 30, 2021 is presented net of accumulated impairments and write-offs of $2.8 million. The indefinite-lived brands and trademarks as of April 30, 2021 is net of accumulated impairments of $93.1 million.

(2)	Refer to Note 3, “Acquisitions,” for more information related to the acquisition that occurred in the six months ended October 31, 2021.

Note 13 — Income Taxes

The effective tax rate for the three and six months ended October 31, 2021 was 20.7% and 39.1%, respectively, compared with 0.1% and 13.7% for the three and six months ended October 31, 2020, respectively.

The rate for the three months ended October 31, 2021 was slightly lower than the US statutory rate due to the mix of income at lower rates. The rate for the six months ended October 31, 2021, was greater than the US statutory rate due to increases in the UK statutory rate, resulting in a noncash deferred tax expense from the re-measurement of our applicable UK net deferred tax liabilities.

The rate for the six months ended October 31, 2021 was greater than the rate for the six months ended October 31, 2020 due to a larger increase in the UK statutory rate than the prior period. In addition, during the three and six months ended October 31, 2020, as a result of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and certain regulations issued in late July 2020, we were able to carry back certain US net operating losses (NOLs), decreasing the rates for both the three and six months ended October 31, 2020. We claimed a $20.7 million tax refund which was received in February 2021, plus interest.

During the three months ended July 31, 2021, the UK enacted legislation that increased its statutory rate from 19% to 25% effective April 1, 2023, resulting in a $20.7 million non-cash deferred tax expense. During the three months ended July 31, 2020, the UK officially enacted legislation that increased its statutory rate from 17% to 19%, resulting in a $6.7 million non-cash deferred tax expense.

Index

Note 14 — Retirement Plans

The components of net pension income for the defined benefit plans were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Service cost	$300	$347	$607	$680
Interest cost	5,178	4,610	10,401	9,131
Expected return on plan assets	(10,142)	(9,649)	(20,401)	(19,027)
Amortization of prior service cost	(22)	(24)	(44)	(49)
Amortization of net actuarial loss	1,877	2,033	3,774	4,020
Net pension income	$(2,809)	$(2,683)	$(5,663)	$(5,245)

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

Employer defined benefit pension plan contributions were $4.0 million and $8.5 million for the three and six months ended October 31, 2021, respectively, and $3.8 million and $8.9 million for the three and six months ended October 31, 2020, respectively.

Defined Contribution Savings Plans

The expense for employer defined contribution savings plans was $6.5 million and $15.6 million for the three and six months ended October 31, 2021, respectively, and $5.2 million and $11.8 million for the three and six months ended October 31, 2020, respectively.

Note 15 — Debt and Available Credit Facilities

Our total debt outstanding consisted of the amounts set forth in the following table:

	October 31, 2021	April 30, 2021
Short-term portion of long-term debt (1)	$12,500	$12,500

Term loan A - Amended and Restated RCA (2)	217,187	222,928
Revolving credit facility - Amended and Restated RCA	815,318	586,160
Total long-term debt, less current portion	1,032,505	809,088

Total debt	$1,045,005	$821,588

(1)	Relates to our term loan A under the Amended and Restated RCA.
(2)	Amounts are shown net of unamortized issuance costs of $0.4 million as of October 31, 2021 and $0.5 million as of April 30, 2021.

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

The Amended and Restated RCA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of October 31, 2021.

The amortization expense of the costs incurred related to the Amended and Restated RCA related to the lender and non-lender fees is recognized over the five-year term of the Amended and Restated RCA. Total amortization expense was $0.3 million and $0.5 million for the three and six months ended October 31, 2021, respectively and is included in Interest expense on our Unaudited Condensed Consolidated Statements of Net Income. Total amortization expense was $0.3 million and $0.5 million for the three and six months ended October 31, 2020, respectively and is included in Interest expense on our Unaudited Condensed Consolidated Statements of Net Income.

As of October 31, 2021, we had approximately $435.3 million of unused borrowing capacity under our Amended and Restated RCA and other facilities.

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

Interest Rate Contracts

As of October 31, 2021, we had total debt outstanding of $1,045.0 million, net of unamortized issuance costs of $0.4 million of which $1,045.4 million are variable rate loans outstanding under the Amended and Restated RCA, which approximated fair value.

We had outstanding interest rate swap agreements with combined notional amounts of $400.0 million as of October 31, 2021 and April 30, 2021. These agreements were accounted for as cash flow hedges which fixed a portion of the variable interest due on our Amended and Restated RCA.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of October 31, 2021 was a deferred loss of $3.2 million and a deferred gain of $0.7 million. Based on the maturity dates of the contracts, $2.1 million of the deferred loss as of October 31, 2021 was recorded within Other accrued liabilities and $1.1 million of the deferred loss was recorded within Other long-term liabilities. The deferred gain was recorded within Other non-current assets.

The fair value of the interest rate swaps as of April 30, 2021 was a deferred loss of $5.6 million. Based on the maturity dates of the contracts, the entire deferred loss as of April 30, 2021 was recorded within Other long-term liabilities.

The pretax losses that were reclassified from Accumulated other comprehensive loss into Interest expense for the three and six months ended October 31, 2021 were $1.1 million and $2.2 million, respectively. The pretax losses that were reclassified from Accumulated other comprehensive loss into Interest expense for the three and six months ended October 31, 2020 were $0.9 million and $1.8 million, respectively.

Index

Foreign Currency Contracts

We may enter into forward exchange contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign exchange transaction losses on our Unaudited Condensed Consolidated Statements of Net Income and carried at fair value on our Unaudited Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign exchange transaction losses on our Unaudited Condensed Consolidated Statements of Net Income.

As of October 31, 2021, and April 30, 2021, we did not maintain any open forward exchange contracts. In addition, we did not maintain any open forward contracts during the six months ended October 31, 2021 and 2020.

Note 17 — Capital Stock and Changes in Capital Accounts

Share Repurchases

The following table summarizes the share repurchases of Class A and Class B Common Stock (shares in thousands):

	Three Months Ended October 31, 2021	Six Months Ended October 31, 2021

Shares repurchased - Class A	183	312
Shares repurchased - Class B	—	1
Average price - Class A and Class B	$54.54	$55.51

There were no share repurchases during the three and six months ended October 31, 2020.

Dividends

The following table summarizes the cash dividends paid during the six months ended October 31, 2021:

Date of Declaration by Board of Directors	Quarterly Cash Dividend	Total Dividend	Class of Common Stock	Dividend Paid Date	Shareholders of Record as of Date
June 22, 2021	$0.3450 per common share	$19.3 million	Class A and Class B	July 21, 2021	July 6, 2021
September 29, 2021	$0.3450 per common share	$19.2 million	Class A and Class B	October 27, 2021	October 12, 2021

Index

Changes in Common Stock

The following is a summary of changes during the six months ended October 31, in shares of our common stock and common stock in treasury (shares in thousands):

Changes in Common Stock A:	2021	2020
Number of shares, beginning of year	70,208	70,166
Common stock class conversions	3	13
Number of shares issued, end of period	70,211	70,179

Changes in Common Stock A in treasury:
Number of shares held, beginning of year	23,419	23,405
Purchase of treasury shares	312	—
Restricted shares issued under stock-based compensation plans – non-PSU Awards	(129)	(96)
Restricted shares issued under stock-based compensation plans – PSU Awards	(108)	(88)
Shares issued under the Director Plan to Directors	(2)	(4)
Restricted shares issued from exercise of stock options	(24)	(33)
Shares withheld for taxes	93	69
Number of shares held, end of period	23,561	23,253
Number of Common Stock A outstanding, end of period	46,650	46,926

Changes in Common Stock B:	2021	2020
Number of shares, beginning of year	12,974	13,016
Common stock class conversions	(3)	(13)
Number of shares issued, end of period	12,971	13,003

Changes in Common Stock B in treasury:
Number of shares held, beginning of year	3,922	3,920
Purchase of treasury shares	1	—
Number of shares held, end of period	3,923	3,920
Number of Common Stock B outstanding, end of period	9,048	9,083

Note 18 — Commitments and Contingencies

We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of October 31, 2021, will not have a material effect upon our consolidated financial condition or results of operations.

Note 19 – Subsequent Events

On November 30, 2021, we completed the acquisition of certain assets of Precision Computer Works, Inc. (PCW) for approximately $15.0 million, and another smaller acquisition for approximately $8.0 million. PCW is a technology platform company with an established journal submission and peer review management system. The results for both acquisitions will be included in our Research Publishing & Platforms segment.

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

Overview

Wiley is a global leader in research and education, unlocking human potential by enabling discovery, powering education, and shaping workforces. For over 200 years, Wiley has fueled the world’s knowledge ecosystem. Today, our high-impact content, platforms, and services help researchers, learners, institutions, and corporations achieve their goals in an ever-changing world. Wiley is a predominantly digital company with over 80% of revenue for the six months ended October 31, 2021 generated by digital products and services.

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

Wiley’s business strategies are tightly aligned with accelerating growth trends, including open research, career-connected education, and talent development. Research strategies include driving publishing output to meet the increasing demand for peer-reviewed research and expanding platform and service offerings for corporations and societies. Education strategies include expanding online degree programs and driving online enrollment for university partners, scaling digital content and courseware, and expanding IT talent placement and reskilling programs for corporate partners.

RESULTS OF OPERATIONS – THREE MONTHS ENDED OCTOBER 31, 2021

SECOND QUARTER SUMMARY:

•
US GAAP Results: Consolidated Revenue of $533 million (+9%, compared with the prior year), Operating Income of $74 million (+6%, compared with the prior year), and EPS of $0.99 (-19%, compared with the prior year)

•
Adjusted Results (at constant currency compared with the prior year): Consolidated Revenue of $533 million (+8%, compared with the prior year), Adjusted EBITDA of $127 million (+7%, compared with the prior year), and Adjusted EPS of $1.29 (+6%, compared with the prior year)

•
Acquisition: On October 1, 2021, we completed the acquisition of certain assets of J&J Editorial Services, LLC. (J&J) for $12.0 million which expands our Partner Solutions offerings within our Research Publishing & Platforms segment.

Index

CONSOLIDATED RESULTS OF OPERATIONS

Revenue:

Revenue for the three months ended October 31, 2021 increased $42.0 million, or 9%, as compared with the prior year. On a constant currency basis, revenue increased 8% as compared with the prior year including contributions from acquisitions. Excluding the inorganic contributions from acquisitions, revenue increased in each of our segments and 5% overall on a constant currency basis.

See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.

Cost of Sales:

Cost of sales for the three months ended October 31, 2021 increased $19.9 million, or 13%, as compared with the prior year. On a constant currency basis, cost of sales increased 11% as compared with the prior year. This increase was primarily due to higher employee costs in Education Services, and, to a lesser extent, higher student acquisition costs also in Education Services.

Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended October 31, 2021 increased $17.0 million, or 7%, as compared with the prior year. On a constant currency basis, operating and administrative expenses increased 6% as compared with the prior year primarily reflecting higher editorial costs due to additional resources to support investments in growth and, to a lesser extent, advertising and marketing costs, and technology costs.

Restructuring and Related (Credits) Charges:

For the three months ended October 31, 2021 and 2020, we recorded pretax restructuring credits of $1.3 million and charges of $2.1 million, respectively, related to our Business Optimization Program. We anticipate $10.0 million in run rate savings from actions starting in fiscal 2022. These (credits) charges are reflected in Restructuring and related (credits) charges in our Unaudited Condensed Consolidated Statements of Net Income. See Note 9, “Restructuring and Related (Credits) Charges” for more details on these charges.
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

These actions yielded annualized cost savings of approximately $8.0 million. We anticipate ongoing facility-related costs associated with certain properties to result in additional restructuring charges in future periods.

For the impact of our restructuring program on diluted earnings per share, see the section below, “Diluted Earnings per Share (EPS).”

Amortization of Intangible Assets:

Amortization of intangible assets was $21.5 million for the three months ended October 31, 2021, an increase of $4.3 million, or 25%, as compared with the prior year. On a constant currency basis, amortization of intangible assets increased 24% as compared with the prior year primarily due to the intangible assets acquired as part of the Hindawi acquisition completed in fiscal year 2021. See Note 3, “Acquisitions” for more details on this acquisition.

Operating Income, Adjusted Contribution to Profit (CTP) and Adjusted EBITDA:

Operating income for the three months ended October 31, 2021 increased $4.0 million, or 6%, as compared with the prior year.  On a constant currency basis, operating income increased 9% as compared with the prior year, primarily due to the increase in revenue, partially offset by an increase in cost of sales, and operating and administrative expenses.

Adjusted CTP and Adjusted EBITDA on a constant currency basis and excluding restructuring (credits) charges, increased 4% and 7% respectively, as compared with the prior year. The increase in Adjusted CTP and Adjusted EBITDA was primarily due to revenue performance described above, partially offset by an increase in cost of sales, and operating and administrative expenses. In addition, the increase in Adjusted CTP was partially offset by higher depreciation and amortization.

Index

Adjusted CTP

Below is a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted CTP:

	Three Months Ended October 31,
	2021	2020
US GAAP Operating Income	$73,888	$69,905
Adjustments:
Restructuring and related (credits) charges	(1,333)	1,920
Non-GAAP Adjusted CTP	$72,555	$71,825

Adjusted EBITDA

Below is a reconciliation of our consolidated US GAAP Net Income to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended October 31,
	2021	2020
Net Income	$55,967	$68,432
Interest expense	4,997	4,461
Provision for income taxes	14,648	81
Depreciation and amortization	54,555	48,430
Non-GAAP EBITDA	130,167	121,404
Restructuring and related (credits) charges	(1,333)	1,920
Foreign exchange transaction losses	1,370	697
Loss on sale of certain assets	56	—
Other income, net	(3,150)	(3,766)
Non-GAAP Adjusted EBITDA	$127,110	$120,255

Interest Expense:

Interest expense for the three months ended October 31, 2021 was $5.0 million compared with the prior year of $4.5 million. This increase was due to a higher average debt balance outstanding, which included borrowings for the funding of acquisitions in fiscal year 2021, partially offset by a lower weighted average effective interest rate for the current fiscal year compared with the prior fiscal year.

Foreign Exchange Transaction Losses:

Foreign exchange transaction losses were $1.4 million for the three months ended October 31, 2021 and were primarily due to losses on our foreign currency denominated third-party and intercompany accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.

Foreign exchange transaction losses were $0.7 million for the three months ended October 31, 2020 and were primarily due to losses on foreign currency denominated third-party and intercompany receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.

Index

Provision for Income Taxes:

Below is a reconciliation of our US GAAP Income Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Three Months Ended October 31,
	2021	2020
US GAAP Income Before Taxes	$70,615	$68,513
Pretax Impact of Adjustments:
Restructuring and related (credits) charges	(1,333)	1,920
Foreign exchange losses on intercompany transactions	567	231
Amortization of acquired intangible assets	22,608	18,381
Loss on sale of certain assets	56	—
Non-GAAP Adjusted Income Before Taxes	$92,513	$89,045

Below is a reconciliation of our US GAAP Income Tax Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Three Months Ended October 31,
	2021	2020
US GAAP Income Tax Provision	$14,648	$81
Income Tax Impact of Adjustments (1):
Restructuring and related (credits) charges	(277)	654
Foreign exchange losses on intercompany transactions	120	122
Amortization of acquired intangible assets	5,420	4,335
Loss on sale of certain assets	14	—
Income Tax Adjustments:
Impact of increase in UK statutory rate on deferred tax balances (2)	—	(83)
Impact of US CARES Act (3)	—	13,998
Non-GAAP Adjusted Income Tax Provision	$19,925	$19,107

US GAAP Effective Tax Rate	20.7%	0.1%
Non-GAAP Adjusted Effective Tax Rate	21.5%	21.5%

(1)	For the three months ended October 31, 2021 and 2020, substantially all of the tax impact was from deferred taxes.
(2)	For the three months ended October 31, 2020, the tax impact was from deferred taxes.
(3)	For the three months ended October 31, 2020, the tax impact was $8.4 million from current taxes and $5.6 million from deferred taxes.

The effective tax rate for the three months ended October 31, 2021 was 20.7% compared with 0.1% for the three months ended October 31, 2020. The rate for the three months ended October 31, 2021, was slightly lower than the US statutory rate due to the mix of income at various rates. As depicted above in the table, the rate for the three months ended October 31, 2020 benefited from the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and certain regulations issued in late July 2020, which enabled us to carry back certain US net operating losses (NOL).

Diluted Earnings per Share (EPS):

EPS for the three months ended October 31, 2021 was $0.99 per share compared with $1.22 per share for the three months ended October 31, 2020. This decrease was due to a higher provision for income taxes driven by the CARES Act benefit of $0.25 per share in the three months ended October 31, 2020, partially offset by higher operating income.

Index

Below is a reconciliation of our US GAAP EPS to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below, are presented in the section above, “Provision for Income Taxes”.

	Three Months Ended October 31,
	2021	2020
US GAAP EPS	$0.99	$1.22
Adjustments:
Restructuring and related (credits) charges	(0.02)	0.02
Foreign exchange losses on intercompany transactions	0.01	0.01
Amortization of acquired intangible assets	0.31	0.25
Income tax adjustments	—	(0.25)
Non-GAAP Adjusted EPS	$1.29	$1.25

On a constant currency basis, Adjusted EPS increased 6% primarily due to an increase in Adjusted EBITDA, partially offset by higher interest expense.

SEGMENT OPERATING RESULTS

	Three Months Ended October 31,			Constant Currency
RESEARCH PUBLISHING & PLATFORMS:	2021	2020	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Research Publishing	$262,873	$240,691	9%	9%
Research Platforms	12,281	10,643	15%	15%
Total Research Publishing & Platforms Revenue	275,154	251,334	9%	9%

Cost of Sales	73,700	69,015	(7)%	(5)%
Operating Expenses	112,729	100,445	(12)%	(11)%
Amortization of Intangible Assets	11,672	8,024	(45)%	(43)%
Restructuring Charges (Credits) (see Note 9)	22	(238)	#	#

Contribution to Profit	77,031	74,088	4%	8%
Restructuring Charges (Credits) (see Note 9)	22	(238)	#	#
Adjusted Contribution to Profit	77,053	73,850	4%	8%
Depreciation and amortization	23,464	19,765	(19)%	(18)%
Adjusted EBITDA	$100,517	$93,615	7%	10%
Adjusted EBITDA Margin	36.5%	37.2%

# Not meaningful

Revenue:

Research Publishing & Platforms revenue for the three months ended October 31, 2021 increased $23.8 million, or 9%, as compared with the prior year on a reported basis and on a constant currency basis. Excluding revenue from acquisitions, organic revenue increased 4% on a constant currency basis. This increase was primarily due to continued growth in Open Access in Research Publishing due to Transitional Agreements (read and publish), sometimes referred to as Comprehensive Agreements, and, to a lesser extent, a 17% increase in corporate solutions, and Research Platforms. Open Access revenue for the three months ended October 31, 2021 increased 28% as compared with the prior year. This was partially offset by a decline in traditional subscriptions revenue primarily attributable to new read and publish agreements and, to a lesser extent, the previously anticipated libraries and academic budget challenges as a result of COVID-19.

Index

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 10% as compared with the prior year. This increase was primarily due to higher revenue, partially offset by higher editorial costs due to additional resources to support investments in growth, which includes the impact of the acquisition of Hindawi and, to a lesser extent, higher cost of sales.

	Three Months Ended October 31,			Constant Currency
ACADEMIC & PROFESSIONAL LEARNING:	2021	2020	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Education Publishing (1)	$98,581	$102,428	(4)%	(5)%
Professional Learning	77,948	67,485	16%	15%
Total Academic & Professional Learning	176,529	169,913	4%	3%

Cost of Sales	45,842	45,115	(2)%	(1)%
Operating Expenses	86,473	89,138	3%	4%
Amortization of Intangible Assets	3,608	4,112	12%	12%
Restructuring (Credits) Charges (see Note 9)	(465)	1,541	#	#

Contribution to Profit	41,071	30,007	37%	36%
Restructuring (Credits) Charges (see Note 9)	(465)	1,541	#	#
Adjusted Contribution to Profit	40,606	31,548	29%	28%
Depreciation and amortization	18,148	17,720	(2)%	(2)%
Adjusted EBITDA	$58,754	$49,268	19%	18%
Adjusted EBITDA Margin	33.3%	29.0%

# Not meaningful

(1)
In May 2021, we moved the WileyNXT product offering from Academic & Professional Learning – Education Publishing to Education Services – Talent Development Services. As a result, the prior period results related to the WileyNXT product offering have been included in Education Services - Talent Development Services. The Revenue, Adjusted Contribution to Profit and Adjusted EBITDA for WileyNXT was $0.7 million, $(0.1) million, and $(0.1) million, respectively, for the three months ended October 31, 2020. There were no changes to our total consolidated financial results.

Revenue:

Academic & Professional Learning revenue increased $6.6 million, or 4%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 3% as compared with the prior year. This increase was driven by strong recovery in Professional Learning from prior year COVID-19 lockdown impacts primarily due to a 24% increase in corporate training, and an increase in professional publishing compared with the prior year. This more than offset a 5% decline in Education Publishing due to softer US enrollment and some easing of the prior year COVID-19 related favorability in content and courseware. Print textbooks decreased 15% compared with the prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 18% as compared with the prior year. This increase was primarily due to higher revenues, and to a lesser extent, lower sales costs.

Index

	Three Months Ended October 31,			Constant Currency
EDUCATION SERVICES:	2021	2020	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
University Services (1)	$58,081	$56,261	3%	3%
Talent Development Services (2)(3)	23,239	13,503	72%	67%
Total Education Services Revenue	81,320	69,764	17%	15%

Cost of Sales	55,241	40,725	(36)%	(34)%
Operating Expenses	19,157	16,630	(15)%	(14)%
Amortization of Intangible Assets	6,195	5,029	(23)%	(23)%
Restructuring Charges (see Note 9)	6	84	93%	93%

Contribution to Profit	721	7,296	(90)%	(91)%
Restructuring Charges (see Note 9)	6	84	93%	93%
Adjusted Contribution to Profit	727	7,380	(90)%	(91)%
Depreciation and amortization	8,813	7,210	(22)%	(22)%
Adjusted EBITDA	$9,540	$14,590	(35)%	(35)%
Adjusted EBITDA Margin	11.7%	20.9%

# Not meaningful

(1)	University Services was previously referred to as Education Services OPM.
(2)	Talent Development Services was previously referred to as mthree.
(3)
In May 2021, we moved the WileyNXT product offering from Academic & Professional Learning – Education Publishing to Education Services – Talent Development Services. As a result, the prior period results related to the WileyNXT product offering have been included in Education Services - Talent Development Services. The Revenue, Adjusted Contribution to Profit and Adjusted EBITDA for WileyNXT was $0.7 million, $(0.1) million, and $(0.1) million, respectively, for the three months ended October 31, 2020. There were no changes to our total consolidated financial results.

Revenue:

Education Services revenue increased $11.6 million, or 17%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 15% as compared with the prior year. This was primarily due to an increase in placements in Talent Development Services and, to a lesser extent, higher student enrollment in University Services. For the three months ended October 31, 2021, University Services experienced a 3% increase in online enrollment and signed 14 new degree programs. For the three months ended October 31, 2021, we delivered approximately 130% growth in IT talent placements in Talent Development Services.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 35% as compared with the prior year. This was due to an increase in employee related costs due to increased investments to accelerate growth in Talent Development Services and, to a lesser extent, higher student acquisition costs in University Services, partially offset by higher revenue.

Education Services Partners and Programs:

As of October 31, 2021, Wiley had 65 full service university partners under contract. As of October 31, 2020, Wiley had 67 university partners under contract.

CORPORATE EXPENSES:

Corporate expenses for the three months ended October 31, 2021 increased $3.4 million, or 8%, as compared with the prior year. On a constant currency basis and excluding restructuring (credits) charges, these expenses increased 12% as compared with the prior year. This was primarily due to higher employee-related costs.

Index

RESULTS OF OPERATIONS – SIX MONTHS ENDED OCTOBER 31, 2021

CONSOLIDATED RESULTS OF OPERATIONS

Revenue:
Revenue for the six months ended October 31, 2021 increased $99.1 million, or 11%, as compared with the prior year. On a constant currency basis, revenue increased 9% as compared with the prior year including contributions from acquisitions. Excluding the inorganic contributions from acquisitions, revenue increased in each of our segments and 6% overall on a constant currency basis.

See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.

Cost of Sales:

Cost of sales for the six months ended October 31, 2021 increased $41.1 million, or 14%, as compared with the prior year. On a constant currency basis, cost of sales increased 11% as compared with the prior year. This increase was primarily due to higher employee costs in our Education Services business and, to a lesser extent higher student acquisition costs in Education Services, and increased print product costs in Academic & Professional Learning.

Operating and Administrative Expenses:

Operating and administrative expenses for the six months ended October 31, 2021 increased $40.2 million, or 8%, as compared with the prior year. On a constant currency basis, operating and administrative expenses increased 6% as compared with the prior year primarily reflecting higher editorial costs due to additional resources to support investments in growth, advertising and marketing costs, and technology costs. These costs were partially offset by lower occupancy related costs.
Restructuring and Related (Credits) Charges:

For the six months ended October 31, 2021 and 2020, we recorded pretax restructuring credits of $1.6 million and charges of $4.3 million, respectively, related to our Business Optimization Program. These (credits) charges are reflected in Restructuring and related (credits) charges in our Unaudited Condensed Consolidated Statements of Net Income. See Note 9, “Restructuring and Related (Credits) Charges” for more details on these charges.

For the impact of our restructuring program on diluted earnings per share, see the section below, “Diluted Earnings per Share (EPS).”

Amortization of Intangible Assets:

Amortization of intangible assets was $42.6 million for the six months ended October 31, 2021, an increase of $8.6 million, or 25%, as compared with the prior year. On a constant currency basis, amortization of intangible assets increased 23% as compared with the prior year primarily due to the intangible assets acquired as part of the Hindawi acquisition completed in fiscal year 2021. See Note 3, “Acquisitions” for more details on our acquisitions.

Operating Income, Adjusted Contribution to Profit (CTP) and Adjusted EBITDA:

Operating income for the six months ended October 31, 2021 increased $14.9 million, or 15%, as compared with the prior year. On a constant currency basis, operating income increased 15% as compared with the prior year, primarily due to the increase in revenue, partially offset by an increase in cost of sales, and operating and administrative expenses.

Adjusted CTP and Adjusted EBITDA on a constant currency basis and excluding restructuring (credits) charges, both increased 9%, as compared with the prior year. The increase in Adjusted CTP and Adjusted EBITDA was primarily due to revenue performance described above, partially offset by an increase in cost of sales, and operating and administrative expenses. In addition, the increase in Adjusted CTP was partially offset by higher depreciation and amortization.

Index

Adjusted CTP

Below is a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted CTP:

	Six Months Ended October 31,
	2021	2020
US GAAP Operating Income	$114,856	$99,944
Adjustments:
Restructuring and related (credits) charges	(1,609)	4,138
Non-GAAP Adjusted CTP	$113,247	$104,082

Adjusted EBITDA

Below is a reconciliation of our consolidated US GAAP Net Income to Non-GAAP EBITDA and Adjusted EBITDA:

	Six Months Ended October 31,
	2021	2020
Net Income	$69,797	$84,766
Interest expense	9,636	9,075
Provision for income taxes	44,820	13,481
Depreciation and amortization	109,121	97,937
Non-GAAP EBITDA	233,374	205,259
Restructuring and related (credits) charges	(1,609)	4,138
Foreign exchange transaction losses	1,000	779
Gain on sale of certain assets	(3,694)	—
Other income, net	(6,703)	(8,157)
Non-GAAP Adjusted EBITDA	$222,368	$202,019

Interest Expense:

Interest expense for the six months ended October 31, 2021 was $9.6 million compared with the prior year of $9.1 million. This increase was due to a higher average debt balance outstanding, which included borrowings for the funding of acquisitions in fiscal year 2021, partially offset by a lower weighted average effective interest rate for the current fiscal year compared with the prior fiscal year.

Foreign Exchange Transaction Losses:

Foreign exchange transaction losses were $1.0 million for the six months ended October 31, 2021 and were primarily due to  losses on our foreign currency denominated third-party accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.

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

Gain on Sale of Certain Assets:

The gain on the sale of certain assets is due to the sale of our world languages product portfolio which was included in our Academic & Professional Learning segment and resulted in a pretax gain of approximately $3.7 million during the six months ended October 31, 2021.

Index

Provision for Income Taxes:

Below is a reconciliation of our US GAAP Income Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Six Months Ended October 31,
	2021	2020
US GAAP Income Before Taxes	$114,617	$98,247
Pretax Impact of Adjustments:
Restructuring and related (credits) charges	(1,609)	4,138
Foreign exchange gains on intercompany transactions	(228)	(1,338)
Amortization of acquired intangible assets	44,892	36,530
Gain on sale of certain assets	(3,694)	—
Non-GAAP Adjusted Income Before Taxes	$153,978	$137,577

Below is a reconciliation of our US GAAP Income Tax Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Six Months Ended October 31,
	2021	2020
US GAAP Income Tax Provision	$44,820	$13,481
Income Tax Impact of Adjustments (1):
Restructuring and related (credits) charges	(232)	1,397
Foreign exchange losses (gains) on intercompany transactions	19	(490)
Amortization of acquired intangible assets	10,263	8,633
Gain on sale of certain assets	(922)	—
Income Tax Adjustments:
Impact of increase in UK statutory rate on deferred tax balances (2)	(20,726)	(6,772)
Impact of US CARES Act (3)	—	13,998
Non-GAAP Adjusted Income Tax Provision	$33,222	$30,247

US GAAP Effective Tax Rate	39.1%	13.7%
Non-GAAP Adjusted Effective Tax Rate	21.6%	22.0%

(1)	For the six months ended October 31, 2021 and 2020, substantially all of the tax impact was from deferred taxes.
(2)	These adjustments impacted deferred taxes in the six months ended October 31, 2021 and 2020.
(3)	For the six months ended October 31, 2020, the tax impact was $8.4 million from current taxes and $5.6 million from deferred taxes.

The effective tax rate for the six months ended October 31, 2021 was 39.1%, compared with 13.7% for the six months ended October 31, 2020. The rate for the six months ended October 31, 2021, was greater than the US statutory rate due to an increase in the UK statutory rate, resulting in a noncash deferred tax expense from the re-measurement of our applicable UK net deferred tax liabilities. The 6-percentage point increase in the UK statutory rate during the six months ended October 31, 2021 was greater than the 2-percentage point increase during the six months ended October 31, 2020.  In addition, during the six months ended October 31, 2020, as a result of the CARES Act and certain regulations issued in late July 2020, we were able to carry back certain US NOL decreasing the rate for the six months ended October 31, 2020.
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

Index

Diluted Earnings per Share (EPS):

EPS for the six months ended October 31, 2021 was $1.24 per share compared with $1.51 per share for the six months ended October 31, 2020. This decrease was due to a higher provision for income taxes driven by the CARES Act benefit of $0.25 per share in the six months ended October 31, 2020, partially offset by higher operating income and, to a lesser extent, the gain on sale of certain assets.

Below is a reconciliation of our US GAAP EPS to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below, are presented in the section above, “Provision for Income Taxes”.

	Six Months Ended October 31,
	2021	2020
US GAAP EPS	$1.24	$1.51
Adjustments:
Restructuring and related (credits) charges	(0.02)	0.05
Foreign exchange gains on intercompany transactions	—	(0.02)
Amortization of acquired intangible assets	0.60	0.50
Gain on sale of certain assets	(0.05)	—
Income tax adjustments	0.37	(0.13)
Non-GAAP Adjusted EPS	$2.14	$1.91

On a constant currency basis, Adjusted EPS increased 10% primarily due to an increase in Adjusted EBITDA, partially offset by a higher provision for income taxes.

SEGMENT OPERATING RESULTS

	Six Months Ended October 31,			Constant Currency
RESEARCH PUBLISHING & PLATFORMS:	2021	2020	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Research Publishing	$526,231	$471,155	12%	9%
Research Platforms	23,679	20,989	13%	13%
Total Research Publishing & Platforms Revenue	549,910	492,144	12%	10%

Cost of Sales	146,332	134,716	(9)%	(5)%
Operating Expenses	223,924	198,266	(13)%	(10)%
Amortization of Intangible Assets	23,577	15,691	(50)%	(46)%
Restructuring Charges (Credits) (see Note 9)	238	(435)	#	#

Contribution to Profit	155,839	143,906	8%	9%
Restructuring Charges (Credits) (see Note 9)	238	(435)	#	#
Adjusted Contribution to Profit	156,077	143,471	9%	9%
Depreciation and amortization	47,226	39,466	(20)%	(18)%
Adjusted EBITDA	$203,303	$182,937	11%	11%
Adjusted EBITDA Margin	37.0%	37.2%

# Not meaningful

Index

Revenue:

Research Publishing & Platforms revenue for the six months ended October 31, 2021 increased $57.8 million, or 12%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 10% as compared with the prior year. Excluding revenue from acquisitions, organic revenue increased 4% on a constant currency basis. This increase was primarily due to continued growth in Open Access in Research Publishing due to Transitional Agreements (read and publish), sometimes referred to as Comprehensive Agreements, and, to a lesser extent, 25% increase in corporate solutions, and Research Platforms. Open Access revenue for the six months ended October 31, 2021 increased 41% as compared with the prior year. This was partially offset by a decline in traditional subscriptions revenue partially attributable to new read and publish agreements and, to a lesser extent, the previously anticipated libraries and academic budget challenges as a result of COVID-19.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 11% as compared with the prior year. This increase was primarily due to higher revenue, partially offset by higher editorial costs due to additional resources to support investments in growth, which includes the impact of the acquisition of Hindawi and, to a lesser extent, higher cost of sales, technology, and sales related costs.

	Six Months Ended October 31,			Constant Currency
ACADEMIC & PROFESSIONAL LEARNING:	2021	2020	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Education Publishing (1)	$164,961	$166,031	(1)%	(3)%
Professional Learning	150,832	130,314	16%	14%
Total Academic & Professional Learning	315,793	296,345	7%	5%

Cost of Sales	87,914	81,596	(8)%	(6)%
Operating Expenses	171,718	175,196	2%	4%
Amortization of Intangible Assets	7,232	8,250	12%	13%
Restructuring (Credits) Charges (see Note 9)	(294)	1,574	#	#

Contribution to Profit	49,223	29,729	66%	61%
Restructuring (Credits) Charges (see Note 9)	(294)	1,574	#	#
Adjusted Contribution to Profit	48,929	31,303	56%	52%
Depreciation and amortization	36,512	36,524	—	1%
Adjusted EBITDA	$85,441	$67,827	26%	23%
Adjusted EBITDA Margin	27.1%	22.9%

# Not meaningful

(1)
In May 2021, we moved the WileyNXT product offering from Academic & Professional Learning – Education Publishing to Education Services – Talent Development Services. As a result, the prior period results related to the WileyNXT product offering have been included in Education Services – Talent Development Services. The Revenue, Adjusted Contribution to Profit and Adjusted EBITDA for WileyNXT was $1.2 million, $(0.2) million, and $(0.2) million, respectively, for the six months ended October 31, 2020. There were no changes to our total consolidated financial results.

Revenue:

Academic & Professional Learning revenue increased $19.4 million, or 7%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 5% as compared with the prior year. This increase was primarily driven by strong recovery in Professional Learning from prior year COVID-19 lockdown impacts primarily due to a 34% increase in corporate training, and an increase in professional publishing compared with the prior year. This more than offset a 3% decline in Education Publishing due to softer US enrollment and some easing of prior year COVID-19 related favorability in content and courseware. Print textbooks decreased 8% compared with the prior year.

Index

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 23% as compared with the prior year. This increase was due to higher revenues, and to a lesser extent, lower sales costs. This was partially offset by higher print product costs.

	Six Months Ended October 31,			Constant Currency
EDUCATION SERVICES:	2021	2020	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
University Services (1)	$112,475	$106,523	6%	5%
Talent Development Services (2)(3)	43,213	27,325	58%	50%
Total Education Services Revenue	155,688	133,848	16%	14%

Cost of Sales	106,493	83,349	(28)%	(26)%
Operating Expenses	38,512	32,408	(19)%	(17)%
Amortization of Intangible Assets	11,817	10,116	(17)%	(16)%
Restructuring (Credits) Charges (see Note 9)	(28)	223	#	#

Contribution to Profit	(1,106)	7,752	#	#
Restructuring (Credits) Charges (see Note 9)	(28)	223	#	#
Adjusted Contribution to Profit	(1,134)	7,975	#	#
Depreciation and amortization	17,116	14,489	(18)%	(17)%
Adjusted EBITDA	$15,982	$22,464	(29)%	(30)%
Adjusted EBITDA Margin	10.3%	16.8%

# Not meaningful

(1)	University Services was previously referred to as Education Services OPM.
(2)	Talent Development Services was previously referred to as mthree.
(3)
In May 2021, we moved the WileyNXT product offering from Academic & Professional Learning – Education Publishing to Education Services – Talent Development Services. As a result, the prior period results related to the WileyNXT product offering have been included in Education Services – Talent Development Services. The Revenue, Adjusted Contribution to Profit and Adjusted EBITDA for WileyNXT was $1.2 million, $(0.2) million, and $(0.2) million, respectively, for the six months ended October 31, 2020. There were no changes to our total consolidated financial results.

Revenue:

Education Services revenue increased $21.8 million, or 16%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 14% as compared with the prior year. This increase was primarily due to an increase in placements in Talent Development Services and, to a lesser extent, higher student enrollments in University Services. For the six months ended October 31, 2021, University Services experienced a 6% increase in online enrollment and signed 31 new degree programs. For the six months ended October 31, 2021, we delivered approximately 130% growth in IT talent placements in Talent Development Services.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 30% as compared with the prior year. This was due to an increase in employee related costs due to increased investments to accelerate growth in Talent Development Services and, to a lesser extent, higher student acquisition costs in University Services and sales related costs, partially offset by higher revenue.

CORPORATE EXPENSES:

Corporate expenses for the six months ended October 31, 2021 increased $7.7 million, or 9%, as compared with the prior year. On a constant currency basis and excluding restructuring (credits) charges, these expenses increased 14% as compared with the prior year. This was primarily due to higher employee-related costs.

Index

FISCAL YEAR 2022 OUTLOOK:

Given performance through the six months ended October 31, 2021 and leading indicators, the Company is reaffirming its full year outlook. As previously disclosed, we have added the newly defined Adjusted EPS metric described below. Going forward, Wiley will discontinue reporting on the former Adjusted EPS metric.

Amounts in millions, except Adjusted EPS
Metric	Fiscal Year 2020 Actual	Fiscal Year 2021 Actual	Fiscal Year 2022 Outlook
Revenue	$1,831	$1,942	$2,070 to $2,100
Adjusted EBITDA	$356	$419	$415 to $435
Adjusted EPS - newly defined	$3.30	$4.00	$4.00 to $4.25
Free Cash Flow	$173	$257	$200 to $220

●	Revenue Outlook: Wiley expects consolidated revenue growth of mid-to-high single digits, to a range of $2.07 to $2.1 billion.
●	Adjusted EBITDA Outlook: Wiley expects a range between $415 and $435 million, with profit gains on higher revenue tempered by investments to accelerate growth initiatives.
●
Adjusted EPS Outlook (newly defined): Wiley expects a range between $4.00 to $4.25 reflecting investments, and a higher effective tax rate. Again, this is a reaffirmation of guidance but now excludes the non-cash amortization of acquired intangible assets totaling $1.20 per share.

●
Free Cash Flow Outlook: Wiley expects a range between $200 and $220 million. While cash earnings are again expected to be strong, we see certain headwinds compared to Fiscal Year 2021, including higher capital expenditures, higher net cash taxes due to the CARES Act related tax refund received in Fiscal Year 2021, and higher annual incentive compensation payments related to Fiscal Year 2021 outperformance, which were issued in the three months ended July 31, 2021.

Adjusted EPS Change:

Going forward, Wiley’s Adjusted EPS metric will exclude the impact of certain non-cash items directly related to acquisitions, most notably the amortization of acquired intangible assets. The Company does not consider these non-cash items to be indicative of its ongoing operating performance. The amortization of intangible assets is reflected in Amortization of intangible assets on the Unaudited Condensed Consolidated Statements of Net Income. It also includes the amortization of acquired product development assets, which is reflected in Cost of sales in the Unaudited Condensed Consolidated Statements of Net Income. For the three months ended October 31, 2021, under the new measurement, Adjusted EPS (excluding the impact of amortization of acquired intangible assets) was $1.29 compared to $1.25 in the three months ended October 31, 2020. For the six months ended October 31, 2021, under the new measurement, Adjusted EPS (excluding the impact of amortization of acquired intangible assets) was $2.14 compared to $1.91 in the six months ended October 31, 2020. See the reconciliation tables below for more information.

Index

	Three Months Ended October 31,		Six Months Ended October 31,		Fiscal Year	Fiscal Year
	2021	2020	2021	2020	2021	2020
US GAAP Earnings (Loss) Per Share	$0.99	$1.22	$1.24	$1.51	$2.63	$(1.32)
Adjustments:
Restructuring and related (credits) charges	(0.02)	0.02	(0.02)	0.05	0.44	0.43
Foreign exchange losses (gains) on intercompany transactions	0.01	0.01	—	(0.02)	(0.02)	0.02
Gain on sale of certain assets	—	—	(0.05)	—	—	—
Income tax adjustments	—	(0.25)	0.37	(0.13)	(0.13)	(0.03)
Impairment of goodwill	—	—	—	—	—	1.94
Impairment of Blackwell trade name	—	—	—	—	—	1.31
Impairment of developed technology intangible	—	—	—	—	—	0.04
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (1)	—	—	—	—	—	0.01
Non-GAAP Adjusted EPS (Previously Reported)	$0.98	$1.00	$1.54	$1.41	$2.92	$2.40
Amortization of acquired intangible assets	0.31	0.25	0.60	0.50	1.08	0.90
Non-GAAP Adjusted EPS (Newly Defined)	$1.29	$1.25	$2.14	$1.91	$4.00	$3.30

Weighted average number of common shares outstanding:
Diluted (shares in 000's) (1)	56,388	56,165	56,477	56,182	56,461	56,729

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

Below is a reconciliation of our US GAAP Income (Loss) Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Three Months Ended October 31,		Six Months Ended October 31,		Fiscal Year	Fiscal Year
	2021	2020	2021	2020	2021	2020
US GAAP Income (Loss) Before Taxes	$70,615	$68,513	$114,617	$98,247	$175,912	$(63,092)
Pretax Impact of Adjustments:
Restructuring and related (credits) charges	(1,333)	1,920	(1,609)	4,138	33,310	32,607
Foreign exchange losses (gains) on intercompany transactions	567	231	(228)	(1,338)	(1,457)	1,256
Loss (gain) on sale of certain assets	56	—	(3,694)	—	—	—
Impairment of goodwill	—	—	—	—	—	110,000
Impairment of Blackwell trade name	—	—	—	—	—	89,507
Impairment of developed technology intangible	—	—	—	—	—	2,841
Non-GAAP Adjusted Income Before Taxes (Previously Reported)	$69,905	$70,664	$109,086	$101,047	$207,765	$173,119
Amortization of acquired intangible assets	22,608	18,381	44,892	36,530	79,421	68,269
Non-GAAP Adjusted Income Before Taxes (Newly Defined)	$92,513	$89,045	$153,978	$137,577	$287,186	$241,388

Index

Below is a reconciliation of our US GAAP Income Tax Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Three Months Ended October 31,		Six Months Ended October 31,		Fiscal Year	Fiscal Year
	2021	2020	2021	2020	2021	2020
US GAAP Income Tax Provision	$14,648	$81	$44,820	$13,481	$27,656	$11,195
Income Tax Impact of Adjustments (1):
Restructuring and related (credits) charges	(277)	654	(232)	1,397	8,065	7,949
Foreign exchange losses (gains) on intercompany transactions	120	122	19	(490)	(363)	242
Loss (gain) on sale of certain assets	14	—	(922)	—	—	—
Impairment of Blackwell trade name	—	—	—	—	—	15,216
Impairment of developed technology intangible	—	—	—	—	—	686
Income Tax Adjustments:
Impact of increase in UK statutory rate on deferred tax balances (2)	—	(83)	(20,726)	(6,772)	(3,511)	—
Impact of US CARES Act (3)	—	13,998	—	13,998	13,998	—
Impact of change in certain US state tax rates in 2021 and tax rates in France in 2020 (2)	—	—	—	—	(3,225)	1,887
Non-GAAP Adjusted Income Tax Provision (Previously Reported)	$14,505	$14,772	$22,959	$21,614	$42,620	$37,175
Amortization of acquired intangible assets (1)	5,420	4,335	10,263	8,633	18,511	16,820
Non-GAAP Adjusted Income Tax Provision (Newly Defined)	$19,925	$19,107	$33,222	$30,247	$61,131	$53,995

US GAAP Effective Tax Rate	20.7%	0.1%	39.1%	13.7%	15.7%	(17.7)%
Non-GAAP Adjusted Effective Tax Rate (Previously Reported)	20.7%	20.9%	21.0%	21.4%	20.5%	21.5%
Non-GAAP Adjusted Effective Tax Rate (Newly Defined)	21.5%	21.5%	21.6%	22.0%	21.3%	22.4%

(1)	These adjustments substantially impacted deferred taxes.
(2)	These adjustments impacted deferred taxes.
(3)	The tax impact was $8.4 million from current taxes and $5.6 million from deferred taxes.

Below is a reconciliation of our consolidated US GAAP Net Income to Non-GAAP EBITDA and Adjusted EBITDA for the year ended April 30, 2021:

Fiscal Year
2021
Net Income	$148,256
Interest expense	18,383
Provision for income taxes	27,656
Depreciation and amortization	200,189
Non-GAAP EBITDA	394,484
Restructuring and related charges	33,310
Foreign exchange transaction losses	7,977
Other income, net	(16,761)
Non-GAAP Adjusted EBITDA	$419,010

Index

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

As of October 31, 2021, we had cash and cash equivalents of $100.9 million, of which approximately $95.6 million, or 95%, was located outside the US. Maintenance of these cash and cash equivalent balances outside the US does not have a material impact on the liquidity or capital resources of our operations. Notwithstanding the Tax Cuts and Jobs Act of 2017 (the Tax Act), which generally eliminated federal income tax on future cash repatriation to the US, cash repatriation may be subject to state and local taxes or withholding or similar taxes. Since April 30, 2018, we no longer intend to permanently reinvest earnings outside the US. We have a $2.5 million liability related to the estimated taxes that would be incurred upon repatriating certain non-US earnings.

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

As of October 31, 2021, we had approximately $1,045.0 million of debt outstanding, net of unamortized issuance costs of $0.4 million, and approximately $435.3 million of unused borrowing capacity under our Amended and Restated RCA and other facilities. Our Amended and Restated RCA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of October 31, 2021.

Analysis of Historical Cash Flows

The following table shows the changes in our Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2021 and 2020.
	Six Months Ended October 31,
	2021	2020
Net cash used in operating activities	$(75,622)	$(76,622)
Net cash used in investing activities	(62,571)	(61,679)
Net cash provided by financing activities	147,046	18,599
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	$(1,742)	$3,301

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

Index

Free Cash Flow less Product Development Spending:
	Six Months Ended October 31,
	2021	2020
Net cash used in operating activities	$(75,622)	$(76,622)
Less: Additions to technology, property and equipment	(37,676)	(36,430)
Less: Product development spending	(13,001)	(10,999)
Free cash flow less product development spending	$(126,299)	$(124,051)

Net Cash Used In Operating Activities

The following is a summary of the $1.0 million change in Net cash used in operating activities for the six months ended October 31, 2021 as compared with the six months ended October 31, 2020 (amounts in millions).

Net cash used in operating activities – Six months ended October 31, 2020	$(76.6)
Net income adjusted for items to reconcile net income to net cash used in operating activities, which would include such noncash items as, depreciation and amortization, and the change in deferred taxes	0.9
Working capital changes:
Accounts receivable, net and contract liabilities	(44.2)
Accounts payable, accrued royalties and other accrued liabilities	(8.2)
Income taxes	38.5
Other working capital items	14.0
Net cash used in operating activities – Six months ended October 31, 2021	$(75.6)

The change in accounts receivable, net and contract liabilities was primarily due to sales growth, and the timing of billings to customers.

The change in income taxes was due to lower international tax payments primarily due to overpayments in prior years, and to a lesser extent, timing in the six months ended October 31, 2021. In addition, in the three months ended October 31, 2020, we recorded a receivable in connection with the impact of the CARES Act, see Note 13, “Income taxes” which was received in February 2021.

The change in other working capital items noted in the table above was primarily due to a decrease in restructuring payments.

Our negative working capital (current assets less current liabilities) was $144.0 million and $462.7 million as of October 31, 2021 and April 30, 2021, respectively. This $318.7 million change in negative working capital was primarily due to the seasonality of our business. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions for which cash has been collected in advance. The contract liabilities will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of October 31, 2021 and as of April 30, 2021 includes $267.9 million and $545.4 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

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

Net Cash Used In Investing Activities

Net cash used in investing activities for the six months ended October 31, 2021 was $62.6 million compared to $61.7 million in the prior year. The increase in cash used in investing activities was due to an increase of $13.4 million in cash used to acquire businesses, which primarily included the acquisition of J&J, and an increase in product development spending of $2.0 million. This was partially offset by a decrease of $13.6 million for the acquisition of publication rights and other activities, and cash proceeds of $3.4 million in the six months ended October 31, 2021 due to the sale of our world language product portfolio as described above.

Index

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $147.0 million for the six months ended October 31, 2021 compared to $18.6 million for the six months ended October 31, 2020. This increase in cash provided by financing activities was primarily due to an increase in net borrowings of long-term debt of $167.9 million, partially offset by an increase in cash used from book overdrafts of $18.0 million, and $17.4 million of cash used for purchases of treasury shares in the six months ended October 31, 2021.

Dividends and Share Repurchases

In June 2021, Wiley increased its quarterly dividend to shareholders to $1.38 per share annualized versus $1.37 per share annualized.

The following table summarizes the shares repurchased of Class A and Class B Common Stock for the six months ended October 31, 2021 (shares in thousands):

Six Months Ended October 31, 2021
Shares repurchased – Class A	312
Shares repurchased – Class B	1
Average price – Class A and Class B	$55.51

There were no share repurchases during the six months ended October 31, 2020.

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

On an annual basis, a hypothetical one percent change in interest rates for the $645.4 million of unhedged variable rate debt as of October 31, 2021 would affect net income and cash flow by approximately $5.1 million.

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

Our significant investments in non-US businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated other comprehensive loss, net of tax within Shareholders’ Equity under the caption Foreign currency translation adjustment. During the three and six months ended October 31, 2021, we recorded foreign currency translation losses in Accumulated other comprehensive loss, net of tax of approximately $9.5 million and $15.4 million, respectively, primarily as a result of the fluctuations of the US dollar relative to the euro and, to a lesser extent the British pound sterling. During the three and six months ended October 31, 2020, we recorded foreign currency translation (losses) gains in Accumulated other comprehensive loss, net of tax of approximately $(11.6) million and $35.2 million, respectively, primarily as a result of the fluctuations of the US dollar relative to the British pound sterling, and to a lesser extent the euro.

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

The reserves are reflected in the following accounts of our Unaudited Condensed Consolidated Statements of Financial Position:

	October 31, 2021	April 30, 2021
Increase in Inventories, net	$10,991	$10,886
Decrease in Accrued royalties	$(5,426)	$(4,949)
Increase in Contract liabilities	$42,309	$38,034
Print book sales return reserve net liability balance	$(25,892)	$(22,199)

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

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. No single book customer accounts for more than 8% of total consolidated revenue and more than 16% of accounts receivable at October 31, 2021. The top 10 book customers account for approximately 13% of total consolidated revenue and approximately 29% of accounts receivable at October 31, 2021.

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

Changes in Internal Control over Financial Reporting: During the three months ended October 31, 2021, we closed on the acquisition of J&J Editorial Services, LLC (J&J). We excluded J&J from the scope of management’s report on internal control over financial reporting for the six months ended October 31, 2021. During fiscal year 2021, we closed on the acquisition of Hindawi. We excluded Hindawi from the scope of management’s report on internal control over financial reporting for the year ended April 30, 2021. We are in the process of integrating J&J and Hindawi to our overall internal control over financial reporting and will include them in scope for the year ending April 30, 2022. This process may result in additions or changes to our internal control over financial reporting.

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

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant developments related to legal proceedings during the three months ended October 31, 2021. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 Note 16, “Commitment and Contingencies”.

Index

ITEM 1A. RISK FACTORS

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2021, we made the following purchases of Class A and Class B Common Stock under our publicly announced stock repurchase programs:
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program	Maximum Dollar Value of Shares that May be Purchased Under Additional Plans or Programs (Dollars in millions)
August 2021	—	$—	—	367,684	$200
September 2021	121,270	55.61	121,270	246,414	200
October 2021	62,086	52.44	62,086	184,328	200
Total	183,356	$54.54	183,356	184,328	$200

ITEM 6. EXHIBITS

Material Contracts
10.1*	Employment Agreement dated August 7, 2020 between Todd Zipper, Executive Vice President & General Manager, Education Services and the Company.

10.2
Senior Executive Employment Agreement dated as of October 25, 2021 between Christina Van Tassell and the Company (incorporated by reference to the Company’s Report on Form 8-K dated as of October 28, 2021).

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

JOHN WILEY & SONS, INC.
Registrant

By	/s/ Brian A. Napack
Brian A. Napack
President and Chief Executive Officer

By	/s/ Christina Van Tassell
Christina Van Tassell
Executive Vice President and Chief Financial Officer

By	/s/ Christopher F. Caridi
Christopher F. Caridi
Senior Vice President, Global Corporate Controller and Chief Accounting Officer

Dated: December 8, 2021

Index