Form 10-Q
period 2022-01-31
JOHN WILEY & SONS, INC.
filed 2022-03-09
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

The number of shares outstanding of each of the Registrant’s classes of common stock as of February 28, 2022 were:

Class A, par value $1.00 – 46,669,560
Class B, par value $1.00 – 9,040,462

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

INDEX

Management uses these non-GAAP performance measures as supplemental indicators of our operating performance and financial position as well as for internal reporting and forecasting purposes, when publicly providing our outlook, to evaluate our performance and calculate incentive compensation. We present these non-GAAP performance measures in addition to US GAAP financial results because we believe that these non-GAAP performance measures provide useful information to certain investors and financial analysts for operational trends and comparisons over time. The use of these non-GAAP performance measures may also provide a consistent basis to evaluate operating profitability and performance trends by excluding items that we do not consider to be controllable activities for this purpose.

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

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – UNAUDITED
In thousands

	January 31, 2022	April 30, 2021
Assets:
Current assets
Cash and cash equivalents	$109,444	$93,795
Accounts receivable, net of allowance for credit losses of $22.8 million and $21.5 million, respectively	267,988	311,571
Inventories, net	39,726	42,538
Prepaid expenses and other current assets	74,412	78,393
Total current assets	491,570	526,297

Product development assets, net	44,350	49,517
Royalty advances, net	36,523	39,582
Technology, property and equipment, net	271,984	282,270
Intangible assets, net	970,893	1,015,302
Goodwill	1,325,964	1,304,340
Operating lease right-of-use assets	118,155	121,430
Other non-current assets	118,545	107,701
Total assets	$3,377,984	$3,446,439

Liabilities and shareholders' equity:
Current liabilities
Accounts payable	$76,743	$95,791
Accrued royalties	141,304	78,582
Short-term portion of long-term debt	15,625	12,500
Contract liabilities	355,846	545,425
Accrued employment costs	105,286	144,744
Accrued income taxes	16,804	8,590
Short-term portion of operating lease liabilities	21,598	22,440
Other accrued liabilities	88,275	80,900
Total current liabilities	821,481	988,972

Long-term debt	902,045	809,088
Accrued pension liability	115,860	146,247
Deferred income tax liabilities	182,899	172,903
Operating lease liabilities	139,587	145,832
Other long-term liabilities	96,594	92,106
Total liabilities	2,258,466	2,355,148

Shareholders’ equity
Preferred stock, $1 par value per share: Authorized shares – 2 million, Issued shares - 0	—	—
Class A common stock, $1 par value per share: Authorized shares - 180 million, Issued shares - 70,218 and 70,208 as of January 31, 2022 and April 30, 2021, respectively	70,218	70,208
Class B common stock, $1 par value per share: Authorized shares - 72 million, Issued shares - 12,964 and 12,974 as of January 31, 2022 and April 30, 2021, respectively	12,964	12,974
Additional paid-in-capital	457,165	444,358
Retained earnings	1,897,321	1,850,058
Accumulated other comprehensive loss, net of tax	(507,439)	(490,790)
Less treasury shares at cost (Class A – 23,549 and 23,419 as of January 31, 2022 and April 30, 2021, respectively; Class B – 3,924 and 3,922 as of January 31, 2022 and April 30, 2021, respectively)	(810,711)	(795,517)
Total shareholders’ equity	1,119,518	1,091,291
Total liabilities and shareholders' equity	$3,377,984	$3,446,439

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Revenue, net	$515,884	$482,912	$1,537,275	$1,405,249

Costs and expenses
Cost of sales	172,916	157,636	513,654	457,298
Operating and administrative expenses	275,475	251,242	800,254	735,778
Restructuring and related charges (credits)	448	20,675	(1,161)	24,813
Amortization of intangible assets	21,056	19,032	63,683	53,089
Total costs and expenses	469,895	448,585	1,376,430	1,270,978

Operating income	45,989	34,327	160,845	134,271

Interest expense	(5,103)	(4,853)	(14,739)	(13,928)
Foreign exchange transaction losses	(488)	(5,694)	(1,488)	(6,473)
Gain on sale of certain assets	—	—	3,694	—
Other income, net	2,821	3,612	9,524	11,769

Income before taxes	43,219	27,392	157,836	125,639
Provision for income taxes	7,853	5,231	52,673	18,712

Net income	$35,366	$22,161	$105,163	$106,927

Earnings per share:
Basic	$0.63	$0.40	$1.89	$1.91
Diluted	$0.63	$0.39	$1.86	$1.90

Weighted average number of common shares outstanding:
Basic	55,701	55,984	55,789	55,967
Diluted	56,389	56,332	56,481	56,230

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED
Dollars in thousands

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Net income	$35,366	$22,161	$105,163	$106,927

Other comprehensive (loss) income:
Foreign currency translation adjustment	(15,918)	48,305	(31,338)	83,532
Unamortized retirement credits (costs), net of tax (expense) benefit of $(1,328), $1,912, $(2,954), and $2,621, respectively	4,688	(6,774)	10,342	(9,036)
Unrealized gain on interest rate swaps, net of tax (expense) of $(678), $(184), $(1,453) and $(436), respectively	2,000	582	4,347	1,472
Total other comprehensive (loss) income	(9,230)	42,113	(16,649)	75,968

Comprehensive income	$26,136	$64,274	$88,514	$182,895

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Dollars in thousands

	Nine Months Ended January 31,
	2022	2021
Operating activities
Net income	$105,163	$106,927
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	63,683	53,089
Amortization of product development assets	26,662	25,323
Depreciation and amortization of technology, property and equipment	72,139	68,841
Restructuring and related (credits) charges	(1,161)	24,813
Stock-based compensation expense	19,361	14,744
Employee retirement plan expense	14,309	9,080
Foreign exchange transaction losses	1,488	6,473
Gain on sale of certain assets	(3,694)	—
Other noncash charges	39,044	29,256
Net change in operating assets and liabilities	(178,510)	(183,720)
Net cash provided by operating activities	158,484	154,826
Investing activities
Product development spending	(20,388)	(17,103)
Additions to technology, property and equipment	(60,668)	(58,176)
Businesses acquired in purchase transactions, net of cash acquired	(70,620)	(298,590)
Proceeds related to the sale of certain assets	3,375	—
Acquisitions of publication rights and other	(3,750)	(18,524)
Net cash used in investing activities	(152,051)	(392,393)
Financing activities
Repayments of long-term debt	(268,466)	(452,927)
Borrowings of long-term debt	373,800	627,097
Purchases of treasury shares	(24,867)	(7,063)
Change in book overdrafts	(4,000)	7,929
Cash dividends	(57,900)	(57,802)
Impact of tax withholding on stock-based compensation and other	(5,468)	(1,391)
Net cash provided by financing activities	13,099	115,843
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(3,875)	10,631
Cash reconciliation:
Cash and cash equivalents	93,795	202,464
Restricted cash included in Prepaid expenses and other current assets	564	583
Balance at beginning of period	94,359	203,047
Increase/(decrease) for the period	15,657	(111,093)
Cash and cash equivalents	109,444	91,321
Restricted cash included in Prepaid expenses and other current assets	572	633
Balance at end of period	$110,016	$91,954
Cash paid during the period for:
Interest	$13,601	$12,697
Income taxes, net of refunds	$34,040	$46,148
Noncash items:
Shares issued in connection with the acquisition of a business	$7,363	$—

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at October 31, 2021	$70,211	$12,971	$451,808	$1,881,235	$(498,209)	$(811,351)	$1,106,665
Restricted shares issued under stock-based compensation plans	—	—	(944)	1	—	1,015	72
Issuance of Class A common stock related to the acquisition of a business	—	—	—	—	—	7,363	7,363
Impact of tax withholding on stock-based compensation and other	—	—	2	—	—	(238)	(236)
Stock-based compensation expense	—	—	6,299	—	—	—	6,299
Purchases of treasury shares	—	—	—	—	—	(7,500)	(7,500)
Class A common stock dividends ($0.3450 per share)	—	—	—	(16,162)	—	—	(16,162)
Class B common stock dividends ($0.3450 per share)	—	—	—	(3,119)	—	—	(3,119)
Common stock class conversions	7	(7)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	35,366	(9,230)	—	26,136
Balance at January 31, 2022	$70,218	$12,964	$457,165	$1,897,321	$(507,439)	$(810,711)	$1,119,518

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at October 31, 2020	$70,179	$13,003	$435,851	$1,825,025	$(541,642)	$(782,203)	$1,020,213
Restricted shares issued under stock-based compensation plans	—	—	(128)	2	—	193	67
Impact of tax withholding on stock-based compensation and other	—	—	2	—	—	(47)	(45)
Stock-based compensation expense	—	—	5,678	—	—	—	5,678
Purchases of treasury shares	—	—	—	—	—	(7,063)	(7,063)
Class A common stock dividends ($0.3425 per share)	—	—	—	(16,220)	—	—	(16,220)
Class B common stock dividends ($0.3425 per share)	—	—	—	(3,102)	—	—	(3,102)
Common stock class conversions	29	(29)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	22,161	42,113	—	64,274
Balance at January 31, 2021	$70,208	$12,974	$441,403	$1,827,866	$(499,529)	$(789,120)	$1,063,802

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2021	$70,208	$12,974	$444,358	$1,850,058	$(490,790)	$(795,517)	$1,091,291
Restricted shares issued under stock-based compensation plans	—	—	(7,920)	—	—	8,129	209
Issuance of Class A common stock related to the acquisition of a business	—	—	—	—	—	7,363	7,363
Impact of tax withholding on stock-based compensation and other	—	—	351	—	—	(5,819)	(5,468)
Stock-based compensation expense	—	—	20,376	—	—	—	20,376
Purchases of treasury shares	—	—	—	—	—	(24,867)	(24,867)
Class A common stock dividends ($0.3450 per share)	—	—	—	(48,537)	—	—	(48,537)
Class B common stock dividends ($0.3450 per share)	—	—	—	(9,363)	—	—	(9,363)
Common stock class conversions	10	(10)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	105,163	(16,649)	—	88,514
Balance at January 31, 2022	$70,218	$12,964	$457,165	$1,897,321	$(507,439)	$(810,711)	$1,119,518

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2020	$70,166	$13,016	$431,680	$1,780,129	$(575,497)	$(785,870)	$933,624
Cumulative effect of change in accounting principle, net of tax	—	—	—	(1,390)	—	—	(1,390)
Restricted shares issued under stock-based compensation plans	—	—	(5,392)	2	—	5,575	185
Impact of tax withholding on stock-based compensation and other	—	—	371	—	—	(1,762)	(1,391)
Stock-based compensation expense	—	—	14,744	—	—	—	14,744
Purchases of treasury shares	—	—	—	—	—	(7,063)	(7,063)
Class A common stock dividends ($0.3425 per share)	—	—	—	(48,477)	—	—	(48,477)
Class B common stock dividends ($0.3425 per share)	—	—	—	(9,325)	—	—	(9,325)
Common stock class conversions	42	(42)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	106,927	75,968	—	182,895
Balance at January 31, 2021	$70,208	$12,974	$441,403	$1,827,866	$(499,529)	$(789,120)	$1,063,802

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

In the fourth quarter of fiscal year 2021, a UK entity acquired in connection with the acquisition of mthree, which was acquired on January 1, 2020, was erroneously dissolved by the Company in accordance with UK Companies Act regulations while still holding assets. This entity, along with its subsidiaries, (the Entity) had various net intercompany receivables owed to them from other Wiley companies of approximately $188.8 million as of April 30, 2021 (approximately $122.4 million as of January 31, 2022), which upon a dissolution technically revert to the British Crown (Crown). Wiley petitioned to Companies House to reinstate the Entity without prejudice, which was completed in March 2022.

As a result of these events, the Company evaluated whether it was appropriate to consolidate the assets, liabilities, and operations of the Entity as part of its consolidated financial statements as of January 31, 2022 and April 30, 2021, and for the period from the Entity being dissolved through January 31, 2022. The Company has evaluated whether there was a liability to the Crown and a related loss associated with the dissolution of the Entity under US GAAP in fiscal year 2021 and as of January 31, 2022.

The Company evaluated the criteria in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, “Consolidations” to determine if consolidating the Entity was appropriate under US GAAP. Based on that evaluation and the administrative nature of the process to restore, the Company concluded that although the Entity was dissolved, we maintained control of the assets of the Entity and, therefore, appropriately consolidated the assets, liabilities and operations of the Entity in our consolidated financial statements as of January 31, 2022 and April 30, 2021.

INDEX

Note 2 — Recent Accounting Standards

Recently Adopted Accounting Standards

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, “Reference Rate Reform: Scope.” These ASUs provide optional guidance for a limited period of time to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.  This would apply to companies meeting certain criteria that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This standard is effective for us immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. On December 22, 2021, we amended the Amended and Restated RCA to change the rates for Sterling and Euro denominated borrowings from LIBOR-based rates to alternative rates. We applied ASU 2020-04 at the time of this modification, and there was no impact on our consolidated financial statements.  Refer to Note 15, “Debt and Available Credit Facilities,” for more information. The future impact of this ASU on our consolidated financial statements will be based on any future contract modifications.

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

Recently Issued Accounting Standards

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. This ASU requires that an acquirer recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606 “Revenue from Contracts with Customers” (Topic 606) as if it had originated the contracts. Generally, this would result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements if the acquiree prepared financial statements in accordance with US GAAP. This standard is effective for us on May 1, 2023, including interim periods within the fiscal year. Early adoption is permitted. The standard is applied prospectively to business combinations occurring on or after the effective date of the amendments. The impact will be based on future business combinations after we adopt the standard.

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

Fiscal Year 2022

XYZ Media

On December 29, 2021, we completed the acquisition of certain assets of XYZ Media Inc. (XYZ Media). XYZ Media is a company that generates leads for higher education institutions. The results of XYZ Media are included in our Education Services segment results.  The fair value of consideration transferred at the date of acquisition was $45.4 million which included $38.0 million of cash, and approximately 129 thousand shares of Wiley Class A common stock, or approximately $7.4 million. We financed the payment of the cash consideration with a combination of cash on hand and borrowings under our Amended and Restated RCA (as defined below in Note 15, “Debt and Available Credit Facilities”).

The XYZ Media acquisition was accounted for using the acquisition method of accounting. The preliminary excess purchase price over identifiable net tangible and intangible assets acquired, and liabilities assumed has been recorded to Goodwill in our Condensed Consolidated Statements of Financial Position. Goodwill represents synergies and economies of scale expected from the combination of services. We recorded the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date, which included a preliminary allocation of $21.6 million of goodwill and $23.3 million of intangible assets consisting of developed technology, customer relationships, covenants not to compete and trademarks that are being amortized over preliminary estimated weighted average useful lives ranging from 1 to 7 years. The goodwill will be deductible for tax purposes. The acquisition related costs to acquire XYZ Media were expensed when incurred and were approximately $0.1 million for both the three and nine months ended January 31, 2022. Such costs were allocated to the Education Services segment and are reflected in Operating and administrative expenses on the Condensed Consolidated Statements of Net Income for the three and nine months ended January 31, 2022.

XYZ Media’s revenue and operating loss included in our Education Services segment results for both the three and nine months ended January 31, 2022 was $1.0 million and $(0.3) million, respectively.

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

Other Acquisitions in Fiscal Year 2022

On November 30, 2021, we acquired the assets of the eJournalPress business (EJP) from Precision Computer Works, Inc. EJP is a technology platform company with an established journal submission and peer review management system. The results of EJP are included in our Research Publishing & Platforms segment results.

On October 1, 2021, we completed the acquisition of certain assets of J&J Editorial Services, LLC. (J&J). J&J is a publishing services company providing expert offerings in editorial operations, production, copyediting, system support and consulting. The results of J&J are included in our Research Publishing & Platforms segment results.

We also completed in the three months ended January 31, 2022, the acquisition of one immaterial business included in our Research Publishing & Platforms segment, and in the three months ended July 31, 2021, the acquisition of one immaterial business in our Education Services segment.

The aggregate preliminary fair value of consideration transferred for these other acquisitions was approximately $38.3 million during the nine months ended January 31, 2022 which included $33.7 million of cash paid at the acquisition dates and $4.6 million of additional cash to be paid after the acquisition dates. The fair value of the cash consideration transferred, net of $1.2 million of cash acquired was approximately $32.5 million. These other acquisitions were accounted for using the acquisition method of accounting as of their respective acquisition dates.

INDEX

Associated with these other acquisitions, the preliminary aggregate excess purchase price over identifiable net tangible and intangible assets acquired, and liabilities assumed of $21.3 million has been recorded to Goodwill on our Condensed Consolidated Statements of Financial Position as of January 31, 2022 and $13.6 million of intangible assets subject to amortization have been recorded, including developed technology, customer relationships, trademarks, and covenants not to compete that are being amortized over preliminary estimated weighted average useful lives of 5, 9, 2, and 4 years, respectively. The fair value assessed for the majority of the tangible assets acquired and liabilities assumed approximated their carrying value. Goodwill represents synergies and economies of scale expected from the combination of services. Goodwill of $21.3 million has been allocated to the Research Publishing & Platforms segment and none has been allocated to the Education Services segment. Approximately $17.8 million of the goodwill will be deductible for tax purposes, and $3.5 million will not be deductible for tax purposes. The incremental revenue for the three and nine months ended January 31, 2022 related to these other acquisitions was approximately $2.8 million and $3.5, respectively. The aggregate acquisition related costs to acquire these other acquisitions was expensed when incurred and was approximately $0.4 million for  the nine months ended January 31, 2022.

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

The fair value of the consideration transferred at the acquisition date was $300.1 million which included $299.3 million of cash and $0.8 million related to the settlement of a preexisting relationship. We financed the payment of the cash consideration primarily through borrowings under our Amended and Restated RCA (as defined below in Note 15, “Debt and Available Credit Facilities”) and using cash on hand. The fair value of the cash consideration transferred, net of $1.0 million of cash acquired was approximately $298.3 million.

Hindawi’s revenue and operating income included in our Research Publishing & Platforms segment results for the three months ended January 31, 2022 was $15.2 million and $3.5 million, respectively. Hindawi’s revenue and operating income included in our Research Publishing & Platforms segment results for the nine months ended January 31, 2022 was $39.8 million and $8.6 million, respectively.

During the nine months ended January 31, 2022, no revisions were made to the allocation of the consideration transferred to the assets acquired and liabilities assumed. We recorded the fair value of the assets acquired and liabilities assumed on the acquisition date, which included an allocation of $147.4 million of goodwill allocated to the Research Publishing & Platforms segment, and $194.9 million of intangible assets subject to amortization.

The allocation of the consideration transferred to the assets acquired and the liabilities assumed was finalized during the three months ended January 31, 2022.

INDEX

Note 4 — Revenue Recognition, Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by segment and product type.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Research Publishing & Platforms:
Research Publishing	$248,884	$229,327	$775,115	$700,482
Research Platforms	14,457	10,523	38,136	31,512
Total Research Publishing & Platforms	263,341	239,850	813,251	731,994

Academic & Professional Learning:
Education Publishing (1)	95,498	97,671	260,459	263,702
Professional Learning	75,135	75,955	225,967	206,269
Total Academic & Professional Learning	170,633	173,626	486,426	469,971

Education Services:
University Services (2)	55,090	56,725	167,565	163,248
Talent Development Services (1)(3)	26,820	12,711	70,033	40,036
Total Education Services	81,910	69,436	237,598	203,284

Total Revenue	$515,884	$482,912	$1,537,275	$1,405,249

(1)
In May 2021, we moved the WileyNXT product offering from Academic & Professional Learning – Education Publishing to Education Services – Talent Development Services. As a result, the prior period results related to the WileyNXT product offering have been included in Education Services – Talent Development Services. The revenue was $0.5 million and $1.6 million for the three and nine months ended January 31, 2021, respectively. There were no changes to our total consolidated financial results.

(2)	University Services was previously referred to as Education Services OPM.
(3)	Talent Development Services was previously referred to as mthree.

The following information describes our disaggregation of revenue by segment and product type. Overall, the majority of our revenue is recognized over time.

Research Publishing & Platforms

Research Publishing & Platforms customers include academic, corporate, government, and public libraries, funders of research, researchers, scientists, clinicians, engineers and technologists, scholarly and professional societies, and students and professors. Research Publishing & Platforms products are sold and distributed globally through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, and other customers. Publishing centers include Australia, China, Germany, India, the United Kingdom (UK), and the United States (US). The majority of revenue generated from Research Publishing & Platforms products is recognized over time. Total Research Publishing & Platforms revenue was $263.3 million and $813.3 million in the three and nine months ended January 31, 2022, respectively.

We disaggregated revenue by Research Publishing & Research Platforms to reflect the different type of products and services provided.

Research Publishing Products

Research Publishing products provide scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Research Publishing revenue was $248.9 million and $775.1 million in the three and nine months ended January 31, 2022, respectively and the majority is recognized over time.

INDEX

Research Publishing products generate approximately 77% and 79% in the three and nine months ended January 31, 2022, respectively of its revenue from contracts with its customers from Journal Subscriptions (pay to read), Open Access (pay to publish) and Transitional Agreements (read and publish), sometimes referred to as Comprehensive Agreements, and the remainder from Licensing, Reprints, Backfiles, and Other.

Research Platforms Services

Research Platforms is principally comprised of Atypon, a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content on the web through the Literatum platform. Research Platforms revenue was $14.5 million and $38.1 million in the three and nine months ended January 31, 2022, respectively and the majority is recognized over time.

Academic & Professional Learning

Academic & Professional Learning provides Education Publishing and Professional Learning products and services including scientific, professional, and education print and digital books, digital courseware, and test preparation services, to libraries, corporations, students, professionals, and researchers, as well as learning, development, and assessment services for businesses and professionals. Communities served include business, finance, accounting, workplace learning, management, leadership, technology, behavioral health, engineering/ architecture, science and medicine, and education. Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, web sites, distributor networks and other online applications. Publishing centers include Australia, Germany, India, the UK, and the US. Total Academic & Professional Learning revenue was $170.6 million and $486.4 million in the three and nine months ended January 31, 2022, respectively.

We disaggregated revenue by type of products provided. Academic & Professional Learning products are Education Publishing and Professional Learning. Academic & Professional Learning revenues are mainly recognized at a point in time.

Education Publishing Products
Education Publishing products revenue was $95.5 million and $260.5 million in the three and nine months ended January 31, 2022, respectively. Education Publishing products generate approximately 60% and 65% in the three and nine months ended January 31, 2022, respectively of its revenue from contracts with its customers from Education (print and digital) Publishing, which is recognized at a point in time, and 25% and 20% in the three and nine months ended January 31, 2022, respectively from Digital Courseware which is recognized over time. The remainder of its revenues were from Test Preparation and Certification and Licensing and Other, which has a mix of revenue recognized at a point in time and over time.

Professional Learning Products
Professional Learning products revenue was $75.1 million and $226.0 million in the three and nine months ended January 31, 2022, respectively. Professional Learning (print and digital) products generate approximately 64% and 62% in the three and nine months ended January 31, 2022 of revenue from contracts with its customers from Professional Publishing, and Licensing and Other, and both are mainly recognized at a point in time. Approximately 36% and 38% of Professional Learning products revenue in the three and nine months ended January 31, 2022 is from contracts with its customers from Corporate Training and Corporate Learning, which is recognized mainly over time.

Education Services

Education Services revenue was $81.9 million and $237.6 million in the three and nine months ended January 31, 2022, respectively and the majority is recognized over time. We disaggregated revenue by type of services provided, which are University Services (previously referred to as Education Services OPM) and Talent Development Services (previously referred to as mthree).
University Services

University Services revenue was $55.1 million and $167.6 million in the three and nine months ended January 31, 2022, respectively and is mainly recognized over time. University Services primarily engages in the comprehensive management of online degree programs for universities and has grown to include a broad array of tech enabled service offerings that address our partner specific pain points. Increasingly, this includes delivering career credentialing education that advances specific careers with in-demand skills.

INDEX

Talent Development Services

Talent Development Services revenue was $26.8 million and $70.0 million in the three and nine months ended January 31, 2022, respectively, and is recognized at the point in time the services are provided to its customers. Talent Development Services is a talent placement provider that finds, trains and places job-ready technology talent in roles with leading corporations worldwide.

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

The following table provides information about accounts receivable, net and contract liabilities from contracts with customers.

	January 31, 2022	April 30, 2021	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$267,988	$311,571	$(43,583)
Contract liabilities (1)	355,846	545,425	(189,579)
Contract liabilities (included in Other long-term liabilities)	$21,921	$19,560	$2,361

(1)	The sales return reserve recorded in Contract liabilities is $39.4 million and $38.0 million, as of January 31, 2022 and April 30, 2021, respectively.

For the nine months ended January 31, 2022, we estimate that we recognized revenue of approximately 98% that was included in the current contract liability balance at April 30, 2021.

The decrease in contract liabilities excluding the sales return reserve, was primarily driven by revenue earned on journal subscription agreements, comprehensive agreements, open access and test preparation and certification offerings, partially offset by renewals of journal subscription agreements and comprehensive agreements, open access, and test preparation and certification offerings.

Remaining Performance Obligations included in Contract Liability

As of January 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $377.8 million, which included the sales return reserve of $39.4 million. Excluding the sales return reserve, we expect that approximately $316.5 million will be recognized in the next twelve months with the remaining $21.9 million to be recognized thereafter.

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

Our assets associated with incremental costs to fulfill a contract were $11.3 million and $12.1 million at January 31, 2022 and April 30, 2021, respectively, and are included within Other non-current assets on our Unaudited Condensed Consolidated Statements of Financial Position. We recorded amortization expense of $1.2 million and $4.0 million during the three and nine months ended January 31, 2022, respectively, related to these assets within Cost of sales on our Unaudited Condensed Consolidated Statements of Net Income. We recorded amortization expense of $1.3 million and $3.9 million during the three and nine months ended January 31, 2021, respectively, related to these assets within Cost of sales on our Unaudited Condensed Consolidated Statements of Net Income.

INDEX

Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Academic & Professional Learning segment, occur before the transfer of control of the related goods. Therefore, in accordance with the revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are primarily reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net Income. We incurred $7.1 million and $21.1 million in shipping and handling costs in the three and nine months ended January 31, 2022, respectively. We incurred $7.1 million and $20.3 million in shipping and handling costs in the three and nine months ended January 31, 2021, respectively.

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

For operating leases, the ROU assets and liabilities are presented on our Unaudited Condensed Consolidated Statement of Financial Position as follows:

	January 31, 2022	April 30, 2021
Operating lease ROU assets	$118,155	$121,430
Short-term portion of operating lease liabilities	21,598	22,440
Operating lease liabilities, non-current	$139,587	$145,832

During the nine months ended January 31, 2022, we added $10.2 million to the ROU assets and $10.1 million to the operating lease liabilities due to new leases, including due to acquisitions, as well as modifications and remeasurements to our existing operating leases.

Our total net lease costs are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Operating lease cost	$6,015	$5,652	$18,257	$18,898
Variable lease cost	386	449	1,127	1,700
Short-term lease cost	51	34	107	214
Sublease income	(315)	(181)	(706)	(526)
Total net lease cost (1)	$6,137	$5,954	$18,785	$20,286

(1)
Total net lease cost does not include those costs and sublease income included in Restructuring and related charges (credits) on our Unaudited Condensed Consolidated Statements of Net Income. This includes those operating leases we had identified in the year ended April 30, 2021 as part of our Business Optimization program that would be subleased. See Note 9, “Restructuring and Related Charges (Credits)” for more information on this program.

INDEX

Other supplemental information includes the following:

	Nine Months Ended January 31,
	2022	2021
Weighted-average remaining contractual lease term (years)	9	9
Weighted-average discount rate	5.80%	5.89%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,486	$24,563

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in our Unaudited Condensed Consolidated Statement of Financial Position as of January 31, 2022:

Fiscal Year	Operating Lease Liabilities
2022 (remaining 3 months)	$7,674
2023	28,264
2024	26,882
2025	25,454
2026	22,807
Thereafter	95,660
Total future undiscounted minimum lease payments	206,741

Less: Imputed interest	45,556

Present value of minimum lease payments	161,185

Less: Current portion	21,598

Noncurrent portion	$139,587

Note 6 — Stock-Based Compensation

We have stock-based compensation plans under which employees may be granted performance-based stock awards, other restricted stock awards and options. We recognize the grant date fair value of stock-based compensation in net income on a straight-line basis, net of estimated forfeitures over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established up to three years in advance, or less. For the three and nine months ended January 31, 2022, we recognized stock-based compensation expense, on a pretax basis, of $6.3 million and $19.4 million, respectively. For the three and nine months ended January 31, 2021, we recognized stock-based compensation expense, on a pretax basis, of $5.6 million and $14.7 million, respectively.

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

INDEX

The following table summarizes awards we granted to employees (shares in thousands):
	Nine Months Ended January 31,
	2022	2021
Restricted Stock:
Awards granted (shares)	653	691
Weighted average fair value of grant	$57.00	$41.26

Stock Option Activity

During the nine months ended January 31, 2022, we granted 290,000 stock option awards. Options are exercisable over a maximum period of ten years from the date of grant. For the nine months ended January 31, 2022, options generally vest 10%, 20%, 30%, and 40% on April 30, or on each anniversary date after the award is granted.

The following table provides the estimated weighted average fair value for options granted during the nine months ended January 31, 2022 using the Black-Scholes option-pricing model, and the significant weighted average assumptions used in their determination.

Nine Months Ended January 31, 2022
Weighted average fair value of options on grant date	$11.72

Weighted average assumptions:
Expected life of options (years)	6.3
Risk-free interest rate	1.2%
Expected volatility	30.7%
Expected dividend yield	2.4%
Fair value of common stock on grant date	$56.66
Exercise price of stock option grant	$62.18

Prior to the above stock option grants in the nine months ended January 31, 2022, we did not grant any stock option awards since the year ended April 30, 2016. As of April 30, 2019, all outstanding stock options vested allowing the participant the right to exercise their awards, and there was no unrecognized share-based compensation expense remaining related to those stock options.

Note 7 — Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three and nine months ended January 31, 2022 and 2021 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at October 31, 2021	$(273,361)	$(222,492)	$(2,356)	$(498,209)
Other comprehensive (loss) income before reclassifications	(15,918)	3,275	1,174	(11,469)
Amounts reclassified from accumulated other comprehensive loss	—	1,413	826	2,239
Total other comprehensive (loss) income	(15,918)	4,688	2,000	(9,230)
Balance at January 31, 2022	$(289,279)	$(217,804)	$(356)	$(507,439)

Balance at April 30, 2021	$(257,941)	$(228,146)	$(4,703)	$(490,790)
Other comprehensive (loss) income before reclassifications	(31,338)	6,056	1,859	(23,423)
Amounts reclassified from accumulated other comprehensive loss	—	4,286	2,488	6,774
Total other comprehensive (loss) income	(31,338)	10,342	4,347	(16,649)
Balance at January 31, 2022	$(289,279)	$(217,804)	$(356)	$(507,439)

INDEX

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at October 31, 2020	$(305,476)	$(230,182)	$(5,984)	$(541,642)
Other comprehensive income (loss) before reclassifications	48,305	(8,237)	(381)	39,687
Amounts reclassified from accumulated other comprehensive loss	—	1,463	963	2,426
Total other comprehensive income (loss)	48,305	(6,774)	582	42,113
Balance at January 31, 2021	$(257,171)	$(236,956)	$(5,402)	$(499,529)

Balance at April 30, 2020	$(340,703)	$(227,920)	$(6,874)	$(575,497)
Other comprehensive income (loss) before reclassifications	83,532	(13,527)	(1,302)	68,703
Amounts reclassified from accumulated other comprehensive loss	—	4,491	2,774	7,265
Total other comprehensive income (loss)	83,532	(9,036)	1,472	75,968
Balance at January 31, 2021	$(257,171)	$(236,956)	$(5,402)	$(499,529)

During the three and nine months ended January 31, 2022, pretax actuarial losses included in Unamortized Retirement Costs of approximately $1.8 million and $5.5 million, respectively, and in the three and nine months ended January 31, 2021, approximately $1.9 million and $5.8 million, respectively, were amortized from Accumulated other comprehensive loss and recognized as pension and post-retirement benefit expense primarily in Operating and administrative expenses and Other income, net on our Unaudited Condensed Consolidated Statements of Net Income.

Our policy for releasing the income tax effects from accumulated other comprehensive (loss) income is to release when the corresponding pretax accumulated other comprehensive (loss) income items are reclassified to earnings.

Note 8 — Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share follows (shares in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Weighted average shares outstanding	55,701	55,984	55,789	55,968
Less: Unvested restricted shares	—	—	—	(1)
Shares used for basic earnings per share	55,701	55,984	55,789	55,967
Dilutive effect of unvested restricted stock units and other stock awards	688	348	692	263
Shares used for diluted earnings per share	56,389	56,332	56,481	56,230
Antidilutive options to purchase Class A common shares, restricted shares, warrants to purchase Class A common shares, and contingently issuable restricted stock which are excluded from the table above	977	1,281	863	1,323

The shares associated with performance-based stock awards are considered contingently issuable shares and will be included in the diluted weighted average number of common shares outstanding when they have met the performance conditions, and when their effect is dilutive.

We included contingently issuable shares using the treasury stock method for our PSU awards in the diluted weighted average number of common shares outstanding based on the number of contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period. The calculation of diluted weighted average shares outstanding related to performance-based stock awards was nominal in the three and nine months ended January 31, 2022.

INDEX

Note 9 — Restructuring and Related Charges (Credits)

Beginning in fiscal year 2020, we initiated a multiyear Business Optimization Program (the Business Optimization Program) to drive efficiency improvement and operating savings.

The following tables summarize the pretax restructuring charges (credits) related to this program:

	Three Months Ended January 31,		Nine Months Ended January 31,		Total Charges
	2022	2021	2022	2021	Incurred to Date
Charges (Credits) by Segment:
Research Publishing & Platforms	$—	$83	$238	$(217)	$3,883
Academic & Professional Learning	215	314	(79)	1,628	13,625
Education Services	5	71	(23)	294	4,282
Corporate Expenses	228	20,193	(1,297)	23,247	43,311
Total Restructuring and Related Charges (Credits)	$448	$20,661	$(1,161)	$24,952	$65,101

Charges (Credits) by Activity:
Severance and termination benefits	$(291)	$825	$(2,861)	$3,618	$35,534
Impairment of operating lease ROU assets and property and equipment	—	14,924	—	14,924	15,079
Acceleration of expense related to operating lease ROU assets and property and equipment	—	3,378	—	3,378	3,378
Facility related charges, net	739	1,614	1,700	3,112	9,370
Other activities	—	(80)	—	(80)	1,740
Total Restructuring and Related Charges (Credits)	$448	$20,661	$(1,161)	$24,952	$65,101

The credits in severance and termination benefits activities for the three and nine months ended January 31, 2022, primarily reflects changes in the number of headcount reductions and estimates for previously accrued costs.

The charges in Impairment of operating lease ROU assets and property and equipment and Acceleration of expense related to operating lease ROU assets and property and equipment for the three and nine months ended January 31, 2021 reflects the expansion of the scope of the Business Optimization Program to include the exit of certain leased office space which began in the third quarter of fiscal 2021, and the reduction of our occupancy at other facilities.

Facilities related charges, net include sublease income related to those operating leases we had identified in the year ended April 30, 2021 as part of our Business Optimization program that would be subleased.

The following table summarizes the activity for the Business Optimization Program liability for the nine months ended January 31, 2022:
	April 30, 2021	(Credits)	Payments	Foreign Translation & Other Adjustments	January 31, 2022
Severance and termination benefits	$11,465	$(2,861)	$(5,225)	$(194)	$3,185
Total	$11,465	$(2,861)	$(5,225)	$(194)	$3,185

The restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs on our Unaudited Condensed Consolidated Statement of Financial Position as of January 31, 2022.

INDEX

Note 10 — Segment Information

We report our segment information in accordance with the provisions of FASB Accounting Standards Codification (ASC) Topic 280, “Segment Reporting”. These segments reflect the way our chief operating decision maker evaluates our business performance and manages the operations. The performance metric used by our chief operating decision maker to evaluate performance of our reportable segments is Adjusted Contribution to Profit. Our segment reporting structure consists of three reportable segments, which are listed below, as well as a Corporate category, which includes certain costs that are not allocated to the reportable segments:
●	Research Publishing & Platforms
●	Academic & Professional Learning
●	Education Services

Segment information is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Revenue:
Research Publishing & Platforms	$263,341	$239,850	$813,251	$731,994
Academic & Professional Learning (1)	170,633	173,626	486,426	469,971
Education Services (1)	81,910	69,436	237,598	203,284
Total revenue	$515,884	$482,912	$1,537,275	$1,405,249

Adjusted Contribution to Profit:
Research Publishing & Platforms	$62,165	$60,865	$218,242	$204,336
Academic & Professional Learning (1)	34,989	33,151	83,918	64,454
Education Services (1)	2,659	5,281	1,525	13,256
Total adjusted contribution to profit	99,813	99,297	303,685	282,046
Adjusted corporate contribution to profit	(53,376)	(44,295)	(144,001)	(122,962)
Total adjusted contribution to profit	$46,437	$55,002	$159,684	$159,084

Depreciation and Amortization:
Research Publishing & Platforms	$23,914	$20,997	$71,140	$60,463
Academic & Professional Learning (1)	17,038	17,233	53,550	53,757
Education Services (1)	8,260	7,493	25,376	21,982
Total depreciation and amortization	49,212	45,723	150,066	136,202
Corporate depreciation and amortization	4,151	3,593	12,418	11,051
Total depreciation and amortization	$53,363	$49,316	$162,484	$147,253

(1)
In May 2021, we moved the WileyNXT product offering from Academic & Professional Learning to Education Services. As a result, the prior period results related to the WileyNXT product offering have been included in Education Services. The Revenue, Adjusted Contribution to Profit and Depreciation and Amortization for WileyNXT was $0.5 million, $(0.2) million, and none, respectively, for the three months ended January 31, 2021. The Revenue, Adjusted Contribution to Profit and Depreciation and Amortization for WileyNXT was $1.6 million, $(0.4) million, and none, respectively, for the nine months ended January 31, 2021. There were no changes to our total consolidated financial results.

INDEX

The following table shows a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted Contribution to Profit:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
US GAAP Operating Income	$45,989	$34,327	$160,845	$134,271
Adjustments:
Restructuring and related charges (credits) (1)	448	20,675	(1,161)	24,813
Non-GAAP Adjusted Contribution to Profit	$46,437	$55,002	$159,684	$159,084

(1)	See Note 9, “Restructuring and Related Charges (Credits)” for these charges by segment.

See Note 4, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the three and nine months ended January 31, 2022 and 2021.

Note 11 — Inventories

Inventories, net consisted of the following:

	January 31, 2022	April 30, 2021
Finished goods	$29,613	$31,704
Work-in-process	2,053	2,060
Paper and other materials	260	331
Total inventories before estimated sales returns and LIFO reserve	$31,926	$34,095
Inventory value of estimated sales returns	10,243	10,886
LIFO reserve	(2,443)	(2,443)
Inventories, net	$39,726	$42,538

Note 12 — Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill by segment as of January 31, 2022:

	April 30, 2021 (1)	Acquisitions (2)	Foreign Translation Adjustment	January 31, 2022
Research Publishing & Platforms	$619,203	$21,252	$(12,443)	$628,012
Academic & Professional Learning	512,512	—	(8,243)	504,269
Education Services	172,625	21,619	(561)	193,683
Total	$1,304,340	$42,871	$(21,247)	$1,325,964

(1)	The Education Services goodwill balance as of April 30, 2021 includes a cumulative pretax noncash goodwill impairment of $110.0 million.
(2)	Refer to Note 3, “Acquisitions,” for more information related to the acquisitions that occurred in the nine months ended January 31, 2022.

INDEX

Intangible Assets

Intangible assets, net were as follows:

	January 31, 2022	April 30, 2021 (1)
Intangible assets with definite lives, net (2):
Content and publishing rights	$522,090	$564,229
Customer relationships	249,136	266,477
Developed technology	58,940	34,961
Brands and trademarks	17,097	19,536
Covenants not to compete	416	58
Total intangible assets with definite lives, net	847,679	885,261
Intangible assets with indefinite lives:
Brands and trademarks	37,000	37,000
Publishing rights	86,214	93,041
Total intangible assets with indefinite lives	123,214	130,041
Total intangible assets, net	$970,893	$1,015,302

(1)
The developed technology balance as of April 30, 2021 is presented net of accumulated impairments and write-offs of $2.8 million. The indefinite-lived brands and trademarks as of April 30, 2021 is net of accumulated impairments of $93.1 million.

(2)	Refer to Note 3, “Acquisitions,” for more information related to the acquisitions that occurred in the nine months ended January 31, 2022.

Note 13 — Income Taxes

The effective tax rate for the three and nine months ended January 31, 2022 was 18.2% and 33.4%, respectively, compared with 19.1% and 14.9% for the three and nine months ended January 31, 2021, respectively.

The rate for the three months ended January 31, 2022 was lower than the US statutory rate, as well as the rate for the three months ended January 31, 2021 primarily due to the mix of income at lower rates as well as certain discrete items realized during the three months ended January 31, 2022. The rate for the nine months ended January 31, 2022, was greater than the US statutory rate as well as the rate for the nine months ended January 31, 2021 due to an increase in the UK statutory rate, resulting in a noncash deferred tax expense from the re-measurement of our applicable UK net deferred tax liabilities.

The increase in the UK statutory rate during the nine months ended January 31, 2022 was larger than the increase during the nine months ended January 31, 2021.  In addition, during the nine months ended January 31, 2021, as a result of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and certain regulations issued in late July 2020, we carried back certain US net operating losses (NOLs) to a year with a higher statutory tax rate, decreasing the rate for the nine months ended January 31, 2021.

During the nine months ended January 31, 2022, the UK enacted legislation that increased its statutory rate from 19% to 25% effective April 1, 2023, resulting in a $20.7 million non-cash deferred tax expense. During the nine months ended January 31, 2021, the UK officially enacted legislation that increased its statutory rate from 17% to 19%, resulting in a $6.7 million non-cash deferred tax expense.

INDEX

Note 14 — Retirement Plans

The components of net pension income for our defined benefit plans were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Service cost	$291	$356	$898	$1,036
Interest cost	5,122	4,564	15,523	13,695
Expected return on plan assets	(9,986)	(9,853)	(30,387)	(28,880)
Amortization of prior service cost	(23)	(23)	(67)	(72)
Amortization of net actuarial loss	1,858	1,944	5,632	5,964
Net pension income	$(2,738)	$(3,012)	$(8,401)	$(8,257)

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

Employer defined benefit pension plan contributions were $3.4 million and $11.9 million for the three and nine months ended January 31, 2022, respectively, and $3.6 million and $12.5 million for the three and nine months ended January 31, 2021, respectively.

Defined Contribution Savings Plans

The expense for employer defined contribution savings plans was $7.2 million and $22.8 million for the three and nine months ended January 31, 2022, respectively, and $5.6 million and $17.4 million for the three and nine months ended January 31, 2021, respectively.

Note 15 — Debt and Available Credit Facilities

Our total debt outstanding consisted of the amounts set forth in the following table:

	January 31, 2022	April 30, 2021
Short-term portion of long-term debt (1)	$15,625	$12,500

Term loan A - Amended and Restated RCA (2)	210,552	222,928
Revolving credit facility - Amended and Restated RCA	691,493	586,160
Total long-term debt, less current portion	902,045	809,088

Total debt	$917,670	$821,588

(1)	Relates to our term loan A under the Amended and Restated RCA.
(2)	Amounts are shown net of unamortized issuance costs of $0.4 million as of January 31, 2022 and $0.5 million as of April 30, 2021.

Amended and Restated RCA

On May 30, 2019, we entered into a credit agreement that amended and restated our existing revolving credit agreement, which was then amended on December 22, 2021 as described below (collectively, the Amended and Restated RCA). The Amended and Restated RCA provides for senior unsecured credit facilities comprised of a (i) five-year revolving credit facility in an aggregate principal amount up to $1.25 billion, and (ii) a five-year term loan A facility consisting of $250 million.

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

On December 22, 2021, we entered into the first amendment (the “First Amendment”) to the Amended and Restated RCA.  The First Amendment, among other things, (i) changes the rate under the Amended and Restated RCA for borrowings denominated in Sterling from a LIBOR-based rate to a daily simple Sterling Overnight Index Average (SONIA) subject to certain adjustments specified in the Amended and Restated RCA, (ii) changes the rate under the Amended and Restated RCA for borrowings denominated in Euro from a LIBOR-based rate to a EURIBOR-based rate or a Euro Short Term Rate subject to certain adjustments specified in the Amended and Restated RCA, and (iii) updates certain other provisions regarding successor interest rates to LIBOR.

The Amended and Restated RCA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of January 31, 2022.

The amortization expense of the costs incurred related to the Amended and Restated RCA related to the lender and non-lender fees is recognized over the five-year term of the Amended and Restated RCA. Total amortization expense was $0.3 million and $0.8 million for the three and nine months ended January 31, 2022, respectively and is included in Interest expense on our Unaudited Condensed Consolidated Statements of Net Income. Total amortization expense was $0.3 million and $0.8 million for the three and nine months ended January 31, 2021, respectively and is included in Interest expense on our Unaudited Condensed Consolidated Statements of Net Income.

As of January 31, 2022, we had approximately $559.5 million of unused borrowing capacity under our Amended and Restated RCA and other facilities.

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

Interest Rate Contracts

As of January 31, 2022, we had total debt outstanding of $917.7 million, net of unamortized issuance costs of $0.4 million of which $918.1 million are variable rate loans outstanding under the Amended and Restated RCA, which approximated fair value.

We had outstanding interest rate swap agreements with combined notional amounts of $400.0 million as of January 31, 2022 and April 30, 2021. These agreements were accounted for as cash flow hedges which fixed a portion of the variable interest due on our Amended and Restated RCA.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of January 31, 2022 was a deferred loss of $1.5 million and a deferred gain of $1.7 million. Based on the maturity dates of the contracts, $1.1 million of the deferred loss as of January 31, 2022 was recorded within Other accrued liabilities and $0.4 million of the deferred loss was recorded within Other long-term liabilities. The deferred gain was recorded within Other non-current assets.

The fair value of the interest rate swaps as of April 30, 2021 was a deferred loss of $5.6 million. Based on the maturity dates of the contracts, the entire deferred loss as of April 30, 2021 was recorded within Other long-term liabilities.

INDEX

The pretax losses that were reclassified from Accumulated other comprehensive loss into Interest expense for the three and nine months ended January 31, 2022 were $1.1 million and $3.3 million, respectively. The pretax losses that were reclassified from Accumulated other comprehensive loss into Interest expense for the three and nine months ended January 31, 2021 were $1.0 million and $2.8 million, respectively.

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

As of January 31, 2022, and April 30, 2021, we did not maintain any open forward exchange contracts. In addition, we did not maintain any open forward contracts during the nine months ended January 31, 2022.

As of January 31, 2021, there was an open forward exchange contract to sell €32.0 million and buy $38.8 million to manage foreign currency exposures on intercompany loans. This forward contract expired on April 15, 2021. We did not designate this forward exchange contract as a hedge under the applicable sections of ASC Topic 815, “Derivatives and Hedging” as the benefits of doing so were not material due to the short-term nature of the contract. The fair value changes in the forward exchange contract substantially mitigated the changes in the value of the applicable foreign currency denominated liability. As of January 31, 2021, the fair value of the open forward exchange contracts was an immaterial gain and recorded within Prepaid expenses and other current assets. The fair value of the open forward exchange contract was measured on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. For the three and nine months ended January 31, 2021, the gain recognized on this forward contract was immaterial and included in Foreign exchange transaction losses on our Unaudited Condensed Consolidated Statement of Net Income.

Note 17 — Capital Stock and Changes in Capital Accounts

Share Repurchases

The following table summarizes the share repurchases of Class A and Class B Common Stock (shares in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Shares repurchased - Class A	134	146	446	146
Shares repurchased - Class B	1	1	2	1
Average Price - Class A and Class B	$55.40	$48.09	$55.48	$48.09

Dividends

The following table summarizes the cash dividends paid during the nine months ended January 31, 2022:

Date of Declaration by Board of Directors	Quarterly Cash Dividend	Total Dividend	Class of Common Stock	Dividend Paid Date	Shareholders of Record as of Date
June 22, 2021	$0.3450 per common share	$19.3 million	Class A and Class B	July 21, 2021	July 6, 2021
September 29, 2021	$0.3450 per common share	$19.2 million	Class A and Class B	October 27, 2021	October 12, 2021
December 15, 2021	$0.3450 per common share	$19.2 million	Class A and Class B	January 12, 2022	December 28, 2021

INDEX

Changes in Common Stock

The following is a summary of changes during the nine months ended January 31, in shares of our common stock and common stock in treasury (shares in thousands):

Changes in Common Stock A:	2022	2021
Number of shares, beginning of year	70,208	70,166
Common stock class conversions	10	42
Number of shares issued, end of period	70,218	70,208

Changes in Common Stock A in treasury:
Number of shares held, beginning of year	23,419	23,405
Purchases of treasury shares	446	146
Restricted shares issued under stock-based compensation plans – non-PSU Awards	(163)	(100)
Restricted shares issued under stock-based compensation plans – PSU Awards	(108)	(88)
Shares issued under the Director Plan to Directors	(2)	(6)
Restricted shares issued from exercise of stock options	(24)	(33)
Shares issued related to the acquisition of a business	(129)	—
Shares withheld for taxes	110	70
Number of shares held, end of period	23,549	23,394
Number of Common Stock A outstanding, end of period	46,669	46,814

Changes in Common Stock B:	2022	2021
Number of shares, beginning of year	12,974	13,016
Common stock class conversions	(10)	(42)
Number of shares issued, end of period	12,964	12,974

Changes in Common Stock B in treasury:
Number of shares held, beginning of year	3,922	3,920
Purchase of treasury shares	2	1
Number of shares held, end of period	3,924	3,921
Number of Common Stock B outstanding, end of period	9,040	9,053

Note 18 — Commitments and Contingencies

We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of January 31, 2022, will not have a material effect upon our consolidated financial condition or results of operations.

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

OVERVIEW

Wiley is a global leader in research and education, unlocking human potential by enabling discovery, powering education, and shaping workforces. For over 200 years, Wiley has fueled the world’s knowledge ecosystem. Today, our high-impact content, platforms, and services help researchers, learners, institutions, and corporations achieve their goals in an ever-changing world. Wiley is a predominantly digital company with over 80% of revenue for the nine months ended January 31, 2022 generated by digital products and services.

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

Wiley has operations in Russia consisting primarily of technology development resources. We have exercised contingency plans to minimize any disruption if we were to lose access to our staff. If that should occur, we believe it will not materially impact our overall operations. As of January 31, 2022, the net assets of our Russian operations were not material to our overall financial position. We have customers in Russia, primarily for our Research offerings, which are not material to our overall financial results. We do not have operations in Ukraine or Belarus and the business conducted in those countries are also not material to our overall financial results.
RESULTS OF OPERATIONS – THREE MONTHS ENDED JANUARY 31, 2022

THIRD QUARTER SUMMARY:

•
US GAAP Results: Consolidated Revenue of $516 million (+7%, compared with the prior year), Operating Income of $46 million (+34%, compared with the prior year), and EPS of $0.63 (+62%, compared with the prior year)

•
Adjusted Results (at constant currency compared with the prior year): Consolidated Revenue of $516 million (+7%, compared with the prior year), Adjusted EBITDA of $100 million (-5%, compared with the prior year), and Adjusted EPS of $0.95 (-9%, compared with the prior year)

•	Acquisitions: In the three months ended January 31, 2022, we completed three acquisitions, including acquiring the assets of XYZ Media Inc. (Education Services segment)

INDEX

CONSOLIDATED RESULTS OF OPERATIONS

Revenue:

Revenue for the three months ended January 31, 2022 increased $33.0 million, or 7%, as compared with the prior year on a reported basis and on a constant currency basis including contributions from acquisitions. Excluding the contributions from acquisitions, revenue increased 4% on a constant currency basis.

See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.

Cost of Sales:

Cost of sales for the three months ended January 31, 2022 increased $15.3 million, or 10%, as compared with the prior year on a reported and on a constant currency basis as compared with the prior year. This increase was primarily due to higher employee costs and, to a lesser extent, higher student acquisition costs in Education Services, as well as increased royalty costs in Research Publishing & Platforms.

Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended January 31, 2022 increased $24.2 million, or 10%, as compared with the prior year. On a constant currency basis, operating and administrative expenses increased 11% as compared with the prior year primarily reflecting higher technology costs, editorial costs due to additional resources to support investments in growth and, to a lesser extent, advertising and marketing costs.

Restructuring and Related Charges (Credits):

For the three months ended January 31, 2022 and 2021, we recorded pretax restructuring charges of $0.4 million and $20.7 million, respectively, primarily related to our Business Optimization Program. We anticipate $10.0 million in run rate savings from actions starting in fiscal 2022. These charges are reflected in Restructuring and related charges (credits) in our Unaudited Condensed Consolidated Statements of Net Income. See Note 9, “Restructuring and Related Charges (Credits)” for more details on these charges.

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

Amortization of Intangible Assets:

Amortization of intangible assets was $21.1 million for the three months ended January 31, 2022, an increase of $2.0 million, or 11%, as compared with the prior year on a reported and constant currency basis. This increase was primarily due to the intangible assets acquired as part of the Hindawi acquisition completed in fiscal year 2021 and, to a lesser extent, other acquisitions completed in fiscal year 2022. See Note 3, “Acquisitions” for more details on our acquisitions.

Operating Income, Adjusted Contribution to Profit (CTP) and Adjusted EBITDA:

Operating income for the three months ended January 31, 2022 increased $11.7 million, or 34%, as compared with the prior year.  On a constant currency basis, operating income increased 31% as compared with the prior year, primarily due to the increase in revenue and, to a lesser extent, lower restructuring charges, partially offset by an increase in operating and administrative expenses and cost of sales.

INDEX

Adjusted CTP and Adjusted EBITDA on a constant currency basis and excluding restructuring charges, decreased 17% and 5%, respectively, as compared with the prior year. The decrease in Adjusted CTP and Adjusted EBITDA was primarily due to an increase in operating and administrative expenses, and cost of sales, partially offset by revenue performance described above. In addition, the decrease in Adjusted CTP reflected higher depreciation and amortization.

Adjusted CTP

Below is a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted CTP:

	Three Months Ended January 31,
	2022	2021
US GAAP Operating Income	$45,989	$34,327
Adjustments:
Restructuring and related charges	448	20,675
Non-GAAP Adjusted CTP	$46,437	$55,002

Adjusted EBITDA

Below is a reconciliation of our consolidated US GAAP Net Income to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended January 31,
	2022	2021
Net Income	$35,366	$22,161
Interest expense	5,103	4,853
Provision for income taxes	7,853	5,231
Depreciation and amortization	53,363	49,316
Non-GAAP EBITDA	101,685	81,561
Restructuring and related charges	448	20,675
Foreign exchange transaction losses	488	5,694
Other income, net	(2,821)	(3,612)
Non-GAAP Adjusted EBITDA	$99,800	$104,318

Interest Expense:

Interest expense for the three months ended January 31, 2022 was $5.1 million compared with the prior year of $4.9 million. This increase was due to a higher weighted average effective interest rate and, to a lesser extent, higher average debt balance outstanding, which included borrowings for the funding of acquisitions.

Foreign Exchange Transaction Losses:

Foreign exchange transaction losses were $0.5 million for the three months ended January 31, 2022 and were primarily due to losses on our foreign currency denominated intercompany and, to a lesser extent, third party accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.

Foreign exchange transaction losses were $5.7 million for the three months ended January 31, 2021. The losses were primarily due to the unfavorable impact of the changes in exchange rates on US Dollar cash balances held in the UK to fund the acquisition of Hindawi.

INDEX

Provision for Income Taxes:

Below is a reconciliation of our US GAAP Income Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Three Months Ended January 31,
	2022	2021
US GAAP Income Before Taxes	$43,219	$27,392
Pretax Impact of Adjustments:
Restructuring and related charges	448	20,675
Foreign exchange losses on intercompany transactions	722	267
Amortization of acquired intangible assets	22,189	20,163
Non-GAAP Adjusted Income Before Taxes	$66,578	$68,497

Below is a reconciliation of our US GAAP Income Tax Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Three Months Ended January 31,
	2022	2021
US GAAP Income Tax Provision	$7,853	$5,231
Income Tax Impact of Adjustments (1):
Restructuring and related charges	114	4,965
Foreign exchange losses on intercompany transactions	239	87
Amortization of acquired intangible assets	4,834	4,691
Non-GAAP Adjusted Income Tax Provision	$13,040	$14,974

US GAAP Effective Tax Rate	18.2%	19.1%
Non-GAAP Adjusted Effective Tax Rate	19.6%	21.9%

(1)	For the three months ended January 31, 2022 and 2021, substantially all of the tax impact was from deferred taxes.

The US GAAP effective tax rate for the three months ended January 31, 2022 was 18.2% compared with 19.1% for the three months ended January 31, 2021. The Non-GAAP adjusted effective tax rate for the three months ended January 31, 2022 was 19.6%, compared with 21.9% for the three months ended January 31, 2021. The US GAAP effective tax rate and the Non-GAAP adjusted effective tax rate for the three months ended January 31, 2022, were lower than the US statutory rate, as well as the rate for the three months ended January 31, 2021, primarily due to the mix of income at lower rates, as well as certain discrete items realized during the three months ended January 31, 2022.

Diluted Earnings per Share (EPS):

EPS for the three months ended January 31, 2022 was $0.63 per share compared with $0.39 per share for the three months ended January 31, 2021. This increase was due to higher operating income as described above and, to a lesser extent, lower foreign exchange transaction losses in the three months ended January 31, 2022.

INDEX

Below is a reconciliation of our US GAAP EPS to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below, are presented in the section above, “Provision for Income Taxes”.

	Three Months Ended January 31,
	2022	2021
US GAAP EPS	$0.63	$0.39
Adjustments:
Restructuring and related charges	0.01	0.28
Foreign exchange losses on intercompany transactions	0.01	0.01
Amortization of acquired intangible assets	0.30	0.27
Non-GAAP Adjusted EPS	$0.95	$0.95

On a constant currency basis, Adjusted EPS decreased 9% primarily due to lower Adjusted CTP, partially offset by a lower Adjusted income tax provision.

SEGMENT OPERATING RESULTS

	Three Months Ended January 31,			Constant Currency
RESEARCH PUBLISHING & PLATFORMS:	2022	2021	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Research Publishing	$248,884	$229,327	9%	9%
Research Platforms	14,457	10,523	37%	37%
Total Research Publishing & Platforms Revenue	263,341	239,850	10%	10%

Cost of Sales	72,037	66,883	(8)%	(8)%
Operating Expenses	117,160	102,628	(14)%	(15)%
Amortization of Intangible Assets	11,979	9,474	(26)%	(27)%
Restructuring Charges (see Note 9)	—	83	100%	100%

Contribution to Profit	62,165	60,782	2%	1%
Restructuring Charges (see Note 9)	—	83	100%	100%
Adjusted Contribution to Profit	62,165	60,865	2%	1%
Depreciation and amortization	23,914	20,997	(14)%	(14)%
Adjusted EBITDA	$86,079	$81,862	5%	4%
Adjusted EBITDA Margin	32.7%	34.1%

# Not meaningful

Revenue:

Research Publishing & Platforms revenue for the three months ended January 31, 2022 increased $23.5 million, or 10%, as compared with the prior year on a reported basis and on a constant currency basis. Excluding revenue from acquisitions, organic revenue increased 5% on a constant currency basis. This increase was primarily due to an increase in publishing, corporate solutions and, to a lesser extent Research Platforms. Research Publishing has continued growth due to Transitional Agreements (read and publish), sometimes referred to as Comprehensive Agreements. Excluding the impact from acquisitions, Open Access article output growth was approximately 16% for the three months ended January 31, 2022 as compared with the prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 4% as compared with the prior year. This increase was primarily due to higher revenue, partially offset by higher editorial costs due to additional resources to support investments in growth, which includes the impact of the acquisition of Hindawi and, to a lesser extent, higher cost of sales, which includes the incremental impact of acquisitions and technology-related costs.

INDEX

	Three Months Ended January 31,			Constant Currency
ACADEMIC & PROFESSIONAL LEARNING:	2022	2021	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Education Publishing (1)	$95,498	$97,671	(2)%	(2)%
Professional Learning	75,135	75,955	(1)%	—
Total Academic & Professional Learning	170,633	173,626	(2)%	(1)%

Cost of Sales	46,421	48,103	3%	3%
Operating Expenses	85,806	88,246	3%	2%
Amortization of Intangible Assets	3,417	4,126	17%	16%
Restructuring Charges (see Note 9)	215	328	34%	34%

Contribution to Profit	34,774	32,823	6%	7%
Restructuring Charges (see Note 9)	215	328	34%	34%
Adjusted Contribution to Profit	34,989	33,151	6%	6%
Depreciation and amortization	17,038	17,233	1%	—
Adjusted EBITDA	$52,027	$50,384	3%	4%
Adjusted EBITDA Margin	30.5%	29.0%

# Not meaningful

(1)
In May 2021, we moved the WileyNXT product offering from Academic & Professional Learning – Education Publishing to Education Services – Talent Development Services. As a result, the prior period results related to the WileyNXT product offering have been included in Education Services - Talent Development Services. The Revenue, Adjusted Contribution to Profit and Adjusted EBITDA for WileyNXT was $0.5 million, $(0.2) million, and $(0.2) million, respectively, for the three months ended January 31, 2021. There were no changes to our total consolidated financial results.

Revenue:

Academic & Professional Learning revenue decreased $3.0 million, or 2%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 1% as compared with the prior year. The decrease in Education Publishing was due to lower US enrollment and an easing of the prior-year COVID-19 related favorability for courseware and content, and test preparation. Professional Learning was flat due to an increase in corporate training due to a strong recovery from prior year COVID-19 lockdown impacts, offset by a decrease in professional publishing.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 4% as compared with the prior year. This increase was attributable to lower operating expenses, primarily due a decline in sales costs, which more than offset lower revenues.

INDEX

	Three Months Ended January 31,			Constant Currency
EDUCATION SERVICES:	2022	2021	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
University Services (1)	$55,090	$56,725	(3)%	(3)%
Talent Development Services (2)(3)	26,820	12,711	#	#
Total Education Services Revenue	81,910	69,436	18%	18%

Cost of Sales	54,457	42,651	(28)%	(28)%
Operating Expenses	19,134	16,073	(19)%	(19)%
Amortization of Intangible Assets	5,660	5,431	(4)%	(4)%
Restructuring Charges (see Note 9)	5	71	93%	93%

Contribution to Profit	2,654	5,210	(49)%	(49)%
Restructuring Charges (see Note 9)	5	71	93%	93%
Adjusted Contribution to Profit	2,659	5,281	(50)%	(49)%
Depreciation and amortization	8,260	7,493	(10)%	(10)%
Adjusted EBITDA	$10,919	$12,774	(15)%	(14)%
Adjusted EBITDA Margin	13.3%	18.4%

# Not meaningful

(1)	University Services was previously referred to as Education Services OPM.
(2)	Talent Development Services was previously referred to as mthree.
(3)
In May 2021, we moved the WileyNXT product offering from Academic & Professional Learning – Education Publishing to Education Services – Talent Development Services. As a result, the prior period results related to the WileyNXT product offering have been included in Education Services – Talent Development Services. The Revenue, Adjusted Contribution to Profit and Adjusted EBITDA for WileyNXT was $0.5 million, $(0.2) million, and $(0.2) million, respectively, for the three months ended January 31, 2021. There were no changes to our total consolidated financial results.

Revenue:

Education Services revenue increased $12.5 million, or 18%, as compared with the prior year on a reported basis and on a constant currency basis as compared with the prior year. Excluding revenue from acquisitions, organic revenue increased 17% on a constant currency basis. This increase was primarily due to an increase in placements in Talent Development Services, partially offset by a decline in University Services due to lower US student enrollment. We delivered approximately 140% growth in IT talent placements in Talent Development Services. University Services experienced a  modest decrease in online enrollment.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 14% as compared with the prior year. This decrease was due to an increase in employee related costs due to increased investments to accelerate growth in Talent Development Services and, to a lesser extent, higher student acquisition costs in University Services, which more than offset higher revenues.

Education Services Partners and Programs:

As of January 31, 2022, Wiley had 64 full-service university partners under contract. As of January 31, 2021, Wiley had 69 university partners under contract.

CORPORATE EXPENSES:

Corporate expenses for the three months ended January 31, 2022 decreased $10.9 million, or 17%, as compared with the prior year. On a constant currency basis and excluding restructuring charges, these expenses increased 21% as compared with the prior year. This was primarily due to higher technology-related spending, increased marketing costs and, to a lesser extent, higher employee-related costs.

INDEX

RESULTS OF OPERATIONS – NINE MONTHS ENDED JANUARY 31, 2022

NINE MONTHS SUMMARY:

•
US GAAP Results: Consolidated Revenue of $1,537 million (+9%, compared with the prior year), Operating Income of $161 million (+20%, compared with the prior year), EPS of $1.86 (-2%, compared with the prior year), Net Cash Provided by Operating Activities of $158 million (+2%, compared with the prior year)

•
Adjusted Results (at constant currency compared with the prior year): Consolidated Revenue of $1,537 million (+8%, compared with the prior year), Adjusted EBITDA of $322 million (+4%, compared with the prior year), Adjusted EPS of $3.09 (+4%, compared with the prior year), and Free Cash Flow of $77 million (-3%, compared with the prior year)

CONSOLIDATED RESULTS OF OPERATIONS

Revenue:
Revenue for the nine months ended January 31, 2022 increased $132.0 million, or 9%, as compared with the prior year. On a constant currency basis, revenue increased 8% as compared with the prior year including contributions from acquisitions. Excluding the contributions from acquisitions, revenue increased in each of our segments and 5% overall on a constant currency basis.

See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.

Cost of Sales:

Cost of sales for the nine months ended January 31, 2022 increased $56.4 million, or 12%, as compared with the prior year. On a constant currency basis, cost of sales increased 11% as compared with the prior year. This increase was primarily due to higher employee costs and, to a lesser extent, higher student acquisition costs in Education Services, increased print product costs in Academic & Professional Learning and, to a lesser extent, higher royalty costs in Research Publishing & Platforms.

Operating and Administrative Expenses:

Operating and administrative expenses for the nine months ended January 31, 2022 increased $64.5 million, or 9%, as compared with the prior year. On a constant currency basis, operating and administrative expenses increased 8% as compared with the prior year primarily reflecting higher editorial costs due to additional resources to support investments in growth, technology costs to support growth initiatives and, to a lesser extent, higher advertising and marketing costs.
Restructuring and Related (Credits) Charges:

For the nine months ended January 31, 2022 and 2021, we recorded pretax restructuring credits of $1.2 million and charges of $24.8 million, respectively, primarily related to our Business Optimization Program. These (credits) charges are reflected in Restructuring and related charges (credits) in our Unaudited Condensed Consolidated Statements of Net Income. See Note 9, “Restructuring and Related Charges (Credits)” for more details on these credits and charges.

For the impact of our restructuring program on diluted earnings per share, see the section below, “Diluted Earnings per Share (EPS).”

Amortization of Intangible Assets:

Amortization of intangible assets was $63.7 million for the nine months ended January 31, 2022, an increase of $10.6 million, or 20%, as compared with the prior year. On a constant currency basis, amortization of intangible assets increased 19% as compared with the prior year primarily due to the intangible assets acquired as part of the Hindawi acquisition completed in fiscal year 2021 and, to a lesser extent, other acquisitions completed in fiscal year 2022. See Note 3, “Acquisitions” for more details on our acquisitions.

Operating Income, Adjusted Contribution to Profit (CTP) and Adjusted EBITDA:

Operating income for the nine months ended January 31, 2022 increased $26.6 million, or 20%, as compared with the prior year. On a constant currency basis, operating income increased 19% as compared with the prior year, primarily due to the increase in revenue and, to a lesser extent, lower restructuring charges, partially offset by an increase in operating and administrative expenses and cost of sales.

INDEX

Adjusted CTP on a constant currency basis and excluding restructuring (credits) charges was flat as compared with the prior year primarily due to higher revenue performance as described above, offset by an increase in cost of sales, operating and administrative expenses and, to a lesser extent, amortization of intangible assets.

Adjusted EBITDA on a constant currency basis and excluding restructuring (credits) charges, increased 4%, as compared with the prior year primarily due to revenue performance, partially offset by an increase in operating and administrative expenses, and cost of sales.

Adjusted CTP

Below is a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted CTP:

	Nine Months Ended January 31,
	2022	2021
US GAAP Operating Income	$160,845	$134,271
Adjustments:
Restructuring and related (credits) charges	(1,161)	24,813
Non-GAAP Adjusted CTP	$159,684	$159,084

Adjusted EBITDA

Below is a reconciliation of our consolidated US GAAP Net Income to Non-GAAP EBITDA and Adjusted EBITDA:

	Nine Months Ended January 31,
	2022	2021
Net Income	$105,163	$106,927
Interest expense	14,739	13,928
Provision for income taxes	52,673	18,712
Depreciation and amortization	162,484	147,253
Non-GAAP EBITDA	335,059	286,820
Restructuring and related (credits) charges	(1,161)	24,813
Foreign exchange transaction losses	1,488	6,473
Gain on sale of certain assets	(3,694)	—
Other income, net	(9,524)	(11,769)
Non-GAAP Adjusted EBITDA	$322,168	$306,337

Interest Expense:

Interest expense for the nine months ended January 31, 2022 was $14.7 million compared with the prior year of $13.9 million. This increase was due to a higher average debt balance outstanding, which included borrowings for the funding of acquisitions, partially offset by a lower weighted average effective interest rate.

Foreign Exchange Transaction Losses:

Foreign exchange transaction losses were $1.5 million for the nine months ended January 31, 2022 and were primarily due to losses on our foreign currency denominated third-party accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.

Foreign exchange transaction losses were $6.5 million for the nine months ended January 31, 2021. The losses were primarily due to the unfavorable impact of the changes in exchange rates primarily on US Dollar cash balances held in the UK to fund the acquisition of Hindawi.

INDEX

Gain on Sale of Certain Assets:

The gain on the sale of certain assets is due to the sale of our world languages product portfolio which was included in our Academic & Professional Learning segment and resulted in a pretax gain of approximately $3.7 million during the nine months ended January 31, 2022.

Provision for Income Taxes:

Below is a reconciliation of our US GAAP Income Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Nine Months Ended January 31,
	2022	2021
US GAAP Income Before Taxes	$157,836	$125,639
Pretax Impact of Adjustments:
Restructuring and related (credits) charges	(1,161)	24,813
Foreign exchange losses (gains) on intercompany transactions	494	(1,071)
Amortization of acquired intangible assets	67,081	56,693
Gain on sale of certain assets	(3,694)	—
Non-GAAP Adjusted Income Before Taxes	$220,556	$206,074

Below is a reconciliation of our US GAAP Income Tax Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Nine Months Ended January 31,
	2022	2021
US GAAP Income Tax Provision	$52,673	$18,712
Income Tax Impact of Adjustments (1):
Restructuring and related (credits) charges	(118)	6,362
Foreign exchange losses (gains) on intercompany transactions	258	(403)
Amortization of acquired intangible assets	15,097	13,324
Gain on sale of certain assets	(922)	—
Income Tax Adjustments:
Impact of increase in UK statutory rate on deferred tax balances (2)	(20,726)	(6,772)
Impact of US CARES Act (3)	—	13,998
Non-GAAP Adjusted Income Tax Provision	$46,262	$45,221

US GAAP Effective Tax Rate	33.4%	14.9%
Non-GAAP Adjusted Effective Tax Rate	21.0%	21.9%

(1)	For the nine months ended January 31, 2022 and 2021, substantially all of the tax impact was from deferred taxes.
(2)	These adjustments impacted deferred taxes in the nine months ended January 31, 2022 and 2021.
(3)	For the nine months ended January 31, 2021, the tax impact was $8.4 million from current taxes and $5.6 million from deferred taxes.

The US GAAP effective tax rate for the nine months ended January 31, 2022 was 33.4%, compared with 14.9% for the nine months ended January 31, 2021. The rate for the nine months ended January 31, 2022 was greater than the US statutory rate, as well as the rate for the nine months ended January 31, 2021 due to an increase in the UK statutory rate, resulting in a noncash deferred tax expense from the re-measurement of our applicable UK net deferred tax liabilities. The 6-percentage point increase in the UK statutory rate during the nine months ended January 31, 2022 was greater than the 2-percentage point increase during the nine months ended January 31, 2021.  In addition, during the nine months ended January 31, 2021, as a result of the CARES Act and certain regulations issued in late July 2020, we carried back certain US NOLs to a year with a higher statutory rate, decreasing the rate for the nine months ended January 31, 2021.

INDEX

During the nine months ended January 31, 2022, the UK enacted legislation that increased its statutory rate from 19% to 25% effective April 1, 2023, resulting in a $20.7 million non-cash deferred tax expense. During the nine months ended January 31, 2021, the UK officially enacted legislation that increased its statutory rate from 17% to 19%, resulting in a $6.7 million non-cash deferred tax expense.

The Non-GAAP Adjusted effective tax rate for the nine months ended January 31, 2022 was 21.0%, compared with 21.9% for the nine months ended January 31, 2021. The rate for the nine months ended January 31, 2022, was slightly lower than the rate for the nine months ended January 31, 2021 primarily due to the mix of income at lower rates.

Diluted Earnings per Share (EPS):

EPS for the nine months ended January 31, 2022 was $1.86 per share compared with $1.90 per share for the nine months ended January 31, 2021. This decrease was due to a higher provision for income taxes driven by the CARES Act benefit of $0.25 per share in the nine months ended January 31, 2021, partially offset by higher operating income and, to a lesser extent, lower foreign exchange transaction losses, and the gain on sale of certain assets.

Below is a reconciliation of our US GAAP EPS to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below, are presented in the section above, “Provision for Income Taxes”.

	Nine Months Ended January 31,
	2022	2021
US GAAP EPS	$1.86	$1.90
Adjustments:
Restructuring and related (credits) charges	(0.02)	0.33
Foreign exchange gains on intercompany transactions	—	(0.01)
Amortization of acquired intangible assets	0.93	0.77
Gain on sale of certain assets	(0.05)	—
Income tax adjustments	0.37	(0.13)
Non-GAAP Adjusted EPS	$3.09	$2.86

On a constant currency basis, Adjusted EPS increased 4% primarily due to an increase in Adjusted EBITDA and, to a lesser extent, lower foreign exchange transaction losses.

INDEX

SEGMENT OPERATING RESULTS
	Nine Months Ended January 31,			Constant Currency
RESEARCH PUBLISHING & PLATFORMS:	2022	2021	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Research Publishing	$775,115	$700,482	11%	9%
Research Platforms	38,136	31,512	21%	21%
Total Research Publishing & Platforms Revenue	813,251	731,994	11%	10%

Cost of Sales	218,369	201,599	(8)%	(6)%
Operating Expenses	341,084	300,894	(13)%	(12)%
Amortization of Intangible Assets	35,556	25,165	(41)%	(39)%
Restructuring Charges (Credits) (see Note 9)	238	(352)	#	#

Contribution to Profit	218,004	204,688	7%	6%
Restructuring Charges (Credits) (see Note 9)	238	(352)	#	#
Adjusted Contribution to Profit	218,242	204,336	7%	7%
Depreciation and amortization	71,140	60,463	(18)%	(16)%
Adjusted EBITDA	$289,382	$264,799	9%	9%
Adjusted EBITDA Margin	35.6%	36.2%

# Not meaningful

Revenue:

Research Publishing & Platforms revenue for the nine months ended January 31, 2022 increased $81.3 million, or 11%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 10% as compared with the prior year. Excluding revenue from acquisitions, organic revenue increased 4% on a constant currency basis. This increase was primarily due to an increase in publishing, corporate solutions and, to a lesser extent an increase in Research Platforms. Research Publishing has continued growth due to Transitional Agreements (read and publish), sometimes referred to as Comprehensive Agreements. Excluding the impact from acquisitions, Open Access article output growth was approximately 25% for the nine months ended January 31, 2022 as compared with the prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 9% as compared with the prior year. This increase was primarily due to higher revenue, partially offset by higher editorial costs due to additional resources to support investments in growth, which includes the impact of the acquisition of Hindawi and, to a lesser extent, higher cost of sales including the incremental impact of acquisitions, technology, and sales-related costs.

INDEX

	Nine Months Ended January 31,			Constant Currency
ACADEMIC & PROFESSIONAL LEARNING:	2022	2021	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Education Publishing (1)	$260,459	$263,702	(1)%	(2)%
Professional Learning	225,967	206,269	10%	9%
Total Academic & Professional Learning	486,426	469,971	4%	3%

Cost of Sales	134,334	129,700	(4)%	(3)%
Operating Expenses	257,524	263,441	2%	3%
Amortization of Intangible Assets	10,650	12,376	14%	14%
Restructuring (Credits) Charges (see Note 9)	(79)	1,902	#	#

Contribution to Profit	83,997	62,552	34%	33%
Restructuring (Credits) Charges (see Note 9)	(79)	1,902	#	#
Adjusted Contribution to Profit	83,918	64,454	30%	29%
Depreciation and amortization	53,550	53,757	—	1%
Adjusted EBITDA	$137,468	$118,211	16%	15%
Adjusted EBITDA Margin	28.3%	25.2%

# Not meaningful

(1)
In May 2021, we moved the WileyNXT product offering from Academic & Professional Learning – Education Publishing to Education Services – Talent Development Services. As a result, the prior period results related to the WileyNXT product offering have been included in Education Services – Talent Development Services. The Revenue, Adjusted Contribution to Profit and Adjusted EBITDA for WileyNXT was $1.6 million, $(0.4) million, and $(0.4) million, respectively, for the nine months ended January 31, 2021. There were no changes to our total consolidated financial results.

Revenue:

Academic & Professional Learning revenue increased $16.5 million, or 4%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 3% as compared with the prior year. This increase was primarily driven by strong recovery in Professional Learning from prior year COVID-19 lockdown impacts primarily due to an increase in corporate training, and an increase in professional publishing compared with the prior year. This more than offset a 2% decline in Education Publishing due to lower US college enrollment and some easing of prior year COVID-19 related favorability for courseware and content and, to a lesser extent, test preparation.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 15% as compared with the prior year. This increase was due to higher revenues and, to a lesser extent, lower sales costs. This was partially offset by higher print product costs.

INDEX

	Nine Months Ended January 31,			Constant Currency
EDUCATION SERVICES:	2022	2021	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
University Services (1)	$167,565	$163,248	3%	2%
Talent Development Services (2)(3)	70,033	40,036	75%	70%
Total Education Services Revenue	237,598	203,284	17%	16%

Cost of Sales	160,950	126,001	(28)%	(26)%
Operating Expenses	57,646	48,480	(19)%	(18)%
Amortization of Intangible Assets	17,477	15,547	(12)%	(12)%
Restructuring (Credits) Charges (see Note 9)	(23)	294	#	#

Contribution to Profit	1,548	12,962	(88)%	(89)%
Restructuring (Credits) Charges (see Note 9)	(23)	294	#	#
Adjusted Contribution to Profit	1,525	13,256	(88)%	(90)%
Depreciation and amortization	25,376	21,982	(15)%	(15)%
Adjusted EBITDA	$26,901	$35,238	(24)%	(24)%
Adjusted EBITDA Margin	11.3%	17.3%

# Not meaningful

(1)	University Services was previously referred to as Education Services OPM.
(2)	Talent Development Services was previously referred to as mthree.
(3)
In May 2021, we moved the WileyNXT product offering from Academic & Professional Learning – Education Publishing to Education Services – Talent Development Services. As a result, the prior period results related to the WileyNXT product offering have been included in Education Services – Talent Development Services. The Revenue, Adjusted Contribution to Profit and Adjusted EBITDA for WileyNXT was $1.6 million, $(0.4) million, and $(0.4) million, respectively, for the nine months ended January 31, 2021. There were no changes to our total consolidated financial results.

Revenue:

Education Services revenue increased $34.3 million, or 17%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 16% as compared with the prior year. Excluding revenue from acquisitions, organic revenue increased 15% on a constant currency basis. This increase was primarily due to an increase in placements in Talent Development Services and, to a lesser extent, higher student enrollments in University Services. For the nine months ended January 31, 2022, University Services experienced a 3% increase in online enrollment. For the nine months ended January 31, 2022, we delivered approximately 140% growth in IT talent placements in Talent Development Services.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 24% as compared with the prior year. This was due to an increase in employee related costs due to increased investments to accelerate growth in Talent Development Services and, to a lesser extent, higher student acquisition costs in University Services and sales related costs, partially offset by higher revenue.

CORPORATE EXPENSES:

Corporate expenses for the nine months ended January 31, 2022 decreased $3.2 million, or 2%, as compared with the prior year. On a constant currency basis and excluding restructuring (credits) charges, these expenses increased 17% as compared with the prior year. This was primarily due to higher employee-related costs, technology-related spending and marketing costs.

INDEX

FISCAL YEAR 2022 OUTLOOK:

Given performance through the nine months ended January 31, 2022 and leading indicators, the Company is reaffirming its Fiscal Year 2022 guidance ranges. As previously disclosed, we have added the newly defined Adjusted EPS metric described below. Going forward, Wiley will discontinue reporting on the former Adjusted EPS metric.

Amounts in millions, except Adjusted EPS
Metric	Fiscal Year 2020 Actual	Fiscal Year 2021 Actual	Fiscal Year 2022 Outlook
Revenue	$1,831	$1,942	$2,070 to $2,100
Adjusted EBITDA	$356	$419	$415 to $435
Adjusted EPS - newly defined	$3.30	$4.00	$4.00 to $4.25
Free Cash Flow	$173	$257	$200 to $220

●	Revenue Outlook: Wiley expects consolidated revenue growth of mid-to-high single digits, to a range of $2.07 billion to $2.1 billion.
●	Adjusted EBITDA Outlook: Wiley expects a range between $415 and $435 million, with profit gains on higher revenue tempered by investments to drive profitable growth in Research and Education Services.
●	Adjusted EPS Outlook (newly defined): Wiley expects a range between $4.00 to $4.25.
●
Free Cash Flow Outlook: Wiley expects a range between $200 and $220 million. Higher cash earnings are expected to be partially offset by higher capital expenditures, higher net cash taxes due to the CARES Act related tax refund received in Fiscal Year 2021, and higher annual incentive compensation payments related to Fiscal Year 2021 outperformance, which were issued in the three months ended July 31, 2021.

●	Revenue and Adjusted EPS are trending toward the lower end of the guidance range due to the aforementioned market conditions in University Services and Education Publishing.

Adjusted EPS Change:

Going forward, Wiley’s Adjusted EPS metric will exclude the impact of certain non-cash items directly related to acquisitions, most notably the amortization of acquired intangible assets. The Company does not consider these non-cash items to be indicative of its ongoing operating performance. The amortization of intangible assets is reflected in Amortization of intangible assets on the Unaudited Condensed Consolidated Statements of Net Income. It also includes the amortization of acquired product development assets, which is reflected in Cost of sales in the Unaudited Condensed Consolidated Statements of Net Income. Under the new measurement, Adjusted EPS (excluding the impact of amortization of acquired intangible assets) was $0.95 for both the three months ended January 31, 2022 and 2021. For the nine months ended January 31, 2022, under the new measurement, Adjusted EPS (excluding the impact of amortization of acquired intangible assets) was $3.09 compared to $2.86 in the nine months ended January 31, 2021. See the reconciliation tables below for more information.

INDEX

	Three Months Ended January 31,		Nine Months Ended January 31,		Fiscal Year	Fiscal Year
	2022	2021	2022	2021	2021	2020
US GAAP Earnings (Loss) Per Share	$0.63	$0.39	$1.86	$1.90	$2.63	$(1.32)
Adjustments:
Restructuring and related charges (credits)	0.01	0.28	(0.02)	0.33	0.44	0.43
Foreign exchange losses (gains) on intercompany transactions	0.01	0.01	—	(0.01)	(0.02)	0.02
Gain on sale of certain assets	—	—	(0.05)	—	—	—
Income tax adjustments	—	—	0.37	(0.13)	(0.13)	(0.03)
Impairment of goodwill	—	—	—	—	—	1.94
Impairment of Blackwell trade name	—	—	—	—	—	1.31
Impairment of developed technology intangible	—	—	—	—	—	0.04
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (1)	—	—	—	—	—	0.01
Non-GAAP Adjusted EPS (Previously Reported)	$0.65	$0.68	$2.16	$2.09	$2.92	$2.40
Amortization of acquired intangible assets	0.30	0.27	0.93	0.77	1.08	0.90
Non-GAAP Adjusted EPS (Newly Defined)	$0.95	$0.95	$3.09	$2.86	$4.00	$3.30

Weighted average number of common shares outstanding:
Diluted (shares in 000's) (1)	56,389	56,332	56,481	56,230	56,461	56,729

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

Below is a reconciliation of our US GAAP Income (Loss) Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Three Months Ended January 31,		Nine Months Ended January 31,		Fiscal Year	Fiscal Year
	2022	2021	2022	2021	2021	2020
US GAAP Income (Loss) Before Taxes	$43,219	$27,392	$157,836	$125,639	$175,912	$(63,092)
Pretax Impact of Adjustments:
Restructuring and related charges (credits)	448	20,675	(1,161)	24,813	33,310	32,607
Foreign exchange losses (gains) on intercompany transactions	722	267	494	(1,071)	(1,457)	1,256
Gain on sale of certain assets	—	—	(3,694)	—	—	—
Impairment of goodwill	—	—	—	—	—	110,000
Impairment of Blackwell trade name	—	—	—	—	—	89,507
Impairment of developed technology intangible	—	—	—	—	—	2,841
Non-GAAP Adjusted Income Before Taxes (Previously Reported)	$44,389	$48,334	$153,475	$149,381	$207,765	$173,119
Amortization of acquired intangible assets	22,189	20,163	67,081	56,693	79,421	68,269
Non-GAAP Adjusted Income Before Taxes (Newly Defined)	$66,578	$68,497	$220,556	$206,074	$287,186	$241,388

INDEX

Below is a reconciliation of our US GAAP Income Tax Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Three Months Ended January 31,		Nine Months Ended January 31,		Fiscal Year	Fiscal Year
	2022	2021	2022	2021	2021	2020
US GAAP Income Tax Provision	$7,853	$5,231	$52,673	$18,712	$27,656	$11,195
Income Tax Impact of Adjustments (1):
Restructuring and related charges (credits)	114	4,965	(118)	6,362	8,065	7,949
Foreign exchange losses (gains) on intercompany transactions	239	87	258	(403)	(363)	242
Gain on sale of certain assets	—	—	(922)	—	—	—
Impairment of Blackwell trade name	—	—	—	—	—	15,216
Impairment of developed technology intangible	—	—	—	—	—	686
Income Tax Adjustments:
Impact of increase in UK statutory rate on deferred tax balances (2)	—	—	(20,726)	(6,772)	(3,511)	—
Impact of US CARES Act (3)	—	—	—	13,998	13,998	—
Impact of change in certain US state tax rates in 2021 and tax rates in France in 2020 (2)	—	—	—	—	(3,225)	1,887
Non-GAAP Adjusted Income Tax Provision (Previously Reported)	$8,206	$10,283	$31,165	$31,897	$42,620	$37,175
Amortization of acquired intangible assets (1)	4,834	4,691	15,097	13,324	18,511	16,820
Non-GAAP Adjusted Income Tax Provision (Newly Defined)	$13,040	$14,974	$46,262	$45,221	$61,131	$53,995

US GAAP Effective Tax Rate	18.2%	19.1%	33.4%	14.9%	15.7%	(17.7)%
Non-GAAP Adjusted Effective Tax Rate (Previously Reported)	18.5%	21.3%	20.3%	21.4%	20.5%	21.5%
Non-GAAP Adjusted Effective Tax Rate (Newly Defined)	19.6%	21.9%	21.0%	21.9%	21.3%	22.4%

(1)	These adjustments substantially impacted deferred taxes.
(2)	These adjustments impacted deferred taxes.
(3)	The tax impact was $8.4 million from current taxes and $5.6 million from deferred taxes.

Below is a reconciliation of our consolidated US GAAP Net Income to Non-GAAP EBITDA and Adjusted EBITDA for the year ended April 30, 2021:

Fiscal Year
2021
Net Income	$148,256
Interest expense	18,383
Provision for income taxes	27,656
Depreciation and amortization	200,189
Non-GAAP EBITDA	394,484
Restructuring and related charges	33,310
Foreign exchange transaction losses	7,977
Other income, net	(16,761)
Non-GAAP Adjusted EBITDA	$419,010

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

As of January 31, 2022, we had cash and cash equivalents of $109.4 million, of which approximately $101.5 million, or 93%, was located outside the US. Maintenance of these cash and cash equivalent balances outside the US does not have a material impact on the liquidity or capital resources of our operations. Notwithstanding the Tax Cuts and Jobs Act of 2017 (the Tax Act), which generally eliminated federal income tax on future cash repatriation to the US, cash repatriation may be subject to state and local taxes or withholding or similar taxes. Since April 30, 2018, we no longer intend to permanently reinvest earnings outside the US. We have a $2.5 million liability related to the estimated taxes that would be incurred upon repatriating certain non-US earnings.

On May 30, 2019, we entered into a credit agreement that amended and restated our existing revolving credit agreement, which was then amended on December 22, 2021 (collectively, the Amended and Restated RCA). See Note 15, “Debt and Available Credit Facilities” for more details on the amendment. The Amended and Restated RCA provides for senior unsecured credit facilities comprised of a (i) five-year revolving credit facility in an aggregate principal amount up to $1.25 billion, and (ii) a five-year term loan A facility consisting of $250 million. The agreement contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio.

As of January 31, 2022, we had approximately $917.7 million of debt outstanding, net of unamortized issuance costs of $0.4 million, and approximately $559.5 million of unused borrowing capacity under our Amended and Restated RCA and other facilities. Our Amended and Restated RCA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of January 31, 2022.

Analysis of Historical Cash Flows

The following table shows the changes in our Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2022 and 2021.

	Nine Months Ended January 31,
	2022	2021
Net cash provided by operating activities	$158,484	$154,826
Net cash used in investing activities	(152,051)	(392,393)
Net cash provided by financing activities	13,099	115,843
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	$(3,875)	$10,631

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

Free Cash Flow less Product Development Spending:
	Nine Months Ended January 31,
	2022	2021
Net cash provided by operating activities	$158,484	$154,826
Less: Additions to technology, property and equipment	(60,668)	(58,176)
Less: Product development spending	(20,388)	(17,103)
Free cash flow less product development spending	$77,428	$79,547

Net Cash Provided By Operating Activities

The following is a summary of the $3.7 million change in Net cash provided by operating activities for the nine months ended January 31, 2022 compared with the nine months ended January 31, 2021 (amounts in millions).

Net cash provided by operating activities – Nine months ended January 31, 2021	$154.8
Net income adjusted for items to reconcile net income to net cash provided by operating activities, which would include such noncash items as, depreciation and amortization, and the change in deferred taxes	(1.6)
Working capital changes:
Income taxes receivable and payable	32.1
Accounts payable and accrued royalties	26.7
Accounts receivable, net and contract liabilities	(29.2)
Changes in other assets and liabilities	(24.3)
Net cash provided by operating activities – Nine months ended January 31, 2022	$158.5

The change in income taxes was due to a $20.7 million receivable we recorded in the nine months ended January 31, 2021 in connection with the impact of the CARES Act, see Note 13, “Income taxes” which was received in February 2021 and, to a lesser extent, lower international tax payments in prior years, and timing in the nine months ended January 31, 2022.

The favorable change in accounts payable and accrued royalties was due to the timing of payments.

The unfavorable change in accounts receivable, net and contract liabilities was primarily the timing of billings and collections with customers, partially offset by sales growth.

The unfavorable changes in other assets and liabilities  noted in the table above was primarily due to an increase in employee related costs, including payments due to higher annual incentive compensation payments in fiscal year 2022, partially offset by a decrease in restructuring payments, and the timing of prepayments.

Our negative working capital (current assets less current liabilities) was $329.9 million and $462.7 million as of January 31, 2022 and April 30, 2021, respectively. This $132.8 million change in negative working capital was primarily due to the seasonality of our business. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions for which cash has been collected in advance. The contract liabilities will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of January 31, 2022 and as of April 30, 2021 includes $355.8 million and $545.4 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

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

INDEX

Net Cash Used In Investing Activities

Net cash used in investing activities for the nine months ended January 31, 2022 was $152.1 million compared to $392.4 million in the prior year. The decrease in cash used in investing activities was due to a decrease of $228.0 million in cash used to acquire businesses. See Note 3, “Acquisitions” for more information related to the acquisitions that occurred in the nine months ended January 31, 2022 and 2021. Additionally, cash outflows for the acquisitions of publication rights and other activities decreased $14.8 million.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $13.1 million for the nine months ended January 31, 2022 compared to $115.8 million for the nine months ended January 31, 2021. This decrease in cash provided by financing activities was primarily due to a decrease in net borrowings of long-term debt of $68.8 million, partially offset by an increase of $17.8 million in cash used for purchases of treasury shares, and $11.9 million change from book overdrafts.

Dividends and Share Repurchases

In June 2021, Wiley increased its quarterly dividend to shareholders to $1.38 per share annualized versus $1.37 per share annualized.

The following table summarizes the shares repurchased of Class A and Class B Common Stock for the nine months ended January 31, 2022 and 2021 (shares in thousands):

	Nine Months Ended January 31,
	2022	2021
Shares repurchased – Class A	446	146
Shares repurchased – Class B	2	1
Average price – Class A and Class B	$55.48	$48.09
.

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

On an annual basis, a hypothetical one percent change in interest rates for the $518.1 million of unhedged variable rate debt as of January 31, 2022 would affect net income and cash flow by approximately $4.1 million.

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

Our significant investments in non-US businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated other comprehensive loss, net of tax within Shareholders’ Equity under the caption Foreign currency translation adjustment. During the three and nine months ended January 31, 2022, we recorded foreign currency translation losses in Accumulated other comprehensive loss, net of tax of approximately $15.9 million and $31.3 million, respectively, primarily as a result of the fluctuations of the US dollar relative to the euro and the British pound sterling. During the three and nine months ended January 31, 2021, we recorded foreign currency translation gains in Accumulated other comprehensive income, net of tax of approximately $48.3 million and $83.5 million, respectively, primarily as a result of the fluctuations of the US dollar relative to the British pound sterling, and to a lesser extent the euro.

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

The reserves are reflected in the following accounts of our Unaudited Condensed Consolidated Statements of Financial Position:

	January 31, 2022	April 30, 2021
Increase in Inventories, net	$10,243	$10,886
Decrease in Accrued royalties	$(4,971)	$(4,949)
Increase in Contract liabilities	$39,427	$38,034
Print book sales return reserve net liability balance	$(24,213)	$(22,199)

INDEX

A one percent change in the estimated sales return rate could affect net income by approximately $1.4 million. A change in the pattern or trends in returns could affect the estimated allowance.

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

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. No single book customer accounts for more than 8% of total consolidated revenue and more than 17% of accounts receivable at January 31, 2022. The top 10 book customers account for approximately 13% of total consolidated revenue and approximately 28% of accounts receivable at January 31, 2022.

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

Changes in Internal Control over Financial Reporting: During the three months ended January 31, 2022, we closed on the acquisition of XYZ Media Inc. (XYZ Media). We excluded XYZ Media from the scope of management’s report on internal control over financial reporting for the nine months ended January 31, 2022. We are in the process of integrating XYZ Media to our overall internal control over financial reporting and will include them in scope for the year ending April 30, 2022. This process may result in additions or changes to our internal control over financial reporting.

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

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant developments related to legal proceedings during the three months ended January 31, 2022. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 Note 16, “Commitment and Contingencies”.

ITEM 1A. RISK FACTORS

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2022, we made the following purchases of Class A and Class B Common Stock under our publicly announced stock repurchase programs:
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program	Maximum Dollar Value of Shares that May be Purchased Under Additional Plans or Programs (Dollars in millions)
November 2021	—	$—	—	184,328	$200
December 2021	84,810	54.66	84,810	99,518	200
January 2022	50,568	56.64	50,568	48,950	200
Total	135,378	$55.40	135,378	48,950	$200

INDEX

ITEM 6. EXHIBITS

Material Contracts
10.1	First Amendment to the Third Amended and Restated Credit Agreement (incorporated by reference to the Company’s Report on Form 8-K dated as of December 23, 2021).

10.2*	Amendment to the Deferred Compensation Plan for Directors' 2005 & After Compensation effective December 15, 2021.

10.3*	Amendment to the John Wiley & Sons, Inc. Employees' Savings Plan effective January 1, 2022.

10.4*	Amendment to the Deferred Compensation Plan effective January 1, 2022.

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Inline XBRL
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: March 9, 2022

INDEX