Form 10-K
period 2022-04-30
JOHN WILEY & SONS, INC.
filed 2022-06-24
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  April 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________
Commission file number   001-11507

JOHN WILEY & SONS, INC.
(Exact name of Registrant as specified in its charter)

New York	13-5593032
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

111 River Street, Hoboken, NJ	07030
Address of principal executive offices	Zip Code

(201) 748-6000
Registrant’s telephone number including area code

Securities registered pursuant to Section 12(b) of the Act: Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $1.00 per share	WLY	New York Stock Exchange
Class B Common Stock, par value $1.00 per share	WLYB	New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, October 31, 2021, was approximately $2,371 million. The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Class A and Class B Common Stock as of May 31, 2022 was 46,717,599 and 9,031,313 respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on September 29, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2022

Index

Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition, and results of operations. The Securities and Exchange Commission (SEC) encourages companies to disclose forward-looking information so that investors can better understand a company’s prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will,” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding our fiscal year 2023 outlook, the anticipated impact on the ability of our employees, contractors, customers, and other business partners to perform our, and their, respective responsibilities and obligations relative to the conduct of our business in the future due to the coronavirus (COVID-19) outbreak, anticipated restructuring charges and savings, operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those described in any forward-looking statements. Any such forward-looking statements are based upon many assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond our control, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment by Wiley in new technologies and products; (ii) subscriber renewal rates for our journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the seasonal nature of our educational business and the impact of the used book market; (vii) worldwide economic and political conditions; (viii) our ability to protect our copyrights and other intellectual property worldwide; (ix) our ability to successfully integrate acquired operations and realize expected opportunities; (x) the ability to realize operating savings over time and in fiscal year 2023 in connection with our multiyear Business Optimization Program; (xi) the impact of COVID-19 on our operations, performance, and financial condition; and (xii) other factors detailed from time to time in our filings with the SEC. We undertake no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

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

In this report, we may present the following non-GAAP performance measures:
•	Adjusted Earnings Per Share (Adjusted EPS);
•	Free Cash Flow less Product Development Spending;
•	Adjusted Contribution to Profit and margin;
•	Adjusted Operating Income and margin;
•	Adjusted Income Before Taxes;
•	Adjusted Income Tax Provision;
•	Adjusted Effective Tax Rate;
•	EBITDA, Adjusted EBITDA and margin;
•	Organic revenue; and
•	Results on a constant currency basis.

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

The performance metric used by our chief operating decision maker to evaluate performance of our reportable segments is Adjusted Contribution to Profit. We present both Adjusted Contribution to Profit and Adjusted EBITDA for each of our reportable segments as we believe Adjusted EBITDA provides additional useful information to certain investors and financial analysts for operational trends and comparisons over time.  It removes the impact of depreciation and amortization expense, as well as presents a consistent basis to evaluate operating profitability and compare our financial performance to that of our peer companies and competitors.

For example:
•
Adjusted EPS, Adjusted Contribution to Profit, Adjusted Operating Income, Adjusted Income Before Taxes, Adjusted Income Tax Provision, Adjusted Effective Tax Rate, Adjusted EBITDA, and organic revenue (excluding acquisitions) provide a more comparable basis to analyze operating results and earnings, and are measures commonly used by shareholders to measure our performance.

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

In addition, we have historically provided these or similar non-GAAP performance measures and understand that some investors and financial analysts find this information helpful in analyzing our operating margins and net income, and in comparing our financial performance to that of our peer companies and competitors. Based on interactions with investors, we also believe that our non-GAAP performance measures are regarded as useful to our investors as supplemental to our US GAAP financial results, and that there is no confusion regarding the adjustments or our operating performance to our investors due to the comprehensive nature of our disclosures. We have not provided our 2023 outlook for the most directly comparable US GAAP financial measures, as they are not available without unreasonable effort due to the high variability, complexity, and low visibility with respect to certain items, including restructuring charges and credits, gains and losses on foreign currency, and other gains and losses. These items are uncertain, depend on various factors, and could be material to our consolidated results computed in accordance with US GAAP.

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

Wiley is a global leader in scientific research and career-connected education, unlocking human potential by enabling discovery, powering education, and shaping workforces. For over 200 years, Wiley has fueled the world’s knowledge ecosystem. Today, our high-impact content, platforms, and services help researchers, learners, institutions, and corporations achieve their goals in an ever-changing world. Wiley is a predominantly digital company with approximately 83% of revenue generated by digital products and tech-enabled services, and 58% of revenue is recurring which includes revenue that is contractually obligated or set to recur with a high degree of certainty for the year ended April 30, 2022. Through the Research Publishing & Platforms segment, we provide peer-reviewed scientific, technical, and medical (STM) publishing, content platforms, and related services to academic, corporate, and government customers, academic societies, and individual researchers. The Academic & Professional Learning segment provides Education Publishing and Professional Learning content and courseware, training, and learning services to students, professionals, and corporations. The Education Services segment provides University Services, including online program management (OPM) services for academic institutions, and Talent Development Services, including placement and training for professionals and businesses. Our operations are primarily located in the United States (US), United Kingdom (UK), India, Sri Lanka, and Germany. In the year ended April 30, 2022, approximately 47% of our consolidated revenue was from outside the US.

Wiley’s business strategies are tightly aligned with accelerating growth trends, including open research, career-connected education, and talent development. Research strategies include driving publishing output to meet the global demand for peer-reviewed research and expanding platform and service offerings for corporations and societies. Education strategies include expanding online degree programs and driving online enrollment for university partners, scaling digital content and courseware, and expanding IT talent placement and reskilling programs for corporate partners.
Business Segments
We report financial information for the following segments, as well as a Corporate category, which includes certain costs that are not allocated to the reportable segments:
•	Research Publishing & Platforms
•	Academic & Professional Learning
•	Education Services

Research Publishing & Platforms:

Research Publishing & Platforms’ mission is to support researchers, professionals and learners in the discovery and use of research knowledge to help them achieve their goals.  Research provides scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Journal publishing areas include the physical sciences and engineering, health sciences, social sciences and humanities, and life sciences. Research Publishing & Platforms also includes Atypon Systems, Inc. (Atypon), a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content on the web through the Literatum™ platform. Research Publishing & Platforms customers include academic, corporate, government, and public libraries, funders of research, researchers, scientists, clinicians, engineers and technologists, scholarly and professional societies, and students and professors. Research Publishing & Platforms products are sold and distributed globally through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, and other customers. Publishing centers include Australia, China, Germany, India, the UK, and the US. Research Publishing & Platforms’ revenue accounted for approximately 53% of our consolidated revenue in the year ended April 30, 2022, with a 35.1% Adjusted EBITDA margin. Approximately 95% of Research Publishing & Platforms’ revenue is generated by digital and online products, and services.

Index

Research Publishing & Platforms revenue by product type includes Research Publishing and Research Platforms. The graphs below present revenue by product type for the years ended April 30, 2022, and 2021:
Key growth strategies for the Research Publishing & Platforms segment include evolving and developing new licensing models for our institutional customers (“pay to read and publish”), developing new open access journals and revenue streams (“pay to publish”), focusing resources on high-growth and emerging markets, and developing new digital products, services, and workflow solutions to meet the needs of researchers, authors, societies, and corporate customers.

Research Publishing

Research Publishing generates the majority of its revenue from contracts with its customers in the following revenue streams:
•	Journal Subscriptions (“pay to read”), Open Access (“pay to publish”), and Transformational Models (“pay to read and publish”); and
•	Licensing, Reprints, Backfiles, and Other.

Journal Subscriptions, Open Access, and Transformational Models

As of April 30, 2022, we publish over 1,900 academic research journals. We sell journal subscriptions directly to thousands of Research institutions worldwide through our sales representatives, indirectly through independent subscription agents, through promotional campaigns, and through memberships in professional societies for those journals that are sponsored by societies. Journal subscriptions are primarily licensed through contracts for digital content available online through our Wiley Online Library platform. Contracts are negotiated by us directly with customers or their subscription agents. Subscription periods typically cover calendar years. Print journals are generally mailed to subscribers directly from independent printers. We do not own or manage printing facilities. Subscription revenue is generally collected in advance.

Approximately 53% of Journal Subscription revenue is derived from publishing rights owned by Wiley. Publishing alliances also play a major role in Research Publishing’s success. Approximately 47% of Journal Subscription revenue is derived from publication rights that are owned by professional societies and published by us pursuant to long-term contracts or owned jointly with professional societies. These society alliances bring mutual benefit: The societies gain Wiley’s publishing, marketing, sales, and distribution expertise, while Wiley benefits from being affiliated with prestigious societies and their members. Societies that sponsor or own such journals generally receive a royalty and/or other financial consideration. We may procure editorial services from such societies on a prenegotiated fee basis. We also enter into agreements with outside independent editors of journals that define their editorial duties and the fees and expenses for their services. Contributors of articles to our journal portfolio transfer publication rights to us or a professional society, as applicable. We publish the journals of many prestigious societies, including the American Cancer Society, the American Heart Association, the European Molecular Biology Organization, the American Anthropological Association, the American Geophysical Union, and the German Chemical Society.

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

Wiley’s performance in the 2020 release of Clarivate Analytics’ Journal Citation Reports (JCR) remains strong, maintaining its top 3 position in terms of the number of titles indexed, articles published, and citations received. Wiley has 10% of titles, 11% of articles, and 11% of citations.

Index

A total of 1,281 Wiley journals were included in the reports. Wiley journals ranked #1 in 20 categories across 17 titles and achieved 219 top-10 category rankings.

The annual JCR are one of the most widely used sources of citation metrics used to analyze the performance of peer-reviewed journals. The most famous of these metrics, the Impact Factor, is based on the frequency with which an average article is cited in the JCR report year. Alongside other metrics, this makes it an important tool for evaluating a journal’s impact on ongoing research.

Under the Open Access business model, accepted research articles are published subject to payment of Article Publication Charges (APCs) and then all open articles are immediately free to access online. Contributors of open access articles retain many rights and typically license their work under terms that permit reuse.

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

We offer two Open Access publishing models. The first of these is Hybrid Open Access where authors publishing in the majority of our paid subscription journals, after article acceptance, are offered the opportunity to make their individual research article openly available online.

The second offering of the Open Access model is a growing portfolio of fully open access journals, also known as Gold Open Access Journals. All Open Access articles are subject to the same rigorous peer-review process applied to our subscription-based journals. As with our subscription portfolio, a number of the Gold Open Access Journals are published under contract for, or in partnership with, prestigious societies, including the American Geophysical Union, the American Heart Association, the European Molecular Biology Organization, and the British Ecological Society. The Open Access portfolio spans life, physical, medical, and social sciences and includes a choice of high impact journals and broad-scope titles that offer a responsive, author-centered service.

Transformational agreements (“read and publish”), are an innovative model that blends Journal Subscription and Open Access offerings. Essentially, for a single fee, a national or regional consortium of libraries pays for and receives full read access to our journal portfolio and the ability to publish under an open access arrangement. Like subscriptions, transformational agreements involve recurring revenue under multiyear contracts. Transformational models accelerate the transition to open access while maintaining subscription access.

Licensing, Reprints, Backfiles, and Other
Licensing, Reprints, Backfiles, and Other includes advertising, backfile sales, the licensing of publishing rights, journal and article reprints, and individual article sales. We generate advertising revenue from print and online journal subscription products, our online publishing platform, Literatum, online events such as webinars and virtual conferences, community interest websites such as spectroscopyNOW.com, and other websites. A backfile license provides access to a historical collection of Wiley journals, generally for a one-time fee. We also engage with international publishers and receive licensing revenue from reproductions, translations, and other digital uses of our content. Journal and article reprints are primarily used by pharmaceutical companies and other industries for marketing and promotional purposes. Through the Article Select and PayPerView programs, we provide fee-based access to nonsubscribed journal articles, content, book chapters, and major reference work articles. The Research Publishing business is also a provider of content and services in evidence-based medicine (EBM). Through our alliance with The Cochrane Collaboration, we publish The Cochrane Library, a premier source of high-quality independent evidence to inform healthcare decision-making. EBM facilitates the effective management of patients through clinical expertise informed by best practice evidence that is derived from medical literature.
Research Platforms

Research Platforms is principally comprised of Atypon, a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content on the web through the Literatum platform.

Literatum, our online publishing platform for societies and other research publishers, delivers integrated access to more than 10 million articles from approximately 2,800 journals, as well as 26,000 online books and hundreds of multivolume reference works, laboratory protocols and databases.  The Literatum platform hosts more than 46% of the world’s English language journals.

Index

On November 30, 2021, we acquired the assets of the eJournalPress (EJP) business from Precision Computer Works, Inc. EJP is a technology platform company with an established journal submission and peer-review management system. On October 1, 2021, we completed the acquisition of certain assets of J&J Editorial Services, LLC. (J&J). J&J is a publishing services company providing expert offerings in editorial operations, production, copyediting, system support and consulting. The results of these acquisitions have been included in Research Platforms.

Fiscal Year 2023 Changes to Revenue by Product Type

In the first quarter of fiscal year 2023, our revenue by product type previously referred to as Research Platforms will be changed to Research Solutions.  Research Solutions will include infrastructure and publishing services that help societies and corporations thrive in a complex knowledge ecosystem. In addition to Platforms (Atypon), certain product offerings such as corporate sales which included the recent acquisitions of Madgex Holdings Limited (Madgex), and Bio-Rad Laboratories Inc.’s Informatics products (Informatics) that were previously included in Research Publishing will be moved to Research Solutions.  Research Solutions will also include product offerings related to certain recent acquisitions such as J&J, and EJP.

Academic & Professional Learning:

Our Academic & Professional Learning segment provides Education Publishing and Professional Learning products and services, including scientific, professional, and education print and digital books, digital courseware, and test preparation services, to libraries, corporations, students, professionals, and researchers, as well as learning, development, and assessment services for businesses and professionals. Communities served include business, finance, accounting, workplace learning, management, leadership, technology, behavioral health, engineering/architecture, science and medicine, and education. Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks, and other online applications. Publishing centers include Australia, Germany, India, the UK, and the US. Academic & Professional Learning accounted for approximately 31% of our consolidated revenue in the year ended April 30, 2022, with a 28.1% Adjusted EBITDA margin. Approximately 55% of revenue is from digital and online products and services.

Academic & Professional Learning revenue by product type includes Education Publishing and Professional Learning. The graphs below present revenue by product type for the years ended April 30, 2022, and 2021:
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

Index

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

In fiscal year 2016, we entered into an agreement to outsource our US-based book distribution operations to Cengage Learning, with the continued aim of improving efficiency in our distribution activities and moving to a more variable cost model. As of April 30, 2022, we had one global warehousing and distribution facility remaining, which is in the UK.

Education Publishing
Education Publishing generates the majority of its revenue from contracts with its customers in the following revenue streams:
•	Education Publishing
•	Digital Courseware
•	Test Preparation and Certification
•	Licensing and Other

Education Publishing

Education textbooks and related supplementary material and digital products are sold primarily to bookstores and online booksellers serving both for-profit and nonprofit educational institutions (primarily colleges and universities), and direct-to-students. We employ sales representatives who call on faculty responsible for selecting books to be used in courses and on the bookstores that serve such institutions and their students. The textbook business is seasonal, with the majority of textbook sales occurring during the July-through-October and December-through-January periods. There are active used and rental print textbook markets, which adversely affect the sale of new textbooks. We are exploring opportunities to expand into the rental print textbook market.

STM books (Reference) are sold and distributed globally in digital and print formats through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, bookstores, online booksellers, and other customers.

We develop content in a digital format that can be used for both digital and print products, resulting in productivity and efficiency savings and enabling print-on-demand delivery. Book content is available online through Wiley Online Library (delivered through our Literatum platform), WileyPLUS, zyBooks®, alta™, and other proprietary platforms. Digital books are delivered to intermediaries, including Amazon, Apple, Google, and Ingram/Vital-Source®, for re-sale to individuals in various industry-standard formats, which are now the preferred deliverable for licensees of all types, including foreign language publishers. Digital books are also licensed to libraries through aggregators. Specialized formats for digital textbooks go to distributors servicing the academic market, and digital book collections are sold by subscription through independent third-party aggregators servicing distinct communities. Custom deliverables are provided to corporations, institutions, and associations to educate their employees, generate leads for their products, and extend their brands. Content from digital books is also used to create online articles, mobile apps, newsletters, and promotional collateral. This continual reuse of content improves margins, speeds delivery, and helps satisfy a wide range of customer needs. Our online presence not only enables us to deliver content online, but also to sell more books. The growth of online booksellers benefits us because they provide unlimited virtual “shelf space” for our entire backlist. Publishing alliances and franchise products are important to our strategy. Education and STM publishing (including Test Preparation) alliance partners include the AICPA, the CFA Institute, ACT (American College Test), IEEE, American Institute of Chemical Engineers, and many others. The ability to join Wiley’s product development, sales, marketing, distribution, and technology with a partner’s content, technology, and/or brand name has contributed to our success.

Index

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

The highly interactive zyBooks platform enables learners to learn by doing while allowing professors to be more efficient and devote more time to teaching. The platform maximizes learner engagement and retention through demonstration and hands-on learning experiences using interactive question sets, animations, tools, and embedded labs. The zyBooks platform will become an essential component of Wiley’s differentiated digital learning experience and, when combined with the alta adaptive learning technology, will power lower-cost, higher-impact education across Wiley’s education business.

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

Professional Publishing

Professional books, which include business and finance, technology, and other professional categories, as well as the For Dummies® brand, are sold to bookstores and online booksellers serving the general public, wholesalers who supply such bookstores, warehouse clubs, college bookstores, individual practitioners, industrial organizations, and government agencies. We employ sales representatives who call upon independent bookstores, national and regional chain bookstores, and wholesalers. Sales of professional books also result from direct mail campaigns, telemarketing, online access, advertising, and reviews in periodicals.

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

Index

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

Corporate Learning

The corporate learning business offers online learning and training solutions for global corporations, universities, and small and medium-sized enterprises, which are sold on a subscription or fee basis. Learning experiences, formats and modules on topics such as leadership development, value creation, client orientation, change management, and corporate strategy are delivered on a cloud-based CrossKnowledge Learning Management System (LMS) platform that hosts more than 20,000 content assets (videos, digital learning modules, written files, etc.) in 18 languages. Its offering includes a collaborative e-learning publishing and program creation system. Revenue growth is derived from legacy markets, such as France, Germany, UK, and other European markets, and newer markets, such as the US and Brazil. In addition, learning experiences, content, and LMS offerings are continuously refreshed and expanded to serve a wider variety of customer needs. These digital learning solutions are either sold directly to corporate customers or through our global partners’ network.

Education Services:

Our Education Services segment consists of University Services OPM services for higher education institutions and talent development for professionals and businesses. Key growth strategies include increasing student enrollment in existing OPM programs, signing new university partners and degree programs, and bridging the IT skills gap through talent development for corporations around the world. Education Services accounted for approximately 16% of our consolidated revenue in the year ended April 30, 2022, with a 11.5% Adjusted EBITDA margin. Education Services generated 100% of its revenue from digital and online products and services.
Education Services revenue by product type includes University Services, previously referred to as Education Services OPM, and Talent Development Services, previously referred to as mthree. The graphs below present revenue by product type for the years ended April 30, 2022, and 2021:
University Services

Our Education Services segment engages in the comprehensive management of online degree programs for universities and has grown to include a broad array of technology-enabled service offerings that address our partner specific pain points. Increasingly, this includes delivering full stack career credentialing education that advances specific careers with in-demand skills.

Index

As student demand for online degree and certificate programs continues to increase, traditional institutions are partnering with OPM providers to develop and support these programs. University Services includes market research, marketing, student recruitment, enrollment support, proactive retention support, academic services to design courses, faculty support, and access to the Engage Learning Management System, which facilitates the online education experience. Graduate degree programs include Business Administration, Finance, Accounting, Healthcare, Engineering, Communications, and others. Revenue is derived from prenegotiated contracts with institutions that provide for a share of tuition generated from students who enroll in a program. As of April 30, 2022, the University Services business had 68 university partners under contract. We are also extending the core OPM business and delivering a broader array of essential university and career credentialing services that the market is demanding and that leverage our core Wiley skills and assets. This full stack education includes teacher professional development and IT skills training, through which we develop and deliver professional credits and job placement through our corporate partners. In addition, Education Services OPM derives revenue from unbundled service offerings.

Talent Development Services

On January 1, 2020, Wiley acquired mthree, a rapidly growing talent placement provider that addresses the IT skills gap by finding, training, and placing job-ready technology talent in roles with leading corporations worldwide. In late May 2022, Wiley renamed the mthree talent development solution to Wiley Edge. Talent Development Services sources, trains, and prepares aspiring students and professionals to meet the skill needs of today’s technology careers, and then places them with some of the world’s largest financial institutions, technology companies, and government agencies. Talent Development Services also works with its clients to retrain and retain existing employees so they can continue to meet the changing demands of today’s technology landscape.  In fiscal year 2022, Wiley Edge grew by more than 70%, signed 19 new corporate clients, expanded into new industry verticals beyond financial services, such as technology and consumer goods, and signed an upskill program for a Fortune 100 company involving hundreds of employees.

Human Capital

As of April 30, 2022, we employed approximately 9,500 persons (including 1,800 Wiley Edge) on a full-time equivalent basis worldwide.

At Wiley, our people are one of our most significant assets and investments toward achieving our mission to unlock human potential. The successful acceleration of our strategies and the delivery of innovative impact in research and education depend on our ability to attract, develop, reward and retain a diverse population of talented, qualified and highly skilled colleagues. Our human capital management framework includes programs, policies and initiatives that promote diversity, equity and inclusion; talent acquisition; ongoing employee learning and development; competitive compensation and benefits; safety and health; and emphasis on employee satisfaction and engagement. Wiley’s Board of Directors, through its Executive Compensation and Development Committee, has oversight for human capital management.

Our human capital metrics summary (excluding Wiley Edge) as of April 30, 2022:

CATEGORY		METRIC
EMPLOYEES	By Region	Americas	47%
		APAC	19%
		EMEA	34%
DIVERSITY AND INCLUSION	Global Gender Representation	% Female Colleagues	56%
		% Female Senior Leaders (Vice President and Above)	42%
	US Person of Color (POC) Representation*	% POC	26%
		% POC Senior Leaders (Vice President and Above)	19%
* US POC includes employees who self-identify as Hispanic or Latino, Black or African American, Asian, American Indian or Alaskan Native, Native Hawaiian or other Pacific Islander, or two or more races.

Index

Health, Safety & Well-Being

Safeguarding and promoting colleague well-being is central to what we do, as it is critically important we provide the tools and resources they need to be healthy and at their best. We support our colleagues in maintaining their physical, emotional, social, and financial well-being through working practices, education and benefit programs.

This became even more critical at the onset of the COVID-19 pandemic, when we acted quickly and with purpose to protect and support our colleagues. Below are actions Wiley has taken throughout the ongoing pandemic:

•	Continued to drive Business Continuity Plans:
•	Ensured infrastructure was in place to successfully serve customers with most colleagues working remotely
•
Our cross-functional global crisis management team continued to monitor events, reviewed the latest guidance, updated Company protocols as needed, and kept up to date on issues facing our colleagues around the globe

•	Provided timely information and communication to colleagues, educational materials, and additional support resources
•	Protected the health, safety and well-being of our colleagues and expanded our support over the past year which included:
•	Pay continuation for COVID-19 related absences, whether due to personal sickness, sick family member or dependent-care issues
•	Increased healthcare coverage to ensure coverage for COVID-19 and direct additional resources locally for other well-being needs (e.g., oxygen concentrators in India during peak of COVID-19)
•	Expanded and enhanced Employee Assistance Program
•	Expanded family care benefits in our larger markets to continue to support our colleagues both at work and at home
•	A digital well-being approach to meet colleague needs, providing on-demand resources, including a subscription to a mindfulness, meditation and sleep app at no cost to colleagues
•	Developed and implemented flexible work policy and support model for colleagues at home and for those returning to the office:
•	Continued to provide work-from-home support, including home office allowance, additional technology supplies, training and resources to ensure most effective remote team management
•
Re-opened offices on a voluntary basis with office procedures to safely welcome colleagues back to the office, with social distancing, vaccination verification and/or testing protocols, provided personal protective equipment (PPE), frequent cleaning services and alternated work schedules to maintain safety protocols

Diversity, Equity & Inclusion (DEI)

With the hiring of our Vice President, Diversity, Equity and Inclusion, and Director, DEI Strategy, we are operationalizing critical priorities within three DEI activators—Inclusive Community, Enhancing our Foundation, and Understanding our People. These activators reflect our DEI near-term priorities to propel a sustainable, inclusive organization that embodies diversity, and equity throughout our policies, programs and processes, and fosters an inclusive culture where people feel like they can be themselves.

Our Employee Resource Groups help drive our DEI priorities through learning opportunities and Wiley community events. As a member of the CEO Action for Diversity and Inclusion, Wiley demonstrates its commitment to sustained, concrete actions that advance diversity and inclusive thinking, behavior, and business practices in the workplace. We also proudly received a 100% score from the Human Rights Foundation for LGBTQ workplace equality.

Culture, Engagement & Learning

Investment in colleague development and growth for current and future roles is central to our culture. Wiley provides development programs, skill development courses and self-paced multi-language resources to help provide ongoing learning offerings for our people. Leveraging Wiley’s CrossKnowledge platform, we offer interactive development programs which allow colleagues to share lessons learned, best practices and have interactive opportunities with their peers. We also focus on higher-ed programs and certifications with our Wiley Beyond platform, which offers access to university programs as well as technical and industry-recognized certification programs.

We conduct our Talent Review annually, focusing on high performing and high potential talent, diversity, and succession for our most critical roles. We are committed to identifying, growing, and retaining top talent and ensuring we have the right skills for the future. We establish key development action planning opportunities for each colleague to build bench strength and review development progress and mobility regularly.

Our culture differentiates us as an organization and our core values define how we work together. We ask colleagues to embody our three values—Learning Champion, Needle Mover, and Courageous Teammate. These values define who we are as a company and what we stand for.

Index

Our Environmental Responsibility

We strive to make good choices for the environment, our customers and our business. To further our commitment, this year we hired a VP of Environmental, Social, Governance and Corporate Impact to drive forward our sustainability efforts. We believe environmental responsibility and business objectives are fundamentally connected and essential to our operations. This is why we are acting now to limit our impact on the environment—measuring our carbon emissions and advancing sustainability initiatives. Our commitment is also evidenced by our signing onto the Publishing Declares Climate Action pledge.

In each of our fiscal years beginning in fiscal year 2020, we have conducted a comprehensive independent third-party GHG assessment for our Global Operations. For fiscal year 2022, we are a CarbonNeutral® certified company across our Global Operations, in accordance with the CarbonNeutral Protocol. Our locations use 100% renewable energy through green tariffs and energy attribute certificates (EACs). Most of our global office real estate is leased and, whenever possible, we work with property owners to optimize sustainability.

We also work with publishing partners, where possible, to reduce print production and consumption, reduce excess inventory through print-on-demand and encourage digital consumption of our products.

We updated our Paper Selection and Use Policy which supports high environmental standards. In July 2021, we completed our inaugural Carbon Disclosure Project (CDP) Forests disclosure and plan to expand our disclosures in the coming years.

In a program entitled Go Green, we partnered with Trees for the Future to plant a tree for every copy of a journal we actively stop printing, up to one million trees. To date, over 230,000 trees have been planted as a result.

We are always seeking opportunities to improve environmental performance. We comply with environmental laws and regulations, thoughtfully investing resources toward managing environmental affairs and raising awareness of global environmental issues through education and research.

Financial Information About Business Segments

The information set forth in Part II, Item 8, “Financial Statements and Supplementary Data” in Note 3, “Revenue Recognition, Contracts with Customers,” and Note 20, “Segment Information,” of the Notes to Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K are incorporated herein by reference.

Available Information

Our Internet address is www.wiley.com. We make available, free of charge, on or through our investors.wiley.com website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports that we file or furnish pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K.

Index

Item 1A. Risk Factors

Introduction

The risks described below should be carefully considered before making an investment decision. You should carefully consider all the information set forth in this Annual Report on Form 10-K, including the following risk factors, before deciding to invest in any of our securities. This Annual Report on Form 10-K also contains, or may incorporate by reference, forward-looking statements that involve risks and uncertainties. See the “Cautionary Notice Regarding Forward-Looking Statements,” immediately preceding Part I of this Annual Report on Form 10-K. The risks below are not the only risk factors we face. Additional risks not currently known to us or that we presently deem insignificant could impact our consolidated financial position and results of operations. Our businesses, consolidated financial position, and results of operations could be materially adversely affected by any of these risks. The trading price of our securities could decline due to any of these risks, and investors may lose all or part of their investment.

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
•
Lower demand for early career technology talent due to client constraints, including the continuing closure of corporate offices, staffing uncertainty, internal contractor hiring restrictions, and financial constraints.

The outbreak also continues to present challenges as the majority of our workforce is continuing to work remotely and continuing to assist new and existing customers who are also generally working remotely.

The COVID-19 pandemic may have the effect of heightening other risks identified in this section of our Annual Report on Form 10-K for the year ended April 30, 2022, such as those related to technology disruption and the adoption by colleges and universities of online delivery of their educational offerings. Despite our efforts to manage these risks, it is not possible for us to predict the duration or magnitude of the adverse impacts of the outbreak and its effects on our business, results of operations, or financial condition at this time, but such effects may be material. The extent to which our business, results of operations, and financial condition may be impacted by the COVID-19 pandemic in the future will depend largely on continued developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak, including variants of the virus, and actions taken by government authorities to contain the outbreak or treat its impact, including the effectiveness and distribution of vaccines.

We may not be able to realize the expected benefits of our growth strategies, which are described in Item 1. Business, including successfully integrating acquisitions, which could adversely impact our consolidated financial position and results of operations.

Our growth strategy includes business acquisitions, including knowledge-enabled services, which complement our existing businesses. Acquisitions may have a substantial impact on our consolidated financial position and results of operations. Acquisitions involve risks and uncertainties, including difficulties in integrating acquired operations and in realizing expected opportunities, cost synergies, diversions of management resources, loss of key employees, challenges with respect to operating new businesses, and other uncertainties.

Index

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

We publish educational content for undergraduate, graduate, and advanced placement students, lifelong learners, and, in Australia, for secondary school students. Due to growing student demand for less expensive textbooks, many college bookstores, online retailers, and other entities, offer used or rental textbooks to students at lower prices than new textbooks. The Internet has made the used and rental textbook markets more efficient and has significantly increased student access to used and rental textbooks. Further expansion of the used and rental textbook markets could further adversely affect our sales of print textbooks, subsequently affecting our consolidated financial position and results of operations.

A reduction in enrollment at colleges and universities could adversely affect the demand for our higher education products.

Enrollment in US colleges and universities can be adversely affected by many factors, including changes in government and private student loan and grant programs, uncertainty about current and future economic conditions, increases in tuition, general decreases in family income and net worth, and record low unemployment due to an active job market. In addition, enrollment levels at colleges and universities outside the US are influenced by global and local economic factors, local political conditions, and other factors that make predicting foreign enrollment levels difficult. Reductions in expected levels of enrollment at colleges and universities both within and outside the US could adversely affect demand for our higher education offerings, which could adversely impact our consolidated financial position and results of operations.

If we are unable to retain key employees and other personnel, our consolidated financial condition or results of operations may be adversely affected.

The Company and industry are highly dependent on the loyal engagement of key management leaders and professional staff. Loss of staff due to inadequate skills and career path development or maintaining competitive salaries and benefits could have a significant impact on Company performance.

We are highly dependent on the continued services of key employees who have in-depth market and business knowledge and/or key relationships with business partners. The loss of the services of key personnel for any reason and our inability to replace them with suitable candidates quickly or at all, as well as any negative market perception resulting from such loss, could have a material adverse effect on our business, consolidated financial position, and results of operations.

We have a significant investment in our employees around the world. We offer competitive salaries and benefits in order to attract and retain the highly skilled workforce needed to sustain and develop new products and services required for growth. Employment costs are affected by competitive market conditions for qualified individuals and factors such as healthcare and retirement benefit costs.

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

Information technology is a key part of our business strategy and operations. As a business strategy, Wiley’s technology enables us to provide customers with new and enhanced products and services and is critical to our success in migrating from print to digital business models. Information technology is also a fundamental component of all our business processes, collecting and reporting business data, and communicating internally and externally with customers, suppliers, employees, and others. We face technological risks associated with digital products and service delivery in our businesses, including with respect to information technology capability, reliability, security, enterprise resource planning, system implementations, and upgrades. Across our businesses, we hold personal data, including that of employees and customers. Failures of our information technology systems and products (including operational failure, natural disaster, computer virus, or cyberattacks) could interrupt the availability of our digital products and services, result in corruption or loss of data or breach in security, and result in liability or reputational damage to our brands and/or adversely impact our consolidated financial position and results of operations.

Management has designed and implemented policies, processes, and controls to mitigate risks of information technology failure and to provide security from unauthorized access to our systems. In addition, we have disaster recovery plans in place to maintain business continuity for our key financial systems. While key financial systems have backup and tested disaster recovery systems, other applications and services have limited backup and recovery procedures which may delay or prevent recovery in case of disaster. The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to cyberattacks common to most industries from inadvertent or intentional actions by employees, vendors, or malicious third parties. While we have taken steps to address these risks, there can be no assurance that a system failure, disruption, or data security breach would not adversely affect our business and could have an adverse impact on our consolidated financial position and results of operations.

We are continually improving and upgrading our computer systems and software. We have implemented a global Enterprise Resource Planning (ERP) system as part of a multiyear plan to integrate and upgrade our operational and financial systems and processes. We have also implemented record-to-report, purchase-to-pay, and several other business processes within all locations. We implemented order-to-cash for certain businesses and have continued to roll out additional processes and functionality of the ERP system in phases. Implementation of an ERP system involves risks and uncertainties. Any disruptions, delays, or deficiencies in the design or implementation of a new system could result in increased costs, disruptions in operations, or delays in the collection of cash from our customers, as well as having an adverse effect on our ability to timely report our financial results, all of which could materially adversely affect our business, consolidated financial position, and results of operations.  We currently use out of support systems for order management for certain businesses. While we have contingency support available, any major disruptions, while unlikely, may require longer remediation time. This could impact our ability to process and fulfill orders for those businesses. We currently use a legacy platform with limited support for order management of the global Academic & Professional Learning business. Any defects and disruptions in the legacy systems which cannot be addressed in a timely manner could impact our ability to process orders  and reconcile financial statements.

Index

Cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect on our business, consolidated financial condition, and results of operations.

The cybersecurity risks we face range from cyberattacks common to most industries, such as the development and deployment of malicious software to gain access to our networks and attempt to steal confidential information, launch distributed denial of service attacks, or attempt other coordinated disruptions, to more advanced threats that target us because of our prominence in the global research and advisory field. As a result of the COVID-19 pandemic, most of our employees are working remotely, which magnifies the importance of the integrity of our remote access security measures.

Like many multinational corporations, we, and some third parties upon which we rely, have experienced cyberattacks on our computer systems and networks in the past and may experience them in the future, likely with more frequency and sophistication and involving a broader range of devices and modes of attack, all of which will increase the difficulty of detecting and successfully defending against them. To date, none have resulted in any material adverse impact to our business, operations, products, services, or customers. Wiley has invested heavily in Cybersecurity tools and resources to keep our systems safe. We have implemented various security controls to meet our security obligations, while also defending against constantly evolving security threats. Our security controls help to secure our information systems, including our computer systems, intranet, proprietary websites, email and other telecommunications and data networks, and we scrutinize the security of outsourced website and service providers prior to retaining their services. However, the security measures implemented by us or by our outside service providers may not be effective, and our systems (and those of our outside service providers) may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, cyber-attacks, computer viruses, power loss, or other disruptive events.

The security compliance landscape continues to evolve, requiring us to stay apprised of changes in cybersecurity and privacy laws, regulations, and security standards required by our clients, such as the European Union General Data Protection Regulation (GDPR), the California Consumer Privacy Act (CCPA), the Brazilian General Data Protection Law (LGPD), the Chinese Cybersecurity, Data Security and Personal Information Protection laws (and other new and proposed data protection laws), International Organization for Standardization (ISO), and National Institute of Standards and Technology (NIST). Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyberattacks and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers.

A cyberattack could cause delays in initiating or completing sales, impede delivery of our products and services to our clients, disrupt other critical client-facing or business processes, or dislocate our critical internal functions. Additionally, any material breaches or other technology-related catastrophe, or media reports of perceived security vulnerabilities to our systems or those of our third parties, even if no breach has been attempted or has occurred, could cause us to experience reputational harm, loss of customers and revenue, fines, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard our customers information, or financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

Index

We continue to restructure and realign our cost base with current and anticipated future market conditions. Significant risks associated with these actions that may impair our ability to achieve the anticipated cost savings or that may disrupt our business, include delays in the implementation of anticipated workforce reductions in highly regulated locations outside of the US, decreases in employee morale, the failure to meet operational targets due to the loss of key employees, and disruptions of third parties to whom we have outsourced business functions. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and consolidated financial position and results of operations could be adversely affected.

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

We sell our products to customers in certain sanctioned and previously sanctioned developing markets in accordance with such restrictions. While sales in these markets are not material to our consolidated financial position and results of operations, adverse developments related to the risks associated with these markets may cause actual results to differ from historical and forecasted future consolidated operating results.

We have certain technology development operations in Russia and Sri Lanka related to software development and architecture, digital content production, and system testing services. Due to the political instability within these regions, there is the potential for future government embargos and sanctions, which could disrupt our operations in these areas. While we have developed business continuity plans to address these issues, further adverse developments in the region could have a material impact on our consolidated financial position and results of operations.

In February 2022, the Russian Federation and Belarus commenced a military action with Ukraine. As a result, the United States, as well as other nations, instituted economic sanctions against Russia and Belarus. The impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements.

We have exercised contingency plans in Russia to minimize any disruption if we were to lose access to our staff. If that should occur, we believe it will not materially impact our overall operations. As of April 30, 2022, the net assets of our Russian operations were not material to our overall consolidated financial position. We have customers in Russia, primarily for our Research offerings, which are not material to our overall consolidated results of operations. We do not have operations in Ukraine or Belarus, and the business conducted in those countries is also not material to our consolidated financial position and results of operations.

In our Research Publishing & Platforms segment, approximately 28% of research journal articles are sourced from authors in China. Any restrictions on exporting intellectual property could adversely affect our business and consolidated financial position and results of operations.

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

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to us between the months of December and April. Although at fiscal year-end we had minimal credit risk exposure to these agents, future calendar year subscription receipts from these agents are highly dependent on their financial condition and liquidity.

Index

Subscription agents account for approximately 15% of total annual consolidated revenue and no one agent accounts for more than 10% of total annual consolidated revenue.

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no book customer accounts for more than 8% of total consolidated revenue and 10% of accounts receivable at April 30, 2022, the top 10 book customers account for approximately 12% of total consolidated revenue and approximately 18% of accounts receivable at April 30, 2022.

Financial Risks

Changes in global economic conditions could impact our ability to borrow funds and meet our future financing needs.

Changes in global financial markets have not had, nor do we anticipate they will have, a significant impact on our liquidity. Due to our significant operating cash flow, financial assets, access to capital markets, and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our financing needs for the foreseeable future. As market conditions change, we will continue to monitor our liquidity position. However, there can be no assurance that our liquidity or our consolidated financial position and results of operations will not be adversely affected by possible future changes in global financial markets and global economic conditions. Unprecedented market conditions including illiquid credit markets, volatile equity markets, dramatic fluctuations in foreign currency rates, and economic recession, could affect future results.

Fluctuations in foreign currency exchange rates and interest rates could materially impact our consolidated financial condition and results of operations.

Non-US revenues, as well as our substantial non-US net assets, expose our consolidated results to volatility from changes in foreign currency exchange rates. The percentage of consolidated revenue for the year ended April 30, 2022 recognized in the following currencies (on an equivalent US dollar basis) were approximately: 56% US dollar, 25% British pound sterling, 10% euro, and 9% other currencies. In addition, our interest-bearing loans and borrowings are subject to risk from changes in interest rates. These risks and the measures we have taken to help mitigate them are discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of this Annual Report on Form 10-K. We may, from time to time, use derivative instruments to hedge such risks. Notwithstanding our efforts to foresee and mitigate the effects of changes in external market or fiscal circumstances, we cannot predict with certainty changes in foreign currency exchange rates and interest rates, inflation, or other related factors affecting our business, consolidated financial position, and results of operations.

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

As a result of acquisitions, we recorded a significant amount of goodwill and other identifiable intangible assets. At April 30, 2022, we had $1,302.1 million of goodwill and $931.4 million of intangible assets, of which $118.3 million are indefinite-lived intangible assets, on our Consolidated Statements of Financial Position. The intangible assets are principally composed of content and publishing rights, customer relationships, brands and trademarks, and developed technology. Failure to achieve business objectives and financial projections could result in an asset impairment, which would result in a noncash charge to our consolidated results of operations. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and when events or changes in circumstances indicate that impairment may have occurred. Intangible assets with definite lives, which were $813.1 million at April 30, 2022, are tested for impairment only when events or changes in circumstances indicate that an impairment may have occurred. Determining whether an impairment exists can be difficult as a result of increased uncertainty and current market dynamics and requires management to make significant estimates and judgments. A noncash intangible asset impairment charge could have a material adverse effect on our consolidated financial position and results of operations. See Note 11, “Goodwill and Intangible Assets” for further information related to goodwill and intangible assets, and the impairment charges recorded in the year ended April 30, 2020.

Index

Changes in pension costs and related funding requirements may impact our consolidated financial position and results of operations.

We provide defined benefit pension plans for certain employees worldwide. Our Board of Directors approved amendments to the US, Canada, and UK defined benefit plans that froze the future accumulation of benefits effective June 30, 2013, December 31, 2015, and April 30, 2015, respectively. The funding requirements and costs of these plans are dependent upon various factors, including the actual return on plan assets, discount rates, plan participant population demographics, and changes in global pension regulations. Changes in these factors affect our plan funding, consolidated financial position, and results of operations.

Legal, Regulatory, and Compliance Risks

The uncertainty surrounding the implementation and effect of Brexit may cause increased economic volatility, affecting our operations and business.

On January 31, 2020, the UK exited the European Union (EU), an action referred to as Brexit. This was followed by an implementation period, during which EU law continued to apply in the UK and the UK maintained its EU single market access rights and EU customs union membership. The implementation period expired December 31, 2020. Consequently, the UK has become a third country vis-à-vis the EU, without access to the single market or membership of the EU customs union.

The UK and the EU have signed an EU-UK Trade and Cooperation Agreement, or TCA, which was formally approved by Parliament on April 28, 2021. This agreement provides details on how some aspects of the UK’s and EU’s relationship will operate going forward; however, there are still many uncertainties, and how the TCA will take effect in practice is still largely unknown. This lack of clarity on future UK laws and regulations and their interaction with the EU laws and regulations may negatively impact foreign direct investment in the UK, increase costs, depress economic activity, and restrict access to capital.

The uncertainty concerning the UK’s legal, political, and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory, or otherwise) beyond the date of Brexit.

Additional Brexit-related impacts on our business could include potential inventory shortages in the UK, increased regulatory burdens and costs to comply with UK-specific regulations, and higher transportation costs for our products coming into and out of the UK. Any of these effects, among others, could materially and adversely affect our business and consolidated financial position and results of operations.

Changes in laws, tariffs, and regulations, including regulations related to open access, could adversely impact our consolidated financial position and results of operations.

We maintain operations in Asia, Australia, Canada, Europe, South America, the Middle East, and the US. The conduct of our business, including the sourcing of content, distribution, sales, marketing, and advertising, is subject to various laws and regulations administered by governments around the world. Changes in laws, regulations, or government policies, including tax regulations and accounting standards, may adversely affect our future consolidated financial position and results of operations.

The scientific research publishing industry generates much of its revenue from paid customer subscriptions to online and print journal content. There is debate within government, academic, and library communities whether such journal content should be made available for free immediately or following a period of embargo after publication, referred to as open access. For instance, certain governments and privately held funding bodies have implemented mandates that require journal articles derived from government-funded research to be made available to the public at no cost after an embargo period. Open access can be achieved in two ways: Green, which enables authors to publish articles in subscription-based journals and self–archive the author accepted version of the article for free public use after an embargo period; and Gold, which enables authors to publish their articles in journals that provide immediate free access to the final version of the article on the publisher’s website, and elsewhere under permissive licensing terms, following payment of an APC. These mandates have the potential to put pressure on subscription-based publications. If such regulations are widely implemented, our consolidated financial position and results of operations could be adversely affected.

Index

To date, the majority of governments that have taken a position on open access have favored the Green model and have generally specified embargo periods of twelve months. The publishing community generally takes the view that this period should be sufficient to protect subscription revenues, provided that publishers’ platforms offer sufficient added value to the article. Governments in Europe have been more supportive of the Gold model, which thus far is generating incremental revenue for publishers with active open access programs. Several European administrations have signed on to the business model which combines the purchasing of subscription content with the purchase of open access publishing for authors in their respective countries. This development removes an element of risk by fixing revenues from that market, provided that the terms, price, and rate of transition negotiated are acceptable.

Changes in tax laws could have a material impact on our consolidated financial position and results of operations.

We are subject to tax laws in the jurisdictions where we conduct business, including the US and many foreign jurisdictions. In addition to tax law changes in the US, changes in tax laws and interpretations in other jurisdictions where we do business, such as the UK and Germany, as well as changes proposed by the Organization for Economic Co-operation and Development (OECD) and adopted by OECD member countries, could significantly impact the taxation of our earnings. For example, on June 10, 2021, the UK increased its corporate tax rate from 19% to 25% effective April 2023, resulting in a $21.4 million noncash deferred tax expense from the re-measurement of our applicable UK net deferred tax liabilities. See Note 13, “Income Taxes.” During our year ended April 30, 2022, more than half of our consolidated pretax income was from the UK. In addition, there are proposals to increase the rate and otherwise change US tax laws which could significantly increase our tax rate. We are also subject to potential taxes and regulations in jurisdictions where we have sales even though we do not have a physical presence. These taxes and potential taxes could have a material impact on our consolidated financial position and results of operations as substantially all our taxable income is earned outside the US. In addition, we are subject to audit by tax authorities and are regularly audited by various tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals and could have a material impact on our consolidated financial position and results of operations.

Our intellectual property rights may not be protected, which could adversely affect our consolidated financial position and results of operations.

A substantial portion of our publications are protected by copyright, held either in our name, in the name of the author of the work, or in the name of a sponsoring professional society. Such copyrights protect our exclusive right to publish the work in many countries abroad for specified periods, in most cases, the author’s life plus 70 years. Our ability to continue to achieve our expected results depends, in part, upon our ability to protect our intellectual property rights. Our consolidated financial position and results of operations may be adversely affected by lack of legal and/or technological protections for its intellectual property in some jurisdictions and markets.

A disruption or loss of data sources could limit our collection and use of certain kinds of information, which could adversely impact our communication with our customers.

Several of our businesses rely extensively upon content and data from external sources. Data is obtained from public records, governmental authorities, customers, and other information companies, including competitors. Legal regulations, such as the EU’s GDPR, relating to Internet communications, privacy and data protection, e-commerce, information governance, and use of public records, are becoming more prevalent worldwide. The disruption or loss of data sources, either because of changes in the law or because data suppliers decide not to supply them, may impose limits on our collection and use of certain kinds of information about individuals and our ability to communicate such information effectively with our customers. In addition, GDPR imposes a strict data protection compliance regime with severe penalties of up to 4% of worldwide revenue or €20 million, whichever is greater.

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

Index

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

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

Our stock price may fluctuate materially. The stock market in general has experienced significant volatility that has often been unrelated to the operating performance of companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
•	Actual or anticipated changes in our consolidated operating results;
•	Variances between actual consolidated operating results and the expectations of securities analysts, investors, and the financial community;
•	Changes in financial estimates by us or by any securities analysts who might cover our stock;
•	Conditions or trends in our industry, the stock market, or the economy;
•	The level of demand for our stock, the stock market price, and volume fluctuations of comparable companies;
•	Announcements by us or our competitors of new product or service offerings, significant acquisitions, strategic partnerships, or divestitures;
•	Announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	Capital commitments;
•	Investors’ general perception of the Company and our business;
•	Recruitment or departure of key personnel; and
•	Sales of our common stock, including sales by our directors and officers or specific stockholders.

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

Location	Purpose	Owned or Leased	Approx. Sq. Ft.
United States:
New Jersey	Corporate Headquarters	Leased	294,000
Florida	Office	Leased	58,000
Kentucky	Office	Leased	47,000
Indiana	Office	Leased	42,000
Minnesota	Office	Leased	28,000
Massachusetts	Office	Leased	26,000
California	Offices	Leased	21,000
North Carolina	Office	Leased	12,000
Texas	Office	Leased	11,000

International:
England	Distribution Centers	Leased	298,000
	Offices	Leased	85,000
	Offices	Owned	70,000
Germany	Office	Owned	104,000
	Office	Leased	18,000
China	Offices	Leased	40,000
Sri Lanka	Office	Leased	38,000
India	Distribution Centers	Leased	12,000
	Office	Leased	25,000
France	Offices	Leased	36,000
Australia	Offices	Leased	34,000
Russia	Office	Leased	27,000
Jordan	Office	Leased	24,000
Singapore	Office	Leased	14,000
Canada	Office	Leased	13,000
Brazil	Office	Leased	12,000
Greece	Office	Leased	11,000

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

Name, Current and Former Positions	Age	First Elected to Current Position
BRIAN A. NAPACK	60	December 2017
President and Chief Executive Officer and Director
March 2012 – Senior Advisor, Providence Equity Partners LLC

CHRISTINA VAN TASSELL	51	October 2021
Executive Vice President and Chief Financial Officer
November 2017 – Chief Financial Officer – Dow Jones & Company, Inc.

DEIRDRE SILVER	54	February 2020
Executive Vice President, General Counsel
August 2015 – Associate General Counsel, Senior Vice President of Legal, Research

JAMES FLYNN	51	September 2021
Executive Vice President and General Manager, Research
July 2018 – Chief Product Officer, Research, Wiley
May 2015 – Senior Vice President and Managing Director, Research Publishing, Wiley

CHRISTOPHER F. CARIDI	56	October 2020
Senior Vice President, Global Corporate Controller, and Chief Accounting Officer
June 2020 – SVP, Chief Accounting Officer and Controller, Teladoc Health, Inc.
March 2017 – SVP, Chief Accounting Officer and Controller, John Wiley & Sons
March 2014 – Vice President, Finance, Thomson Reuters

KEVIN MONACO	58	October 2018
Senior Vice President, Treasurer and Tax
October 2009 – SVP, Finance, Treasurer, and Investor Relations, Coty Inc.

AREF MATIN	63	May 2018
Executive Vice President, Chief Technology Officer
February 2015 – Executive Vice President, Chief Technology Officer, Ascend Learning
July 2012 – Executive Vice President, Chief Technology Officer, Pearson Learning Technologies & Pearson Higher Education

MATTHEW LEAVY	54	September 2019
Executive Vice President and General Manager, Educational Publishing
September 2018 – SVP, Business Development
January 2018 – Principal Leavy Consulting LLC
August 2013 – Managing Director Global Managed Services, Pearson plc

DANIELLE MCMAHAN	47	November 2019
Executive Vice President, Chief People & Operations Officer
June 2017 – Chief Human Resources Officer, York Risk Services Group
July 2014 – VP, Global Talent, American Express

TODD ZIPPER	45	June 2020
Executive Vice President and General Manager, Education Services
November 2018 – Co-President, Wiley Education Services
January 2015 – President and CEO, The Learning House, Inc

SHARI HOFFER	51	December 2021
Executive Vice President, Chief Marketing Officer
May 2017 – SVP Marketing

Index

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A and Class B shares are listed on the New York Stock Exchange under the symbols WLY and WLYB, respectively.

On a quarterly basis, the Board of Directors considers the payment of cash dividends based upon its review of earnings, our financial position, and other relevant factors. As of May 31, 2022, the approximate number of holders of our Class A and Class B Common Stock were 692 and 48, respectively, based on the holders of record.

During the year ended April 30, 2020, our Board of Directors approved an additional share repurchase program of $200 million of Class A or B Common Stock. This share repurchase program is in addition to the share repurchase program approved by our Board of Directors during the year ended April 30, 2017 of four million shares of Class A or B Common Stock.  As of April 30, 2022, no additional shares were remaining under this program for purchase.

During the fourth quarter of 2022, we made the following purchases of Class A and Class B Common Stock under these publicly announced stock repurchase programs.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Be Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Additional Plans or Programs (Dollars in Millions)
February 2022	—	$—	—	48,950	$200.0
March 2022	93,189	53.65	93,189	—	197.6
April 2022	2,585	51.56	2,585	—	197.5
Total	95,774	$53.60	95,774	—	$197.5

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

Overview

Wiley is a global leader in scientific research and career-connected education, unlocking human potential by enabling discovery, powering education, and shaping workforces. For over 200 years, Wiley has fueled the world’s knowledge ecosystem. Today, our high-impact content, platforms, and services help researchers, learners, institutions, and corporations achieve their goals in an ever-changing world. Wiley is a predominantly digital company with approximately 83% of revenue generated by digital products and tech-enabled services, and 58% of revenue is recurring which includes revenue that is contractually obligated or set to recur with a high degree of certainty for the year ended April 30, 2022.

We report financial information for the following segments, as well as a Corporate category, which includes certain costs that are not allocated to the reportable segments:
•	Research Publishing & Platforms
•	Academic & Professional Learning
•	Education Services

Through the Research Publishing & Platforms segment, we provide peer-reviewed STM publishing, content platforms, and related services to academic, corporate, and government customers, academic societies, and individual researchers. The Academic & Professional Learning segment provides Education Publishing and Professional Learning content and courseware, training, and learning services, to students, professionals, and corporations. The Education Services segment provides University Services (online program management or OPM services) for academic institutions and Talent Development Services including placement and training for professionals and businesses.

Wiley’s business strategies are tightly aligned with accelerating growth trends, including open research, career-connected education, and talent development. Research strategies include driving publishing output to meet the global demand for peer-reviewed research and expanding platform and service offerings for corporations and societies. Education strategies include expanding online degree programs and driving online enrollment for university partners, scaling digital content and courseware, and expanding IT talent placement and reskilling programs for corporate partners.

Wiley has operations in Russia consisting primarily of technology development resources. We have exercised contingency plans to minimize any disruption if we were to lose access to our staff. If that should occur, we believe it will not materially impact our overall operations. As of April 30, 2022, the net assets of our Russian operations were not material to our overall financial position. We have customers in Russia, primarily for our Research offerings, which are not material to our overall financial results. We do not have operations in Ukraine or Belarus, and the business conducted in those countries is also not material to our overall financial results.

Consolidated Results of Operations

FISCAL YEAR 2022 AS COMPARED TO FISCAL YEAR 2021 SUMMARY RESULTS

Revenue:

Revenue for the year ended April 30, 2022 increased $141.4 million, or 7%, as compared with the prior year on a reported and on a constant currency basis including contributions from acquisitions. Excluding the contributions from acquisitions, revenue increased 5% on a constant currency basis.

See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.

Index

Cost of Sales:

Cost of sales for the year ended April 30, 2022 increased $75.3 million, or 12%, as compared with the prior year. On a constant currency basis, cost of sales increased 11% as compared with the prior year. This increase was primarily due to higher employee costs and, to a lesser extent, higher student acquisition costs in Education Services, increased royalty costs in Research Publishing & Platforms, and increased print product costs in Academic & Professional Learning.

Operating and Administrative Expenses:

Operating and administrative expenses for the year ended April 30, 2022 increased $56.9 million, or 6%, as compared with the prior year. On a constant currency basis, operating and administrative expenses increased 5% as compared with the prior year primarily reflecting higher editorial costs due to additional resources to support investments in growth, technology costs to support growth initiatives, higher advertising and marketing costs and, to a lesser extent, higher employee-related costs.

Restructuring and Related (Credits) Charges:

For the years ended April 30, 2022 and 2021, we recorded pretax restructuring credits of $1.4 million and charges of $33.3 million, respectively primarily related to our Business Optimization Program. We anticipate $10.0 million in run rate savings from actions starting in fiscal year 2022.

In November 2020, in response to the COVID-19 pandemic and the Company’s successful transition to a virtual work environment, we increased use of virtual work arrangements for postpandemic operations. As a result, we expanded the scope of the Business Optimization Program to include the exit of certain leased office space beginning in the third quarter of fiscal year 2021, and the reduction of our occupancy at other facilities. We are reducing our real estate square footage occupancy by approximately 12%. These actions resulted in a pretax restructuring charge of $18.3 million in the year ended April 30, 2021.
In addition, we also incurred ongoing facility-related costs associated with certain properties that resulted in additional restructuring charges of $1.8 million and $3.7 million in the years ended April 30, 2022 and 2021, respectively.
These actions yielded annualized cost savings of approximately $8.0 million. We anticipate ongoing facility-related costs associated with certain properties to result in additional restructuring charges in future periods.
These (credits) charges are reflected in Restructuring and related (credits) charges in the Consolidated Statements of Income (Loss). See Note 7, “Restructuring and Related (Credits) Charges” for more details on these (credits) charges.

For the impact of our restructuring program on diluted earnings per share, see the section below, “Diluted Earnings per Share (EPS).”

In May 2022, the Company initiated a global program to restructure and align our cost base with current and anticipated future market conditions. This program will include the exit of certain leased office space beginning in the first quarter of fiscal year 2023 and the reduction of our occupancy at other facilities. In addition, the program will include severance related charges for the elimination of certain positions. These actions are estimated to result in an initial pretax restructuring charge of approximately $19.0 million to $21.0 million in the first quarter of fiscal year 2023.

These actions are anticipated to yield approximately $30.0 million to $35.0 million in run rate savings. For fiscal year 2023, the cost savings are expected to be approximately $20.0 million to $25.0 million. We anticipate ongoing facility-related costs associated with certain properties to result in additional restructuring charges in future periods.

Index

Amortization of Intangible Assets:

Amortization of intangible assets was $84.8 million for the year ended April 30, 2022, an increase of $10.2 million, or 14%, as compared with the prior year. On a constant currency basis, amortization of intangible assets increased 13% as compared with the prior year primarily due to the intangibles acquired as part of the Hindawi acquisition completed in fiscal year 2021 and, to a lesser extent, other acquisitions completed in fiscal year 2022, partially offset by the completion of amortization of certain acquired intangible assets. See Note 4, “Acquisitions” for more details on our acquisitions.

Operating Income, Adjusted Operating Income (OI) and Adjusted EBITDA:

Operating income for the year ended April 30, 2022 increased $33.8 million, or 18% as compared with the prior year on a reported and on a constant currency basis. The increase was primarily due to the increase in revenue and, to a lesser extent, lower restructuring charges, partially offset by an increase in cost of sales and operating and administrative expenses.

Adjusted OI on a constant currency basis and excluding restructuring (credits) charges decreased 1% as compared with the prior year primarily due to an increase in cost of sales, operating and administrative expenses and, to a lesser extent, amortization of intangible assets, partially offset by higher revenues as described above.

Adjusted EBITDA on a constant currency basis and excluding restructuring (credits) charges, increased 3%, as compared with the prior year primarily due to revenue performance, partially offset by an increase in operating and administrative expenses, and cost of sales.

Adjusted OI

Below is a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted OI:

	Year Ended April 30,
	2022	2021
US GAAP Operating Income	$219,276	$185,511
Adjustments:
Restructuring and related (credits) charges	(1,427)	33,310
Non-GAAP Adjusted OI	$217,849	$218,821

Adjusted EBITDA

Below is a reconciliation of our consolidated US GAAP Net Income to Non-GAAP EBITDA and Adjusted EBITDA:

	Year Ended April 30,
	2022	2021
Net Income	$148,309	$148,256
Interest expense	19,802	18,383
Provision for income taxes	61,352	27,656
Depreciation and amortization	215,170	200,189
Non-GAAP EBITDA	444,633	394,484
Restructuring and related (credits) charges	(1,427)	33,310
Foreign exchange transaction losses	3,192	7,977
Gain on sale of certain assets	(3,694)	—
Other income, net	(9,685)	(16,761)
Non-GAAP Adjusted EBITDA	$433,019	$419,010

Index

Interest Expense:

Interest expense for the year ended April 30, 2022 was $19.8 million compared with the prior year of $18.4 million. This increase was due to a higher average debt balance outstanding, which included borrowings for the funding of acquisitions and, to a lesser extent, higher weighted average effective interest rate.

Foreign Exchange Transaction Losses:

Foreign exchange transaction losses were $3.2 million for the year ended April 30, 2022 and were primarily due to losses on our foreign currency denominated third-party and, to a lesser extent, intercompany accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.

Foreign exchange transaction losses were $8.0 million for the year ended April 30, 2021 and were due to the unfavorable impact of the changes in exchange rates on US dollar cash balances held in the UK to fund the acquisition of Hindawi and the net impact of changes in average foreign exchange rates as compared to the US dollar on our third-party accounts receivable and payable balances.

Gain on Sale of Certain Assets:

The gain on the sale of certain assets is due to the sale of our world languages product portfolio which was included in our Academic & Professional Learning segment and resulted in a pretax gain of approximately $3.7 million during the year ended April 30, 2022.

Other Income, Net:

Other income, net was $9.7 million for the year ended April 30, 2022, a decrease of $7.1 million, or 42%, as compared with the prior year. This decrease was primarily due to $3 million in donations and pledges made in the year ended April 30, 2022 to humanitarian organizations to provide aid to those impacted by the crisis in Ukraine.

Provision for Income Taxes:

Below is a reconciliation of our US GAAP Income Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Year Ended April 30,
	2022	2021
US GAAP Income Before Taxes	$209,661	$175,912
Pretax Impact of Adjustments:
Restructuring and related (credits) charges	(1,427)	33,310
Foreign exchange losses (gains) on intercompany transactions	1,513	(1,457)
Amortization of acquired intangible assets	89,346	79,421
Gain on sale of certain assets	(3,694)	—
Non-GAAP Adjusted Income Before Taxes	$295,399	$287,186

Index

Below is a reconciliation of our US GAAP Income Tax Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:
	Year Ended April 30,
	2022	2021
US GAAP Income Tax Provision	$61,352	$27,656
Income Tax Impact of Adjustments (1):
Restructuring and related (credits) charges	(260)	8,065
Foreign exchange losses (gains) on intercompany transactions	597	(363)
Amortization of acquired intangible assets	20,816	18,511
Gain on sale of certain assets	(922)	—
Income Tax Adjustments:
Impact of increase in UK statutory rate on deferred tax balances(2)	(21,415)	(3,511)
Impact of US CARES Act(3)	—	13,998
Impact of change in certain US state tax rates in 2021(2)	—	(3,225)
Non-GAAP Adjusted Income Tax Provision	$60,168	$61,131

US GAAP Effective Tax Rate	29.3%	15.7%
Non-GAAP Adjusted Effective Tax Rate	20.4%	21.3%

(1)
For the year ended April 30, 2022, substantially all of the tax impact was from deferred taxes. For the year ended April 30, 2021, except for the $8.4 million current tax impact from the US CARES Act noted below, substantially all of the tax impact was from deferred taxes.

(2)	These adjustments impacted deferred taxes in the years ended April 30, 2022 and 2021.
(3)	The tax impact was $8.4 million from current taxes and $5.6 million from deferred taxes in the year ended April 30, 2021.

The effective tax rate was 29.3% for the year ended April 30, 2022, compared to 15.7% for the year ended April 30, 2021. Our rate for the year ended April 30, 2022 was increased by $21.4 million from an increase in the UK statutory rate during our three months ended July 31, 2021. On June 10, 2021, the UK increased its statutory corporate tax rate from 19% to 25% effective April 2023, resulting in this nonrecurring, noncash US GAAP deferred tax expense. The 15.7% tax expense rate for the year ended April 30, 2021 benefitted by $14.0 million from the Coronavirus Aid Relief and Economic Security Act (the CARES Act) and certain regulations issued in late July 2020, which enabled us to carryback certain net operating losses (NOLs) to a year with a higher statutory tax rate.

Excluding the expense from the UK rate change, the Non-GAAP Adjusted Effective Tax Rate for the year ended April 30, 2022 was 20.4%. The Non-GAAP Adjusted Effective Tax Rate for the year ended April 30, 2021, excluding the impact of the UK statutory rate change, the CARES Act, and state tax expense from rate changes, was 21.3%. The Non-GAAP Adjusted Effective Tax Rate before these items decreased because the year ended April 30, 2021 included US state tax expenses from our expanded presence from COVID-19 and employees working in additional locations.

Diluted Earnings Per Share (EPS):

Diluted earnings per share for the year ended April 30, 2022 was $2.62 per share compared to $2.63 per share in the prior year. This decrease was due to a higher weighted average number of common shares outstanding in the year ended April 30, 2022 as net income was flat compared to the year ended April 30, 2021. Net income was flat as higher operating income and, to a lesser extent, lower foreign exchange losses and the gain on sale of certain assets were offset by higher provision for income taxes and, to a lesser extent, lower other income, net.

Index

Below is a reconciliation of our US GAAP EPS to Non-GAAP Adjusted EPS. The amount of the pretax and the related income tax impact for the adjustments included in the table below are presented in the section above, “Provision for Income Taxes.”

	Year Ended April 30,
	2022	2021
US GAAP EPS	$2.62	$2.63
Adjustments:
Restructuring and related (credits) charges	(0.02)	0.44
Foreign exchange losses (gains) on intercompany transactions	0.02	(0.02)
Amortization of acquired intangible assets	1.21	1.08
Gain on sale of certain assets	(0.05)	—
Income tax adjustments	0.38	(0.13)
Non-GAAP Adjusted EPS	$4.16	$4.00

On a constant currency basis, Adjusted EPS increased 1% primarily due to a lower Non-GAAP Adjusted Effective Tax Rate, partially offset by lower Other income, net and, to a lesser extent, lower Adjusted OI.

SEGMENT OPERATING RESULTS:
	Year Ended April 30,		% Change Favorable	Constant Currency % Change Favorable
RESEARCH PUBLISHING & PLATFORMS:	2022	2021	(Unfavorable)	(Unfavorable)
Revenue:
Research Publishing	$1,057,022	$972,512	9%	8%
Research Platforms	54,321	42,837	27%	27%
Total Research Publishing & Platforms Revenue	1,111,343	1,015,349	9%	9%

Cost of Sales	300,373	275,377	(9)%	(8)%
Operating Expenses	468,012	429,916	(9)%	(9)%
Amortization of Intangible Assets	47,731	37,033	(29)%	(28)%
Restructuring Charges (Credits) (see Note 7)	238	(36)	#	#

Contribution to Profit	294,989	273,059	8%	9%
Restructuring Charges (Credits) (see Note 7)	238	(36)	#	#
Adjusted Contribution to Profit	295,227	273,023	8%	9%
Depreciation and Amortization	94,899	83,866	(13)%	(13)%
Adjusted EBITDA	$390,126	$356,889	9%	10%
Adjusted EBITDA Margin	35.1%	35.1%

# Not meaningful

Revenue:

Research Publishing & Platforms revenue for the year ended April 30, 2022 increased $96.0 million, or 9%, as compared with the prior year on a reported and constant currency basis. Excluding revenue from acquisitions, organic revenue increased 5% on a constant currency basis. This increase was primarily due to an increase in publishing, corporate solutions and, to a lesser extent, an increase in Research Platforms. Research Publishing has continued growth due to Transformational Agreements (read and publish). Excluding the impact from acquisitions, Open Access article output growth was approximately 27% for the year ended April 30, 2022 as compared with the prior year.

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

Index

	Year Ended April 30,		% Change Favorable	Constant Currency % Change Favorable
ACADEMIC & PROFESSIONAL LEARNING:	2022	2021	(Unfavorable)	(Unfavorable)
Revenue:
Education Publishing(1)	$349,992	$361,194	(3)%	(4)%
Professional Learning	296,831	280,667	6%	6%
Total Academic & Professional Learning	646,823	641,861	1%	1%

Cost of Sales	180,328	174,950	(3)%	(3)%
Operating Expenses	341,136	358,097	5%	5%
Amortization of Intangible Assets	13,442	16,451	18%	18%
Restructuring (Credits) Charges (see Note 7)	(455)	3,503	#	#

Contribution to Profit	112,372	88,860	26%	26%
Restructuring (Credits) Charges (see Note 7)	(455)	3,503	#	#
Adjusted Contribution to Profit	111,917	92,363	21%	20%
Depreciation and Amortization	69,561	71,997	3%	3%
Adjusted EBITDA	$181,478	$164,360	10%	10%
Adjusted EBITDA Margin	28.1%	25.6%

# Not meaningful

(1)
In May 2021, we moved the WileyNXT product offering from Academic & Professional Learning – Education Publishing to Education Services – Talent Development Services. As a result, the prior period results related to the WileyNXT product offering have been included in Education Services – Talent Development Services. The Revenue, Adjusted Contribution to Profit, and Adjusted EBITDA for WileyNXT was $2.7 million, $(0.7) million, and $(0.7) million, respectively, for the year ended April 30, 2021. There were no changes to our total consolidated financial results.

Revenue:

Academic & Professional Learning revenue increased $5.0 million, or 1%, as compared with the prior year on a reported and constant currency basis. This increase was primarily driven by strong recovery in Professional Learning from prior year COVID-19 lockdown impacts primarily due to an increase in corporate training and, to a lesser extent, an increase in professional publishing compared with the prior year. This more than offset a 4% decline in Education Publishing due to lower US college enrollment and some easing of prior year COVID-19-related favorability for courseware and content and, to a lesser extent, test preparation.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 10% as compared with the prior year. This increase was due to lower operating expenses and, to a lesser extent, higher revenues. This was partially offset by higher print product costs.

Index

	Year Ended April 30,		% Change Favorable	Constant Currency % Change Favorable
EDUCATION SERVICES:	2022	2021	(Unfavorable)	(Unfavorable)
Revenue:
University Services(1)	$226,131	$227,700	(1)%	(1)%
Talent Development Services (2)(3)	98,631	56,591	74%	72%
Total Education Services Revenue	324,762	284,291	14%	14%

Cost of Sales	219,957	175,008	(26)%	(25)%
Operating Expenses	77,853	67,594	(15)%	(15)%
Amortization of Intangible Assets	23,663	21,201	(12)%	(11)%
Restructuring Charges (see Note 7)	8	531	98%	98%

Contribution to Profit (Loss)	3,281	19,957	(84)%	(84)%
Restructuring Charges (see Note 7)	8	531	98%	98%
Adjusted Contribution to Profit (Loss)	3,289	20,488	(84)%	(85)%
Depreciation and Amortization	34,157	29,654	(15)%	(15)%
Adjusted EBITDA	$37,446	$50,142	(25)%	(26)%
Adjusted EBITDA Margin	11.5%	17.6%

# Not meaningful

(1)	University Services was previously referred to as Education Services OPM.
(2)	Talent Development Services was previously referred to as mthree.
(3)
In May 2021, we moved the WileyNXT product offering from Academic & Professional Learning – Education Publishing to Education Services – Talent Development Services. As a result, the prior period results related to the WileyNXT product offering have been included in Education Services – Talent Development Services. The Revenue, Adjusted Contribution to Profit, and Adjusted EBITDA for WileyNXT was $2.7 million, $(0.7) million, and $(0.7) million, respectively, for the year ended April 30, 2021. There were no changes to our total consolidated financial results.

Revenue:

Education Services revenue increased $40.5 million, or 14%, as compared with the prior year on a reported and a constant currency basis. Excluding revenue from acquisitions, organic revenue increased 12% on a constant currency basis. This increase was primarily due to an increase in placements in Talent Development Services, partially offset by a decrease in student enrollments in University Services. For the year ended April 30, 2022, University Services experienced an 8% decrease in online enrollment. For the year ended April 30, 2022, we delivered approximately 112% growth in IT talent placements in Talent Development Services.

Adjusted EBITDA:
On a constant currency basis, Adjusted EBITDA decreased 26% as compared with the prior year. This was due to an increase in employee related costs due to increased investments to accelerate growth in Talent Development Services and, to a lesser extent, higher student acquisition costs in University Services and sales related costs, partially offset by higher revenue.
CORPORATE EXPENSES:
Corporate expenses for the year ended April 30, 2022 decreased $5.0 million, or 3%, as compared with the prior year. On a constant currency basis and excluding restructuring (credits) charges, these expenses increased 16% as compared with the prior year. This was primarily due to higher employee-related costs, marketing costs and, to a lesser extent, technology-related spending.

Index

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

Operating and Administrative Expenses:

Operating and administrative expenses for the year ended April 30, 2021 increased $25.3 million, or 3%, as compared with the prior year. On a constant currency basis, operating and administrative expenses increased 1% as compared with the prior year primarily reflecting the impact of the acquisitions of Hindawi and mthree, higher technology related costs and, to a lesser extent, higher annual incentive compensation. These factors were partially offset by lower facilities and occupancy-related costs due to the real estate actions taken as part of our Business Optimization Program as described below, employee benefit and retirement related expenses, and to a lesser extent, COVID-19-related expense savings and other business optimization gains.

Restructuring and Related Charges:

Business Optimization Program

For the years ended April 30, 2021 and 2020, we recorded pretax restructuring charges of $33.4 million and $32.8 million, respectively, related to this program.

In November 2020, in response to the COVID-19 pandemic and the Company’s successful transition to a virtual work environment, we increased use of virtual work arrangements for postpandemic operations. As a result, we expanded the scope of the Business Optimization Program to include the exit of certain leased office space beginning in the third quarter of fiscal 2021, and the reduction of our occupancy at other facilities. We are reducing our real estate square footage occupancy by approximately 12%. These actions resulted in a pretax restructuring charge of $18.3 million in the three months ended January 31, 2021.
In addition, we also incurred ongoing facility-related costs associated with certain properties that resulted in additional restructuring charges of $3.7 million in the year ended April 30, 2021.
We anticipated ongoing facility-related costs associated with certain properties to result in additional restructuring charges in future periods.
These charges are reflected in Restructuring and related (credits) charges in the Consolidated Statements of Income (Loss). See Note 7, “Restructuring and Related (Credits) Charges” for more details on these charges.

Index

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

Operating Income (Loss), Adjusted Operating Income (OI), and Adjusted EBITDA:

Operating income for the year ended April 30, 2021 was $185.5 million compared with the prior year operating loss of $54.3 million. The increase in operating income was primarily due to the prior year impairment of goodwill and intangibles assets of $202.3 million as described below and, to a lesser extent, an increase in revenue. This was partially offset by an increase in cost of sales and operating and administrative expenses and, to a lesser extent, an increase in amortization of intangible assets as described above.

Adjusted OI and Adjusted EBITDA on a constant currency basis and excluding restructuring charges and the impairment of goodwill and intangible assets increased 20% and 16% respectively, as compared with the prior year. The increase in Adjusted OI and Adjusted EBITDA was primarily due to revenue performance described above, partially offset by higher cost of sales and, to a lesser extent, an increase in operating and administrative expenses. In addition, the increase in Adjusted OI was partially offset by higher depreciation and amortization.

Adjusted OI

Below is a reconciliation of our consolidated US GAAP Operating Income (Loss) to Non-GAAP Adjusted OI:

	Year Ended April 30,
	2021	2020
US GAAP Operating Income (Loss)	$185,511	$(54,287)
Adjustments:
Restructuring and related charges	33,310	32,607
Impairment of goodwill	—	110,000
Impairment of Blackwell trade name	—	89,507
Impairment of developed technology intangible	—	2,841
Non-GAAP Adjusted OI	$218,821	$180,668

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

Provision for Income Taxes:

Below is a reconciliation of our US GAAP Income (Loss) Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Year Ended April 30,
	2021	2020
US GAAP Income (Loss) Before Taxes	$175,912	$(63,092)
Pretax Impact of Adjustments:
Restructuring and related charges	33,310	32,607
Foreign exchange (gains) losses on intercompany transactions	(1,457)	1,256
Amortization of acquired intangible assets	79,421	68,269
Impairment of goodwill	—	110,000
Impairment of Blackwell trade name	—	89,507
Impairment of developed technology intangible	—	2,841
Non-GAAP Adjusted Income Before Taxes	$287,186	$241,388

Index

Below is a reconciliation of our US GAAP Income Tax Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:
	Year Ended April 30,
	2021	2020
US GAAP Income Tax Provision	$27,656	$11,195
Income Tax Impact of Adjustments(1):
Restructuring and related charges	8,065	7,949
Foreign exchange (gains) losses on intercompany transactions	(363)	242
Amortization of acquired intangible assets	18,511	16,820
Impairment of Blackwell trade name	—	15,216
Impairment of developed technology intangible	—	686
Income Tax Adjustments:
Impact of increase in UK statutory rate on deferred tax balances(2)	(3,511)	—
Impact of US CARES Act(3)	13,998	—
Impact of change in certain US state tax rates in 2021 and tax rates in France in 2020(2)	(3,225)	1,887
Non-GAAP Adjusted Income Tax Provision	$61,131	$53,995

US GAAP Effective Tax Rate	15.7%	(17.7)%
Non-GAAP Adjusted Effective Tax Rate	21.3%	22.4%

(1)
For the year ended April 30, 2021, except for the $8.4 million current tax impact from the US CARES Act noted below, substantially all of the tax impact was from deferred taxes. For the year ended April 30, 2020, the tax impact was $1.5 million from current taxes and $22.6 million from deferred taxes.

(2)	These adjustments impacted deferred taxes in the years ended April 30, 2021 and 2020.
(3)	The tax impact was $8.4 million from current taxes and $5.6 million from deferred taxes in the year ended April 30, 2021.

The effective tax rate was 15.7% for the year ended April 30, 2021, compared to a tax expense rate of 17.7% on a pretax loss for the year ended April 30, 2020. Our rate for the year ended April 30, 2021 benefitted by $14.0 million from the CARES Act and certain regulations issued in late July 2020, which enabled us to carryback certain US net operating losses (NOLs), to fiscal 2015, a year with a higher US statutory rate, reducing our tax for the year ended April 30, 2020. We received a $20.7 million refund plus interest in February 2021. This benefit was partially offset by (a) $3.5 million from an increase in the official UK statutory rate during our three months ended July 31, 2020 resulting in an increase in our UK deferred tax liabilities and (b) $3.2 million from a noncash deferred state tax expense due to increasing our deferred tax liabilities in connection with our expanded presence in additional states resulting from COVID-19. As a result of COVID-19, we adjusted our policies to permit employees to work from home, resulting in an increased presence in many locations.

The 17.7% tax expense rate on a pretax loss for the year ended April 30, 2020 was primarily due to the $110.0 million non-deductible impairment of goodwill. Excluding the benefit from the CARES Act and expense from the UK rate change, the change in our state tax expense from our expanded presence and a lower tax benefit from our restructuring charges, foreign exchange gains and the amortization of acquired intangible assets, the Non-GAAP Adjusted Effective Tax Rate for the year ended April 30, 2021 was 21.3%. The Non-GAAP Adjusted Effective Tax Rate for the year ended April 30, 2020, excluding the impact of the $110.0 million impairment of goodwill and other items included in the table above was 22.4%. The decrease in the Non-GAAP Adjusted Effective Tax Rate before these items was due to a more favorable mix of earnings for the year ended April 30, 2021.

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

Below is a reconciliation of our US GAAP Earnings (Loss) Per Share to Non-GAAP Adjusted EPS. The amount of the pretax and the related income tax impact for the adjustments included in the table below are presented in the section above, “Provision for Income Taxes.”
	Year Ended April 30,
	2021	2020
US GAAP EARNINGS (LOSS) PER SHARE	$2.63	$(1.32)
Adjustments:
Restructuring and related charges	0.44	0.43
Foreign exchange (gains) losses on intercompany transactions	(0.02)	0.02
Amortization of acquired intangible assets	1.08	0.90
Income tax adjustments	(0.13)	(0.03)
Impairment of goodwill	—	1.94
Impairment of Blackwell trade name	—	1.31
Impairment of developed technology intangible	—	0.04
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation(1)	—	0.01
Non-GAAP Adjusted EPS	$4.00	$3.30

(1)
Represents the impact of using diluted weighted-average number of common shares outstanding (56.7 million shares for the year ended April 30, 2020) included in the Non-GAAP Adjusted EPS calculation in order to apply the dilutive impact on adjusted net income due to the effect of unvested restricted stock units and other stock awards. This impact occurs when a US GAAP net loss is reported and the effect of using dilutive shares is antidilutive.

On a constant currency basis, Adjusted EPS increased 25% primarily due to an increase in Adjusted CTP and, to a lesser extent, a lower Non-GAAP Adjusted Effective Tax Rate and a decrease in interest expense. These factors were partially offset by foreign exchange transaction losses for the year ended April 30, 2021 as compared with gains for the year ended April 30, 2020.

Index

SEGMENT OPERATING RESULTS:
	Year Ended April 30,		% Change Favorable	Constant Currency % Change Favorable
RESEARCH PUBLISHING & PLATFORMS:	2021	2020	(Unfavorable)	(Unfavorable)
Revenue:
Research Publishing	$972,512	$908,952	7%	5%
Research Platforms	42,837	39,887	7%	7%
Total Research Publishing & Platforms Revenue	1,015,349	948,839	7%	5%

Cost of Sales	275,377	255,696	(8)%	(5)%
Operating Expenses	429,916	398,514	(8)%	(6)%
Amortization of Intangible Assets	37,033	29,276	(26)%	(24)%
Impairment of Intangible Assets (see Note 11)	—	92,348	100%	100%
Restructuring (Credits) Charges (see Note 7)	(36)	3,886	#	#

Contribution to Profit	273,059	169,119	61%	60%
Impairment of Intangible Assets (see Note 11)	—	92,348	100%	100%
Restructuring (Credits) Charges (see Note 7)	(36)	3,886	#	#
Adjusted Contribution to Profit	273,023	265,353	3%	2%
Depreciation and Amortization	83,866	69,495	(21)%	(20)%
Adjusted EBITDA	$356,889	$334,848	7%	6%
Adjusted EBITDA Margin	35.1%	35.3%

# Not meaningful

Revenue:

Research Publishing & Platforms revenue for the year ended April 30, 2021 increased $66.5 million, or 7%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 5% as compared with the prior year. Excluding revenue from acquisitions, organic revenue increased 3% on a constant currency basis. This increase was primarily due to continued growth in Open Access in Research Publishing due to continued growth in transformational “read and publish” agreements. In fiscal year 2021, we experienced a 15% increase in article output, which resulted in a 38% increase in Open Access revenue as compared to prior year. This was partially offset by a decline in subscriptions revenue partially attributable to those “read and publish” agreements and, to a lesser extent, previously anticipated libraries and academic budget challenges as a result of COVID-19.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 6% as compared with the prior year. This increase was primarily due to higher revenue, and COVID-19-related expense savings. These factors were partially offset by higher royalty costs, higher annual incentive compensation and employee related costs, and to a lesser extent, the impact of the acquisition of Hindawi.

Index

	Year Ended April 30,		% Change Favorable	Constant Currency % Change Favorable
ACADEMIC & PROFESSIONAL LEARNING:	2021	2020	(Unfavorable)	(Unfavorable)
Revenue:
Education Publishing(1)	$361,194	$351,514	3%	2%
Professional Learning	280,667	298,601	(6)%	(8)%
Total Academic & Professional Learning	641,861	650,115	(1)%	(3)%

Cost of Sales	174,950	178,721	2%	4%
Operating Expenses	358,097	369,230	3%	4%
Amortization of Intangible Assets	16,451	16,649	1%	3%
Restructuring Charges (see Note 7)	3,503	10,470	67%	67%

Contribution to Profit	88,860	75,045	18%	16%
Restructuring Charges (see Note 7)	3,503	10,470	67%	67%
Adjusted Contribution to Profit	92,363	85,515	8%	6%
Depreciation and Amortization	71,997	69,807	(3)%	(2)%
Adjusted EBITDA	$164,360	$155,322	6%	4%
Adjusted EBITDA Margin	25.6%	23.9%

# Not meaningful

(1)
In May 2021, we moved the WileyNXT product offering from Academic & Professional Learning – Education Publishing to Education Services – Talent Development Services. As a result, the prior period results related to the WileyNXT product offering have been included in Education Services – Talent Development Services. The Revenue, Adjusted Contribution to Profit, and Adjusted EBITDA for WileyNXT was $2.7 million, $(0.7) million, and $(0.7) million, respectively, for the year ended April 30, 2021, and $0.7 million, $(0.9) million, and $(0.9) million, respectively, for the year ended April 30, 2020. There were no changes to our total consolidated financial results.

Revenue:

Academic & Professional Learning revenue decreased $8.3 million, or 1%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 3% as compared with the prior year. This decrease was primarily due to the COVID-19 impact on Professional Learning revenue due to the continued adverse impact on classroom dependent corporate training due to the continued office closures and cancellations of in-person engagements, and the decline in trade print book publishing, partially offset by growth in digital content. In Education Publishing, growth in digital content and courseware offerings, which continued to benefit due to the COVID-19 driven shift to remote learning, were partially offset by declines in print textbooks and test preparation product offerings. In fiscal year 2021, digital content revenue increased 21% and digital courseware activations increased 23% as compared to prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 4% as compared with the prior year. This increase reflects business optimization gains and COVID-19-related expense savings, partially offset by lower revenues and, to a lesser extent, higher annual incentive compensation.

Index

	Year Ended April 30,		% Change Favorable	Constant Currency % Change Favorable
EDUCATION SERVICES:	2021	2020	(Unfavorable)	(Unfavorable)
Revenue:
University Services(1)	$227,700	$210,882	8%	8%
Talent Development Services(2)(3)	56,591	21,647	#	#
Total Education Services Revenue	284,291	232,529	22%	21%

Cost of Sales	175,008	156,607	(12)%	(11)%
Operating Expenses	67,594	64,124	(5)%	(5)%
Amortization of Intangible Assets	21,201	16,511	(28)%	(28)%
Impairment of Goodwill (see Note 11)	—	110,000	100%	100%
Restructuring Charges (see Note 7)	531	3,671	86%	86%

Contribution to Profit (Loss)	19,957	(118,384)	#	#
Impairment of Goodwill (see Note 11)	—	110,000	100%	100%
Restructuring Charges (see Note 7)	531	3,671	86%	86%
Adjusted Contribution to Profit (Loss)	20,488	(4,713)	#	#
Depreciation and Amortization	29,654	24,131	(23)%	(22)%
Adjusted EBITDA	$50,142	$19,418	#	#
Adjusted EBITDA Margins	17.6%	8.4%

# Not meaningful

(1)	University Services was previously referred to as Education Services OPM.
(2)	Talent Development Services was previously referred to as mthree.
(3)
In May 2021, we moved the WileyNXT product offering from Academic & Professional Learning – Education Publishing to Education Services – Talent Development Services. As a result, the prior period results related to the WileyNXT product offering have been included in Education Services – Talent Development Services. The Revenue, Adjusted Contribution to Profit, and Adjusted EBITDA for WileyNXT was $2.7 million, $(0.7) million, and $(0.7) million, respectively, for the year ended April 30, 2021, and $0.7 million, $(0.9) million, and $(0.9) million, respectively, for the year ended April 30, 2020. There were no changes to our total consolidated financial results.

Revenue:

Education Services revenue increased $51.8 million, or 22%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 21% as compared with the prior year. Excluding revenue from our mthree acquisition, organic revenue increased 7% on a constant currency basis, mainly driven by an increase in enrollments and new student starts and, to a lesser extent, new university partnerships and programs in our OPM services. In fiscal year 2021, we experienced a 14% increase in online enrollment and a 20% increase in new student starts as compared to prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased $30.7 million as compared with the prior year. This was due to higher revenue, lower marketing costs, and business optimization initiatives, including lower occupancy-related costs due to certain actions taken as part of our Business Optimization Program. These factors were partially offset by the impact from the acquisition of mthree.
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

Index

FISCAL YEAR 2023 OUTLOOK

•	Revenue: The Company anticipates mid-single digit revenue growth at constant currency driven by Research and Education Services.
•
Earnings: Wiley expects gains from revenue growth to be offset by wage inflation and  growth investments in Research and Corporate Talent Development. Adjusted EPS performance is expected to be adversely impacted by 35-cents of non-operational items such as higher interest expense, higher tax expense, and  lower pension income. Wiley’s adjusted effective tax rate is expected to be 22-23% in fiscal year 2023, up from 20% in fiscal year 2022. This is primarily due to an anticipated less favorable mix of earnings by country and an increase in the UK statutory rate.  Fiscal year 2022 also benefitted from certain non-recurring tax benefits.

•
Free Cash Flow: Wiley expects positive cash earnings and lower incentive payouts for fiscal year 2022 performance compared to prior year to be offset by higher cash taxes, interest and capital expenditures (Fiscal year 2023 Outlook of $115 to $125 million compared to $116 million in fiscal year 2022).

•
Foreign Exchange Impact: With Wiley generating 47% of its revenue from outside the US, the Company’s reported results are adversely impacted by a strengthening US dollar, particularly in relation to the euro and the British pound. Given volatility in exchange rates, there is now a material foreign currency impact to our fiscal year 2023 outlook relative to our outlook at constant currency.

(amounts in millions, except Adjusted EPS)
Metric	Fiscal Year 2022 Actual (1)	Fiscal Year 2023 Outlook (1) At constant currency	FX Impact (2)	Fiscal Year 2023 Outlook (3) At spot rates
Revenue	$2,083	$2,175 to $2,215	$(75)	$2,100 to $2,140
Adjusted EBITDA	$433	$425 to $450	$(25)	$400 to $425
Adjusted EPS	$4.16	$3.70 to $4.05	$(0.30)	$3.40 to $3.75
Free Cash Flow	$223	$210 to $235	$(25)	$185 to $210

(1)	Based on fiscal year 2022 average rates of 1.15 euro and 1.36 British pound.
(2)	Variance between fiscal year 2022 average rates and spot rates as of June 10, 2022: 1.06 euro and 1.24 British pound.
(3)	Fiscal year 2023 outlook at spot rates as of June 10, 2022.

LIQUIDITY AND CAPITAL RESOURCES:

Principal Sources of Liquidity

We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing, and financing needs in the foreseeable future. There can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable in the future. We do not have any off-balance-sheet debt. We will continue to pursue attractive opportunities to add scale and provide enhanced technology-enabled services in research and online education.

As of April 30, 2022, we had cash and cash equivalents of $100.4 million, of which approximately $93.2 million, or 93%, was located outside the US. Maintenance of these cash and cash equivalent balances outside the US does not have a material impact on the liquidity or capital resources of our operations. Notwithstanding the Tax Cuts and Jobs Act of 2017 (the Tax Act), which generally eliminated federal income tax on future cash repatriation to the US, cash repatriation may be subject to state and local taxes or withholding or similar taxes. In addition, as a result of Brexit, certain tax benefits applicable to distributions from subsidiaries of our UK companies were eliminated or reduced effective January 1, 2021. Since April 30, 2018, we no longer intend to permanently reinvest earnings outside the US. We have a $2.7 million liability related to the estimated taxes that would be incurred upon repatriating certain non-US earnings.

Index

On May 30, 2019, we entered into a credit agreement that amended and restated our existing revolving credit agreement, which was then amended on December 22, 2021 (collectively, the Amended and Restated RCA). See Note 14, “Debt and Available Credit Facilities” for more details on the amendment. The Amended and Restated RCA provides for senior unsecured credit facilities comprised of a (i) five-year revolving credit facility in an aggregate principal amount up to $1.25 billion, and (ii) a five-year term loan A facility consisting of $250 million. The agreement contains customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio.
As of April 30, 2022, we had approximately $787.0 million of debt outstanding, net of unamortized issuance costs of $0.3 million, and approximately $0.7 billion of unused borrowing capacity under our Amended and Restated RCA and other facilities. Our Amended and Restated RCA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of April 30, 2022.
Contractual Obligations and Commercial Commitments

A summary of contractual obligations and commercial commitments, excluding unrecognized tax benefits further described in Note 13, “Income Taxes,” of the Notes to Consolidated Financial Statements, as of April 30, 2022 is as follows:

		Payments Due by Period
	Total	Within Year 1	2–3 Years	4–5 Years	After 5 Years
Total debt(1)	$787.4	$18.8	$768.6	$—	$—
Interest on debt(2)	28.4	15.3	13.1	—	—
Non-cancellable leases	197.0	28.1	51.0	40.4	77.5
Minimum royalty obligations	444.1	108.6	163.3	102.1	70.1
Other operating commitments	68.0	41.4	26.4	0.2	—
Total	$1,524.9	$212.2	$1,022.4	$142.7	$147.6

(1)	Total debt is exclusive of unamortized issuance costs of $0.3 million.
(2)
Interest on Debt includes the effect of our interest rate swap agreements and the estimated future interest payments on our unhedged variable rate debt, assuming that the interest rates as of April 30, 2022 remain constant until the maturity of the debt.

Analysis of Historical Cash Flow

The following table shows the changes in our Consolidated Statements of Cash Flows:

	Years Ended April 30,
	2022	2021	2020
Net cash provided by operating activities	$339,100	$359,923	$288,435
Net cash used in investing activities	(194,024)	(433,154)	(346,670)
Net cash (used in) provided by financing activities	(131,638)	(47,086)	172,677
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	$(7,070)	$11,629	$(4,943)

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

Free Cash Flow Less Product Development Spending:
	Years Ended April 30,
	2022	2021	2020
Net cash provided by operating activities	$339,100	$359,923	$288,435
Less: Additions to technology, property and equipment	(88,843)	(77,407)	(88,593)
Less: Product development spending	(27,015)	(25,954)	(26,608)
Free cash flow less product development spending	$223,242	$256,562	$173,234

Index

Net Cash Provided By Operating Activities

2022 compared to 2021

The following is a summary of the $20.8 million change in Net cash provided by operating activities for the year ended April 30, 2022 as compared with the year ended April 30, 2021 (amounts in millions).

Net cash provided by operating activities – Year ended April 30, 2021	$359.9
Net income adjusted for items to reconcile net income to net cash provided by operating activities, which would include such noncash items as depreciation and amortization and the change in deferred taxes	(16.3)
Working capital changes:
Accounts payable and accrued royalties	47.5
Accounts receivable, net and contract liabilities	(23.3)
Changes in other assets and liabilities	(28.7)
Net cash provided by operating activities – Year ended April 30, 2022	$339.1

The favorable change in accounts payable and accrued royalties was due to the timing of payments.

The unfavorable change in accounts receivable, net and contract liabilities was primarily the result of sales growth, as well as the timing of billings and collections with customers.

The unfavorable changes in other assets and liabilities noted in the table above was primarily due to an increase in employee-related costs, including payments due to higher annual incentive compensation payments in fiscal year 2022, partially offset by a favorable change in income taxes, and a decrease in restructuring payments.

Our negative working capital (current assets less current liabilities) was $418.6 million and $462.7 million as of April 30, 2022 and April 30, 2021, respectively. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions for which cash has been collected in advance. The contract liabilities will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of April 30, 2022 and as of April 30, 2021 include contract liabilities of $538.1 million and $545.4 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Cash collected in advance for subscriptions is used by us for a number of purposes, including funding operations, capital expenditures, acquisitions, debt repayments, dividend payments, and share repurchases.

2021 compared to 2020

The following is a summary of the $71.5 million change in Net cash provided by operating activities for the year ended April 30, 2021 as compared with the year ended April 30, 2020 (amounts in millions).
Net cash provided by operating activities – Year ended April 30, 2020	$288.4
Higher net income adjusted for items to reconcile net income to net cash provided by operating activities, which would include such noncash items as depreciation and amortization, impairment of goodwill and intangible assets in 2020, and the change in deferred taxes	88.9
Working capital changes:
Accounts payable and accrued royalties	(45.7)
Other accrued liabilities	49.4
Inventories	10.6
Accounts receivable, net and contract liabilities	10.0
Changes in other assets and liabilities	(41.7)
Net cash provided by operating activities –Year ended April 30, 2021	$359.9

The changes in accounts payable and accrued royalties and accounts receivable, net of contract liabilities, were primarily due to timing. Change in inventories was primarily due to lower purchases and the lower cost of inventory. The change in other accrued liabilities noted in the table above was primarily due to an increase in annual incentive compensation and, to a lesser extent, an increase in employee-related costs, including the deferral of employer tax withholding payments in connection with the CARES Act in the year ended April 30, 2021.

Index

The change in other assets and liabilities noted in the table above was primarily due to an increase in cash used for prepayments, employee benefit and retirement-related costs, including retirement plan contributions, certain tax-related payments, and restructuring payments in the year ended April 30, 2021.

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

Cash collected in advance for subscriptions is used by us for a number of purposes, including funding operations, capital expenditures, acquisitions, debt repayments, dividend payments, and share repurchases. Due to the adverse impact of COVID-19 on the global economy during this period, we estimated that approximately $30 million of customer payments were delayed into fiscal year 2021. Our accounts receivable collections were in line with our expectations. Although, in certain situations, the timing of collections may be extended, we did not experience any material issues with customer collections. Many of our customers had been adversely impacted by COVID-19, and we expected some continued delays in payments due to widespread disruption and pervasive cash conservation behaviors in the face of uncertainty. We recorded provisions for bad debt where appropriate.

Net Cash Used In Investing Activities

2022 Compared to 2021

Net cash used in investing activities in the year ended April 30, 2022 was $194.0 million compared to $433.2 million in the prior year. The decrease in cash used in investing activities was due to a decrease of $224.2 million in cash used to acquire businesses. See Note 4, “Acquisitions” for more information related to the acquisitions that occurred in the years ended April 30, 2022 and 2021. Additionally, cash outflows for the acquisitions of publication rights and other activities decreased $24.0 million.  This was partially offset by an increase of $11.4 million for additions of technology, property, and equipment.

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

Net Cash Used In Financing Activities

2022 Compared to 2021

Net cash used in financing activities was $131.6 million in the year ended April 30, 2022 compared to net cash used of $47.1 million in the year ended April 30, 2021. This change was primarily due to net debt repayments of $11.0 million in the year ended April 30, 2022 compared with net debt borrowings of $30.7 million in the year ended April 30, 2021 and, to a lesser extent, a $24.7 million change from book overdrafts, and a $14.2 million increase in cash used for purchases of treasury shares.

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

Dividends and Share Repurchases

In the year ended April 30, 2022, we increased our quarterly dividend to shareholders to $1.38 per share annualized versus $1.37 per share annualized in the prior year.

Index

In the year ended April 30, 2021, we increased our quarterly dividend to shareholders to $1.37 per share annualized versus $1.36 per share annualized in the prior year.

During the year ended April 30, 2020, our Board of Directors approved an additional share repurchase program of $200 million of Class A or B Common Stock. As of April 30, 2022, we had authorization from our Board of Directors to purchase up to $197.5 million that was remaining under this program. During the year ended April 30, 2022, we purchased $2.5 million under this program.  No share repurchases were made under this program during the years ended April 30, 2021 and 2020.

The share repurchase program described above is in addition to the share repurchase program approved by our Board of Directors during the year ended April 30, 2017 of four million shares of Class A or B Common Stock. As of April 30, 2022, no additional shares were remaining under this program for purchase.

The following table summarizes the shares repurchased of Class A and B Common Stock (shares in thousands):

	Years Ended April 30,
	2022	2021	2020
Shares repurchased – Class A	542	308	1,080
Shares repurchased – Class B	2	2	2
Average Price – Class A and Class B	$55.14	$50.93	$43.05

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS, ACCOUNTING GUIDANCE, AND DISCLOSURE REQUIREMENTS

We are subject to numerous recently issued statements of financial accounting standards, accounting guidance, and disclosure requirements. The information set forth in Part II, Item 8, “Financial Statements and Supplementary Data” in Note 2, “Summary of Significant Accounting Policies, Recently Issued and Recently Adopted Accounting Standards,” of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K is incorporated by reference and describes these new accounting standards.

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

Revenue Recognition:

In Part II, Item 8, “Financial Statements and Supplementary Data,” see Note 3, “Revenue Recognition, Contracts with Customers,” of the Notes to Consolidated Financial Statements for details of our revenue recognition policy.

Sales Return Reserves:

In Part II, Item 8, “Financial Statements and Supplementary Data,” see Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards” in the section “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for details of our sales return reserves.

A one percent change in the estimated sales return rate could affect net income by approximately $1.7 million. A change in the pattern or trends in returns could also affect the estimated allowance.

Index

Allocation of Acquisition Purchase Price to Assets Acquired and Liabilities Assumed:

In connection with acquisitions, we allocate the cost of the acquisition to the assets acquired and the liabilities assumed based on the estimates of fair value for such items, including intangible assets. The excess of the purchase consideration over the fair value of assets acquired and liabilities assumed is recorded as goodwill. The determination of the acquisition date fair value of the assets acquired, and liabilities assumed, requires us to make significant estimates and assumptions, such as, if applicable, forecasted revenue growth rates and operating cash flows, royalty rates, customer attrition rates, obsolescence rates of developed technology, and discount rates. We may use a third-party valuation consultant to assist in the determination of such estimates.

In Part II, Item 8, “Financial Statements and Supplementary Data,” see Note 4, “Acquisitions,” of the Notes to Consolidated Financial Statements for details of our acquisitions.

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

Fiscal Year 2022 and 2021 Annual Goodwill Impairment Test

As of February 1, 2022 and 2021, we completed our annual goodwill impairment test for our reporting units. We concluded that the fair values of our reporting units were above their carrying values and, therefore, there was no indication of impairment.

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

The key estimates and assumptions that are used to determine fair value under this market approach include current and forward 12-month revenue and EBITDA results, as applicable, and the selection of the relevant multiples to be applied. Under the Guideline Public Company Method, a control premium, or an amount that a buyer is usually willing to pay over the current market price of a publicly traded company is considered, and applied to the calculated equity values to adjust the public trading value upward for a 100% ownership interest, where applicable.

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

Fiscal Year 2020 Annual Goodwill Impairment Test

As of February 1, 2020, we completed our annual goodwill impairment test for our reporting units. We concluded that the fair values of our Research Publishing & Platforms and Academic & Professional Learning reporting units were above their carrying values and, therefore, there was no indication of impairment.

Index

During our annual goodwill impairment test initiated on February 1, 2020, we identified indicators that the goodwill of the Education Services business was impaired due to underperformance, as compared with our acquisition case projections for revenue growth and operating cash flow. Subsequently, during the fourth quarter of fiscal year 2020, we determined that our updated revenue and operating cash flow projections would be further impacted by anticipated near-term headwinds due to COVID-19, including adverse impacts on new student starts and student reenrollment. Therefore, we updated the impairment test as of March 31, 2020 to reflect this change in circumstances. As a result, we concluded that the carrying value was above the fair value, resulting in a noncash goodwill impairment of $110.0 million. This charge is reflected in Impairment of goodwill and intangible assets in the Consolidated Statements of Income (Loss).

The material assumptions underlying the estimate of the fair value of the Education Services reporting unit included the following:
•
Future cash flow assumptions – the projections for future cash flows utilized in the model were derived from historical experience and assumptions regarding future growth and profitability of the reporting unit. These projections are consistent with our operating budget and strategic plan. We applied a compounded annual growth rate of approximately 6.8% for forecasted sales in our projected cash flows through fiscal year 2028. Beyond the forecasted period, a terminal value was determined using a perpetuity growth rate of 3.0% to reflect our estimate of stable and perpetual growth.

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

•
Valuation Multiples – for the Guideline Public Company Method, we applied relevant current and forward 12-month revenue multiples based on an evaluation of multiples of publicly-traded companies with similarities to the Education Services reporting unit. The multiples applied ranged from 1.3 to 1.4x revenue.

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
Prior to performing the goodwill impairment test for Education Services, we also evaluated the recoverability of long-lived assets of the reporting unit. The carrying value of the long-lived assets that were tested for impairment was $434.0 million. When indicators of impairment are present, we test definite lived and long-lived assets for recoverability by comparing the carrying value of an asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. We considered the lower-than-expected revenue and operating cash flows over a sustained period of time and downward revisions to our cash flow forecasts for this reporting unit to be indicators of impairment for their long-lived assets. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset group of the Education Services reporting unit exceeded the carrying value. Therefore, there was no impairment.

Fiscal Year 2022 and 2021 Annual Indefinite-lived Intangible Impairment Test

We also review our indefinite-lived intangible assets for impairment annually, which consists of brands and trademarks and certain acquired publishing rights. As of February 1, 2022 and 2021, we completed our annual impairment test related to the indefinite-lived intangible assets. We concluded that the fair values of these indefinite-lived intangible assets were above their carrying values and, therefore, there was no indication of impairment.

We estimate the fair value of these assets using a relief from royalty method under an income approach. The key assumptions for this method are revenue projections, a royalty rate as determined by management in consultation with valuation experts, and a discount rate.

Index

Fiscal Year 2020 Annual Indefinite-lived Intangible Impairment Test

We recorded a pretax noncash impairment charge of $89.5 million for our Blackwell trademark, which was acquired in 2007 and carried as an indefinite-lived intangible asset primarily related to our Research Publishing & Platforms segment. The impairment reflected our decision to simplify Wiley’s brand portfolio and unify our research journal content under one Wiley brand, which sharply limited the use of the Blackwell trade name. This impairment resulted in writing off substantially all of the carrying value of the intangible trademark asset. This charge is reflected in Impairment of goodwill and intangible assets in the Consolidated Statements of Income (Loss). The resulting noncash impairment charge is entirely unrelated to COVID-19 or the expected future financial performance of the Research Publishing & Platforms segment.

See Note 11, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements for details of our goodwill and indefinite-lived intangible balances, and the review performed in the year ended April 30, 2022 and other related information.

Intangible Assets with Definite Lives and Other Long-Lived Assets:

See Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards,” in the section “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for details of definite lived intangible assets and other long-lived assets.

Retirement Plans:

We provide defined benefit pension plans for certain employees worldwide. Our Board of Directors approved amendments to the US, Canada, and UK defined benefit plans that froze the future accumulation of benefits effective June 30, 2013, December 31, 2015, and April 30, 2015, respectively. Under the amendments, no new employees will be permitted to enter these plans and no additional benefits for current participants for future services will be accrued after the effective dates of the amendments.

The accounting for benefit plans is highly dependent on assumptions concerning the outcome of future events and circumstances, including discount rates, long-term return rates on pension plan assets, healthcare cost trends, compensation increases, and other factors. In determining such assumptions, we consult with outside actuaries and other advisors.

The discount rates for the US, Canada, and UK pension plans are based on the derivation of a single-equivalent discount rate using a standard spot rate curve and the timing of expected benefit payments as of the balance sheet date. The spot rate curves are based upon portfolios of corporate bonds rated at Aa or above by a respected rating agency. The discount rate for Germany is based on the expected benefit payments for the sample mixed population plan. The expected long-term rates of return on pension plan assets are estimated using forecasted returns for equities and bonds applied to each plan’s target asset allocation. The expected long-term rates are then compared to the historic investment performance of the plan assets and established by asset class, including an anticipated inflation rate. The expected long-term rates are then compared to the historic investment performance of the plan assets as well as future expectations, and estimated through consultation with investment advisors and actuaries. Salary growth and healthcare cost trend assumptions are based on our historical experience and future outlook. While we believe that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense and liabilities related to our defined benefit pension plans. A hypothetical one percent increase in the discount rate would increase net income and decrease the accrued pension liability by approximately $0.9 million and $111.0 million, respectively. A one percent decrease in the discount rate would increase net income and increase the accrued pension liability by approximately $0.4 million and $133.8 million, respectively. A one percent change in the expected long-term rate of return would affect net income by approximately $5.9 million.

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

On an annual basis, a hypothetical 1% change in interest rates for the $287.0 million of unhedged variable rate debt as of April 30, 2022 would affect net income and cash flow by approximately $2.3 million.

Foreign Exchange Rates:

Fluctuations in the currencies of countries where we operate outside the US may have a significant impact on financial results. We are primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain currencies in Asia. The statements of financial position of non-US business units are translated into US dollars using period-end exchange rates for assets and liabilities and the Statements of Income are translated into US dollars using weighted-average exchange rates for revenues and expenses. The percentage of consolidated revenue for the year ended April 30, 2022 recognized in the following currencies (on an equivalent US dollar basis) were approximately: 56% US dollar, 25% British pound sterling, 10% euro, and 9% other currencies.

Our significant investments in non-US businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Total Accumulated Other Comprehensive Loss, Net of Tax within Shareholders’ Equity under the caption Foreign currency translation adjustment. During the year ended April 30, 2022, we recorded foreign currency translation losses in Total accumulated other comprehensive loss, net of tax of approximately $71.6 million primarily as a result of the fluctuations of the US dollar relative to the British pound sterling and, to a lesser extent, the euro. During the year ended April 30, 2021, we recorded foreign currency translation gains in Total accumulated other comprehensive loss, net of tax of approximately $82.8 million primarily as a result of the fluctuations of the US dollar relative to the British pound sterling and, to a lesser extent, the euro. During the year ended April 30, 2020, we recorded foreign currency translation losses in Accumulated other comprehensive loss, net of tax of approximately $28.6 million, primarily as a result of the fluctuations of the US dollar relative to the British pound sterling and, to a lesser extent, the euro.

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

Customer Credit Risk:

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to us between the months of December and April. Although at fiscal yearend we had minimal credit risk exposure to these agents, future calendar year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 15% of total annual consolidated revenue, and no one agent accounts for more than 10% of total annual consolidated revenue.

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no book customer accounts for more than 8% of total consolidated revenue and 10% of accounts receivable at April 30, 2022, the top 10 book customers account for approximately 12% of total consolidated revenue and approximately 18% of accounts receivable at April 30, 2022.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of April 30, 2022.

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during fiscal year 2022.

The effectiveness of our internal control over financial reporting as of April 30, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

June 24, 2022

Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
John Wiley & Sons, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. and subsidiaries (the Company) as of April 30, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended April 30, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the sufficiency of audit evidence over certain subscriber and publishing revenue

As discussed in Note 3 to the consolidated financial statements, the Company generated revenue of $1,057.0 million from Research Publishing Products, including Journal Subscriptions, $350.0 million from Education Publishing Products, including Education (print and digital) Publishing, and $296.8 million from Professional Learning Products, including Professional Publishing, for the year ended April 30, 2022. The Company’s uses multiple information technology (IT) systems to record revenue.

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
June 24, 2022

Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
John Wiley & Sons, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited John Wiley & Sons, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of April 30, 2022 and 2021, and the related consolidated statements of income (loss), comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended April 30, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated June 24, 2022 expressed an unqualified opinion on those consolidated financial statements.

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
June 24, 2022

Index

John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
In thousands

	April 30,
	2022	2021
Assets:
Current assets
Cash and cash equivalents	$100,397	$93,795
Accounts receivable, net	331,960	311,571
Inventories, net	36,585	42,538
Prepaid expenses and other current assets	81,924	78,393
Total current assets	550,866	526,297

Technology, property, and equipment, net	271,572	282,270
Intangible assets, net	931,429	1,015,302
Goodwill	1,302,142	1,304,340
Operating lease right-of-use assets	111,719	121,430
Other non-current assets	193,967	196,800
Total assets	$3,361,695	$3,446,439

Liabilities and shareholders’ equity:
Current liabilities
Accounts payable	$77,438	$95,791
Accrued royalties	101,596	78,582
Short-term portion of long-term debt	18,750	12,500
Contract liabilities	538,126	545,425
Accrued employment costs	117,121	144,744
Short-term portion of operating lease liabilities	20,576	22,440
Other accrued liabilities	95,812	89,490
Total current liabilities	969,419	988,972

Long-term debt	768,277	809,088
Accrued pension liability	78,622	146,247
Deferred income tax liabilities	180,065	172,903
Operating lease liabilities	132,541	145,832
Other long-term liabilities	90,502	92,106
Total liabilities	2,219,426	2,355,148

Shareholders’ equity
Preferred stock, $1 par value: Authorized – 2 million, Issued – 0	—	—
Class A common stock, $1 par value: Authorized – 180 million, Issued – 70,226 and 70,208 as of April 30, 2022 and 2021, respectively	70,226	70,208
Class B common stock, $1 par value: Authorized – 72 million, Issued – 12,956 and 12,974 as of April 30, 2022 and 2021, respectively	12,956	12,974
Additional paid-in capital	459,297	444,358
Retained earnings	1,921,160	1,850,058
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(329,566)	(257,941)
Unamortized retirement costs, net of tax	(182,226)	(228,146)
Unrealized gain (loss) on interest rate swaps, net of tax	3,646	(4,703)
Total accumulated other comprehensive loss, net of tax	(508,146)	(490,790)
Less: treasury shares at cost (Class A – 23,515 and 23,419 as of April 30, 2022 and 2021, respectively, Class B – 3,924 and 3,922 as of April 30, 2022 and 2021, respectively)	(813,224)	(795,517)
Total shareholders’ equity	1,142,269	1,091,291
Total liabilities and shareholders’ equity	$3,361,695	$3,446,439

See accompanying Notes to Consolidated Financial Statements.

Index

John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Dollars in thousands, except per share information

	For the Years Ended April 30,
	2022	2021	2020
Revenue, net	$2,082,928	$1,941,501	$1,831,483

Costs and expenses
Cost of sales	700,658	625,335	591,024
Operating and administrative expenses	1,079,585	1,022,660	997,355
Impairment of goodwill and intangible assets	—	—	202,348
Restructuring and related (credits) charges	(1,427)	33,310	32,607
Amortization of intangible assets	84,836	74,685	62,436
Total costs and expenses	1,863,652	1,755,990	1,885,770

Operating income (loss)	219,276	185,511	(54,287)

Interest expense	(19,802)	(18,383)	(24,959)
Foreign exchange transaction (losses) gains	(3,192)	(7,977)	2,773
Gain on sale of certain assets	3,694	—	—
Other income, net	9,685	16,761	13,381

Income (loss) before taxes	209,661	175,912	(63,092)
Provision for income taxes	61,352	27,656	11,195

Net income (loss)	$148,309	$148,256	$(74,287)

Earnings (loss) per share:
Basic	$2.66	$2.65	$(1.32)
Diluted	$2.62	$2.63	$(1.32)

Weighted average number of common shares outstanding:
Basic	55,759	55,930	56,209
Diluted	56,598	56,461	56,209
See accompanying Notes to Consolidated Financial Statements.

Index

John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands

	For the Years Ended April 30,
	2022	2021	2020
Net income (loss)	$148,309	$148,256	$(74,287)

Other comprehensive income (loss):
Foreign currency translation adjustment	(71,625)	82,762	(28,596)
Unamortized retirement costs, net of tax (expense) benefit of $(13,440), $(2,103), and $10,137, respectively	45,920	(226)	(31,863)
Unrealized gain (loss) on interest rate swaps, net of tax (expense) benefit of $(2,787), $(657), and $2,114, respectively	8,349	2,171	(6,300)
Total other comprehensive income (loss)	(17,356)	84,707	(66,759)

Comprehensive income (loss)	$130,953	$232,963	$(141,046)

See accompanying Notes to Consolidated Financial Statements.

Index

John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	For the Years Ended April 30,
	2022	2021	2020
Operating activities
Net income (loss)	$148,309	$148,256	$(74,287)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill and intangible assets	—	—	202,348
Amortization of intangible assets	84,836	74,685	62,436
Amortization of product development assets	35,162	34,365	35,975
Depreciation and amortization of technology, property, and equipment	95,172	91,139	76,716
Restructuring and related (credits) charges	(1,427)	33,310	32,607
Stock-based compensation expense	25,705	21,982	20,009
Employee retirement plan expense	19,146	12,975	10,832
Foreign exchange transaction losses (gains)	3,192	7,977	(2,773)
Gain on sale of certain assets	(3,694)	—	—
Other noncash charges	37,128	35,138	7,115
Changes in operating assets and liabilities
Accounts receivable, net	(26,318)	(7,263)	(2,962)
Inventories, net	2,311	7,842	(2,714)
Accounts payable and accrued royalties	16,373	(31,121)	14,588
Contract liabilities	9,973	14,164	(118)
Restructuring payments	(5,911)	(19,667)	(12,563)
Other accrued liabilities	(13,476)	28,142	(13,779)
Employee retirement plan contributions	(46,729)	(40,676)	(33,729)
Operating lease liabilities	(29,737)	(32,344)	(28,243)
Other	(10,915)	(18,981)	(3,023)
Net cash provided by operating activities	339,100	359,923	288,435
Investing activities
Product development spending	(27,015)	(25,954)	(26,608)
Additions to technology, property, and equipment	(88,843)	(77,407)	(88,593)
Businesses acquired in purchase transactions, net of cash acquired	(75,703)	(299,942)	(229,629)
Proceeds related to the sale of certain assets	3,375	—	—
Acquisitions of publication rights and other	(5,838)	(29,851)	(1,840)
Net cash used in investing activities	(194,024)	(433,154)	(346,670)
Financing activities
Repayments of long-term debt	(661,873)	(562,752)	(630,551)
Borrowings of long-term debt	650,877	593,405	934,323
Payment of debt issuance costs	—	—	(4,006)
Purchases of treasury shares	(30,000)	(15,765)	(46,589)
Change in book overdrafts	(6,327)	18,398	(48)
Cash dividends	(77,205)	(76,938)	(76,658)
Impact of tax withholding on stock-based compensation and other	(7,110)	(3,434)	(3,794)
Net cash (used in) provided by financing activities	(131,638)	(47,086)	172,677
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(7,070)	11,629	(4,943)
Cash reconciliation:
Cash and cash equivalents	93,795	202,464	92,890
Restricted cash included in Prepaid expenses and other current assets	564	583	658
Balance at beginning of year	94,359	203,047	93,548
Increase/(decrease) for year	6,368	(108,688)	109,499
Cash and cash equivalents	100,397	93,795	202,464
Restricted cash included in Prepaid expenses and other current assets	330	564	583
Balance at end of year	$100,727	$94,359	$203,047
Cash paid during the year for:
Interest	$17,834	$17,171	$23,622
Income taxes, net of refunds	$48,887	$41,064	$41,537
Noncash items:
Shares issued in connection with the acquisition of a business	$7,363	$—	$—

See accompanying Notes to Consolidated Financial Statements.

Index

John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders’ equity
Balance at April 30, 2019	$70,127	$13,055	$422,305	$1,931,074	$(508,738)	$(746,476)	$1,181,347

Restricted shares issued under stock-based compensation plans	—	—	(10,992)	—	—	11,347	355
Impact of tax withholding on stock-based compensation and other	—	—	358	—	—	(4,152)	(3,794)
Stock-based compensation expense	—	—	20,009	—	—	—	20,009
Purchases of treasury shares	—	—	—	—	—	(46,589)	(46,589)
Class A common stock dividends ($1.36 per share)	—	—	—	(64,264)	—	—	(64,264)
Class B common stock dividends ($1.36 per share)	—	—	—	(12,394)	—	—	(12,394)
Common stock class conversions	39	(39)	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	(74,287)	(66,759)	—	(141,046)
Balance at April 30, 2020	$70,166	$13,016	$431,680	$1,780,129	$(575,497)	$(785,870)	$933,624

Cumulative effect of change in accounting principle, net of tax	—	—	—	(1,390)	—	—	(1,390)
Restricted shares issued under stock-based compensation plans	—	—	(10,206)	1	—	10,454	249
Impact of tax withholding on stock-based compensation and other	—	—	902	—	—	(4,336)	(3,434)
Stock-based compensation expense	—	—	21,982	—	—	—	21,982
Purchases of treasury shares	—	—	—	—	—	(15,765)	(15,765)
Class A common stock dividends ($1.37 per share)	—	—	—	(67,614)	—	—	(67,614)
Class B common stock dividends ($1.37 per share)	—	—	—	(9,324)	—	—	(9,324)
Common stock class conversions	42	(42)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	148,256	84,707	—	232,963
Balance at April 30, 2021	$70,208	$12,974	$444,358	$1,850,058	$(490,790)	$(795,517)	$1,091,291

Restricted shares issued under stock-based compensation plans	—	—	(12,578)	(2)	—	12,854	274
Issuance of Class A common stock related to the acquisition of a business	—	—	—	—	—	7,363	7,363
Impact of tax withholding on stock-based compensation and other	—	—	814	—	—	(7,924)	(7,110)
Stock-based compensation expense	—	—	26,703	—	—	—	26,703
Purchases of treasury shares	—	—	—	—	—	(30,000)	(30,000)
Class A common stock dividends ($1.38 per share)	—	—	—	(64,724)	—	—	(64,724)
Class B common stock dividends ($1.38 per share)	—	—	—	(12,481)	—	—	(12,481)
Common stock class conversions	18	(18)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	148,309	(17,356)	—	130,953
Balance at April 30, 2022	$70,226	$12,956	$459,297	$1,921,160	$(508,146)	$(813,224)	$1,142,269

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

Wiley is a global leader in scientific research and career-connected education, unlocking human potential by enabling discovery, powering education, and shaping workforces. We report financial information in three segments, as well as a Corporate category.  Through the Research Publishing & Platforms segment, we provide peer-reviewed scientific, technical, and medical (STM) publishing, content platforms, and related services to academic, corporate, and government customers, academic societies, and individual researchers. The Academic & Professional Learning segment provides Education Publishing and Professional Learning content and courseware, training and learning services, to students, professionals, and corporations. The Education Services segment provides University Services, including online program management (OPM) services for academic institutions, and Talent Development Services, including placement and training, for professionals and businesses. We have operations primarily located in the United States (US), United Kingdom (UK), India, Sri Lanka, and Germany.

Note 2 – Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards

Summary of Significant Accounting Policies

Basis of Presentation:

Our Consolidated Financial Statements include all the accounts of the Company and our subsidiaries. We have eliminated all intercompany transactions and balances in consolidation. All amounts are in thousands, except per share amounts, and approximate due to rounding.

In the fourth quarter of fiscal year 2021, a UK entity acquired in connection with the acquisition of mthree, which was acquired on January 1, 2020 was erroneously dissolved by the Company in accordance with UK Companies Act regulations while still holding assets. This entity, along with its subsidiaries, (the Entity) had various net intercompany receivables owed to them from other Wiley companies of approximately $188.8 million as of April 30, 2021, which upon a dissolution technically would revert to the British Crown (Crown). Wiley petitioned to Companies House to reinstate the Entity without prejudice, which was completed in March 2022.

When these events occurred, the Company evaluated whether it was appropriate to consolidate the assets, liabilities, and operations of the Entity as part of its Consolidated Financial Statements as of April 30, 2021, and for each reporting period from the Entity being dissolved until its reinstatement in March 2022. The Company evaluated whether there was a liability to the Crown and a related loss associated with the dissolution of the Entity under US GAAP in fiscal year 2021 and through to reinstatement in March 2022.

The Company evaluated the criteria in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, “Consolidations,” to determine if consolidating the Entity was appropriate under US GAAP. Based on that evaluation and the administrative nature of the process to restore, the Company concluded that although the Entity was dissolved, we maintained control of the assets of the Entity and, therefore, appropriately consolidated the assets, liabilities, and operations of the Entity in our Consolidated Financial Statements as of April 30, 2021 and through to reinstatement in March 2022.

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

Book Overdrafts:

Under our cash management system, a book overdraft balance exists for our primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in individual bank accounts. Our funds are transferred from other existing bank account balances or from lines of credit as needed to fund checks presented for payment. As of April 30, 2022 and 2021, book overdrafts of $19.4 million and $25.8 million, respectively, were included in Accounts payable on the Consolidated Statements of Financial Position.

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

Allowance for Credit Losses:

We are exposed to credit losses through our accounts receivable with customers. Accounts receivable, net, is stated at amortized cost net of provision for credit losses. Our methodology to measure the provision for credit losses requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable such as, delinquency trends, aging behavior of receivables, credit and liquidity indicators for industry groups, customer classes or individual customers, and reasonable and supportable forecasts of the economic and geopolitical conditions that may exist through the contractual life of the asset. Our provision for credit losses is reviewed and revised periodically. Our accounts receivable is evaluated on a pool basis that is based on customer groups with similar risk characteristics. This includes consideration of the following factors to develop these pools: size of the customer, industry, geographical location, historical risk, and types of services or products sold.

Our customers’ ability to pay is assessed through our internal credit review processes. Based on the value of credit extended, we assess our customers’ credit by reviewing the total expected receivable exposure, expected timing of payments, and the customers’ established credit rating. In determining customer creditworthiness, we assess our customers’ credit utilizing different resources including third-party validations and/or our own assessment through analysis of the customers’ financial statements and review of trade/bank references. We also consider contract terms and conditions, country and geopolitical risk, and the customers’ mix of products purchased in our evaluation. A credit limit is established for each customer based on the outcome of this review. Credit limits are periodically reviewed for existing customers and whenever an increase in the credit limit is being considered. When necessary, we utilize collection agencies and legal counsel to pursue recovery of defaulted receivables. We write off receivables only when deemed no longer collectible.

Index

The following table presents the change in provision for credit losses, which is presented net in Accounts receivable on our Consolidated Statements of Financial Position for the period indicated:

Provision for Credit Losses
Balance as of April 30, 2021	$21,474
Current period provision	4,029
Amounts written off, less recoveries	(3,754)
Foreign exchange translation adjustments and other	(528)
Balance as of April 30, 2022	$21,221

Sales Return Reserves:

The process that we use to determine our sales returns and the related reserve provision charged against revenue, is based on applying an estimated return rate to current year returnable print book sales. This rate is based upon an analysis of actual historical return experience in the various markets and geographic regions in which we do business. We collect, maintain, and analyze significant amounts of sales returns data for large volumes of homogeneous transactions. This allows us to make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Associated with the estimated sales return reserves, we also include a related increase to inventory and a reduction to accrued royalties as a result of the expected returns. Print book sales return reserves amounted to a net liability balance of $19.4 million and $22.2 million as of April 30, 2022 and 2021, respectively.

The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position as of April 30:

	2022	2021
Increase in Inventories, net	$7,820	$10,886
Decrease in Accrued royalties	(3,893)	(4,949)
Increase in Contract liabilities	31,135	38,034
Print book sales return reserve net liability balance	$(19,422)	$(22,199)

Inventories:

Inventories are carried at the lower of cost or net realizable value. US book inventories aggregating $20.6 million and $20.4 million at April 30, 2022 and 2021, respectively, are valued using the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method. Finished goods not recorded at LIFO have been recorded at the lower of cost or net realizable value.

Product Development Assets:

Product development assets consist of book composition costs and other product development costs and were included in Other non-current assets on the Consolidated Statements of Financial Position. Costs associated with developing a book for publication are expensed until the product is determined to be commercially viable. Book composition costs represent the costs incurred to bring an edited commercial manuscript to publication, which include typesetting, proofreading, design, illustration costs, and digital formatting. Book composition costs are capitalized and are generally amortized on a double-declining basis over their estimated useful lives, ranging from 1 to 3 years. Other product development costs represent the costs incurred in developing software, platforms, and digital content to be sold and licensed to third parties. Other product development costs are capitalized and amortized on a straight-line basis over their estimated useful lives. As of April 30, 2022, the weighted average estimated useful life of other product development costs was approximately 6 years.

Royalty Advances:

Royalty advances are capitalized and, upon publication, are expensed as royalties earned based on sales of the published works. Royalty advances are reviewed for recoverability and a reserve for loss is maintained, if appropriate.

Index

Shipping and Handling Costs:

Costs incurred for third party shipping and handling are primarily reflected in Operating and administrative expenses on the Consolidated Statements of Income (Loss). We incurred $29.0 million, $27.8 million, and $28.8 million in shipping and handling costs in the years ended April 30, 2022, 2021, and 2020, respectively.

Advertising and Marketing Costs:

Advertising and marketing costs are expensed as incurred. These costs are reflected in the Consolidated Statements of Income (Loss) as follows:

	For the Years Ended April 30,
	2022	2021	2020
Advertising and marketing costs	$100.6	$93.6	$103.1
Cost of sales(1)	62.9	57.0	65.8
Operating and administrative expenses	37.7	36.6	37.3

(1)	This includes certain advertising and marketing costs incurred by our Education Services business to fulfill performance obligations from contracts with educational institutions.

Technology, Property, and Equipment:

Technology, property, and equipment is recorded at cost, except for property and equipment that have been impaired, for which we reduce the carrying amount to the estimated fair value at the impairment date. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred.

Technology, property, and equipment is depreciated using the straight-line method based upon the following estimated useful lives: Computer Software – 3 to 10 years; Computer Hardware – 3 to 5 years; Buildings and Leasehold Improvements – the lesser of the estimated useful life of the asset up to 40 years or the duration of the lease; Furniture, Fixtures, and Warehouse Equipment – 5 to 10 years.

Costs incurred for computer software internally developed or obtained for internal use are capitalized during the application development stage and expensed as incurred during the preliminary project and postimplementation stages. Costs incurred during the application development stage include costs of materials, services, and payroll and payroll-related costs for employees who are directly associated with the software project. Such costs are amortized over the expected useful life of the related software, which is generally 3 to 5 years. Costs related to the investment in our Enterprise Resource Planning and related systems are amortized over an expected useful life of 10 years. Maintenance, training, and upgrade costs that do not result in additional functionality are expensed as incurred.

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

Index

Indefinite-lived intangible assets primarily consist of brands and trademarks, and publishing rights, and are typically characterized by intellectual property with a long and well-established revenue stream resulting from strong and well-established imprint/brand recognition in the market.

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

Intangible Assets with Definite Lives and Other Long-Lived Assets:

Definite-lived intangible assets principally consist of content and publishing rights, customer relationships, developed technology, brands and trademarks, and covenants not to compete agreements, and are amortized over their estimated useful lives. The most significant factors in determining the estimated lives of these intangibles are the history and longevity, combined with the strength and pattern of projected cash flows.

Intangible assets with definite lives as of April 30, 2022, are amortized on a straight-line basis over the following weighted average estimated useful lives: content and publishing rights – 26 years, customer relationships – 16 years, developed technology – 7 years, brands and trademarks – 11 years, and covenants not to compete agreements – 5 years.

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

Foreign Currency Gains/Losses:

We maintain operations in many non-US locations. Assets and liabilities are translated into US dollars using end-of-period exchange rates and revenues, and expenses are translated into US dollars using weighted average rates. Our significant investments in non-US businesses are exposed to foreign currency risk. Foreign currency translation adjustments are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity. Foreign currency transaction gains or losses are recognized on the Consolidated Statements of Income (Loss) as incurred.

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

Index

Recently Adopted Accounting Standards

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, “Reference Rate Reform: Scope.” These ASUs provide optional guidance for a limited period of time to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.  This would apply to companies meeting certain criteria that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This standard was effective for us immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. On December 22, 2021, we amended the Amended and Restated RCA (as defined in Note 14, “Debt and Available Credit Facilities”) to change the rates for Sterling and euro denominated borrowings from LIBOR-based rates to alternative rates. We applied ASU 2020-04 at the time of this modification, and there was no impact on our Consolidated Financial Statements. Refer to Note 14, “Debt and Available Credit Facilities,” for more information. The future impact of this ASU on our Consolidated Financial Statements will be based on any future contract modifications.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU is intended to simplify various aspects related to accounting for income taxes, eliminates certain exceptions within Topic 740, “Income Taxes,” and clarifies certain aspects of the current guidance to promote consistent application. We adopted ASU 2019-12 on May 1, 2021. The adoption did not have a material impact on our Consolidated Financial Statements at the time of adoption. The impact in the future would depend on any changes in tax laws and the applicable enactment dates. In accordance with ASU 2019-12, the enactment date is when any effects are recognized in the consolidated financial statements.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” and issued subsequent amendments to the initial guidance thereafter.  ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also required enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses.

We adopted the new standard on May 1, 2020, with a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of ASU 2016-13 primarily impacted our trade receivables, specifically our allowance for doubtful accounts. The adoption of the standard did not have an impact on our Consolidated Statements of Income (Loss), or our Consolidated Statements of Cash Flows. See above under the caption “Allowance for Credit Losses” for a discussion of our policy.

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

Index

Recently Issued Accounting Standards

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires that an acquirer recognize, and measure, contract assets and contract liabilities acquired in a business combination in accordance with ASC 606 “Revenue from Contracts with Customers” (Topic 606) as if it had originated the contracts. Generally, this would result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements if the acquiree prepared financial statements in accordance with US GAAP. This standard is effective for us on May 1, 2023, including interim periods within the fiscal year. Early adoption is permitted. The standard is applied prospectively to business combinations occurring on or after the effective date of the amendments. The impact will be based on future business combinations after we adopt the standard.

Convertible Debt Instruments, Derivatives, and EPS

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock, as well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on May 1, 2022, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. There was no impact to our Consolidated Financial Statements at the date of adoption.

Note 3 — Revenue Recognition, Contracts with Customers

Disaggregation of Revenue

The following tables present our revenue from contracts with customers disaggregated by segment and product type.

	For the Years Ended April 30,
	2022	2021	2020
Research Publishing & Platforms:
Research Publishing	$1,057,022	$972,512	$908,952
Research Platforms	54,321	42,837	39,887
Total Research Publishing & Platforms	1,111,343	1,015,349	948,839

Academic & Professional Learning:
Education Publishing(1)	349,992	361,194	351,514
Professional Learning	296,831	280,667	298,601
Total Academic & Professional Learning	646,823	641,861	650,115

Education Services:
University Services(2)	226,131	227,700	210,882
Talent Development Services(1)(3)	98,631	56,591	21,647
Total Education Services	324,762	284,291	232,529

Total Revenue	$2,082,928	$1,941,501	$1,831,483

(1)
In May 2021, we moved the WileyNXT product offering from Academic & Professional Learning – Education Publishing to Education Services – Talent Development Services. As a result, the prior period results related to the WileyNXT product offering have been included in Education Services – Talent Development Services. The Revenue was $2.7 million and $0.7 million for the years ended April 30, 2021 and April 30, 2020, respectively. There were no changes to our total consolidated financial results.

(2)	University Services was previously referred to as Education Services OPM.
(3)	Talent Development Services was previously referred to as mthree.

Index

The following information describes our disaggregation of revenue by segment and product type. Overall, the majority of our revenue is recognized over time.

Research Publishing & Platforms

Research Publishing & Platforms customers include academic, corporate, government, and public libraries, funders of research, researchers, scientists, clinicians, engineers and technologists, scholarly and professional societies, and students and professors. Research Publishing & Platforms products are sold and distributed globally through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, and other customers. Publishing centers include Australia, China, Germany, India, the UK, and the US. The majority of revenue generated from Research Publishing & Platforms products is recognized over time. Total Research Publishing & Platforms revenue was $1,111.3 million in the year ended April 30, 2022.

We disaggregated revenue by Research Publishing and Research Platforms to reflect the different type of products and services provided.

Research Publishing Products

Research Publishing products provide scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Research Publishing revenue was $1,057.0 million in the year ended April 30, 2022, and the majority is recognized over time.

Research Publishing products generate approximately 79% of its revenue from contracts with its customers from Journal Subscriptions (pay to read), Open Access (pay to publish), and Transformational Agreements (read and publish), and the remainder from Licensing, Reprints, Backfiles, and Other.

Journal Subscriptions, Open Access, and Transformational Models

Journal subscription contracts are negotiated by us directly with customers or their subscription agents. Subscription periods typically cover calendar years. In a typical journal subscription sale, there is a written agreement between us and our customer that covers multiple years. However, we typically account for these agreements as one-year contracts because our enforceable rights under the agreements are subject to an annual confirmation and negotiation process with the customer.

In journal subscriptions, there are generally two performance obligations: a functional intellectual property license with a stand-ready promise to provide access to new content for one year, which includes online hosting of the content, and a functional intellectual property perpetual license for access to historical journal content, which also includes online hosting of the content. The transaction price consists of fixed consideration. Journal subscription revenue is generally collected in advance when the annual license is granted and no significant financing component exists.

The total transaction price is allocated to each performance obligation based on its relative standalone selling price. We allocate revenue to the stand-ready promise to provide access to new content for one year based on its observable standalone selling price which is generally the contractually stated price, and the revenue for new content is recognized over one year as we have a continuous stand-ready obligation to provide the right of access to additional intellectual property. The allocation of revenue to the perpetual licenses for access to historical journal content is done using the expected cost plus a margin approach as permitted by the revenue standard. Revenue is recognized at the point in time when access to historical content is initially granted.

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

Transformational agreements (read and publish) are the innovative new model that blends journal subscription and open access offerings. Essentially, for a single fee, a national or regional consortium of libraries pays for and receives full read access to our journal portfolio and the ability to publish under an open access arrangement. Like subscriptions, transformational deals involve recurring revenue under multiyear contracts. Unlike subscriptions, some transformational agreements also allow for further upside depending on how much publishing volume we generate. Transformational models accelerate the transition to open access while maintaining subscription access.

Index

Starting in calendar year 2022, we have signed transformational agreements that generally include three performance obligations: (1) a functional intellectual property license with a stand-ready promise to provide access to new content for one year, which includes online hosting of the content, (2) a functional intellectual property perpetual license for access to historical journal content, which also includes online hosting of the content, and (3) a publishing entitlement that allows for a fixed number of articles to be published in hybrid open access journals each contract year. The transaction price consists of fixed consideration and is allocated to the publishing entitlement performance obligation based on its observable standalone selling price, the residual approach for the license to access new content, and the expected cost plus a margin approach for the perpetual license. The revenue for the publishing entitlement and the license to access new content is generally recognized straight-line over the contract year due to the stand-ready promises. The revenue for the perpetual license is recognized at the point in time when access to historical content is initially granted. Cash is generally collected in advance. In addition, some of these transitional agreements also include another performance obligation that includes the promise to provide an APC at a discount in gold open access journals and is recognized over time.

In January 2019, Wiley announced a contractual arrangement in support of open access, a countrywide partnership agreement with Projekt DEAL, a representative of nearly 700 academic institutions in Germany. This three-year agreement, which was extended for one year, provides all Projekt DEAL institutions with access to read Wiley’s academic journals back to the year 1997, and researchers at Projekt DEAL institutions can publish articles open access in Wiley’s journals. The partnership will better support institutions and researchers in advancing open science, driving discovery, and developing and disseminating knowledge. Projekt DEAL includes multiple performance obligations, which include a stand-ready promise to provide access to new content, perpetual license for access to historical journal content, and accepting articles to be hosted on our open access platform. We are compensated primarily through a fee per article published and a consolidated access fee. The consideration for Projekt DEAL consists of fixed and variable consideration. We allocated the total consideration to the fixed and variable components based on its relative standalone selling prices for each performance obligation.

Licensing, Reprints, Backfiles, and Other

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

Research Platforms Services

Research Platforms is principally comprised of Atypon, a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content on the web through the Literatum platform. Research Platforms revenue was $54.3 million in the year ended April 30, 2022 and the majority is recognized over time.

Research Platforms services primarily includes a single performance obligation for the implementation and hosting of subscription services. The transaction price is fixed which may include price escalators that are fixed increases per year, and therefore, revenue is recognized upon the initiation of the subscription period and recognized on a straight-line basis over the time of the contractual period. The duration of these contracts is generally multiyear ranging from 2 to 5 years.

Index

Academic & Professional Learning

Academic & Professional Learning provides Education Publishing and Professional Learning products and services including scientific, professional, and education print and digital books, digital courseware, and test preparation services, to libraries, corporations, students, professionals, and researchers, as well as learning, development, and assessment services for businesses and professionals. Communities served include business, finance, accounting, workplace learning, management, leadership, technology, behavioral health, engineering/ architecture, science and medicine, and education. Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, web sites, distributor networks, and other online applications. Publishing centers include Australia, Germany, India, the UK, and the US. Total Academic & Professional Learning revenue was $646.8 million in the year ended April 30, 2022.

We disaggregated revenue by type of products provided. Academic & Professional Learning products are Education Publishing and Professional Learning. Academic & Professional Learning revenues are mainly recognized at a point in time.

Education Publishing Products
Education Publishing products revenue was $350.0 million in the year ended April 30, 2022. Education Publishing products generate approximately 63% of its revenue from contracts with its customers from Education (print and digital) Publishing, which is recognized at a point in time, and 23% from Digital Courseware, which is recognized over time. The remainder of its revenues were from Test Preparation and Certification and Licensing and Other, which has a mix of revenue recognized at a point in time and over time.

Education Publishing and Professional Publishing (included within Professional Learning below)

Our performance obligations as they relate to Education and Professional Publishing are primarily book products delivered in both print and digital form which could include single or multiple performance obligations based on the number of print or digital books purchased. Each is represented by an International Standard Book Number (ISBN), with each ISBN representing a performance obligation. Each ISBN has an observable stand-alone selling price as Wiley sells the books separately.

This revenue stream also includes variable consideration as it relates to discounts and returns for both print and digital books.  Discounts are identifiable by performance obligation and therefore are applied at the point of sale by performance obligation. The process that we use to determine our sales returns and the related reserve provision charged against revenue, is based on applying an estimated return rate to current year returnable print book sales. This rate is based upon an analysis of actual historical return experience in the various markets and geographic regions in which we do business. We collect, maintain, and analyze significant amounts of sales returns data for large volumes of homogeneous transactions. This allows us to make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Associated with the estimated sales return reserves, we also include a related increase to inventory and reduction to accrued royalties as a result of the expected returns.

As it relates to print and digital books within Education Publishing and Professional Publishing, revenue is recognized at the point when control of product transfers, which for print is upon shipment or for digital when fulfillment of the products has been rendered.

Digital Courseware Products

Courseware customers purchase access codes to utilize the product. This could include single or multiple performance obligations based on the number of course ISBNs purchased. Revenue is recognized over time in the period from when the access codes are activated over the applicable semester term to which such product relates.

Test Preparation and Certification Products

Test Preparation and Certification contracts are generally three-year agreements. This revenue stream includes multiple performance obligations as it relates to the online and printed course materials, including such items as textbooks, ebooks, video lectures, flashcards, study guides, and test banks. The transaction price is fixed; however, discounts are offered and returns of certain products are allowed. We allocate revenue to each performance obligation based on its relative standalone selling price. This standalone selling price is generally based upon the observable selling prices where the product is sold separately to customers. Depending on the performance obligation, revenue is recognized at the time the product is delivered and control has passed to the customer or over time due to our stand-ready obligation to provide updates to the customer.

Index

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

Professional Learning Products
Professional Learning products revenue was $296.8 million in the year ended April 30, 2022. Professional Learning (print and digital) products generate approximately 61% of revenue from contracts with its customers from Professional Publishing and Licensing and Other, both of which are described above, and both are mainly recognized at a point in time. Approximately 39% of Professional Learning products revenue is from contracts with its customers from Corporate Training and Corporate Learning, which is recognized mainly over time.

Corporate Training

Corporate Training through our authorized distributor network includes multiple performance obligations. This includes a performance obligation that includes an annual membership which includes the right to purchase products and services, access to the platform, support, and training. This performance obligation is recognized over time as we have an obligation to stand-ready for the customer’s use of the services. In addition, there are performance obligations for the assessments and related products or services which are recognized at a point in time when the assessment, product, or service is provided or delivered. The transaction price is allocated to each performance obligation based on its observable standalone selling price which is generally the contractually stated price for the performance obligation related to the annual membership, and for the other performance obligations based on its relative observable selling price when sold separately.

In addition, as it relates to Corporate Training customers’ unexercised rights for situations where we have received a nonrefundable payment for a customer to receive an assessment and the customer is not expected to exercise such right, we will recognize such “breakage” amounts as revenue in proportion to the pattern of rights exercised by the customer, which is generally one year.

Corporate Learning

The transaction price consists of fixed consideration that is determined at the beginning of each year and received at the same time. Within Corporate Learning there are multiple performance obligations, which include the licenses to learning content and the learning application. Revenue is recognized over time as we have a continuous obligation to provide the right of access to the intellectual property which includes the licenses and learning applications.

Education Services

Education Services revenue was $324.8 million in the year ended April 30, 2022, and the majority is recognized over time. We disaggregated revenue by type of services provided, which are University Services (previously referred to as Education Services OPM) and Talent Development Services (previously referred to as mthree).

University Services

University Services revenue was $226.1 million in the year ended April 30, 2022 and is mainly recognized over time. University Services primarily engages in the comprehensive management of online degree programs for universities and has grown to include a broad array of technology enabled service offerings that address our partner specific pain points. Increasingly, this includes delivering career credentialing education that advances specific careers with in-demand skills.

Index

University Services includes market research, marketing, student recruitment, enrollment support, proactive retention support, academic services to design courses, faculty support, and access to the Engage Learning Management System, which facilitates the online education experience. Graduate degree programs include Business Administration, Finance, Accounting, Healthcare, Engineering, Communications, and others. As of April 30, 2022, the University Services business had 68 university partners under contract. We are also extending the core OPM business, as well as delivering a broader array of essential university and career credentialing services that the market is demanding and which leverage our core Wiley skills and assets. This full stack education includes teacher professional development and IT skills training, through which we develop and deliver professional credits and job placement through our corporate partners. In addition, University Services derives revenue from unbundled service offerings. University Services revenue is primarily derived from prenegotiated contracts with institutions that provide for a share of tuition generated from students who enroll in a program. The duration of University Services contracts are generally multiyear agreements ranging from a period of 7 to 10 years, with some having optional renewal periods. These optional renewal periods are not a material right and are not considered a separate performance obligation.

University Services includes a single performance obligation for the services provided because of the integrated technology and services our institutional clients need to attract, enroll, educate, and support students. Consideration is variable since it is based on the number of students enrolled in a program. We begin to recognize revenue at the start of the delivery of the class within a semester overtime, which is also when the variable consideration contingency is resolved.

Talent Development Services
Talent Development Services revenue was $98.6 million in the year ended April 30, 2022 and is recognized at the point in time the services are provided to its customers. Talent Development Services is a talent placement provider that finds, trains, and places job-ready technology talent in roles with leading corporations worldwide.

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

The following table provides information about accounts receivable, net and contract liabilities from contracts with customers.

	April 30, 2022	April 30, 2021	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$331,960	$311,571	$20,389
Contract liabilities(1)	538,126	545,425	(7,299)
Contract liabilities (included in Other long-term liabilities)	$19,072	$19,560	$(488)

(1)
The sales return reserve recorded in Contract liabilities is $31.1 million and $38.0 million as of April 30, 2022 and April 30, 2021, respectively. See Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards” for further details of the sales return reserve.

For the year ended April 30, 2022, we estimate that we recognized as revenue substantially all of the current contract liability balance at April 30, 2021.

The decrease in contract liabilities, excluding the sales return reserve, was primarily driven by revenue earned on journal subscription agreements, transformational agreements, and open access and, to a lesser extent, the impact of foreign exchange. This was partially offset by an increase due to renewals of journal subscription agreements, transformational agreements, and open access.

Remaining Performance Obligations included in Contract Liability

As of April 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $557.2 million, which includes the sales return reserve of $31.1 million. Excluding the sales return reserve, we expect that approximately $507.0 million will be recognized in the next twelve months with the remaining $19.1 million to be recognized thereafter.

Index

Assets Recognized for the Costs to Fulfill a Contract

Costs to fulfill a contract are directly related to a contract that will be used to satisfy a performance obligation in the future and are expected to be recovered. These costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. These types of costs are incurred in the following product types: (1) Research Platforms services, which includes customer specific implementation costs per the terms of the contract and (2) University Services, which includes customer specific costs to develop courses per the terms of the contract.

Our assets associated with incremental costs to fulfill a contract were $10.9 million and $12.1 million at April 30, 2022 and 2021, respectively, and are included within Other non-current assets on our Consolidated Statements of Financial Position. We recorded amortization expense of $5.2 million, $5.1 million, and $4.2 million in the years ended April 30, 2022, 2021, and 2020, respectively, related to these assets within Cost of sales on the Consolidated Statements of Income (Loss).

Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Academic & Professional Learning segment, occur before the transfer of control of the related goods. Therefore, in accordance with the revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third-party shipping and handling are primarily reflected in Operating and administrative expenses on the Consolidated Statements of Income (Loss). We incurred $29.0 million, $27.8 million, and $28.8 million in shipping and handling costs in the years ended April 30, 2022, 2021, and 2020, respectively.

Note 4 – Acquisitions

Pro forma financial information related to these acquisitions has not been provided as it is not material to our consolidated results of operations.

Fiscal Year 2022

XYZ Media

On December 29, 2021, we completed the acquisition of certain assets of XYZ Media Inc. (XYZ Media). XYZ Media is a company that generates leads for higher education institutions. The results of XYZ Media are included in our Education Services segment results. The fair value of consideration transferred at the date of acquisition was $45.4 million, which included $38.0 million of cash and approximately 129 thousand shares of Wiley Class A common stock, or approximately $7.4 million. We financed the payment of the cash consideration with a combination of cash on hand and borrowings under our Amended and Restated RCA (as defined below in Note 14, “Debt and Available Credit Facilities”).

The XYZ Media acquisition was accounted for using the acquisition method of accounting. The preliminary excess purchase price over identifiable net tangible and intangible assets acquired, and liabilities assumed, has been recorded to Goodwill in our Consolidated Statements of Financial Position. Goodwill represents synergies and economies of scale expected from the combination of services. We recorded the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date. The goodwill will be deductible for tax purposes. The acquisition related costs to acquire XYZ Media were expensed when incurred and were approximately $0.1 million for the year ended April 30, 2022. Such costs were allocated to the Education Services segment and are reflected in Operating and administrative expenses on the Consolidated Statements of Net Income (Loss) for the year ended April 30, 2022.

XYZ Media’s revenue and operating loss included in our Education Services segment results for the year ended April 30, 2022 was $3.6 million and $(1.5) million, respectively.

Index

The following table summarizes the consideration transferred to acquire XYZ Media and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed.

Preliminary Allocation
Total consideration transferred	$45,363

Assets:
Current assets	913
Intangible assets, net	22,711
Goodwill	22,226
Other non-current assets	46
Total assets	$45,896

Liabilities:
Current liabilities	533
Total liabilities	$533

The following table summarizes the identifiable intangible assets acquired and their weighted-average useful life at the date of acquisition.

	Estimated Fair Value	Weighted-Average Useful Life (in Years)
Developed technology	$20,930	7
Customer relationships	1,340	6
Covenants not to compete	323	5
Tradename	118	1
Total	$22,711

The allocation of the total consideration transferred to the assets acquired, including intangible assets and goodwill, and the liabilities assumed is preliminary and could be revised as a result of additional information obtained due to the finalization of the third-party valuation report, leases and related commitments, tax related matters and contingencies and certain assets and liabilities, including receivables and payables, but such amounts will be finalized within the measurement period, which will not exceed one year from the acquisition date.

Other Acquisitions in Fiscal Year 2022

On November 30, 2021, we acquired the assets of the eJournalPress (EJP) business from Precision Computer Works, Inc. EJP is a technology platform company with an established journal submission and peer review management system. The results of EJP are included in our Research Publishing & Platforms segment results.

On October 1, 2021, we completed the acquisition of certain assets of J&J Editorial Services, LLC. (J&J). J&J is a publishing services company providing expert offerings in editorial operations, production, copyediting, system support, and consulting. The results of J&J are included in our Research Publishing & Platforms segment results.

We also completed in the year ended April 30, 2022 the acquisition of two immaterial businesses included in our Research Publishing & Platforms segment and the acquisition of one immaterial business in our Education Services segment.

The aggregate preliminary fair value of consideration transferred for these other acquisitions was approximately $41.2 million during the year ended April 30, 2022, which included $36.2 million of cash paid at the acquisition dates and $5.0 million of additional cash to be paid after the acquisition dates. The fair value of the cash consideration transferred, net of $1.2 million of cash acquired was approximately $34.9 million. These other acquisitions were accounted for using the acquisition method of accounting as of their respective acquisition dates.

Index

Associated with these other acquisitions, the preliminary aggregate excess purchase price over identifiable net tangible and intangible assets acquired, and liabilities assumed of $24.8 million has been recorded to Goodwill on our Consolidated Statements of Financial Position as of April 30, 2022 and $15.6 million of intangible assets subject to amortization have been recorded, including developed technology, customer relationships, trademarks, covenants not to compete, and content that is being amortized over preliminary estimated weighted-average useful lives of 4, 8, 2, 4, and 4 years, respectively. The fair value assessed for the majority of the tangible assets acquired and liabilities assumed approximated their carrying value. Goodwill represents synergies and economies of scale expected from the combination of services. Goodwill of $24.8 million has been allocated to the Research Publishing & Platforms segment and none has been allocated to the Education Services segment. Approximately $18.7 million of the goodwill will be deductible for tax purposes, and $6.1 million will not be deductible for tax purposes. The incremental revenue for the year ended April 30, 2022 related to these other acquisitions was approximately $8.1 million. The aggregate acquisition related costs to acquire these other acquisitions was expensed when incurred and was approximately $0.5 million for the year ended April 30, 2022.

The allocation of the total consideration transferred to the assets acquired, including intangible assets and goodwill, and the liabilities assumed is preliminary, and could be revised as a result of additional information obtained due to the finalization of the third-party valuation reports, leases and related commitments, tax related matters and contingencies, and certain assets and liabilities, including receivables and payables, but such amounts will be finalized within the measurement period, which will not exceed one year from the acquisition date.

Fiscal Year 2021

Hindawi

On December 31, 2020, we completed the acquisition of 100% of the outstanding stock of Hindawi Limited (Hindawi). Hindawi is a scientific research publisher and an innovator in open access publishing. Its results of operations are included in our Research Publishing & Platforms segment.

The fair value of the consideration transferred at the acquisition date was $300.1 million, which included $299.3 million of cash and $0.8 million related to the settlement of a preexisting relationship. We financed the payment of the cash consideration primarily through borrowings under our Amended and Restated RCA (as defined below in Note 14, “Debt and Available Credit Facilities”) and using cash on hand. The fair value of the cash consideration transferred, net of $1.0 million of cash acquired was approximately $298.3 million.

The Hindawi acquisition was accounted for using the acquisition method of accounting. The excess purchase price over identifiable net tangible and intangible assets acquired, and liabilities assumed, has been recorded to Goodwill in our Consolidated Statements of Financial Position. Goodwill represents synergies and economies of scale expected from the combination of services. We recorded the fair value of the assets acquired and liabilities assumed on the acquisition date. None of the goodwill will be deductible for tax purposes. The acquisition related costs to acquire Hindawi were expensed when incurred and were approximately $2.4 million for the year ended April 30, 2021. Such costs were allocated to the Research Publishing & Platforms segment and are reflected in Operating and administrative expenses on the Consolidated Statements of Income (Loss) for the year ended April 30, 2021.

Hindawi’s incremental revenue and operating income included in our Research Publishing & Platforms segment results for the year ended April 30, 2022 was $34.6 million and $8.0 million, respectively. Hindawi’s revenue and operating loss included in our Research Publishing & Platforms segment results for the year ended April 30, 2021 was $12.0 million and $(2.1) million, respectively.

Index

During the year ended April 20, 2022, no revisions were made to the allocation of the consideration transferred to the assets acquired and liabilities assumed. The following table summarizes the consideration transferred to acquire Hindawi and the final allocation of the purchase price among the assets acquired and liabilities assumed.

Final Allocation
Total consideration transferred	$300,086

Assets:
Current assets	2,812
Technology, property and equipment, net	844
Intangible assets, net	194,900
Goodwill	147,388
Operating lease right-of-use assets	3,762
Other non-current assets	69
Total assets	$349,775

Liabilities:
Current liabilities	3,594
Deferred income tax liabilities	37,031
Operating lease liabilities	3,150
Other long-term liabilities	5,914
Total liabilities	$49,689

The following table summarizes the identifiable intangible assets acquired and their weighted-average useful life at the date of acquisition.

	Fair Value	Weighted-Average Useful Life (in Years)
Content and publishing rights	$188,500	15
Developed technology	5,000	6
Trademarks	1,000	2
Customer relationships	400	10
Total	$194,900

The allocation of the consideration transferred to the assets acquired and the liabilities assumed was finalized during the three months ended January 31, 2022.

Index

Note 5 – Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings (loss) per share follows (shares in thousands):

	For the Years Ended April 30,
	2022	2021	2020
Weighted average shares outstanding	55,759	55,931	56,224
Less: Unvested restricted shares	—	(1)	(15)
Shares used for basic earnings (loss) per share	55,759	55,930	56,209
Dilutive effect of unvested restricted stock units and other stock awards	839	531	—
Shares used for diluted earnings (loss) per share	56,598	56,461	56,209
Antidilutive options to purchase Class A common shares, restricted shares, warrants to purchase Class A common shares and contingently issuable restricted stock which are excluded from the table above	772	982	1,677

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

Note 6 – Accumulated Other Comprehensive Loss

Changes in Accumulated other comprehensive loss by component, net of tax, for the years ended April 30, 2022, 2021, and 2020 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total
Balance at April 30, 2019	$(312,107)	$(196,057)	$(574)	$(508,738)
Other comprehensive loss before reclassifications	(28,596)	(36,965)	(5,988)	(71,549)
Amounts reclassified from Accumulated other comprehensive loss	—	5,102	(312)	4,790
Total other comprehensive loss	(28,596)	(31,863)	(6,300)	(66,759)
Balance at April 30, 2020	$(340,703)	$(227,920)	$(6,874)	$(575,497)
Other comprehensive income (loss) before reclassifications	82,762	(6,273)	(639)	75,850
Amounts reclassified from Accumulated other comprehensive loss	—	6,047	2,810	8,857
Total other comprehensive income (loss)	82,762	(226)	2,171	84,707
Balance at April 30, 2021	$(257,941)	$(228,146)	$(4,703)	$(490,790)
Other comprehensive (loss) income before reclassifications	(71,625)	40,247	5,165	(26,213)
Amounts reclassified from Accumulated other comprehensive loss	—	5,673	3,184	8,857
Total other comprehensive (loss) income	(71,625)	45,920	8,349	(17,356)
Balance at April 30, 2022	$(329,566)	$(182,226)	$3,646	$(508,146)

For the years ended April 30, 2022, 2021, and 2020, pretax actuarial losses included in Unamortized Retirement Costs of approximately $7.2 million, $7.8 million, and $6.4 million, respectively, were amortized from Accumulated other comprehensive loss and recognized as pension and post-retirement benefit (expense) primarily in Operating and administrative expenses and Other income, net on our Consolidated Statements of Income (Loss).

Our policy for releasing the income tax effects from accumulated other comprehensive (loss) income is to release when the corresponding pretax accumulated other comprehensive (loss) income items are reclassified to earnings.

Index

Note 7 – Restructuring and Related (Credits) Charges

Beginning in fiscal year 2020, we initiated a multiyear Business Optimization Program (the Business Optimization Program) to drive efficiency improvement and operating savings.

The following tables summarize the pretax restructuring (credits) charges related to this program:

	For the Years Ended April 30,
	2022	2021	2020	Total Charges Incurred to Date
(Credits) Charges by Segment:
Research Publishing & Platforms	$237	$99	$3,546	$3,882
Academic & Professional Learning	(454)	3,229	10,475	13,250
Education Services	8	531	3,774	4,313
Corporate Expenses	(1,218)	29,590	15,018	43,390
Total Restructuring and Related (Credits) Charges	$(1,427)	$33,449	$32,813	$64,835

(Credits) Charges by Activity:
Severance and termination benefits	$(3,276)	$11,531	$26,864	$35,119
Impairment of operating lease ROU assets and property and equipment	—	14,918	161	15,079
Acceleration of expense related to operating lease ROU assets and property and equipment	—	3,378	—	3,378
Facility related charges, net	1,849	3,684	3,986	9,519
Other activities	—	(62)	1,802	1,740
Total Restructuring and Related (Credits) Charges	$(1,427)	$33,449	$32,813	$64,835

The credits in severance and termination benefits activities for the year ended April 30, 2022, primarily reflects changes in the number of headcount reductions and estimates for previously accrued costs.

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

Due to the actions taken above, we tested the operating lease ROU assets and the related property and equipment for those being subleased for recoverability by comparing the carrying value of the asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset groups were below the carrying values. Therefore, there was an indication of impairment. We then determined the fair value of the asset groups by utilizing the present value of the estimated future cash flows attributable to the assets. The fair value of these operating lease ROU assets and the property and equipment immediately subsequent to the impairment was $7.5 million and was categorized as Level 3 within the FASB ASC Topic 820, “Fair Value Measurements” fair value hierarchy.

In addition, we also incurred ongoing facility-related costs associated with certain properties that resulted in additional restructuring charges of $1.8 million and $3.7 million in the years ended April 30, 2022 and 2021, respectively. Facilities related charges, net include sublease income related to those operating leases we had identified in the year ended April 30, 2021 as part of our Business Optimization Program that would be subleased.

Index

Other activities for the year ended April 30, 2020 primarily relate to reserves and costs associated with the cessation of certain offerings, and, to a lesser extent, a pension settlement and the impairment of certain software licenses.

The following table summarizes the activity for the Business Optimization Program liability for the year ended April 30, 2022:

	April 30, 2021	(Credits)	Payments	Foreign Translation & Other Adjustments	April 30, 2022
Severance and termination benefits	$11,465	$(3,276)	$(5,831)	$(279)	$2,079
Total	$11,465	$(3,276)	$(5,831)	$(279)	$2,079

The restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs in the Consolidated Statement of Financial Position as of April 30, 2022.

Note 8 – Inventories

Inventories, net consisted of the following at April 30:

	2022	2021
Finished goods	$31,270	$31,704
Work-in-process	1,729	2,060
Paper and other materials	275	331
Total inventories before estimated sales returns and LIFO reserve	33,274	34,095
Inventory value of estimated sales returns	7,820	10,886
LIFO reserve	(4,509)	(2,443)
Inventories, net	$36,585	$42,538

See Note 2, “Summary of Significant Accounting Policies, Recently Issued and Recently Adopted Accounting Standards,” under the caption “Sales Return Reserves,” for a discussion of the Inventory value of estimated sales returns.

Finished goods not recorded at LIFO have been recorded at the lower of cost or net realizable value, which resulted in a reduction of $11.2 million and $14.0 million as of April 30, 2022 and 2021, respectively.

Note 9 – Product Development Assets

Product development assets, net consisted of the following at April 30:

	2022	2021
Book composition costs	$20,574	$20,474
Software costs	17,479	23,262
Content development costs	3,405	5,781
Product development assets, net	$41,458	$49,517

Product development assets include $4.4 million and $6.3 million of work-in-process as of April 30, 2022 and 2021, respectively. As of April 30, 2022 this is primarily for book composition costs. As of April 30, 2021, this is primarily for book composition costs and, to a lesser extent, software costs.

Product development assets are net of accumulated amortization of $269.7 million and $269.0 million as of April 30, 2022 and 2021, respectively.

Index

Note 10 – Technology, Property, and Equipment

Technology, property, and equipment, net consisted of the following at April 30:

	2022	2021
Capitalized software	$605,503	$536,878
Computer hardware	55,386	50,714
Buildings and leasehold improvements	94,861	99,636
Furniture, fixtures, and warehouse equipment	38,816	42,674
Land and land improvements	3,283	3,656
Technology, property, and equipment, gross	797,849	733,558
Accumulated depreciation and amortization	(526,277)	(451,288)
Technology, property, and equipment, net	$271,572	$282,270

The following table details our depreciation and amortization expense for technology, property, and equipment, net:

	For the Years Ended April 30,
	2022	2021	2020
Capitalized software amortization expense	$73,847	$69,184	$55,685
Depreciation and amortization expense, excluding capitalized software	21,325	21,955	21,031
Total depreciation and amortization expense for technology, property and equipment	$95,172	$91,139	$76,716

Technology, property, and equipment includes $7.2 million and $0.6 million of work-in-process as of April 30, 2022 and 2021, respectively, for capitalized software.

The net book value of capitalized software costs was $201.5 million and $202.8 million as of April 30, 2022 and 2021, respectively.

Note 11 – Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill by segment as of April 30:

	2021 (1)	Acquisitions(2)	Foreign Translation Adjustment	2022
Research Publishing & Platforms	$619,203	$24,806	$(33,593)	$610,416
Academic & Professional Learning	512,512	—	(14,376)	498,136
Education Services	172,625	22,226	(1,261)	193,590
Total	$1,304,340	$47,032	$(49,230)	$1,302,142

(1)	The Education Services goodwill balance as of April 30, 2021 includes a cumulative pretax noncash goodwill impairment of $110.0 million.
(2)	Refer to Note 4, “Acquisitions,” for more information related to the acquisitions that occurred in the year ended April 30, 2022.

Annual Goodwill Impairment Test as of February 1, 2022 and 2021

As of February 1, 2022 and 2021, we completed step one of our annual goodwill impairment test for our reporting units. We concluded that the fair values of our reporting units were above their carrying values and, therefore, there was no indication of impairment.

We estimated the fair value of these reporting units using a weighting of fair values derived from an income and a market approach. Under the income approach, we determined the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our best estimates of forecasted economic and market conditions over the period including growth rates, expected changes in operating cash flows, and cash expenditures. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. The market approach estimates fair value based on market multiples of current and forward 12-month revenue or EBITDA, as applicable, derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.

Index

As noted above, the fair value determined as part of the annual goodwill impairment test completed in the fourth quarter exceeded the carrying value for all of our reporting units. Therefore, there was no impairment of goodwill. However, if the fair value of these reporting units decreases in future periods, we could potentially have an impairment.  The future occurrence of a potential indicator of impairment, such as a decrease in expected net earnings, changes in assumptions, adverse equity market conditions, a decline in current market multiples, a decline in our common stock price, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require an interim assessment for some or all of the reporting units before the next required annual assessment.

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

Prior to performing the goodwill impairment test for Education Services, we also evaluated the recoverability of long-lived assets of the reporting unit. The carrying value of the long-lived assets that were tested for impairment was $434.0 million. When indicators of impairment are present, we test definite lived and long-lived assets for recoverability by comparing the carrying value of an asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. We considered the lower-than-expected revenue and forecasted operating cash flows over a sustained period of time, and downward revisions to our cash flow forecasts for this reporting unit to be indicators of impairment for their long-lived assets. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset group of the Education Services reporting unit exceeded the carrying value. Therefore, there was no impairment.

Index

Intangible Assets
Intangible assets, net as of April 30 were as follows:

	2022			2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets with definite lives, net(1) :
Content and publishing rights	$1,099,778	$(599,841)	$499,937	$1,062,072	$(497,843)	$564,229
Customer relationships	409,097	(167,039)	242,058	384,462	(117,985)	266,477
Developed technology(2)	72,398	(17,677)	54,721	42,785	(7,824)	34,961
Brands and trademarks	47,533	(31,512)	16,021	45,630	(26,094)	19,536
Covenants not to compete	1,655	(1,262)	393	1,250	(1,192)	58
Total intangible assets with definite lives, net	1,630,461	(817,331)	813,130	1,536,199	(650,938)	885,261
Intangible assets with indefinite lives:
Brands and trademarks(2)	37,000	—	37,000	37,000	—	37,000
Publishing rights	81,299	—	81,299	93,041	—	93,041
Total intangible assets with indefinite lives	118,299	—	118,299	130,041	—	130,041
Total intangible assets, net	$1,748,760	$(817,331)	$931,429	$1,666,240	$(650,938)	$1,015,302

(1)	Refer to Note 4, “Acquisitions,” for more information related to the acquisitions that occurred in years ended April 30, 2022 and 2021.
(2)
The developed technology balance as of April 30, 2022 and 2021 is presented net of accumulated impairments and write-offs of $2.8 million. The indefinite-lived brands and trademarks balance as of April 30, 2022 and 2021 is net of accumulated impairments of $93.1 million.

Based on the current amount of intangible assets subject to amortization and assuming current foreign exchange rates, the estimated amortization expense for the following years are as follows:

Fiscal Year	Amount
2023	$81,375
2024	76,193
2025	69,556
2026	67,044
2027	62,422
Thereafter	456,540
Total	$813,130

Annual Indefinite-lived Intangible Impairment Test as of February 1, 2022 and 2021

We also review our indefinite-lived intangible assets for impairment annually, which consists of brands and trademarks and certain acquired publishing rights. As of February 1, 2022 and 2021, we completed our annual impairment test related to the indefinite-lived intangible assets. We concluded that the fair values of these indefinite-lived intangible assets were above their carrying values and, therefore, there was no indication of impairment.

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

Index

For the year ended April 30, 2020, we recorded a pretax noncash impairment charge of $89.5 million for our Blackwell trademark, which was acquired in 2007 and carried as an indefinite-lived intangible asset primarily related to our Research Publishing & Platforms segment. The impairment reflected our decision to simplify Wiley’s brand portfolio and unify our research journal content under one Wiley brand, which sharply limited the use of the Blackwell trade name. This impairment resulted in writing off substantially all of the carrying value of the intangible trademark asset. This charge is reflected in Impairment of goodwill and intangible assets in the Consolidated Statements of Income (Loss). The resulting noncash impairment charge was entirely unrelated to COVID-19 or the expected future financial performance of the Research Publishing & Platforms segment.

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

Under the leasing standard, leases that are more than one year in duration are capitalized and recorded on our Consolidated Statements of Financial Position. Some of our leases offer an option to extend the term of such leases. We utilize the reasonably certain threshold criteria in determining which options we will exercise. Furthermore, some of our lease payments are based on index rates with minimum annual increases. These represent fixed payments and are captured in the future minimum lease payments calculation.

For operating leases, the ROU assets and liabilities as of April 30 are presented in our Consolidated Statements of Financial Position as follows:

	2022	2021
Operating lease ROU assets	$111,719	$121,430
Short-term portion of operating lease liabilities	20,576	22,440
Operating lease liabilities, non-current	$132,541	$145,832

During the year ended April 30, 2022, we added $10.4 million to the ROU assets and $10.3 million to the operating lease liabilities due to new leases, including due to acquisitions, as well as modifications and remeasurements to our existing operating leases.

As a result of expanding the scope of the Business Optimization Program to include the exit of certain leased office space beginning in the third quarter of fiscal 2021, we incurred a pretax restructuring charge of $18.3 million in the three months ended January 31, 2021. This charge included impairment charges and acceleration of expense associated with certain operating lease ROU assets.  See Note 7, “Restructuring and Related (Credits) Charges” for more information on this program and the charges incurred.

Index

Our total net lease costs were as follows:
	For the Years Ended April 30,
	2022	2021	2020
Operating lease cost	$24,180	$24,862	$26,027
Variable lease cost	1,496	2,135	3,856
Short-term lease cost	187	248	86
Sublease income	(945)	(722)	(691)
Total net lease cost(1)	$24,918	$26,523	$29,278

(1)
Total net lease cost does not include those costs and sublease income included in Restructuring and related charges on our Consolidated Statements of Income (Loss). This includes those operating leases we had identified in the year ended April 30, 2021 as part of our Business Optimization Program that would be subleased. See Note 7, “Restructuring and Related (Credits) Charges” for more information on this program.

Other supplemental information includes the following:

	For the Years Ended April 30,
	2022	2021	2020
Weighted-average remaining contractual lease term (years)	9	9	10
Weighted-average discount rate	5.84%	5.89%	5.89%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,737	$32,344	$28,243

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the Consolidated Statement of Financial Position as of April 30, 2022:

Fiscal Year	Operating Lease Liabilities
2023	$28,128
2024	26,183
2025	24,783
2026	22,443
2027	17,972
Thereafter	77,521
Total future undiscounted minimum lease payments	197,030

Less: Imputed interest	43,913

Present value of minimum lease payments	153,117

Less: Current portion	20,576

Noncurrent portion	$132,541

Index

Note 13 –Income Taxes

The provisions for income taxes were as follows:

	For the Years Ended April 30,
	2022	2021	2020
Current Provision
US – Federal	$(324)	$(6,631)	$1,145
International	57,905	43,269	37,494
State and local	221	1,359	172
Total current provision	$57,802	$37,997	$38,811
Deferred provision (benefit)
US – Federal	$(9,793)	$(11,996)	$(8,476)
International	15,882	1,175	(15,022)
State and local	(2,539)	480	(4,118)
Total deferred provision (benefit)	$3,550	$(10,341)	$(27,616)
Total provision	$61,352	$27,656	$11,195

International and United States pretax income (loss) were as follows:

	For the Years Ended April 30,
	2022	2021	2020
International	$256,456	$202,490	$104,185
United States	(46,795)	(26,578)	(167,277)
Total	$209,661	$175,912	$(63,092)

Our effective income tax rate as a percentage of pretax income differed from the US federal statutory rate as shown below:

	For the Years Ended April 30,
	2022	2021	2020
US federal statutory rate	21.0%	21.0%	21.0%
Cost of higher taxes on non-US income	9.7%	1.1%	4.8%
Foreign tax credits related to CARES Act carryback and audit	(11.9)%	12.3%	—
Change in valuation allowance	11.9%	(12.3)%	—
State income taxes, net of US federal tax benefit	(1.0)%	0.8%	3.3%
US NOL carryback under CARES Act	—	(8.0)%	—
Tax credits and related net benefits	(0.5)%	(0.5)%	(1.1)%
Impairment of goodwill and intangibles	—	—	(42.3)%
Other	0.1%	1.3%	(3.4)%
Effective income tax rate (benefit)	29.3%	15.7%	(17.7)%

The effective tax rate was 29.3% for the year ended April 30, 2022, compared to 15.7% for the year ended April 30, 2021. Our rate for the year ended April 30, 2022 was higher primarily due to an increase in the UK statutory rate from 19% to 25% enacted during our three months ended July 31, 2021, which resulted in a $21.4 million noncash deferred tax expense from the re-measurement of our applicable UK net deferred tax liabilities. In addition, our rate for the year ended April 30, 2021 benefitted by $14 million from the Coronavirus Aid Relief and Economic Security Act (the CARES Act) and certain regulations issued in late July 2020, which enabled us to carryback certain net operating losses (NOLs) to a year with a higher statutory tax rate.

Accounting for Uncertainty in Income Taxes:

As of April 30, 2022 and April 30, 2021, the total amount of unrecognized tax benefits were $8.6 million and $9.1 million, respectively, of which $0.6 million and $0.7 million represented accruals for interest and penalties recorded as additional tax expense in accordance with our accounting policy. We recorded net interest expense on reserves for unrecognized and recognized tax benefits of $0.2 million in each of the years ended April 30, 2022 and 2021. As of April 30, 2022 and April 30, 2021, the total amounts of unrecognized tax benefits that would reduce our income tax provision, if recognized, were approximately $6.9 million and $7.4 million, respectively. We do not expect any significant changes to the unrecognized tax benefits within the next twelve months.

Index

A reconciliation of the unrecognized tax benefits included within the Other long-term liabilities line item on the Consolidated Statements of Financial Position is as follows:

	2022	2021
Balance at May 1	$9,144	$6,194
Additions for current year tax positions	947	3,626
Additions for prior year tax positions	16	511
Reductions for prior year tax positions	—	(163)
Foreign translation adjustment	(55)	57
Payments and settlements	—	(215)
Reductions for lapse of statute of limitations	(1,460)	(866)
Balance at April 30	$8,592	$9,144

Tax Audits:

We file income tax returns in the US and various states and non-US tax jurisdictions. Our major taxing jurisdictions are the United States, United Kingdom, and Germany. Except for one immaterial item, we are no longer subject to income tax examinations for years prior to fiscal year 2014 in the major jurisdictions in which we are subject to tax.

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

We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The significant components of deferred tax assets and liabilities at April 30 were as follows:

	2022	2021
Net operating losses	$20,847	$19,433
Reserve for sales returns and doubtful accounts	3,771	3,838
Accrued employee compensation	26,722	32,835
Foreign and federal credits	34,537	5,129
Other accrued expenses	11,636	16,092
Retirement and post-employment benefits	15,769	30,039
Total gross deferred tax assets	$113,282	$107,366
Less valuation allowance	(30,000)	(4,855)
Total deferred tax assets	$83,282	$102,511

Prepaid expenses and other current assets	$(2,684)	$(459)
Unremitted foreign earnings	(2,685)	(2,485)
Intangible and fixed assets	(249,215)	(260,559)
Total deferred tax liabilities	$(254,584)	$(263,503)
Net deferred tax liabilities	$(171,302)	$(160,992)

Reported As
Deferred tax assets	$8,763	$11,911
Deferred tax liabilities	(180,065)	(172,903)
Net Deferred Tax Liabilities	$(171,302)	$(160,992)

Index

The increase in net deferred tax liabilities was due to the decrease in net deferred tax assets, which was primarily attributable to a decrease in our retirement and post-employment benefits, partially offset by an increase in our Net operating losses and foreign and federal credits net of applicable valuation allowances. The increase in our deferred tax liabilities from the revaluation of our deferred tax liabilities related to the UK rate change from 19% to 25% was largely offset by a decrease in our deferred tax liabilities for intangibles and fixed assets. We have concluded that after valuation allowances, it is more likely than not that we will realize substantially all of the net deferred tax assets at April 30, 2022. In assessing the need for a valuation allowance, we take into account related deferred tax liabilities and estimated future reversals of existing temporary differences, future taxable earnings and tax planning strategies to determine which deferred tax assets are more likely than not to be realized in the future. Changes to tax laws, statutory tax rates and future taxable earnings can have an impact on our valuation allowances.

We have provided a $30.0 million valuation allowance based primarily on the uncertainty of utilizing the tax benefits related to our deferred tax assets for foreign tax credits. As of April 30, 2022, we have apportioned state net operating loss carryforwards totaling approximately $129 million, with a tax effected value of $7.1 million net of federal benefits. Our state and federal NOLs and credits, to the extent they expire, expire in various amounts over 2 to 20 years.

Since April 30, 2018, we no longer intend to permanently reinvest earnings outside the US. We have recorded a $2.7 million liability related to the estimated taxes that would be incurred upon repatriating certain non-US earnings.

Note 14 – Debt and Available Credit Facilities

Our total debt outstanding as of April 30 consisted of the amounts set forth in the following table:

	2022	2021
Short-term portion of long-term debt(1)	$18,750	$12,500

Term loan A - Amended and Restated RCA(2)	204,343	222,928
Revolving credit facility - Amended and Restated RCA	563,934	586,160
Total long-term debt, less current portion	768,277	809,088

Total debt	$787,027	$821,588

(1)	Relates to our term loan A under the Amended and Restated RCA.
(2)	Amounts are shown net of unamortized issuance costs of $0.3 million as of April 30, 2022 and $0.5 million as of April 30, 2021.

The following table summarizes the scheduled annual maturities for the next three years of our long-term debt, including the short-term portion of long-term debt. This schedule represents the principal portion amount of debt outstanding and therefore excludes unamortized issuance costs.

Fiscal Year	Amount
2023	$18,750
2024	204,688
2025	563,934
Total	$787,372

Amended and Restated RCA

On May 30, 2019, we entered into a credit agreement that amended and restated our existing revolving credit agreement, which was then amended on December 22, 2021 as described below (collectively, the Amended and Restated RCA). The Amended and Restated RCA provides for senior unsecured credit facilities comprised of (i) a five year revolving credit facility in an aggregate principal amount up to $1.25 billion, and (ii) a five year term loan A facility consisting of $250 million.

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

The Amended and Restated RCA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of April 30, 2022.

In the three months ended July 31, 2019, we incurred an immaterial loss on the write-off of unamortized deferred costs in connection with the refinancing of our revolving credit agreement at that time, which is reflected in Other income, net on the Consolidated Statements of Income (Loss) for the year ended April 30, 2020.

In the three months ended July 31, 2019, we incurred $4.0 million of costs related to the Amended and Restated RCA which resulted in total costs capitalized of $5.2 million. The amount related to the term loan A facility was $0.9 million, consisting of $0.8 million of lender fees and recorded as a reduction to Long-term debt, and $0.1 million of non-lender fees included in Other non-current assets on the Consolidated Statements of Financial Position. The amount related to the five-year revolving credit facility was $4.3 million, all of which was included in Other non-current assets on the Consolidated Statements of Financial Position.

The amortization expense of the costs incurred related to the Amended and Restated RCA related to the lender and non-lender fees is recognized over the five-year term of the Amended and Restated RCA. Total amortization expense for the years ended April 30, 2022, 2021 and 2020 was $1.1 million, $1.1 million and $1.0 million, respectively, and is included in Interest expense on our Consolidated Statements of Income (Loss).

Lines of Credit

We have other lines of credit aggregating $1.0 million at various interest rates. There were no outstanding borrowings under these credit lines at April 30, 2022, and 2021.

Our total available lines of credit as of April 30, 2022 were approximately $1.5 billion, of which approximately $0.7 billion was unused. The weighted average interest rates on total debt outstanding during the years ended April 30, 2022 and 2021 were 2.02% and 2.03%, respectively. As of April 30, 2022 and 2021, the weighted average interest rates for total debt were 2.55% and 1.98%, respectively.

Based on estimates of interest rates currently available to us for loans with similar terms and maturities, the fair value of our debt approximates its carrying value.

Index

Note 15 – Derivative Instruments and Activities

From time to time, we enter into forward exchange and interest rate swap contracts as a hedge against foreign currency asset and liability commitments, changes in interest rates, and anticipated transaction exposures, including intercompany sales and purchases. All derivatives are recognized as assets or liabilities and measured at fair value. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding adjustment to earnings. We do not use financial instruments for trading or speculative purposes.

Interest Rate Contracts

As of April 30, 2022, we had total debt outstanding of $787.0 million, net of unamortized issuance costs of $0.3 million, of which $787.3 million are variable rate loans outstanding under the Amended and Restated RCA, which approximated fair value.

As of April 30, 2022 and 2021, the interest rate swap agreements we maintained were designated as fully effective cash flow hedges as defined under FASB ASC Topic 815, “Derivatives and Hedging” (ASC Topic 815). As a result, there was no impact on our Consolidated Statements of Income (Loss) from changes in the fair value of the interest rate swaps, as they were fully offset by changes in the interest expense on the underlying variable rate debt instruments. Under ASC Topic 815, derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated other comprehensive loss on the Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated other comprehensive loss to Interest Expense on the Consolidated Statements of Income (Loss). It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

The following table summarizes our interest rate swaps designated as cash flow hedges:

			Notional Amount
			As of April 30,
Hedged Item	Date entered into	Nature of Swap	2022	2021	Fixed Interest Rate	Variable Interest Rate
Amended and Restated RCA	April 7, 2022	Pay fixed/receive variable	$100	$—	2.646%	1-month LIBOR reset every month for a 2-year period ending April 15, 2024
Amended and Restated RCA	April 12, 2021	Pay fixed/receive variable	100	100	0.500%	1-month LIBOR reset every month for a 3-year period ending April 15, 2024
Amended and Restated RCA	February 26, 2020	Pay fixed/receive variable	100	100	1.150%	1-month LIBOR reset every month for a 3-year period ending March 15, 2023
Amended and Restated RCA	August 7, 2019	Pay fixed/receive variable	100	100	1.400%	1-month LIBOR reset every month for a 3-year period ending August 15, 2022
Amended and Restated RCA	June 24, 2019	Pay fixed/receive variable	100	100	1.650%	1-month LIBOR reset every month for a 3-year period ending July 15, 2022
			$500	$400

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

We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of April 30, 2022 was a deferred loss of $0.2 million and a deferred gain of $5.8 million. Based on the maturity dates of the contracts, the entire deferred loss as of April 30, 2022 was recorded within Other accrued liabilities, $0.9 million of the deferred gain was recorded within Prepaid expenses and other current assets, and $4.9 million was recorded within Other non-current assets.

The fair value of the interest rate swaps as of April 30, 2021 was a deferred loss of $5.6 million. Based on the maturity dates of the contracts, the entire deferred loss as of April 30, 2021 was recorded within Other long-term liabilities.

Index

The pretax (losses) gains that were reclassified from Accumulated other comprehensive loss into Interest expense for the years ended April 30, 2022, 2021, and 2020 were $(4.2) million, $(3.7) million, and $0.4 million, respectively. Based on the amount in Accumulated other comprehensive loss at April 30, 2022, approximately $1.6 million, net of tax, would be reclassified into Net income in the next twelve months.

Foreign Currency Contracts

We may enter into forward exchange contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign exchange transaction (losses) gains on our Consolidated Statements of Income (Loss) and carried at fair value on our Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the affects of changes in spot rates reported in Foreign exchange transaction (losses) gains on our Consolidated Statements of Income (Loss).

As of April 30, 2022 and 2021, we did not maintain any open forward exchange contracts. In addition, we did not maintain any open forward contracts during the years ended April 30, 2022 and 2020.

During the year ended April 30, 2021, to manage foreign currency exposures on an intercompany loan, we entered into one forward exchange contract to sell €32 million and buy $38.8 million. This forward contract expired on April 15, 2021. We did not designate this forward exchange contract as a hedge under the applicable sections of ASC Topic 815 as the benefits of doing so were not material due to the short-term nature of the contract. The fair value changes in the forward exchange contract substantially mitigated the changes in the value of the applicable foreign currency denominated liability. The fair value of the open forward exchange contract was measured on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. For the year ended April 30, 2021, the loss recognized on this forward contract was $0.8 million and included in Foreign exchange transaction (losses) gains on our Consolidated Statement of Income (Loss).

Note 16 – Commitment and Contingencies

We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of April 30, 2022, will not have a material effect upon our consolidated financial condition or results of operations.

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

We maintain the Supplemental Executive Retirement Plan for certain officers and senior management which provides for the payment of supplemental retirement benefits after the termination of employment for 10 years, or in a lifetime annuity. Under certain circumstances, including a change of control as defined, the payment of such amounts could be accelerated on a present value basis. Future accrued benefits to this plan have been discontinued as noted above.

Index

The components of net pension expense (income) for the defined benefit plans and the weighted average assumptions were as follows:

	For the Years Ended April 30,
	2022		2021		2020
	US	Non-US	US	Non-US	US	Non-US
Service cost	$—	$1,196	$—	$1,396	$—	$1,851
Interest cost	9,451	11,148	9,504	8,901	11,247	12,652
Expected return on plan assets	(12,144)	(28,118)	(11,969)	(26,971)	(14,038)	(26,116)
Amortization of prior service cost	(154)	67	(154)	58	(154)	73
Amortization of net actuarial loss	2,617	4,846	3,501	4,516	2,403	3,993
Curtailment (credit)/settlement loss	—	(39)	—	—	—	291
Net pension (income) expense	$(230)	$(10,900)	$882	$(12,100)	$(542)	$(7,256)

Discount rate	3.2%	1.9%	3.1%	1.6%	4.1%	2.4%
Rate of compensation increase	N/A	3.0%	N/A	3.0%	N/A	3.0%
Expected return on plan assets	5.3%	5.5%	5.8%	5.7%	6.8%	6.5%

In the year ended April 30, 2022, because of a reduction in force, there was a curtailment credit of less than $0.1 million related to the Retirement Indemnity Plan for the Employees of Cross Knowledge which is reflected in Restructuring and related (credits) charges in the Consolidated Statements of Income (Loss).

In the year ended April 30, 2020, there was a settlement charge of $0.3 million related to the Retirement Plan for the Employees of John Wiley & Sons, Canada which is reflected in Restructuring and related (credits) charges in the Consolidated Statements of Income (Loss).

The service cost component of net pension expense (income) is reflected in Operating and administrative expenses on our Consolidated Statements of Income (Loss). The other components of net pension expense (income) are reported separately from the service cost component and below Operating income (loss). Such amounts are reflected in Other income, net on our Consolidated Statements of Income (Loss).

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

Index

The following table sets forth the changes in and the status of, our defined benefit plans’ assets and benefit obligations:

	2022		2021
	US	Non-US	US	Non-US
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year	$237,129	$523,886	$213,946	$445,480
Actual return on plan assets	(21,257)	(37,543)	34,560	27,971
Employer contributions	3,812	12,595	5,599	12,203
Employee contributions	—	—	—	—
Settlements	—	—	—	—
Benefits paid	(15,229)	(10,703)	(16,976)	(11,921)
Foreign currency rate changes	—	(45,976)	—	50,153
Fair value, end of year	$204,455	$442,259	$237,129	$523,886
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit obligation, beginning of year	$(302,632)	$(609,614)	$(318,967)	$(534,303)
Service cost	—	(1,196)	—	(1,396)
Interest cost	(9,451)	(11,148)	(9,504)	(8,901)
Actuarial gains (losses)	47,284	84,746	8,863	(17,739)
Benefits paid	15,229	10,703	16,976	11,921
Foreign currency rate changes	—	51,660	—	(59,046)
Settlements and other	—	47	—	(150)
Benefit obligation, end of year	$(249,570)	$(474,802)	$(302,632)	$(609,614)
Underfunded status, end of year	$(45,115)	$(32,543)	$(65,503)	$(85,728)
AMOUNTS RECOGNIZED ON THE STATEMENT OF FINANCIAL POSITION
Noncurrent assets	—	5,855	—	6
Current pension liability	(3,545)	(1,346)	(3,576)	(1,414)
Noncurrent pension liability	(41,570)	(37,052)	(61,927)	(84,320)
Net amount recognized in statement of financial position	$(45,115)	$(32,543)	$(65,503)	$(85,728)
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS (BEFORE TAX) CONSIST OF
Net actuarial (losses) gains	$(80,114)	$(171,274)	$(96,613)	$(213,958)
Prior service cost gains (losses)	1,946	(1,165)	2,100	(1,299)
Total accumulated other comprehensive loss	$(78,168)	$(172,439)	$(94,513)	$(215,257)
Change in accumulated other comprehensive loss	$16,345	$42,818	$34,802	$(32,803)
INFORMATION FOR PENSION PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Accumulated benefit obligation	$249,570	$37,801	$302,632	$566,998
Fair value of plan assets	$204,455	$475	$237,129	$513,279
INFORMATION FOR PENSION PLANS WITH A PROJECTED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Projected benefit obligation	$249,570	$38,871	$302,632	$599,011
Fair value of plan assets	$204,455	$475	$237,129	$513,279
WEIGHTED AVERAGE ASSUMPTIONS USED IN DETERMINING ASSETS AND LIABILITIES
Discount rate	4.6%	3.0%	3.2%	1.9%
Rate of compensation increase	N/A	3.1%	N/A	3.0%
Accumulated benefit obligations	$(249,570)	$(450,037)	$(302,632)	$(577,600)

Actuarial gains in the US resulting in a decrease to our projected benefit obligation for the year ended April 30, 2022 were primarily due to an increase in the discount rate. Actuarial gains in non-US countries resulting in a decrease to our projected benefit obligation for the year ended April 30, 2022 were primarily due to an increase in the discount rate partially offset by an increase in the UK inflation rate.

Actuarial gains in the US resulting in a decrease to our projected benefit obligation for the year ended April 30, 2021 were primarily due to an increase in the discount rate and updated census data. Actuarial losses in non-US countries resulting in an increase to our projected benefit obligation for the year ended April 30, 2021 were primarily due to an increase in the UK inflation rate, offset by an increase in the discount rate.

Index

Actuarial losses in the US and non-US countries resulting in an increase in our projected benefit obligation for the year ended April 30, 2020 were primarily due to a reduction in discount rates and changes to other assumptions.

Pension plan assets/investments:

The investment guidelines for the defined benefit pension plans are established based upon an evaluation of market conditions, plan liabilities, cash requirements for benefit payments, and tolerance for risk. Investment guidelines include the use of actively and passively managed securities. The investment objective is to ensure that funds are available to meet the plans benefit obligations when they are due. The investment strategy is to invest in high quality and diversified equity and debt securities to achieve our long-term expectation. The plans’ risk management practices provide guidance to the investment managers, including guidelines for asset concentration, credit rating, and liquidity. For those plan assets measured at NAV as defined below, a redemption request can be executed within a 7-day notice. Asset allocation favors a balanced portfolio, with a global aggregated target allocation of approximately 48% equity securities and 52% fixed income securities and cash. Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges of plus or minus 5%. We regularly review the investment allocations and periodically rebalance investments to the target allocations. We categorize our pension assets into three levels based upon the assumptions (inputs) used to price the assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
●	Level 1: Unadjusted quoted prices in active markets for identical assets.
●	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets.
●	Level 3: Unobservable inputs reflecting assumptions about the inputs used in pricing the asset.

We did not maintain any level 3 assets during the years ended April 30, 2022 and 2021. In accordance with ASU 2015-07, “Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient do not have to be classified in the fair value hierarchy. The fair value amounts presented in the following tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension benefit plan assets.

The following tables set forth, by level within the fair value hierarchy, pension plan assets at their fair value as of April 30:

	2022				2021
	Level 1	Level 2	NAV	Total	Level 1	Level 2	NAV		Total
US Plan Assets
Global Equity Securities: Limited Partnership	$7,477		$77,849	$85,326				$121,569	$121,569
Fixed Income Securities: Commingled Trust Funds			119,129	119,129				115,560	115,560
Total Assets	$7,477		$196,978	204,455				$237,129	$237,129

Non-US Plan Assets
Equity securities:
US equities	$—	$48,443		$48,443	$—	$51,882	$		$51,882
Non-US equities	—	112,162		112,162	—	124,496			124,496
Balanced managed funds	—	94,623		94,623	—	103,717			103,717
Fixed income securities: Commingled funds	—	185,192		185,192	1,444	236,583			238,027
Other:
Real estate/other	—	475		475	—	543			543
Cash and cash equivalents	1,338	26		1,364	5,221	—			5,221
Total Non-US plan assets	$1,338	$440,921	$—	$442,259	$6,665	$517,221		$—	$523,886
Total plan assets	$8,815	$440,921	$196,978	$646,714	$6,665	$517,221		$237,129	$761,015

Expected employer contributions to the defined benefit pension plans in the year ended April 30, 2023 will be approximately $15.6 million, including $12.0 million of minimum amounts required for our non-US plans. From time to time, we may elect to make voluntary contributions to our defined benefit plans to improve their funded status.

Index

Benefit payments to retirees from all defined benefit plans are expected to be the following in the fiscal year indicated:

Fiscal Year	US	Non-US	Total
2023	$15,533	$11,864	$27,397
2024	15,666	12,307	27,973
2025	15,315	14,845	30,160
2026	15,125	13,419	28,544
2027	15,200	14,292	29,492
2028–2032	76,222	86,389	162,611
Total	$153,061	$153,116	$306,177

Retiree Health Benefits

We provide contributory life insurance and health care benefits, subject to certain dollar limitations, for substantially all of our eligible retired US employees. The retiree health benefit is no longer available for any employee who retires after December 31, 2017. The cost of such benefits is expensed over the years the employee renders service and is not funded in advance. The accumulated post-retirement benefit obligation recognized on the Consolidated Statements of Financial Position as of April 30, 2022 and 2021, was $1.3 and $1.5 million, respectively. Annual credits for these plans were $(0.1) million for each of the years ended April 30, 2022, 2021, and 2020.

Defined Contribution Savings Plans

We have defined contribution savings plans. Our contribution is based on employee contributions and the level of our match. We may make discretionary contributions to all employees as a group. The expense recorded for these plans was approximately $30.3 million, $24.3 million, and $19.0 million in the years ended April 30, 2022, 2021, and 2020, respectively.

Note 18 – Stock-Based Compensation

All equity compensation plans have been approved by shareholders. Under the 2014 Key Employee Stock Plan, (the Plan), qualified employees are eligible to receive awards that may include stock options, performance-based stock awards, and other restricted stock awards. Under the Plan, a maximum number of 6.5 million shares of our Class A stock may be issued. As of April 30, 2022, there were approximately 1,390,492 securities remaining available for future issuance under the Plan. We issue treasury shares to fund awards issued under the Plan.

Stock Option Activity

Under the terms of our stock option plan, the exercise price of stock options granted may not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable over a maximum period of ten years from the date of grant.

Options Granted in Fiscal Year 2022

During the year ended April 30, 2022, we granted 300,000 stock option awards. This included 260,000 stock options to our executive leadership team, at a grant price of $63.07, which was generally 10% above the fair market value at the time of grant, and 40,000 stock options granted to other leaders at fair market value on date of grant.  For the options granted in the year ended April 30, 2022, such options generally vest 10%, 20%, 30%, and 40% on April 30, or on each anniversary date after the award is granted.

Index

The following table provides the estimated weighted average fair value for options granted during the year ended April 30, 2022 using the Black-Scholes option-pricing model, and the significant weighted average assumptions used in their determination.

Weighted average fair value of options on grant date	$11.75

Weighted average assumptions:
Expected life of options (years)	6.3
Risk-free interest rate	1.2%
Expected volatility	30.7%
Expected dividend yield	2.4%
Fair value of common stock on grant date	$56.51
Exercise price of stock option grant	$61.84

As of April 30, 2022, there was $2.3 million of unrecognized share-based compensation cost related to options, which is expected to be recognized over a period up to 4 years, or 3.1 years on a weighted average basis.

Options Granted Prior to Fiscal Year 2022

Prior to the stock options granted in the year ended April 30, 2022, we did not grant any stock option awards since the year ended April 30, 2016. As of April 30, 2019, all outstanding options vested, allowing the participant the right to exercise their awards, and there was no unrecognized share-based compensation expense remaining related to these stock options.

For the years ended April 30, 2015 and prior, options generally vest 50% on the fourth and fifth anniversary date after the award is granted. For the year ended April 30, 2016, options vest 25% per year on April 30.

The fair value of the options granted in the year ended April 30, 2016 was $14.77 using the Black-Scholes option-pricing model. The significant weighted average assumptions used in the fair value determination was the expected life, which represented an estimate of the period of time stock options will be outstanding based on the historical exercise behavior of option recipients. The risk-free interest rate was based on the corresponding US Treasury yield curve in effect at the time of the grant. The expected volatility was based on the historical volatility of our Common Stock price over the estimated life of the option, while the dividend yield was based on the expected dividend payments to be made by us.

A summary of the activity and status of our stock option plans follows:

	2022				2021		2020
	Number of Options (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Number of Options (in 000’s)	Weighted Average Exercise Price	Number of Options (in 000’s)	Weighted Average Exercise Price
Outstanding at beginning of year	141	$51.17			286	$50.14	372	$49.70
Granted	300	$61.84			—	$—	—	$—
Exercised	(49)	$45.85			(60)	$43.91	(34)	$38.32
Expired or forfeited	(82)	$60.36			(85)	$52.78	(52)	$54.57
Outstanding at end of year	310	$59.89	8.1	$0.2	141	$51.17	286	$50.14
Exercisable at end of year	72	$54.53	4.2	$7.6	141	$51.17	286	$50.14
Vested and expected to vest in the future at April 30	306	$60.55	9.1	$—	141	$51.17	286	$50.14

The intrinsic value is the difference between our common stock price and the option grant price. The total intrinsic value of options exercised during the years ended April 30, 2022, 2021, and 2020 was $0.4 million, $0.2 million, and $0.3 million, respectively. The total grant date fair value of stock options vested during the year ended April 30, 2022 was $1.3 million. As noted above, as of April 30, 2019, all outstanding stock options, prior to those granted in the year ended April 30, 2022 vested allowing the participant the right to exercise their awards.

Index

The following table summarizes information about stock options outstanding and exercisable at April 30, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options (in 000’s)	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Number of Options (in 000’s)	Weighted Average Exercise Price
$39.53	17	1.2	$39.53	17	$39.53
$48.06 to $49.55	33	0.2	$52.69	3	$48.06
$55.62 to $63.07	260	5.4	$62.17	52	$59.98
Total/average	310	8.1	$59.89	72	$54.53

Performance-Based and Other Restricted Stock Activity

Under the terms of our long-term incentive plans, performance-based restricted unit awards are payable in restricted shares of our Class A Common Stock upon the achievement of certain three-year or less financial performance-based targets. During each three-year period or less, we adjust compensation expense based upon our best estimate of expected performance. For the year ended April 30, 2017, restricted performance shares vest 50% on June 30 following the end of the three-year performance cycle and 50% on April 30 of the following year. Beginning in the year ended April 30, 2018, restricted performance share units vest 100% on June 30 following the end of the three-year performance cycle.

We may also grant individual restricted unit awards payable in restricted shares of our Class A Common Stock to key employees in connection with their employment. Starting with the year ended April 30, 2016 grants, restricted shares generally vest ratably 25% per year.

Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier.

Activity for performance-based and other restricted stock awards during the years ended April 30, was as follows (shares in thousands):

	2022		2021	2020
	Restricted Shares	Weighted Average Grant Date Value	Restricted Shares	Restricted Shares
Nonvested shares at beginning of year	1,280	$45.73	943	756
Granted	658	$56.53	706	759
Change in shares due to performance	(3)	$30.41	118	(70)
Vested and issued	(432)	$50.87	(362)	(329)
Forfeited	(229)	$48.23	(125)	(173)
Nonvested shares at end of year	1,274	$49.17	1,280	943

For the years ended April 30, 2022, 2021 and 2020, we recognized stock-based compensation expense (including stock options), on a pretax basis, of $25.7 million, $22.0 million and $20.0 million, respectively.

As of April 30, 2022, there was $39.2 million of unrecognized share-based compensation cost related to performance-based and other restricted stock awards, which is expected to be recognized over a period up to 4 years, or 2.4 years on a weighted average basis.

Compensation expense for restricted stock awards is measured using the closing market price of our Class A Common Stock at the date of grant. The total grant date value of shares vested during the years ended April 30, 2022, 2021, and 2020 was $22.0 million, $17.6 million, and $17.5 million, respectively.

Index

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

The Employment Agreement provides that beginning with the year ended April 30, 2018–2020 performance cycle, eligibility to participate in annual grants under our Executive Long-Term Incentive Program (ELTIP). Targeted long-term incentive for this cycle was equal to 300% of base salary, or $2.7 million. Sixty percent of the ELTIP value was delivered in the form of target performance share units and forty percent in restricted share units. The grant date fair value for restricted share units was $59.15 per share and included 20,611 restricted share units, which vested 25% each year starting on April 30, 2018 to April 30, 2021. In addition, there was a performance share unit award with a target of 30,916 units and a grant date fair value of $59.15. The performance metrics were based on cumulative EBITDA for the year ended April 30, 2018–2020 and cumulative normalized free cash flow for the year ended April 30, 2018–2020.

In addition, the Employment Agreement provided for a sign-on grant of restricted share units, with a grant value of $4.0 million, converted to shares using our Class A closing stock price as of the Commencement Date, and vesting in two equal installments on the first and second anniversaries of the employment date. The grant date fair value for this award was $59.15 per share and included 67,625 units at the date of grant. Grants were subject to forfeiture in the case of voluntary termination prior to vesting and accelerated vesting in the case of earlier termination of employment without Cause, due to death or Disability or Constructive Discharge, or upon a Change in Control (as such terms are defined in the Employment Agreement).

Director Stock Awards

Under the terms of our 2018 Director Stock Plan (the Director Plan), each nonemployee director, other than the Chairman of the Board, receives an annual award of restricted shares of our Class A Common Stock equal in value to 100% of the annual director stock retainer fee, based on the stock price at the close of the New York Stock Exchange on the date of grant. Such restricted shares will vest on the earliest of (i) the day before the next Annual Meeting following the grant, (ii) the nonemployee director’s death or disability (as determined by the Governance Committee), or (iii) a change in control (as defined in the 2014 Key Employee Stock Plan). The granted shares may not be sold or transferred during the time the nonemployee director remains a director. There were 18,384, 28,360, and 20,048 restricted shares awarded under the Director Plan for the years ended April 30, 2022, 2021, and 2020, respectively. In addition, pursuant to the John Wiley & Sons, Inc. Deferred Compensation Plan for Directors’ 2005 & After Compensation, as amended through December 15, 2021, each nonemployee director has the option of receiving all or part of the annual retainer in the form of deferred stock and shall be subject to the same vesting terms as specified therein.

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

Share Repurchases

During the year ended April 30, 2020, our Board of Directors approved an additional share repurchase program of $200 million of Class A or B Common Stock. As of April 30, 2022, we had authorization from our Board of Directors to purchase up to $197.5 million that was remaining under this program.

The share repurchase program described above is in addition to the share repurchase program approved by our Board of Directors during the year ended April 30, 2017 of four million shares of Class A or B Common Stock. As of April 30, 2022, no additional shares were remaining under this program for purchase.

The following table summarizes the share repurchases of Class A and B Common Stock during the years ended April 30 (shares in thousands):
	2022	2021	2020
Shares repurchased – Class A	542	308	1,080
Shares repurchased – Class B	2	2	2
Average price – Class A and Class B	$55.14	$50.93	$43.05

Index

Dividends

The following table summarizes the cash dividends paid during the year ended April 30, 2022:

Date of Declaration by Board of Directors	Quarterly Cash Dividend	Total Dividend	Class of Common Stock	Dividend Paid Date	Shareholders of Record as of Date
June 22, 2021	$0.3450 per common share	$19.3 million	Class A and Class B	July 21, 2021	July 6, 2021
September 29, 2021	$0.3450 per common share	$19.2 million	Class A and Class B	October 27, 2021	October 12, 2021
December 15, 2021	$0.3450 per common share	$19.2 million	Class A and Class B	January 12, 2022	December 28, 2021
March 23, 2022	$0.3450 per common share	$19.2 million	Class A and Class B	April 20, 2022	April 5, 2022

Changes in Common Stock

The following is a summary of changes during the years ended April 30, in shares of our common stock and common stock in treasury (shares in thousands).

Changes in Class A Common Stock:	2022	2021	2020
Number of shares, beginning of year	70,208	70,166	70,127
Common stock class conversions	18	42	39
Number of shares issued, end of year	70,226	70,208	70,166

Changes in Class A Common Stock in treasury:
Number of shares held, beginning of year	23,419	23,405	22,634
Purchases of treasury shares	542	308	1,080
Restricted shares issued under stock-based compensation plans – non-PSU Awards	(323)	(268)	(232)
Restricted shares issued under stock-based compensation plans – PSU Awards	(108)	(88)	(68)
Shares issued under the Director Plan to Directors	(2)	(6)	(97)
Restricted shares, forfeited	—	—	1
Restricted shares issued from exercise of stock options	(49)	(60)	(34)
Shares issued related to the acquisition of a business	(129)	—	—
Shares withheld for taxes	167	129	122
Other	(2)	(1)	(1)
Number of shares held, end of year	23,515	23,419	23,405
Number of Class A Common Stock outstanding, end of year	46,711	46,789	46,761

Changes in Class B Common Stock:	2022	2021	2020
Number of shares, beginning of year	12,974	13,016	13,055
Common stock class conversions	(18)	(42)	(39)
Number of shares issued, end of year	12,956	12,974	13,016

Changes in Class B Common Stock in treasury:
Number of shares held, beginning of year	3,922	3,920	3,918
Purchase of treasury shares	2	2	2
Number of shares held, end of year	3,924	3,922	3,920
Number of Class B Common Stock outstanding, end of year	9,032	9,052	9,096

Warrants

In connection with the acquisition of The Learning House, Inc. on November 1, 2018, a portion of the fair value of the consideration transferred was $0.6 million of warrants. The warrants were classified as equity and allowed the holder to purchase 400,000 shares of our Class A Common Stock at an exercise price of $90.00, subject to adjustments. The term of the warrants was three years and expired on November 1, 2021. The fair value of the warrants was determined using the Black-Scholes option pricing model.

Index

Note 20 – Segment Information

We report our segment information in accordance with the provisions of FASB ASC Topic 280, “Segment Reporting.” These segments reflect the way our chief operating decision maker evaluates our business performance and manages the operations. The performance metric used by our chief operating decision maker to evaluate performance of our reportable segments is Adjusted Contribution to Profit. Our segment reporting structure consists of three reportable segments, which are listed below, as well as a Corporate category, which includes certain costs that are not allocated to the reportable segments:
•	Research Publishing & Platforms
•	Academic & Professional Learning
•	Education Services

Segment information is as follows:

	For the Years Ended April 30,
	2022	2021	2020
Revenue:
Research Publishing & Platforms	$1,111,343	$1,015,349	$948,839
Academic & Professional Learning(1)	646,823	641,861	650,115
Education Services(1)	324,762	284,291	232,529
Total revenue	$2,082,928	$1,941,501	$1,831,483

Adjusted Contribution to Profit:
Research Publishing & Platforms	$295,227	$273,023	$265,353
Academic & Professional Learning(1)	111,917	92,363	85,515
Education Services(1)	3,289	20,488	(4,713)
Total adjusted contribution to profit	$410,433	$385,874	$346,155
Adjusted corporate contribution to profit	(192,584)	(167,053)	(165,487)
Total adjusted operating income	$217,849	$218,821	$180,668

Depreciation and Amortization:
Research Publishing & Platforms	$94,899	$83,866	$69,495
Academic & Professional Learning(1)	69,561	71,997	69,807
Education Services(1)	34,157	29,654	24,131
Total depreciation and amortization	$198,617	$185,517	$163,433
Corporate depreciation and amortization	16,553	14,672	11,694
Total depreciation and amortization	$215,170	$200,189	$175,127

(1)
In May 2021, we moved the WileyNXT product offering from Academic & Professional Learning to Education Services. As a result, the prior period results related to the WileyNXT product offering have been included in Education Services. The Revenue, Adjusted Contribution to Profit and Depreciation and Amortization for WileyNXT was $2.7 million, $(0.7) million, and none, respectively, for the year ended April 30, 2021, and $0.7 million, $(0.9) million, and none, respectively, for the year ended April 30, 2020. There were no changes to our total consolidated financial results.

Index

The following table shows a reconciliation of our consolidated US GAAP Operating Income (Loss) to Non-GAAP Adjusted Operating Income:

	For the Years Ended April 30,
	2022	2021	2020
US GAAP Operating Income (Loss)	$219,276	$185,511	$(54,287)
Adjustments:
Restructuring and related (credits) charges(1)	(1,427)	33,310	32,607
Impairment of goodwill(1)	—	—	110,000
Impairment of Blackwell trade name(1)	—	—	89,507
Impairment of developed technology intangible(1)	—	—	2,841
Non-GAAP Adjusted Operating Income	$217,849	$218,821	$180,668

(1)	See Note 7, “Restructuring and Related (Credits) Charges” and Note 11, “Goodwill and Intangible Assets” for these charges by segment.

See Note 3, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the years ended April 30, 2022, 2021, and 2020.

The following tables shows assets allocated by reportable segment and by the corporate category as of April 30 as follows:
	2022	2021	2020

Research Publishing & Platforms	$1,593,297	$1,692,366	$1,225,313
Academic & Professional Learning	894,516	946,760	924,924
Education Services	542,508	472,814	486,316
Corporate	331,374	334,499	532,241
Total	$3,361,695	$3,446,439	$3,168,794

The following table shows product development spending and additions to technology, property, and equipment by reportable segment and by the corporate category:
	For the Years Ended April 30,
	2022	2021	2020

Research Publishing & Platforms	$(30,139)	$(24,284)	$(16,329)
Academic & Professional Learning	(44,082)	(41,897)	(38,229)
Education Services	(7,308)	(3,449)	(613)
Corporate	(34,329)	(33,731)	(60,030)
Total	$(115,858)	$(103,361)	$(115,201)

Revenue for the years ended April 30 from external customers is based on the location of the customer, and technology, property and equipment, net by geographic area as of April 30 were as follows:

	Revenue, net			Technology, Property, and Equipment, Net
	2022	2021	2020	2022	2021	2020
United States	$1,011,716	$990,499	$944,075	$232,824	$241,217	$261,296
United Kingdom	164,205	145,806	174,567	19,260	19,436	18,076
China	140,323	92,305	58,870	2,609	567	492
Japan	94,040	91,957	75,104	807	234	112
Australia	80,993	57,569	73,718	476	890	1,051
Canada	80,640	67,635	56,370	194	1,067	1,734
Germany	75,805	78,035	113,664	7,267	8,459	8,059
France	43,007	45,681	45,033	3,284	4,329	1,358
India	38,279	32,228	27,691	984	1,012	1,066
Other Countries	353,920	339,786	262,391	3,867	5,059	4,761
Total	$2,082,928	$1,941,501	$1,831,483	$271,572	$282,270	$298,005

Index

Note 21 – Subsequent Events

Restructuring

In May 2022, the Company initiated a global program to restructure and align our cost base with current and anticipated future market conditions. This program will include the exit of certain leased office space beginning in the first quarter of fiscal year 2023 and the reduction of our occupancy at other facilities. In addition, the program will include severance related charges for the elimination of certain positions. These actions are estimated to result in an initial pretax restructuring charge of approximately $19.0 million to $21.0 million in the first quarter of fiscal year 2023.

Dividend

On June 22, 2022, our Board of Directors declared a quarterly dividend of $0.3475 per share, or approximately $19.4 million, on our Class A and Class B Common Stock.  The dividend is payable on July 20, 2022 to shareholders of record on July 6, 2022.

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

Management’s Report on Internal Control over Financial Reporting: Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation, our management concluded that our internal control over financial reporting is effective as of April 30, 2022.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

There were no changes in our internal control over financial reporting in the fourth quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Index

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to Executive Officers of the Company, see “Information About Our Executive Officers” as set forth in Part I of this Annual Report on Form 10-K.

The name, age, and background of each of the directors nominated for election are contained under the caption “Election of Directors” in the Proxy Statement for our 2022 Annual Meeting of Shareholders (2022 Proxy Statement) and are incorporated herein by reference.

Information on the audit committee financial experts is contained in the 2022 Proxy Statement under the caption “Report of the Audit Committee” and is incorporated herein by reference.

Information on the Audit Committee Charter is contained in the 2022 Proxy Statement under the caption “Committees of the Board of Directors and Certain Other Information concerning the Board.”

Information with respect to the Company’s Corporate Governance principles is publicly available on the Company’s Corporate Governance website at https://www.wiley.com/en-us/corporategovernance.

Item 11. Executive Compensation

Information on compensation of the directors and executive officers is contained in the 2022 Proxy Statement under the captions “Directors’ Compensation” and “Executive Compensation,” respectively, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information on the beneficial ownership reporting for the directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” within the “Beneficial Ownership of Directors and Management” section of the 2022 Proxy Statement and is incorporated herein by reference. Information on the beneficial ownership reporting for all other shareholders that own 5% or more of the Company’s Class A or Class B Common Stock is contained under the caption “Voting Securities, Record Date, Principal Holders” in the 2022 Proxy Statement and is incorporated herein by reference.

The following table summarizes the Company’s equity compensation plan information as of April 30, 2022:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by shareholders	1,582,784	$59.89	1,390,492

(1)	This amount includes the following awards issued under the 2014 Key Employee Stock Plan:

●	310,409 shares issuable upon the exercise of outstanding stock options with a weighted average exercise price of $59.89.
●	1,272,375 non-vested performance-based and other restricted stock awards. Since these awards have no exercise price, they are not included in the weighted average exercise price calculation.

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

Index

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information on related party transactions and the policies and procedures for reviewing and approving related party transactions are contained under the caption “Transactions with Related Persons” within the “Board and Committee Oversight of Risk” section of the 2022 Proxy Statement and are incorporated herein by reference.

Information on director independence is contained under the caption “Director Independence” within the “Board of Directors and Corporate Governance” section of the 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor ID: 185

Information required by this item is contained in the 2022 Proxy Statement under the caption “Report of the Audit Committee” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements

See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K in Part II Item 8.

(2) Financial Statement Schedule

See Schedule II - Valuation and Qualifying Accounts and Reserves - Years Ended April 30, 2022, 2021, and 2020 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable, or the amounts involved are not material.

(3) Exhibits

Articles of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1992).

3.2	Certificate of Amendment of the Certificate of Incorporation dated October 13, 1995 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1996).

3.3
Certificate of Amendment of the Certificate of Incorporation dated as of September 1998 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998).

3.4
Certificate of Amendment of the Certificate of Incorporation dated as of September 1999 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999).

3.5	Amended and Restated By-Laws dated as of September 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2018).

Instruments Defining the Rights of Security Holders, Including Indentures
4.1
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended April 30, 2020).

Material Contracts

10.1
Amended and Restated Credit Agreement dated May 30, 2019, among the Company and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and the lenders and other agents party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2019).

Index

10.2	First Amendment to the Third Amended and Restated Credit Agreement (incorporated by reference to the Company’s Current Report on Form 8-K dated as of December 23, 2021).

10.3
Agreement of the Lease dated as of July 14, 2014 between Hub Properties Trust as Landlord, an independent third party, and John Wiley and Sons, Inc as Tenant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2014).

10.4	2018 Director Stock Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2019).

10.5	2014 Executive Annual Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2014).

10.6	Amended 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2014).

10.7	Deferred Compensation Plan for Directors’ 2005 & After Compensation (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 21, 2005).

10.8
Amendment to the Deferred Compensation Plan for Directors' 2005 & After Compensation effective December 15, 2021 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2022).

10.9	Form of the Fiscal Year 2022 Executive Annual Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).

10.10	Form of the Fiscal Year 2022 Executive Long Term Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).

10.11
Form of the Fiscal Year 2022 Restricted Share Unit Grant Agreement under the Executive Long-Term Incentive Plan, under the Business Officer Equity Program, Pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2021).

10.12
Form of the Fiscal Year 2022 Performance Share Unit Grant Agreement, under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2021).

10.13
Form of the Fiscal Year 2022 Non-Qualified Premium Stock Option Grant Agreement Pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2021).

10.14	Form of the Fiscal Year 2021 Executive Long Term Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2021).

10.15
Form of the Fiscal Year 2021 Restricted Share Unit Grant Agreement under the Executive Long-Term Incentive Plan, under the Business Officer Equity Program, Pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2020).

10.16
Form of the Fiscal Year 2021 Performance Share Unit Grant Agreement, Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2021).

10.17	Form of the Fiscal Year 2020 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2019).

10.18
Employment Letter dated October 12, 2017 between Brian A. Napack, President and Chief Executive Officer, and the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2017).

Index

10.19	Employment Letter dated February 5, 2019 between Matthew Kissner, Group Executive, and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 7, 2019).

10.20
Form of the Fiscal 2021 Restricted Share Unit Grant Agreement with Matthew S. Kissner under the Executive Long-Term Incentive Plan, under the Business Officer Equity Program, pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2020).

10.21
Separation and Release Agreement, dated June 11, 2021 between Matthew S. Kissner, Group Executive Vice President, and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 17, 2021).

10.22
Transition and Consulting Agreement, dated June 15, 2021 between Matthew S. Kissner, Group Executive Vice President, and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 17, 2021).

10.23
Employment Letter dated April 20, 2018 between Aref Matin, Executive Vice President and Chief Technology Officer, and the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2020).

10.24
Senior Executive Employment Agreement dated as of October 25, 2021 between Christina Van Tassell and the Company (incorporated by reference to the Company’s Current Report on Form 8-K dated as of October 28, 2021).

10.25
Employment Agreement dated August 7, 2020 between Todd Zipper, Executive Vice President & General Manager, Education Services and the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2021).

10.26
John Wiley & Sons, Inc. Supplemental Executive Retirement Plan as Amended and Restated effective as of January 1, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).

10.27	John Wiley & Sons, Inc. Supplemental Benefit Plan Amended and Restated as of January 1, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).

10.28
Deferred Compensation Plan of John Wiley & Sons, Inc. as Amended and Restated Effective as of January 1, 2016 including amendments through December 31, 2016 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).

10.29
Amendment to the Deferred Compensation Plan of John Wiley & Sons, Inc. effective January 1, 2020 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).

10.30
Amendment to the Deferred Compensation Plan of John Wiley & Sons, Inc. effective January 1, 2022 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2022).

10.31
Employees’ Retirement Plan of John Wiley & Sons, Inc. Amended and Restated June 30, 2013 with amendments through January 1, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).

10.32
Amendment to the Employees’ Retirement Plan of John Wiley & Sons, Inc. effective October 1, 2016 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).

10.33
Amendment to the Employees’ Retirement Plan of John Wiley & Sons, Inc. (IRS model 436 provisions) (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).

10.34
John Wiley & Sons, Inc. Employees’ Savings Plan Amended and Restated Effective July 1, 2013 including amendments through January 1, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).

Index

10.35	Amendment to the John Wiley & Sons, Inc. Employees’ Savings Plan approved December 19, 2018 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).

10.36	Amendment to the John Wiley & Sons, Inc. Employees’ Savings Plan approved September 26, 2019 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).

10.37	Amendment to the John Wiley & Sons, inc. Employees’ Savings Plan effective January 1, 2020 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).

10.38
Amendment to the John Wiley & Sons, Inc. Employees’ Savings Plan effective September 1, 2020 and January 1, 2021 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).

10.39
Amendment to the John Wiley & Sons, Inc. Employees' Savings Plan effective January 1, 2022 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2022).

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

(2) Financial Statement Schedule

Schedule II
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED APRIL 30, 2022, 2021, AND 2020
(Dollars in thousands)

Description	Balance at Beginning of Period	Cumulative Effect of Change in Accounting Principle(1)	Charged to Expenses	Deductions From Reserves and Other(2)	Balance at End of Period(3)
Year Ended April 30, 2022
Allowance for sales returns(4)	$22,199	$—	$29,191	$31,968	$19,422
Allowance for doubtful accounts	$21,474	$—	$4,029	$4,282	$21,221
Allowance for inventory obsolescence	$13,970	$—	$6,786	$9,537	$11,219
Valuation allowance on deferred tax assets	$4,855	$—	$230	$(24,915)	$30,000
Year Ended April 30, 2021
Allowance for sales returns(4)	$19,642	$—	$36,997	$34,440	$22,199
Allowance for doubtful accounts	$18,335	$1,776	$6,957	$5,594	$21,474
Allowance for inventory obsolescence	$16,067	$—	$9,236	$11,333	$13,970
Valuation allowance on deferred tax assets	$23,287	$—	$3,213	$21,645	$4,855
Year Ended April 30, 2020
Allowance for sales returns(4)	$18,542	$—	$48,829	$47,729	$19,642
Allowance for doubtful accounts	$14,307	$—	$5,470	$1,442	$18,335
Allowance for inventory obsolescence	$15,825	$—	$8,699	$8,457	$16,067
Valuation allowance on deferred tax assets	$21,179	$—	$2,108	$—	$23,287

(1)
See Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards” of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K regarding the adoption of ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. We adopted the new standard on May 1, 2020, with a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption.

(2)
Deductions From Reserves and Other for the years ended April 30, 2022, 2021, and 2020 include foreign exchange translation adjustments. Included in Allowance for doubtful accounts are accounts written off, less recoveries. Included in Allowance for inventory obsolescence are items removed from inventory.

(3)
Included in Valuation allowance on deferred tax assets for the years ended April 30, 2022 and 2020 are valuation allowances related to, and required with respect to foreign tax credits generated by the Tax Act. In connection with a 5-year loss carryback and a subsequent audit, certain foreign tax credits requiring a valuation allowance were reinstated.

(4)
Allowance for sales returns represents anticipated returns net of a recovery of inventory and royalty costs. The provision is reported as a reduction of gross sales to arrive at revenue and the reserve balance is reported as an increase in Contract liabilities with a corresponding increase in Inventories, net and a reduction in Accrued royalties for the years ended April 30, 2022, 2021, and 2020.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN WILEY & SONS, INC.
(Company)

Dated: June 24, 2022	By:	/s/ Brian A. Napack
Brian A. Napack
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Titles	Dated

/s/ Brian A. Napack	President and Chief Executive Officer and	June 24, 2022
Brian A. Napack	Director

/s/ Christina Van Tassell	Executive Vice President and Chief Financial Officer	June 24, 2022
Christina Van Tassell

/s/ Christopher F. Caridi	Senior Vice President, Global Corporate Controller and	June 24, 2022
Christopher F. Caridi	Chief Accounting Officer

/s/ Jesse C. Wiley	Chairman of the Board	June 24, 2022
Jesse C. Wiley

/s/ Mari J. Baker	Director	June 24, 2022
Mari J. Baker

/s/ George D. Bell	Director	June 24, 2022
George D. Bell

/s/ Beth A. Birnbaum	Director	June 24, 2022
Beth A. Birnbaum

/s/ David C. Dobson	Director	June 24, 2022
David C. Dobson

/s/ Mariana Garavaglia	Director	June 24, 2022
Mariana Garavaglia

/s/ Laurie A. Leshin	Director	June 24, 2022
Laurie A. Leshin

/s/ Raymond W. McDaniel, Jr.	Director	June 24, 2022
Raymond W. McDaniel, Jr.

/s/ William J. Pesce	Director	June 24, 2022
William J. Pesce

/s/ Inder Singh	Director	June 24, 2022
Inder Singh

Index