Form 10-Q
period 2022-07-31
JOHN WILEY & SONS, INC.
filed 2022-09-07
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

The number of shares outstanding of each of the Registrant’s classes of common stock as of August 31, 2022 were:

Class A, par value $1.00 – 46,673,476
Class B, par value $1.00 – 9,029,198

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION

INDEX

Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. The Securities and Exchange Commission (SEC) encourages companies to disclose forward-looking information so that investors can better understand a company’s prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding our fiscal year 2023 outlook, the anticipated impact on the ability of our employees, contractors, customers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business in the future due to the coronavirus (COVID-19) outbreak, anticipated restructuring charges and savings, operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those described in any forward-looking statements. Any such forward-looking statements are based upon many assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond our control, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment by Wiley in new technologies and products; (ii) subscriber renewal rates for our journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the seasonal nature of our educational business and the impact of the used book market; (vii) worldwide economic and political conditions; (viii) our ability to protect our copyrights and other intellectual property worldwide; (ix) our ability to successfully integrate acquired operations and realize expected opportunities; (x) the ability to realize operating savings over time and in fiscal year 2023 in connection with our multiyear Business Optimization Program and our Fiscal Year 2023 Restructuring Program; (xi) the impact of COVID-19 on our operations, performance, and financial condition; and (xii) other factors detailed from time to time in our filings with the SEC. We undertake no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

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

In this report, we may present the following non-GAAP performance measures:
●	Adjusted Earnings Per Share (Adjusted EPS);
●	Free Cash Flow less Product Development Spending;
●	Adjusted Contribution to Profit and margin;
●	Adjusted Operating Income and margin;
●	Adjusted Income Before Taxes;
●	Adjusted Income Tax Provision;
●	Adjusted Effective Tax Rate;
●	EBITDA, Adjusted EBITDA and margin;
●	Organic revenue; and
●	Results on a constant currency basis.

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

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – UNAUDITED
In thousands

	July 31, 2022	April 30, 2022
Assets:
Current assets
Cash and cash equivalents	$104,495	$100,397
Accounts receivable, net of allowance for credit losses of $23.5 million and $21.2 million, respectively	281,443	331,960
Inventories, net	33,422	36,585
Prepaid expenses and other current assets	81,410	81,924
Total current assets	500,770	550,866

Technology, property and equipment, net	258,454	271,572
Intangible assets, net	895,808	931,429
Goodwill	1,289,242	1,302,142
Operating lease right-of-use assets	103,196	111,719
Other non-current assets	181,838	193,967
Total assets	$3,229,308	$3,361,695

Liabilities and shareholders' equity:
Current liabilities
Accounts payable	$56,677	$77,438
Accrued royalties	93,552	101,596
Short-term portion of long-term debt	21,875	18,750
Contract liabilities	407,098	538,126
Accrued employment costs	80,200	117,121
Short-term portion of operating lease liabilities	19,788	20,576
Other accrued liabilities	101,554	95,812
Total current liabilities	780,744	969,419

Long-term debt	917,236	768,277
Accrued pension liability	77,511	78,622
Deferred income tax liabilities	159,717	180,065
Operating lease liabilities	127,055	132,541
Other long-term liabilities	84,719	90,502
Total liabilities	2,146,982	2,219,426

Shareholders’ equity
Preferred stock, $1 par value per share: Authorized shares – 2 million, Issued shares - 0	—	—
Class A common stock, $1 par value per share: Authorized shares - 180 million, Issued shares - 70,226 and 70,226 as of July 31, 2022 and April 30, 2022, respectively	70,226	70,226
Class B common stock, $1 par value per share: Authorized shares - 72 million, Issued shares - 12,956 and 12,956 as of July 31, 2022 and April 30, 2022, respectively	12,956	12,956
Additional paid-in-capital	458,578	459,297
Retained earnings	1,883,857	1,921,160
Accumulated other comprehensive loss, net of tax	(523,289)	(508,146)
Less treasury shares at cost (Class A – 23,557 and 23,515 as of July 31, 2022 and April 30, 2022, respectively; Class B – 3,924 and 3,924 as of July 31, 2022 and April 30, 2022, respectively)	(820,002)	(813,224)
Total shareholders’ equity	1,082,326	1,142,269
Total liabilities and shareholders' equity	$3,229,308	$3,361,695

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET (LOSS) INCOME – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended July 31,
	2022	2021
Revenue, net	$487,569	$488,388

Costs and expenses
Cost of sales	174,031	165,956
Operating and administrative expenses	282,751	260,589
Restructuring and related charges (credits)	22,441	(276)
Amortization of intangible assets	25,311	21,151
Total costs and expenses	504,534	447,420

Operating (loss) income	(16,965)	40,968

Interest expense	(6,332)	(4,639)
Foreign exchange transaction (losses) gains	(616)	370
Gain on sale of certain assets	—	3,750
Other income, net	526	3,553

(Loss) income before taxes	(23,387)	44,002
(Benefit) Provision for income taxes	(5,552)	30,172

Net (loss) income	$(17,835)	$13,830

(Loss) Earnings per share:
Basic	$(0.32)	$0.25
Diluted	$(0.32)	$0.24

Weighted average number of common shares outstanding:
Basic	55,736	55,869
Diluted	55,736	56,599

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME – UNAUDITED
Dollars in thousands

	Three Months Ended July 31,
	2022	2021
Net (loss) income	$(17,835)	$13,830

Other comprehensive (loss) income:
Foreign currency translation adjustment	(19,780)	(5,937)
Unamortized retirement credits, net of tax (expense) of $(1,480) and $(443), respectively	5,081	1,589
Unrealized (loss) gain on interest rate swaps, net of tax benefit (expense) of $61 and $(173), respectively	(444)	538
Total other comprehensive loss	(15,143)	(3,810)

Comprehensive (loss) income	$(32,978)	$10,020

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Dollars in thousands

	Three Months Ended July 31,
	2022	2021
Operating activities
Net (loss) income	$(17,835)	$13,830
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangible assets	25,311	21,151
Amortization of product development assets	8,288	9,058
Depreciation and amortization of technology, property and equipment	24,680	24,357
Restructuring and related charges (credits)	22,441	(276)
Stock-based compensation expense	7,123	6,341
Employee retirement plan expense	8,325	6,239
Foreign exchange transaction losses (gains)	616	(370)
Gain on sale of certain assets	—	(3,750)
Other noncash (credits) charges	(10,791)	27,672
Net change in operating assets and liabilities	(158,097)	(189,026)
Net cash used in operating activities	(89,939)	(84,774)
Investing activities
Product development spending	(5,825)	(5,670)
Additions to technology, property and equipment	(17,923)	(17,910)
Businesses acquired in purchase transactions, net of cash acquired	(96)	(3,032)
Proceeds related to the sale of certain assets	—	3,375
Acquisitions of publication rights and other	2,038	(295)
Net cash used in investing activities	(21,806)	(23,532)
Financing activities
Repayments of long-term debt	(111,800)	(41,300)
Borrowings of long-term debt	268,673	184,003
Purchases of treasury shares	(10,000)	(7,367)
Change in book overdrafts	(4,694)	(12,780)
Cash dividends	(19,468)	(19,307)
Impact of tax withholding on stock-based compensation and other	(4,722)	(4,160)
Net cash provided by financing activities	117,989	99,089
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(1,985)	(1,586)
Cash reconciliation:
Cash and cash equivalents	100,397	93,795
Restricted cash included in Prepaid expenses and other current assets	330	564
Balance at beginning of period	100,727	94,359
Increase/(decrease) for the period	4,259	(10,803)
Cash and cash equivalents	104,495	82,982
Restricted cash included in Prepaid expenses and other current assets	491	574
Balance at end of period	$104,986	$83,556
Cash paid during the period for:
Interest	$5,511	$4,183
Income taxes, net of refunds	$14,075	$6,441

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2022	$70,226	$12,956	$459,297	$1,921,160	$(508,146)	$(813,224)	$1,142,269
Restricted shares issued under stock-based compensation plans	—	—	(7,857)	—	—	7,944	87
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(4,722)	(4,722)
Stock-based compensation expense	—	—	7,138	—	—	—	7,138
Purchases of treasury shares	—	—	—	—	—	(10,000)	(10,000)
Class A common stock dividends ($0.3475 per share)	—	—	—	(16,330)	—	—	(16,330)
Class B common stock dividends ($0.3475 per share)	—	—	—	(3,138)	—	—	(3,138)
Comprehensive loss, net of tax	—	—	—	(17,835)	(15,143)	—	(32,978)
Balance at July 31, 2022	$70,226	$12,956	$458,578	$1,883,857	$(523,289)	$(820,002)	$1,082,326

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2021	$70,208	$12,974	$444,358	$1,850,058	$(490,790)	$(795,517)	$1,091,291
Restricted shares issued under stock-based compensation plans	—	—	(6,342)	(3)	—	6,409	64
Impact of tax withholding on stock-based compensation and other	—	—	310	—	—	(4,470)	(4,160)
Stock-based compensation expense	—	—	7,364	—	—	—	7,364
Purchases of treasury shares	—	—	—	—	—	(7,367)	(7,367)
Class A common stock dividends ($0.3450 per share)	—	—	—	(16,185)	—	—	(16,185)
Class B common stock dividends ($0.3450 per share)	—	—	—	(3,122)	—	—	(3,122)
Common stock class conversions	3	(3)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	13,830	(3,810)	—	10,020
Balance at July 31, 2021	$70,211	$12,971	$445,690	$1,844,578	$(494,600)	$(800,945)	$1,077,905

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

Our Unaudited Condensed Consolidated Financial Statements include all the accounts of the Company and our subsidiaries. We have eliminated all intercompany transactions and balances in consolidation. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Unaudited Condensed Consolidated Financial Condition, Results of Operations, Comprehensive Income and Cash Flows for the periods presented. Operating results for the interim period are not necessarily indicative of the results expected for the full year. All amounts are in thousands, except per share amounts, and approximate due to rounding. These financial statements should be read in conjunction with the most recent audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 as filed with the SEC on June 24, 2022 (2022 Form 10-K).

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

Note 2 — Recent Accounting Standards

Recently Adopted Accounting Standards

Convertible Debt Instruments, Derivatives and EPS

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock, as well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings-per-share (EPS) guidance. We adopted ASU 2020-06 on May 1, 2022. The adoption did not have an impact on our consolidated financial statements at the time of adoption.

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

XYZ Media’s revenue and operating loss included in our Education Services segment results for the three months ended July 31, 2022 was $2.5 million and $(1.5) million, respectively.

During the three months ended July 31, 2022, no revisions were made to the allocation of the consideration transferred to the assets acquired and liabilities assumed. We recorded the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date, which included a preliminary allocation of $22.2 million of goodwill allocated to the Education Services segment and $22.7 million of intangible assets subject to amortization.

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

Other Acquisitions in Fiscal Year 2022

On November 30, 2021, we acquired the assets of the eJournalPress business (EJP) from Precision Computer Works, Inc. EJP is a technology platform company with an established journal submission and peer review management system. The results of EJP are included in our Research segment results.

On October 1, 2021, we completed the acquisition of certain assets of J&J Editorial Services, LLC. (J&J). J&J is a publishing services company providing expert offerings in editorial operations, production, copyediting, system support and consulting. The results of J&J are included in our Research segment results.

We also completed the acquisition of two immaterial business included in our Research segment and the acquisition of one immaterial business in our Education Services segment.

The aggregate preliminary fair value of consideration transferred for these other acquisitions was approximately $41.2 million which included $36.2 million of cash paid at the acquisition dates and $5.0 million of additional cash to be paid after the acquisition dates. The fair value of the cash consideration transferred, net of $1.2 million of cash acquired was approximately $34.9 million.

The incremental revenue and operating loss included in the Research segment for the three months ended July 31, 2022 related to these other acquisitions was approximately $4.6 million and $(2.3), respectively.

During the three months ended July 31, 2022, no revisions were made to the allocation of the consideration transferred to the assets acquired and liabilities assumed. Associated with these other acquisitions, we recorded the preliminary aggregate excess purchase price over identifiable net tangible and intangible assets acquired and liabilities assumed, which included a preliminary allocation of $24.8 million of goodwill allocated to the Research segment and $15.6 million of intangible assets subject to amortization. No goodwill was allocated to the Education Services segment.

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

Note 4 — Revenue Recognition, Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by segment and product type.

	Three Months Ended July 31,
	2022	2021
Research (1):
Research Publishing (2)	$239,523	$243,284
Research Solutions (2)	35,390	31,472
Total Research	274,913	274,756

Academic & Professional Learning:
Education Publishing	63,056	66,380
Professional Learning	69,903	72,884
Total Academic & Professional Learning	132,959	139,264

Education Services:
University Services (3)	47,811	54,968
Talent Development Services (3)	31,886	19,400
Total Education Services	79,697	74,368

Total Revenue	$487,569	$488,388

(1)	The Research segment was previously referred to as Research Publishing & Platforms.
(2)
As previously announced, in May 2022 our revenue by product type previously referred to as Research Platforms was changed to Research Solutions. Research Solutions includes infrastructure and publishing services that help societies and corporations thrive in a complex knowledge ecosystem. In addition to Platforms (Atypon), certain product offerings such as corporate sales which included the recent acquisitions of Madgex Holdings Limited (Madgex), and Bio-Rad Laboratories Inc.’s Informatics products (Informatics) that were previously included in Research Publishing moved to Research Solutions to align with our strategic focus. Research Solutions also includes product offerings related to certain recent acquisitions such as J&J, and EJP. Prior period results have been revised to the new presentation. There were no changes to the total Research segment or our consolidated financial results. The revenue reclassified to Research Solutions was $20.0 million for the three months ended July 31, 2021.

(3)
In May 2022, we moved the WileyNXT product offering from Talent Development Services to University Services and the prior period results have been included in University Services. The revenue reclassified was $0.6 million for the three months ended July 31, 2021. There were no changes to the total Education Services segment or our total consolidated financial results.

The following information describes our disaggregation of revenue by segment and product type. Overall, the majority of our revenue is recognized over time.

Research

Research customers include academic, corporate, government, and public libraries, funders of research, researchers, scientists, clinicians, engineers and technologists, scholarly and professional societies, and students and professors. Research products are sold and distributed globally through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, and other customers. Publishing centers include Australia, China, Germany, India, the United Kingdom (UK), and the United States (US). The majority of revenue generated from Research products is recognized over time. Total Research revenue was $274.9 million in the three months ended July 31, 2022.

INDEX

We disaggregated revenue by Research Publishing and Research Solutions to reflect the different type of products and services provided.

Research Publishing Products

Research Publishing products provide scientific, technical, medical, and scholarly journals, as well as related content and services to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Research Publishing revenue was $239.5 million in the three months ended July 31, 2022 and the majority is recognized over time.

Research Publishing products generate approximately 87% of its revenue from contracts with its customers from Journal Subscriptions (pay to read), Open Access (pay to publish) and Transformational Agreements (read and publish) and the remainder from Licensing, Reprints, Backfiles, and Other.

Research Solutions Products and Services

Research Solutions services include Atypon Systems, Inc (Atypon) a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content on the web through the Literatum platform. In addition, Research Solutions includes advertising, spectroscopy software and spectral databases, and job board software and career center services, which includes the products and services from the recent acquisitions of Madgex and Informatics. As well as product and service offerings related to recent acquisitions such as J&J Editorial Services, LLC. (J&J) and the eJournalPress (EJP) business. J&J is a publishing services company providing expert offerings in editorial operations, production, copyediting, system support and consulting. EJP is a technology platform company with an established journal submission and peer-review management system. Research Solutions revenue was $35.4 million in the three months ended July 31, 2022 and the majority is recognized over time.

Academic & Professional Learning

Academic & Professional Learning provides Education Publishing and Professional Learning products and services including scientific, professional, and education print and digital books, digital courseware, and test preparation services to libraries, corporations, students, professionals, and researchers, as well as learning, development, and assessment services for businesses and professionals. Communities served include business, finance, accounting, workplace learning, management, leadership, technology, behavioral health, engineering/architecture, science and medicine, and education. Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, web sites, distributor networks and other online applications. Publishing centers include Australia, Germany, India, the UK, and the US. Total Academic & Professional Learning revenue was $133.0 million in the three months ended July 31, 2022.

We disaggregated revenue by type of products provided. Academic & Professional Learning products are Education Publishing and Professional Learning. Academic & Professional Learning revenues are mainly recognized at a point in time.

Education Publishing Products

Education Publishing products revenue was $63.1 million in the three months ended July 31, 2022. Education Publishing products generate approximately 74% of its revenue from contracts with its customers from Education (print and digital) Publishing, which is recognized at a point in time, and 7% from Digital Courseware which is recognized over time. The remainder of its revenues were from Test Preparation and Certification, and Licensing and Other, which has a mix of revenue recognized at a point in time and over time.

Professional Learning Products

Professional Learning products revenue was $69.9 million in the three months ended July 31, 2022. Professional Learning (print and digital) products generate approximately 59% of revenue from contracts with its customers from Professional Publishing, and Licensing and Other, and both are mainly recognized at a point in time. Approximately 41% of Professional Learning products revenue is from contracts with its customers from Corporate Training and Corporate Learning, which is recognized mainly over time.

INDEX

Education Services

Education Services revenue was $79.7 million in the three months ended July 31, 2022 and the majority is recognized over time. We disaggregated revenue by type of services provided, which are University Services and Talent Development Services.

University Services

University Services revenue was $47.8 million in the three months ended July 31, 2022 and is mainly recognized over time. University Services primarily engages in the comprehensive management of online degree programs for universities and has grown to include a broad array of technology enabled service offerings that address our partner specific pain points. Increasingly, this includes delivering career credentialing education that advances specific careers with in-demand skills.

Talent Development Services

Talent Development Services revenue was $31.9 million in the three months ended July 31, 2022 and is recognized at the point in time the services are provided to its customers. Talent Development Services is a talent placement provider that finds, trains and places job-ready technology talent in roles with leading corporations worldwide.

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

The following table provides information about accounts receivable, net and contract liabilities from contracts with customers.

	July 31, 2022	April 30, 2022	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$281,443	$331,960	$(50,517)
Contract liabilities (1)	407,098	538,126	(131,028)
Contract liabilities (included in Other long-term liabilities)	$20,171	$19,072	$1,099

(1)	The sales return reserve recorded in Contract liabilities is $29.6 million and $31.1 million, as of July 31, 2022 and April 30, 2022, respectively.

For the three months ended July 31, 2022, we estimate that we recognized revenue of approximately 43% that was included in the current contract liability at April 30, 2022.

The decrease in contract liabilities excluding the sales return reserve, was primarily driven by revenue earned on journal subscription agreements, transformational agreements, and open access, partially offset by renewals of journal subscription agreements, transformational agreements, and open access.

Remaining Performance Obligations included in Contract Liability

As of July 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $427.3 million, which included the sales return reserve of $29.6 million. Excluding the sales return reserve, we expect that approximately $377.5 million will be recognized in the next twelve months with the remaining $20.2 million to be recognized thereafter.

Assets Recognized for the Costs to Fulfill a Contract

Costs to fulfill a contract are directly related to a contract that will be used to satisfy a performance obligation in the future and are expected to be recovered. These costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. These types of costs are incurred in the following product types, (1) Research Solutions services, which includes customer specific implementation costs per the terms of the contract and (2) University Services, which includes customer specific costs to develop courses per the terms of the contract.

INDEX

Our assets associated with incremental costs to fulfill a contract were $10.7 million and $10.9 million at July 31, 2022 and April 30, 2022, respectively, and are included within Other non-current assets on our Unaudited Condensed Consolidated Statements of Financial Position. We recorded amortization expense of $1.2 million and $1.5 million in the three months ended July 31, 2022 and 2021, respectively, related to these assets within Cost of sales on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.

Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Academic & Professional Learning segment, occur before the transfer of control of the related goods. Therefore, in accordance with the revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are primarily reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. We incurred $6.5 million and $6.8 million in shipping and handling costs in the three months ended July 31, 2022 and 2021, respectively.

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

For operating leases, the ROU assets and lease liabilities are presented on our Unaudited Condensed Consolidated Statement of Financial Position as follows:

	July 31, 2022	April 30, 2022
Operating lease ROU assets	$103,196	$111,719
Short-term portion of operating lease liabilities	19,788	20,576
Operating lease liabilities, non-current	$127,055	$132,541

During the three months ended July 31, 2022, we added less than $0.1 million to the ROU assets and operating lease liabilities due to new leases, as well as modifications and remeasurements to our existing operating leases.

As a result of the Fiscal Year 2023 Restructuring Program, which included the exit of certain leased office space beginning in the three months ended July 31, 2022, we incurred an initial pretax restructuring charge of $20.0 million in the three months ended July 31, 2022. This initial charge included severance, impairment charges and acceleration of expense associated with certain operating lease ROU assets. See Note 9, “Restructuring and Related Charges (Credits)” for more information on this program and the charges incurred.

INDEX

Our total net lease costs are as follows:

	Three Months Ended July 31,
	2022	2021
Operating lease cost	$5,182	$5,917
Variable lease cost	278	344
Short-term lease cost	115	20
Sublease income	(198)	(201)
Total net lease cost (1)	$5,377	$6,080

(1)
Total net lease cost does not include those costs and sublease income included in Restructuring and related charges (credits) on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. This includes operating leases we identified as part of our restructuring programs that would be subleased. See Note 9, “Restructuring and Related Charges (Credits)” for more information on these programs.

Other supplemental information includes the following:

	Three Months Ended July 31,
	2022	2021
Weighted-average remaining contractual lease term (years)	8	9
Weighted-average discount rate	5.87%	5.83%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,341	$7,974

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on our Unaudited Condensed Consolidated Statement of Financial Position as of July 31, 2022:

Fiscal Year	Operating Lease Liabilities
2023 (remaining 9 months)	$20,619
2024	25,940
2025	24,556
2026	22,226
2027	17,871
Thereafter	77,513
Total future undiscounted minimum lease payments	188,725

Less: Imputed interest	41,882

Present value of minimum lease payments	146,843

Less: Current portion	19,788

Noncurrent portion	$127,055

INDEX

Note 6 — Stock-Based Compensation

We have stock-based compensation plans under which employees may be granted performance-based stock awards, other restricted stock awards and options. We recognize the grant date fair value of stock-based compensation in net income on a straight-line basis, net of estimated forfeitures over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established up to three years in advance, or less. For the three months ended July 31, 2022 and 2021, we recognized stock-based compensation expense, on a pretax basis, of $7.1 million and $6.3 million, respectively.

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

The following table summarizes awards we granted to employees (shares in thousands):
	Three Months Ended July 31,
	2022	2021
Restricted Stock:
Awards granted (shares)	494	433
Weighted average fair value of grant	$45.99	$57.36

Stock Option Activity

We granted 10,000 and 220,000 stock option awards during the three months ended July 31, 2022 and 2021, respectively. Options are exercisable over a maximum period of ten years from the date of grant. These options generally vest 10%, 20%, 30%, and 40% on April 30, or on each anniversary date after the award is granted.

The following table provides the estimated weighted average fair value for options granted during the three months ended July 31, 2022 and 2021 using the Black-Scholes option-pricing model, and the significant weighted average assumptions used in their determination.

	Three Months Ended July 31,
	2022	2021
Weighted average fair value of options on grant date	$9.42	$11.80

Weighted Average Assumptions:
Expected life of options (years)	5.9	6.3
Risk-free interest rate	0.5%	1.1%
Expected volatility	31.2%	30.6%
Expected dividend yield	3.0%	2.4%
Fair value of common stock on grant date	$45.99	$57.34
Exercise price of stock option grant	$45.99	$63.07

INDEX

Note 7 — Accumulated Other Comprehensive Loss

Changes in Accumulated other comprehensive loss by component, net of tax, for the three months ended July 31, 2022 and 2021 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total
Balance at April 30, 2022	$(329,566)	$(182,226)	$3,646	$(508,146)
Other comprehensive (loss) income before reclassifications	(19,780)	3,979	(737)	(16,538)
Amounts reclassified from Accumulated other comprehensive loss	—	1,102	293	1,395
Total other comprehensive (loss) income	(19,780)	5,081	(444)	(15,143)
Balance at July 31, 2022	$(349,346)	$(177,145)	$3,202	$(523,289)

Balance at April 30, 2021	$(257,941)	$(228,146)	$(4,703)	$(490,790)
Other comprehensive (loss) income before reclassifications	(5,937)	142	(293)	(6,088)
Amounts reclassified from Accumulated other comprehensive loss	—	1,447	831	2,278
Total other comprehensive (loss) income	(5,937)	1,589	538	(3,810)
Balance at July 31, 2021	$(263,878)	$(226,557)	$(4,165)	$(494,600)

During the three months ended July 31, 2022 and 2021, pretax actuarial losses included in Unamortized Retirement Costs of approximately $1.5 million and $1.8 million, respectively, were amortized from Accumulated other comprehensive loss and recognized as pension and post-retirement benefit expense primarily in Operating and administrative expenses and Other income, net on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.

Our policy for releasing the income tax effects from accumulated other comprehensive (loss) income is to release when the corresponding pretax accumulated other comprehensive (loss) income items are reclassified to earnings.

Note 8 — Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of (loss) earnings per share follows (shares in thousands):

	Three Months Ended July 31,
	2022	2021
Weighted average shares outstanding	55,736	55,869
Shares used for basic (loss) earnings per share	55,736	55,869
Dilutive effect of unvested restricted stock units and other stock awards	—	730
Shares used for diluted (loss) earnings per share	55,736	56,599
Antidilutive options to purchase Class A common shares, restricted shares, warrants to purchase Class A common shares, and contingently issuable restricted stock which are excluded from the table above	1,211	930

In calculating diluted net loss per common share for the three months ended July 31, 2022 our diluted weighted average number of common shares outstanding excludes the effect of unvested restricted stock units and other stock awards as the effect was anti-dilutive. This occurs when a US GAAP net loss is reported and the effect of using dilutive shares is antidilutive.

The shares associated with performance-based stock awards are considered contingently issuable shares and will be included in the diluted weighted average number of common shares outstanding when they have met the performance conditions and when their effect is dilutive.

INDEX

Note 9 — Restructuring and Related Charges (Credits)

Fiscal Year 2023 Restructuring Program

In May 2022, the Company initiated a global program to restructure and align our cost base with current and anticipated future market conditions (Fiscal Year 2023 Restructuring Program).

The following tables summarize the pretax restructuring charges related to this program:
Three Months Ended July 31,
2022
Charges by Segment:
Research	$81
Academic & Professional Learning	5,914
Education Services	830
Corporate Expenses	14,916
Total Restructuring and Related Charges	$21,741

Charges by Activity:
Severance and termination benefits	$12,097
Impairment of operating lease ROU assets and property and equipment	6,106
Acceleration of expense related to operating lease ROU assets and property and equipment	1,840
Facility related charges, net	1,698
Total Restructuring and Related Charges	$21,741

This program includes the exit of certain leased office space beginning in the three months ended July 31, 2022 and the reduction of our occupancy at other facilities. We are reducing our real estate square footage occupancy by approximately 17%. In addition, the program includes severance related charges for the elimination of certain positions. These actions resulted in an initial pretax restructuring charge of $20.0 million in the three months ended July 31, 2022. This restructuring charge primarily reflects the following charges:
•	Severance charges of $12.1 million for the elimination of certain positions,
•
Impairment charges of $6.1 million recorded in our corporate category, which included the impairment of operating lease ROU assets of $2.9 million related to certain leases that will be subleased, and the related property and equipment of $3.2 million described further below, and

•
Acceleration of expense of $1.8 million, which included the acceleration of rent expense associated with operating lease ROU assets of $0.9 million related to certain leases that will be abandoned or terminated and the related depreciation and amortization of property and equipment of $0.9 million.

Due to the actions taken above, we tested the operating lease ROU assets and the related property and equipment for those being subleased for recoverability by comparing the carrying value of the asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset groups were below the carrying values. Therefore, there was an indication of impairment. We then determined the fair value of the asset groups by utilizing the present value of the estimated future cash flows attributable to the assets. The fair value of these operating lease ROU assets and the property and equipment immediately subsequent to the impairment was $2.4 million and was categorized as Level 3 within the FASB ASC Topic 820, “Fair Value Measurements” fair value hierarchy.

In addition, we also incurred ongoing facility-related costs associated with certain properties that resulted in additional restructuring charges of $1.7 million in the three months ended July 31, 2022.

INDEX

The following table summarizes the activity for the Fiscal Year 2023 Restructuring Program liability for the three months ended July 31, 2022:
	April 30, 2022	Charges	Payments	Foreign Translation & Other Adjustments	July 31, 2022
Severance and termination benefits	$—	$12,097	$(3,795)	$30	$8,332
Total	$—	$12,097	$(3,795)	$30	$8,332

The restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs on our Unaudited Condensed Consolidated Statement of Financial Position as of July 31, 2022.

Business Optimization Program

Beginning in fiscal year 2020, we initiated a multi-year Business Optimization Program (the Business Optimization Program) to drive efficiency improvement and operating savings.

The following tables summarize the pretax restructuring charges (credits) related to this program:

	Three Months Ended July 31,		Total Charges
	2022	2021	Incurred to Date
Charges (Credits) by Segment:
Research	$—	$216	$3,882
Academic & Professional Learning	(124)	171	13,126
Education Services	3	(34)	4,316
Corporate Expenses	821	(629)	44,211
Total Restructuring and Related Charges (Credits)	$700	$(276)	$65,535

Charges (Credits) by Activity:
Severance and termination benefits	$(114)	$(614)	$35,005
Impairment of operating lease ROU assets and property and equipment	—	—	15,079
Acceleration of expense related to operating lease ROU assets and property and equipment	—	—	3,378
Facility related charges, net	814	338	10,333
Other activities	—	—	1,740
Total Restructuring and Related Charges (Credits)	$700	$(276)	$65,535

The credits in severance and termination benefits activities for the three months ended July 31, 2022 and 2021, primarily reflects changes in the number of headcount reductions and estimates for previously accrued costs.

Facilities related charges include sublease income related to those operating leases we had identified in the year ended April 30, 2021 as part of our Business Optimization program that would be subleased.
The following table summarizes the activity for the Business Optimization Program liability for the three months ended July 31, 2022:

	April 30, 2022	(Credits)	Payments	Foreign Translation & Other Adjustments	July 31, 2022
Severance and termination benefits	$2,079	$(114)	$(100)	$(30)	$1,835
Total	$2,079	$(114)	$(100)	$(30)	$1,835

The restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs on our Unaudited Condensed Consolidated Statement of Financial Position as of July 31, 2022.

INDEX

Note 10 — Segment Information

We report our segment information in accordance with the provisions of FASB Accounting Standards Codification (ASC) Topic 280, “Segment Reporting”. These segments reflect the way our chief operating decision maker evaluates our business performance and manages the operations. The performance metric used by our chief operating decision maker to evaluate performance of our reportable segments is Adjusted Contribution to Profit. Our segment reporting structure consists of three reportable segments, which are listed below, as well as a Corporate category, which includes certain costs that are not allocated to the reportable segments:
●	Research
●	Academic & Professional Learning
●	Education Services

Segment information is as follows:

	Three Months Ended July 31,
	2022	2021
Revenue:
Research (1)	$274,913	$274,756
Academic & Professional Learning	132,959	139,264
Education Services	79,697	74,368
Total revenue	$487,569	$488,388

Adjusted Contribution to Profit:
Research (1)	$69,104	$79,024
Academic & Professional Learning	1,375	8,323
Education Services (2)	(11,742)	(1,861)
Total adjusted contribution to profit	58,737	85,486
Adjusted corporate contribution to profit	(48,667)	(44,794)
Total adjusted operating income	$10,070	$40,692

Depreciation and Amortization:
Research (1)	$23,801	$23,762
Academic & Professional Learning	16,532	18,364
Education Services (2)	13,790	8,303
Total depreciation and amortization	54,123	50,429
Corporate depreciation and amortization	4,156	4,137
Total depreciation and amortization	$58,279	$54,566

(1)	The Research segment was previously referred to as Research Publishing & Platforms.
(2)
On January 1, 2020, Wiley acquired mthree, a talent placement provider that addresses the IT skills gap by finding, training, and placing job-ready technology talent in roles with leading corporations worldwide. Its results of operations are included in our Education Services segment. In late May 2022, Wiley renamed the mthree talent development solution to Wiley Edge and discontinued use of the mthree trademark during the three months ended July 31, 2022. As a result of these actions, we determined that a revision of the useful life was warranted and the intangible asset was fully amortized over its remaining useful life resulting in accelerated amortization expense of $4.6 million in the three months ended July 31, 2022. This amortization expense was an adjustment to the Education Services Adjusted contribution to profit. In addition, it was included in Depreciation and amortization in the table above for segment reporting.

INDEX

The following table shows a reconciliation of our consolidated US GAAP Operating (Loss) Income to Non-GAAP Adjusted Operating Income:

	Three Months Ended July 31,
	2022	2021
US GAAP Operating (Loss) Income	$(16,965)	$40,968
Adjustments:
Restructuring and related charges (credits) (1)	22,441	(276)
Accelerated amortization of an intangible asset (2)	4,594	—
Non-GAAP Adjusted Operating Income	$10,070	$40,692

(1)	See Note 9, “Restructuring and Related Charges (Credits)” for these charges by segment.
(2)	As described above, this accelerated amortization relates to the mthree trademark.

See Note 4, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the three months ended July 31, 2022 and 2021.

Note 11 — Inventories

Inventories, net consisted of the following:

	July 31, 2022	April 30, 2022
Finished goods	$29,110	$31,270
Work-in-process	1,096	1,729
Paper and other materials	270	275
Total inventories before estimated sales returns and LIFO reserve	$30,476	$33,274
Inventory value of estimated sales returns	7,455	7,820
LIFO reserve	(4,509)	(4,509)
Inventories, net	$33,422	$36,585

Note 12 — Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill by segment as of July 31, 2022:

	April 30, 2022	Foreign Translation Adjustment	July 31, 2022
Research (1)	$610,416	$(9,530)	$600,886
Academic & Professional Learning	498,136	(3,108)	495,028
Education Services (2)	193,590	(262)	193,328
Total	$1,302,142	$(12,900)	$1,289,242

(1)	The Research segment was previously referred to as Research Publishing & Platforms.
(2)	The Education Services goodwill balance as of April 30, 2022 includes a cumulative pretax noncash goodwill impairment of $110.0 million.

INDEX

Intangible Assets

Intangible assets, net were as follows:

	July 31, 2022	April 30, 2022 (1)
Intangible assets with definite lives, net:
Content and publishing rights	$483,180	$499,937
Customer relationships	234,684	242,058
Developed technology	51,380	54,721
Brands and trademarks (2)	10,390	16,021
Covenants not to compete	370	393
Total intangible assets with definite lives, net	780,004	813,130
Intangible assets with indefinite lives:
Brands and trademarks	37,000	37,000
Publishing rights	78,804	81,299
Total intangible assets with indefinite lives	115,804	118,299
Total intangible assets, net	$895,808	$931,429

(1)
The developed technology balance as of April 30, 2022 is presented net of accumulated impairments and write-offs of $2.8 million. The indefinite-lived brands and trademarks as of April 30, 2022 is net of accumulated impairments of $93.1 million.

(2)
On January 1, 2020, Wiley acquired mthree, a talent placement provider that addresses the IT skills gap by finding, training, and placing job-ready technology talent in roles with leading corporations worldwide. Its results of operations are included in our Education Services segment. In late May 2022, Wiley renamed the mthree talent development solution to Wiley Edge and discontinued use of the mthree trademark during the three months ended July 31, 2022. As a result of these actions, we determined that a revision of the useful life was warranted and the intangible asset was fully amortized over its remaining useful life resulting in accelerated amortization expense of $4.6 million in the three months ended July 31, 2022.

Note 13 — Income Taxes

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate for the three months ended July 31, 2022 was 23.7% compared to 68.6% for the three months ended July 31, 2021.

The rate for the three months ended July 31, 2022 was greater than the US statutory rate primarily due to the mix of foreign earnings, the impact of US state taxes, the tax impact of the restructuring programs described in Note 9, “Restructuring and Related Charges (Credits),” and a discrete item relating to restricted stock compensation.

The rate for the three months ended July 31, 2022 was lower than the rate for the three months ended July 31, 2021 primarily due to an increase in the UK statutory rate announced during the first three months of fiscal 2022 and reflected in the effective tax rate for the three months ended July 31, 2021. On June 10, 2021, the UK enacted legislation that increased its statutory rate from 19% to 25% effective April 1, 2023, resulting in a $20.7 million non-cash deferred tax expense.

Each year we file many tax returns given the number of national, state, and local tax jurisdictions in which we operate. These tax returns are subject to examination and possible challenge by the tax authorities, and positions challenged by the tax authorities may be settled or appealed by us. As a result, there is an uncertainty in income taxes recognized in our financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. The ultimate resolution of such uncertainties, however, is not expected to have a material impact on the results of our operations.

On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, enacting a book-minimum tax for certain US corporations, an excise tax on repurchases of stock by certain publicly traded corporations, and certain clean energy tax provisions.  Based on our currently anticipated operations, we believe that these new provisions would not result in material additional tax liabilities, and do not anticipate that the IRA will have a material adverse impact on our operations. Nonetheless, we will continue to review as regulations and interpretations are adopted by the Internal Revenue Service to implement the IRA.

INDEX

Note 14 — Retirement Plans

The components of net pension income for our defined benefit plans were as follows:

	Three Months Ended July 31,
	2022	2021
Service cost	$200	$307
Interest cost	6,189	5,223
Expected return on plan assets	(8,384)	(10,259)
Amortization of prior service cost	(23)	(22)
Amortization of net actuarial loss	1,524	1,897
Net pension income	$(494)	$(2,854)

The service cost component of net pension income is reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. The other components of net pension income are reported separately from the service cost component and below Operating (loss) income. Such amounts are reflected in Other income, net on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.

Employer defined benefit pension plan contributions were $3.9 million and $4.5 million for the three months ended July 31, 2022 and 2021, respectively.

Defined Contribution Savings Plans

The expense for employer defined contribution savings plans was $8.8 million and $9.1 million for the three months ended July 31, 2022 and 2021, respectively.

Note 15 — Debt and Available Credit Facilities

Our total debt outstanding consisted of the amounts set forth in the following table:

	July 31, 2022	April 30, 2022
Short-term portion of long-term debt (1)	$21,875	$18,750

Term loan A - Amended and Restated RCA (2)	198,135	204,343
Revolving credit facility - Amended and Restated RCA	719,101	563,934
Total long-term debt, less current portion	917,236	768,277

Total debt	$939,111	$787,027

(1)	Relates to our term loan A under the Amended and Restated RCA.
(2)	Amounts are shown net of unamortized issuance costs of $0.3 million as of July 31, 2022 and $0.3 million as of April 30, 2022.

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

On December 22, 2021, we entered into the first amendment (the “First Amendment”) to the Amended and Restated RCA. The First Amendment, among other things, (i) changes the rate under the Amended and Restated RCA for borrowings denominated in Sterling from a LIBOR-based rate to a daily simple Sterling Overnight Index Average (SONIA) subject to certain adjustments specified in the Amended and Restated RCA, (ii) changes the rate under the Amended and Restated RCAfor borrowings denominated in Euro from a LIBOR-based rate to a EURIBOR-based rate or a Euro Short Term Rate subject to certain adjustments specified in the Amended and Restated RCA, and (iii) updates certain other provisions regarding successor interest rates to LIBOR.

The Amended and Restated RCA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of July 31, 2022.

The amortization expense of the costs incurred related to the Amended and Restated RCA related to the lender and non-lender fees is recognized over the five-year term of the Amended and Restated RCA. Total amortization expense was $0.3 million for both the three months ended July 31, 2022 and 2021, respectively and is included in Interest expense on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.

As of July 31, 2022, we had approximately $531.9 million of unused borrowing capacity under our Amended and Restated RCA and other facilities. The weighted average interest rates on total debt outstanding during the three months ended July 31, 2022 and 2021 were 2.83% and 2.02%, respectively. As of July 31, 2022 and April 30, 2022, the weighted average interest rates for total debt were 2.99% and 2.55%, respectively.

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

Interest Rate Contracts

As of July 31, 2022, we had total debt outstanding of $939.1 million, net of unamortized issuance costs of $0.3 million of which $939.4 million are variable rate loans outstanding under the Amended and Restated RCA, which approximated fair value.

We had outstanding interest rate swap agreements with combined notional amounts of $500.0 million as of July 31, 2022 and April 30, 2022, respectively. These agreements were accounted for as cash flow hedges which fixed a portion of the variable interest due on our Amended and Restated RCA.

On June 24, 2019, we entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on our Amended and Restated RCA. Under the terms of the agreement, which expired on July 15, 2022, we paid a fixed rate of 1.650% and received a variable rate of interest based on one-month LIBOR from the counterparty which was reset every month for a three-year period ending July 15, 2022. Prior to expiration, the notional amount of the interest rate swap was $100.0 million.

On June 16, 2022 we entered into a forward starting interest rate swap agreement, which fixed a portion of the variable interest due on our Amended and Restated RCA. Under the terms of the agreement, we pay a fixed rate of 3.500% and receive a variable rate of interest based on one month LIBOR from the counterparty which is reset every month for a three-year period ending May 15, 2024. As of July 31, 2022, the notional amount of the interest rate swap was $100.0 million.

INDEX

We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of July 31, 2022 was a deferred loss of $0.9 million and a deferred gain of $6.3 million. Based on the maturity dates of the contracts, the entire deferred loss as of July 31, 2022 was recorded within Other long-term liabilities, $1.3 million of the deferred gain was recorded within Prepaid expenses and other current assets, and $5.0 million was recorded within Other non-current assets.

The fair value of the interest rate swaps as of April 30, 2022 was a deferred loss of $0.2 million and a deferred gain of $5.8 million. Based on the maturity dates of the contracts, the entire deferred loss as of April 30, 2022 was recorded within Other accrued liabilities, $0.9 million of the deferred gain was recorded within Prepaid expenses and other current assets, and $4.9 million was recorded within Other non-current assets

The pretax (losses) that were reclassified from Accumulated other comprehensive loss into Interest expense for the three months ended July 31, 2022 and 2021 were $(0.4) million and $(1.1) million, respectively.

Foreign Currency Contracts

We may enter into forward exchange contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign exchange transaction (losses) gains on our Unaudited Condensed Consolidated Statements of Net (Loss) Income and carried at fair value on our Unaudited Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign exchange transaction (losses) gains on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.

As of July 31, 2022, and April 30, 2022, we did not maintain any open forward exchange contracts. In addition, we did not maintain any open forward contracts during the three months ended July 31, 2022 and 2021.

Note 17 — Capital Stock and Changes in Capital Accounts

Share Repurchases

The following table summarizes the share repurchases of Class A and Class B Common Stock (shares in thousands):

	Three Months Ended July 31,
	2022	2021
Shares repurchased - Class A	212	129
Shares repurchased - Class B	—	1
Average price - Class A and Class B	$47.12	$56.88

Dividends

The following table summarizes the cash dividends paid during the three months ended July 31, 2022:

Date of Declaration by Board of Directors	Quarterly Cash Dividend	Total Dividend	Class of Common Stock	Dividend Paid Date	Shareholders of Record as of Date
June 22, 2022	$0.3475 per common share	$19.4 million	Class A and Class B	July 20, 2022	July 6, 2022

INDEX

Changes in Common Stock

The following is a summary of changes during the three months ended July 31, in shares of our common stock and common stock in treasury (shares in thousands):

Changes in Common Stock A:	2022	2021
Number of shares, beginning of year	70,226	70,208
Common stock class conversions	—	3
Number of shares issued, end of period	70,226	70,211

Changes in Common Stock A in treasury:
Number of shares held, beginning of year	23,515	23,419
Purchases of treasury shares	212	129
Restricted shares issued under stock-based compensation plans - non-PSU Awards	(119)	(118)
Restricted shares issued under stock-based compensation plans - PSU Awards	(149)	(103)
Restricted shares issued from exercise of stock options	—	(22)
Shares withheld for taxes	98	85
Number of shares held, end of period	23,557	23,390
Number of Common Stock A outstanding, end of period	46,669	46,821

Changes in Common Stock B:	2022	2021
Number of shares, beginning of year	12,956	12,974
Common stock class conversions	—	(3)
Number of shares issued, end of period	12,956	12,971

Changes in Common Stock B in treasury:
Number of shares held, beginning of year	3,924	3,922
Purchases of treasury shares	—	1
Number of shares held, end of period	3,924	3,923
Number of Common Stock B outstanding, end of period	9,032	9,048

Note 18 — Commitments and Contingencies

We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of July 31, 2022, will not have a material effect upon our consolidated financial condition or results of operations.

INDEX

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with our Condensed Consolidated Financial Statements and related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2022 Form 10-K and our Consolidated Financial Statements and related notes set forth in Item 8 of Part II of our 2022 Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in thousands, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Unaudited Condensed Consolidated Financial Statements,” unless the context indicates otherwise.

OVERVIEW

Wiley is a global leader in scientific research and career-connected education, unlocking human potential by enabling discovery, powering education, and shaping workforces. For over 200 years, Wiley has fueled the world’s knowledge ecosystem. Today, our high-impact content, platforms, and services help researchers, learners, institutions, and corporations achieve their goals in an ever-changing world. Wiley is a predominantly digital company with approximately 83% of revenue generated by digital products and tech-enabled services, and 58% of revenue is recurring which includes revenue that is contractually obligated or set to recur with a high degree of certainty for the three months ended July 31, 2022.

We report financial information for the following segments, as well as a Corporate category, which includes certain costs that are not allocated to the reportable segments:
●	Research (which was previously referred to as Research Publishing & Platforms)
●	Academic & Professional Learning
●	Education Services

Through the Research segment, we provide peer-reviewed STM publishing, content platforms, and related services to academic, corporate, and government customers, academic societies, and individual researchers. The Academic & Professional Learning segment provides Education Publishing and Professional Learning content and courseware, training, and learning services, to students, professionals, and corporations. The Education Services segment provides University Services (online program management or OPM services) for academic institutions and Talent Development Services including placement and training for professionals and businesses.

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

CONSOLIDATED RESULTS OF OPERATIONS – THREE MONTHS ENDED JULY 31, 2022

Revenue:

Revenue for the three months ended July 31, 2022 was flat as compared with the prior year on a reported basis and increased 4% on a constant currency basis including contributions from acquisitions. Excluding the contributions from acquisitions, organic revenue increased 2% on a constant currency basis.

See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.

Cost of Sales:

Cost of sales for the three months ended July 31, 2022 increased $8.1 million, or 5%, as compared with the prior year. On a constant currency basis, cost of sales increased 10% as compared with the prior year. This increase was primarily due to higher employee costs to support the growth in Talent Development Services within the Education Services segment.

INDEX

Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended July 31, 2022 increased $22.2 million, or 9%, as compared with the prior year. On a constant currency basis, operating and administrative expenses increased 13% as compared with the prior year primarily reflecting higher employment costs, notably in technology to support growth initiatives, and in editorial due to additional resources to support investments in growth. Additionally, travel and entertainment costs increased due to the resumption of in-person activities.

Restructuring and Related Charges (Credits):

Fiscal Year 2023 Restructuring Program

In May 2022, the Company initiated a global program to restructure and align our cost base with current and anticipated future market conditions. This program includes the exit of certain leased office space beginning in the first quarter of fiscal year 2023 and the reduction of our occupancy at other facilities. We are reducing our real estate square footage occupancy by approximately 17%. In addition, the program includes severance related charges for the elimination of certain positions. We anticipate $25 million in savings from actions starting in fiscal year 2023. These actions resulted in an initial pretax restructuring charge of $20.0 million in the three months ended July 31, 2022. This restructuring charge primarily reflects the following charges:
•	Severance charges of $12.1 million for the elimination of certain positions.
•
Impairment charges of $6.1 million recorded in our corporate category, which included the impairment of operating lease ROU assets of $2.9 million related to certain leases that will be subleased, and the related property and equipment of $3.2 million described further below, and

•
Acceleration of expense of $1.8 million, which included the acceleration of rent expense associated with operating lease ROU assets of $0.9 million related to certain leases that will be abandoned or terminated and the related depreciation and amortization of property and equipment of $0.9 million.

In addition, we also incurred ongoing facility-related costs associated with certain properties that resulted in additional restructuring charges of $1.7 million in the three months ended July 31, 2022.

These actions are anticipated to yield annualized cost savings estimated to be approximately $35 million. We anticipate ongoing facility-related costs associated with certain properties to result in additional restructuring charges in future periods.

See Note 9, “Restructuring and Related Charges (Credits)” for more details on these charges.

Business Optimization Program

For the three months ended July 31, 2022 and 2021, we recorded pretax restructuring charges of $0.7 million and credits of $(0.3) million, respectively, related to this program. We anticipated $10.0 million in run rate savings from actions starting in fiscal 2022. These charges and credits are reflected in Restructuring and related charges (credits) on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. See Note 9, “Restructuring and Related Charges (Credits)” for more details on these charges and credits.

For the impact of our restructuring programs on diluted earnings per share, see the section below, “Diluted (Loss) Earnings per Share (EPS).”

Amortization of Intangible Assets:

Amortization of intangible assets was $25.3 million for the three months ended July 31, 2022, an increase of $4.1 million, or 20%, as compared with the prior year. On a constant currency basis, amortization of intangible assets increased 23% as compared with the prior year primarily due to the acceleration of expense of $4.6 million related to the discontinued use of the mthree trademark and, to a lesser extent, other acquisitions completed in fiscal year 2022. These were partially offset by the completion of amortization of certain acquired intangible assets. See Note 3, “Acquisitions” for more details on these acquisitions.

INDEX

In January 1, 2020, Wiley acquired mthree, a talent placement provider that addresses the IT skills gap by finding, training, and placing job-ready technology talent in roles with leading corporations worldwide. Its results of operations are included in our Education Services segment. In late May 2022, Wiley renamed the mthree talent development solution to Wiley Edge and discontinued use of the mthree trademark during the three months ended July 31, 2022. As a result of these actions, we determined that a revision of the useful life was warranted and the intangible asset was fully amortized over its remaining useful life resulting in accelerated amortization expense of $4.6 million in the three months ended July 31, 2022.

Operating (Loss) Income, Adjusted Operating Income (OI) and Adjusted EBITDA:

Operating loss was $(17.0) million for the three months ended July 31, 2022 compared with prior year income of $41.0 million. The decrease was primarily due to restructuring charges in the three months ended July 31, 2022, and the increase in operating and administrative expenses as described above.

Adjusted OI on a constant currency basis and excluding restructuring charges (credits) and the accelerated amortization of an intangible asset, decreased 81% as compared with the prior year primarily due to an increase in operating and administrative expenses, and cost of sales, partially offset by higher revenues as described above.

Adjusted EBITDA on a constant currency basis and excluding restructuring charges (credits), decreased 34% as compared with the prior year primarily due to an increase in operating and administrative expenses, and cost of sales, partially offset by revenue performance.

Adjusted OI

Below is a reconciliation of our consolidated US GAAP Operating (Loss) Income to Non-GAAP Adjusted OI:

	Three Months Ended July 31,
	2022	2021
US GAAP Operating (Loss) Income	$(16,965)	$40,968
Adjustments:
Restructuring and related charges (credits)	22,441	(276)
Accelerated amortization of an intangible asset (1)	4,594	—
Non-GAAP Adjusted OI	$10,070	$40,692

(1)
As described above, we determined that a revision of the useful life of the mthree trademark was warranted and the intangible asset was fully amortized over its remaining useful life resulting in accelerated amortization expense of $4.6 million in the three months ended July 31, 2022.

Adjusted EBITDA

Below is a reconciliation of our consolidated US GAAP Net (Loss) Income to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended July 31,
	2022	2021
Net (Loss) Income	$(17,835)	$13,830
Interest expense	6,332	4,639
(Benefit) provision for income taxes	(5,552)	30,172
Depreciation and amortization	58,279	54,566
Non-GAAP EBITDA	41,224	103,207
Restructuring and related charges (credits)	22,441	(276)
Foreign exchange transaction losses (gains)	616	(370)
Gain on sale of certain assets	—	(3,750)
Other income, net	(526)	(3,553)
Non-GAAP Adjusted EBITDA	$63,755	$95,258

INDEX

Interest Expense:

Interest expense was $6.3 million for the three months ended July 31, 2022 compared with the prior year of $4.6 million. This increase was primarily due to a higher weighted average effective interest rate.

Foreign Exchange Transaction (Losses) Gains:

Foreign exchange transaction losses were $(0.6) million for the three months ended July 31, 2022 and were primarily due to losses on our intercompany accounts receivable and payable balances and, to a lesser extent, losses on our third-party receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.

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

Provision for Income Taxes:

Below is a reconciliation of our US GAAP (Loss) Income Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Three Months Ended July 31,
	2022	2021
US GAAP (Loss) Income Before Taxes	$(23,387)	$44,002
Pretax Impact of Adjustments:
Restructuring and related charges (credits)	22,441	(276)
Foreign exchange losses (gains) on intercompany transactions	666	(795)
Amortization of acquired intangible assets	26,385	22,284
Gain on sale of certain assets	—	(3,750)
Non-GAAP Adjusted Income Before Taxes	$26,105	$61,465

Below is a reconciliation of our US GAAP Income Tax (Benefit) Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Three Months Ended July 31,
	2022	2021
US GAAP Income Tax (Benefit) Provision	$(5,552)	$30,172
Income Tax Impact of Adjustments (1):
Restructuring and related charges (credits)	5,517	45
Foreign exchange losses (gains) on intercompany transactions	175	(101)
Amortization of acquired intangible assets	5,832	4,843
Gain on sale of certain assets	—	(936)
Income Tax Adjustments:
Impact of increase in UK statutory rate on deferred tax balances (2)	—	(20,726)
Non-GAAP Adjusted Income Tax Provision	$5,972	$13,297

US GAAP Effective Tax Rate	23.7%	68.6%
Non-GAAP Adjusted Effective Tax Rate	22.9%	21.6%

(1)	For the three months ended July 31, 2022 and 2021, substantially all of the tax impact was from deferred taxes.
(2)	These adjustments impacted deferred taxes in the three months ended July 31, 2021.

INDEX

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate for the three months ended July 31, 2022, was 23.7% compared to 68.6% for the three months ended July 31, 2021. The rate for the three months ended July 31, 2022, was greater than the US statutory rate primarily due to the mix of foreign earnings, the impact of US state taxes, the tax impact of the restructuring programs described in Note 9, “Restructuring and Related Charges (Credits),” and a discrete item relating to restricted stock compensation.

Excluding the tax impact of restructuring and other adjustments noted in the table above, the Non-GAAP Adjusted Effective Tax Rate was 22.9.% for the three months ended July 31, 2022, compared to 21.6% for the three months ended July 31, 2021. The increase in the Non-GAAP Effective Tax Rate for the three months ended July 31, 2022 compared with the prior year is primarily due to the same factors as noted above.

On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, enacting a book-minimum tax for certain US corporations, an excise tax on repurchases of stock by certain publicly traded corporations, and certain clean energy tax provisions.  Based on our currently anticipated operations, we believe that these new provisions would not result in material additional tax liabilities, and do not anticipate that the IRA will have a material adverse impact on our operations. Nonetheless, we will continue to review as regulations and interpretations are adopted by the Internal Revenue Service to implement the IRA.

Diluted (Loss) Earnings per Share (EPS):

EPS for the three months ended July 31, 2022 was a loss of $(0.32) per share compared with earnings of $0.24 per share for the three months ended July 31, 2021. This decrease was primarily due to an operating loss in the three months ended July 31, 2022, partially offset by an income tax benefit in the three months ended July 31, 2022.

Below is a reconciliation of our US GAAP (Loss) Earnings Per Share to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below, are presented in the section above, “Provision for Income Taxes”.

	Three Months Ended July 31,
	2022	2021
US GAAP (Loss) Earnings Per Share	$(0.32)	$0.24
Adjustments:
Restructuring and related charges (credits)	0.30	(0.01)
Foreign exchange losses (gains) on intercompany transactions	0.01	(0.01)
Amortization of acquired intangible assets	0.36	0.31
Gain on sale of certain assets	—	(0.05)
Income tax adjustments	—	0.37
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (1)	0.01	—
Non-GAAP Adjusted EPS	$0.36	$0.85

(1)	Represents the impact of using diluted weighted-average number of common shares outstanding (56.5 million shares for the three months ended July 31, 2022)

On a constant currency basis, Adjusted EPS decreased 60% primarily due to a decrease in Adjusted OI, partially offset by a lower Adjusted Income Tax Provision.

INDEX

SEGMENT OPERATING RESULTS:

	Three Months Ended July 31,			Constant Currency
RESEARCH:	2022	2021	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Research Publishing (1)	$239,523	$243,284	(2)%	2%
Research Solutions (1)	35,390	31,472	12%	17%
Total Research Revenue	274,913	274,756	—	4%

Cost of Sales	71,270	72,631	2%	(5)%
Operating Expenses	122,718	111,195	(10)%	(16)%
Amortization of Intangible Assets	11,821	11,906	1%	(4)%
Restructuring Charges (see Note 9)	81	216	63%	63%

Contribution to Profit	69,023	78,808	(12)%	(13)%
Restructuring Charges (see Note 9)	81	216	63%	63%
Adjusted Contribution to Profit	69,104	79,024	(13)%	(13)%
Depreciation and amortization	23,801	23,762	—	(3)%
Adjusted EBITDA	$92,905	$102,786	(10)%	(9)%
Adjusted EBITDA Margin	33.8%	37.4%

# Not meaningful

(1)
As previously announced in May 2022, our revenue by product type previously referred to as Research Platforms was changed to Research Solutions. Research Solutions includes infrastructure and publishing services that help societies and corporations thrive in a complex knowledge ecosystem. In addition to Platforms (Atypon), certain product offerings such as corporate sales which included the recent acquisitions of Madgex Holdings Limited (Madgex), and Bio-Rad Laboratories Inc.’s Informatics products (Informatics) that were previously included in Research Publishing moved to Research Solutions to align with our strategic focus.  Research Solutions also includes product offerings related to certain recent acquisitions such as J&J, and EJP. Prior period results have been revised to the new presentation. There were no changes to the total Research segment or our consolidated financial results. The revenue reclassified was $20.0 million for the three months ended July 31, 2021, $93.3 million for the year ended April 30, 2022, and $80.3 million for the year ended April 30, 2021.

Revenue:

Research revenue for the three months ended July 31, 2022 was flat compared with the prior year on a reported basis. On a constant currency basis, revenue increased 4% as compared with the prior year. Excluding revenue from acquisitions, organic revenue increased 2% on a constant currency basis. This increase was primarily due to an increase in open access publishing. Open Access article output growth was approximately 25% for the three months ended July 31, 2022 as compared with the prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 9% as compared with the prior year. This decrease was primarily due to higher employment costs including additional resources to support investments in growth, as well as higher travel and entertainment costs due to the resumption of in-person activities, which more than offset the increase in revenue.

INDEX

	Three Months Ended July 31,			Constant Currency
ACADEMIC & PROFESSIONAL LEARNING:	2022	2021	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
Education Publishing	$63,056	$66,380	(5)%	(2)%
Professional Learning	69,903	72,884	(4)%	—
Total Academic & Professional Learning	132,959	139,264	(5)%	(1)%

Cost of Sales	38,731	42,071	8%	4%
Operating Expenses	90,097	85,246	(6)%	(9)%
Amortization of Intangible Assets	2,756	3,624	24%	22%
Restructuring Charges (see Note 9)	5,790	171	#	#

Contribution to Profit	(4,415)	8,152	#	#
Restructuring Charges (see Note 9)	5,790	171	#	#
Adjusted Contribution to Profit	1,375	8,323	(83)%	(80)%
Depreciation and amortization	16,532	18,364	10%	7%
Adjusted EBITDA	$17,907	$26,687	(33)%	(30)%
Adjusted EBITDA Margin	13.5%	19.2%

# Not meaningful

Revenue:

Academic & Professional Learning revenue decreased $6.3 million, or 5%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 1% as compared with the prior year. This decrease was primarily due to a decrease in print textbooks in Education Publishing. Professional Learning increased due to corporate training, offset by a decrease in professional publishing and corporate learning.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 30% as compared with the prior year. This decrease was due to higher employment costs, higher travel and entertainment costs due to the resumption of in-person activities, as well as the timing of certain expenses.

INDEX

	Three Months Ended July 31,			Constant Currency
EDUCATION SERVICES:	2022	2021	% Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
Revenue:
University Services (1)	$47,811	$54,968	(13)%	(12)%
Talent Development Services (1)	31,886	19,400	64%	76%
Total Education Services Revenue	79,697	74,368	7%	11%

Cost of Sales	64,030	51,252	(25)%	(29)%
Operating Expenses	21,390	19,355	(11)%	(13)%
Amortization of Intangible Assets	10,613	5,622	(89)%	(90)%
Restructuring Charges (Credits) (see Note 9)	833	(34)	#	#

Contribution to Profit	(17,169)	(1,827)	#	#
Restructuring Charges (Credits) (see Note 9)	833	(34)	#	#
Accelerated amortization of an intangible asset (2)	4,594	—	#	#
Adjusted Contribution to Profit	(11,742)	(1,861)	#	#
Depreciation and amortization	9,196	8,303	(11)%	(12)%
Adjusted EBITDA	$(2,546)	$6,442	#	#
Adjusted EBITDA Margin	(3.2)%	8.7%

# Not meaningful

(1)
In May 2022, we moved the WileyNXT product offering from Talent Development Services to University Services and the prior period results have been included in University Services. The revenue reclassified was $0.6 million for the three months ended July 31, 2021. There were no changes to the total Education Services segment or our total consolidated financial results.

(2)
On January 1, 2020, Wiley acquired mthree, a talent placement provider that addresses the IT skills gap by finding, training, and placing job-ready technology talent in roles with leading corporations worldwide. Its results of operations are included in our Education Services segment. In late May 2022, Wiley renamed the mthree talent development solution to Wiley Edge and discontinued use of the mthree trademark during the three months ended July 31, 2022. As a result of these actions, we determined that a revision of the useful life was warranted, and the intangible asset was fully amortized over its remaining useful life resulting in accelerated amortization expense of $4.6 million in the three months ended July 31, 2022.

Revenue:

Education Services revenue increased $5.3 million, or 7%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 11% as compared with the prior year. Excluding revenue from acquisitions, organic revenue increased 7% on a constant currency basis. This was primarily due to increased revenues from placements in Talent Development Services, partially offset by a decrease in University Services primarily driven by lower student enrollments. For the three months ended July 31, 2022, we delivered approximately 97% growth in talent placements in Talent Development Services. For the three months ended July 31, 2022, University Services experienced a 9% decrease in online enrollment.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased $8.9 million as compared with the prior year. This was primarily a result of revenue mix. Total expenses increased due to higher employee costs to support growth in Talent Development Services and, to a lesser extent, higher technology and marketing related costs.

Education Services Partners and Programs:

As of July 31, 2022, Wiley had 66 university partners under contract, compared to 65 as of July 31, 2021.

INDEX

CORPORATE EXPENSES

Corporate expenses for the three months ended July 31, 2022 increased $20.2 million, or 46%, as compared with the prior year. On a constant currency basis and excluding restructuring charges (credits), these expenses increased 13% as compared with the prior year. This was primarily due to higher employee costs, and the timing of certain expenses.

FISCAL YEAR 2023 OUTLOOK:

The Company is reaffirming its full year outlook.

(amounts in millions, except Adjusted EPS)

Metric	Fiscal Year 2022 Actual (1)	Fiscal Year 2023 Outlook At constant currency (1)	FX Impact At Q1 average rates (2)	Fiscal Year 2023 Outlook At Q1 average rates (3)
Revenue	$2,083	$2,175 to $2,215	$(50)	$2,125 to $2,165
Adjusted EBITDA	$433	$425 to $450	Immaterial	$425 to $450
Adjusted EPS	$4.16	$3.70 to $4.05	Immaterial	$3.70 to $4.05
Free Cash Flow	$223	$210 to $235	Immaterial	$210 to $235

(1)	Based on fiscal year 2022 average rates of 1.15 euro and 1.36 British pound.
(2)	Variance between fiscal year 2022 average rates and first quarter fiscal year 2023 average rates: 1.04 euro and 1.23 British pound.
(3)	Fiscal year 2023 outlook at first quarter fiscal year 2023 average rates.

•	Revenue Outlook: We expect mid-single digit growth at constant currency driven by Research and corporate Talent Development in Education Services.
•
Adjusted EBITDA Outlook: Adjusted EBITDA at constant currency is expected to be in the range of $425 and $450 million. Solid revenue growth and restructuring savings will be partially offset by targeted investments in Research Publishing, Research Solutions, and corporate Talent Development in Education Services, as well as higher employee costs overall.

•
Adjusted EPS Outlook: Adjusted EPS at constant currency is expected to be in the range of $3.70 to $4.05. In addition to targeted investments and wage inflation, we expect higher interest expense, higher tax expense, and lower pension income. As previously disclosed, these three items are expected to account for 35-cents of additional adverse impact. Our adjusted effective tax rate is expected to rise this year from 20% to between 22% and 23%. This is primarily due to a less favorable mix of earnings by country and an increase in the UK statutory rate. In terms of the lower pension income, it's important to note that our pensions have been frozen since 2015 and we are above 90% funded.

•
Free Cash Flow Outlook: Free Cash Flow is expected to be in the range of $210 and $235 million. Positive cash earnings and lower incentive payouts for Fiscal 2022 performance are expected to be offset by higher cash taxes, interest, and capital expenditures. Capital expenditures of $115 to $125 million compared to $116 million in the prior year. Capital investment will be focused on platform and product development in our core growth areas of Research and corporate Talent Development in Education Services.

•
In terms of our outlook including FX, currency remains a headwind at the revenue line but since most of our global business is denominated in US dollars, and given our large expense base in Europe, we are largely-self hedged from an earnings and cash flow standpoint.

In August 2022, the White House Office of Science and Technology Policy (OSTP) issued guidance for US federal agencies to make federally funded research freely available starting no later than December 31, 2025, without an embargo. For reference, less than 10% of Wiley’s published articles today are funded by US federal departments impacted by this guidance, and a third of those articles are already open access. Wiley has been working for several years with the OSTP and other stakeholders around the world to support the orderly transition to open research. This new guidance is aligned with Wiley’s stated strategy and mission, and is supported by the growth the Company is seeing in open research publishing. Wiley supports multiple publishing models to execute against the industry’s shared objective of unlocking access to scientific research and improving the efficiency of peer review and publication. Those models include journal subscriptions (“pay to read”), transformational agreements (“pay to read and publish”) and open access (“pay to publish”). In the past three years, our open access revenues, including from transformational agreements, have increased from less than 6% of total Research Publishing revenues to approximately 33% today. Therefore, while we are continuing to assess the guidance and its implications, we do not believe it will have a material financial impact on our Company.

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

As of July 31, 2022, we had cash and cash equivalents of $104.5 million, of which approximately $96.3 million, or 92%, was located outside the US. Maintenance of these cash and cash equivalent balances outside the US does not have a material impact on the liquidity or capital resources of our operations. Notwithstanding the Tax Cuts and Jobs Act of 2017 (the Tax Act), which generally eliminated federal income tax on future cash repatriation to the US, cash repatriation may be subject to state and local taxes or withholding or similar taxes. In addition, as a result of the UK exit from the European Union (EU), referred to as Brexit, certain tax benefits applicable to distributions from subsidiaries of our UK companies were eliminated or reduced effective January 1, 2021. Since April 30, 2018, we no longer intend to permanently reinvest earnings outside the US. We have a $2.7 million liability related to the estimated taxes that would be incurred upon repatriating certain non-US earnings.

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

As of July 31, 2022, we had approximately $939.1 million of debt outstanding, net of unamortized issuance costs of $0.3 million, and approximately $531.9 million of unused borrowing capacity under our Amended and Restated RCA and other facilities. Our Amended and Restated RCA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of July 31, 2022.

Analysis of Historical Cash Flow

The following table shows the changes on our Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2022 and 2021.

	Three Months Ended July 31,
	2022	2021
Net cash used in operating activities	$(89,939)	$(84,774)
Net cash used in investing activities	(21,806)	(23,532)
Net cash provided by financing activities	117,989	99,089
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	$(1,985)	$(1,586)

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

INDEX

Free Cash Flow less Product Development Spending:
	Three Months Ended July 31,
	2022	2021
Net cash used in operating activities	$(89,939)	$(84,774)
Less: Additions to technology, property and equipment	(17,923)	(17,910)
Less: Product development spending	(5,825)	(5,670)
Free cash flow less product development spending	$(113,687)	$(108,354)

Net Cash Used In Operating Activities

The following is a summary of the $5.2 million change in Net cash used in operating activities for the three months ended July 31, 2022 as compared with the three months ended July 31, 2021 (amounts in millions).

Net cash used in operating activities – Three months ended July 31, 2021	$(84.8)
Net income adjusted for items to reconcile net income to net cash used in operating activities, including the following noncash items: depreciation and amortization, and the change in deferred taxes	(36.1)
Working capital changes:
Accounts payable and accrued royalties	(14.9)
Accounts receivable, net and contract liabilities	25.3
Changes in other assets and liabilities	20.5
Net cash used in operating activities – Three months ended July 31, 2022	$(90.0)

The unfavorable change in accounts payable and accrued royalties was primarily due to the timing of payments.

The favorable change in accounts receivable, net and contract liabilities was primarily due to the timing of collections with customers.

The favorable changes in other assets and liabilities noted in the table above was primarily due to a decrease in employee-related costs, including lower payments for annual incentive compensation in fiscal year 2023 related to the prior fiscal year.

Our negative working capital (current assets less current liabilities) was $280.0 million and $418.6 million as of July 31, 2022 and April 30, 2022, respectively. This $138.6 million change in negative working capital was primarily due to the seasonality of our business. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions for which cash has been collected in advance. The contract liabilities will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of July 31, 2022 and as of April 30, 2022 includes $407.1 million and $538.1 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Cash collected in advance for subscriptions is used by us for a number of purposes, including funding operations, capital expenditures, acquisitions, debt repayments, dividend payments, and share repurchases.

Net Cash Used In Investing Activities

Net cash used in investing activities for the three months ended July 31, 2022 was $21.8 million compared to $23.5 million in the prior year. The decrease in cash used in investing activities was due to a decrease of $2.9 million in cash used to acquire businesses and $2.3 million increase in cash proceeds related to other activities in the three months ended July 31, 2022, partially offset by cash proceeds of $3.4 million in the three months ended July 31, 2021 due to the sale of our world language product portfolio as described above.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $118.0 million for the three months ended July 31, 2022 compared to $99.1 million for the three months ended July 31, 2021. This increase in cash provided by financing activities was primarily due to an increase in net borrowings of long-term debt of $14.2 million, and an $8.1 million change from book overdrafts, partially offset by a $2.6 million increase in cash used for purchases of treasury shares.

INDEX

Dividends and Share Repurchases

In the three months ended July 31, 2022, we increased our quarterly dividend to shareholders to $1.39 per share annualized versus $1.38 per share annualized in the prior year.

The following table summarizes the shares repurchased of Class A and Class B Common Stock for the three months ended July 31, 2022 and 2021 (shares in thousands):
	Three Months Ended July 31,
	2022	2021
Shares repurchased – Class A	212	129
Shares repurchased – Class B	—	1
Average price – Class A and Class B	$47.12	$56.88

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

On an annual basis, a hypothetical one percent change in interest rates for the $439.1 million of unhedged variable rate debt as of July 31, 2022 would affect net income and cash flow by approximately $3.4 million.

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

Our significant investments in non-US businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated other comprehensive loss, net of tax within Shareholders’ Equity under the caption Foreign currency translation adjustment. During the three months ended July 31, 2022, we recorded foreign currency translation losses in Accumulated other comprehensive loss, net of tax of approximately $19.8 million primarily as a result of the fluctuations of the US dollar relative to the euro and the British pound sterling. During the three months ended July 31, 2021, we recorded foreign currency translation losses in Accumulated other comprehensive loss, net of tax of approximately $5.9 million, primarily as a result of the fluctuations of the US dollar relative to the euro and, to a lesser extent the Australian dollar.

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses on our Unaudited Condensed Consolidated Statements of Net (Loss) Income as incurred. Under certain circumstances, we may enter into derivative financial instruments in the form of foreign currency forward contracts to hedge against specific transactions, including intercompany purchases and loans.

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

The reserves are reflected in the following accounts on our Unaudited Condensed Consolidated Statements of Financial Position:

	July 31, 2022	April 30, 2022
Increase in Inventories, net	$7,455	$7,820
Decrease in Accrued royalties	(4,072)	(3,893)
Increase in Contract liabilities	29,647	31,135
Print book sales return reserve net liability balance	$(18,120)	$(19,422)

INDEX

A one percent change in the estimated sales return rate could affect net income by approximately $0.3 million. A change in the pattern or trends in returns could affect the estimated allowance.

Customer Credit Risk

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to us between the months of December and April. Although currently we have minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 15% of total annual consolidated revenue, and no one affiliated group of subscription agents accounts for more than 10% of total annual consolidated revenue.

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. No single book customer accounts for more than 7% of total consolidated revenue and more than 14% of accounts receivable at July 31, 2022. The top 10 book customers account for approximately 10% of total consolidated revenue and approximately 23% of accounts receivable at July 31, 2022.

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

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant developments related to legal proceedings during the three months ended July 31, 2022. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 Note 16, “Commitment and Contingencies”.

ITEM 1A. RISK FACTORS

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2022, we made the following purchases of Class A and Class B Common Stock under our publicly announced stock repurchase programs:
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May Be Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Additional Plans or Programs (Dollars in millions)
May 2022	—	$—	—	—	$197.5
June 2022	105,421	47.53	105,421	—	192.5
July 2022	106,789	46.72	106,789	—	187.5
Total	212,210	$47.12	212,210	—	$187.5

INDEX

ITEM 6. EXHIBITS

Articles of Incorporation and By-Laws
3.1*	Restated Certificate of Incorporation of John Wiley and Sons, Inc. July 1, 1992.

Material Contracts
10.1*	Form of the Fiscal Year 2023 Executive Annual Incentive Plan.

10.2*	Form of the Fiscal Year 2023 Executive Long Term Incentive Plan.

10.3*	Restricted Share Unit Grant Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2014 Key Employee Stock Plan.

10.4*	Performance Share Unit Grant Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2014 Key Employee Stock Plan.

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Inline XBRL
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: September 7, 2022

INDEX