Form 10-Q
period 2022-10-31
JOHN WILEY & SONS, INC.
filed 2022-12-09
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the Registrant’s classes of common stock as of November 30, 2022 were:
Class A, par value $1.00 – 46,530,311
Class B, par value $1.00 – 9,029,059

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
In this report, we may present the following non-GAAP performance measures:
•Adjusted Earnings Per Share (Adjusted EPS);
•Free Cash Flow less Product Development Spending;
•Adjusted Contribution to Profit and margin;
•Adjusted Operating Income and margin;
•Adjusted Income Before Taxes;
•Adjusted Income Tax Provision;
•Adjusted Effective Tax Rate;
•EBITDA, Adjusted EBITDA and margin;
•Organic revenue; and
•Results on a constant currency basis.

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
For example:
•Adjusted EPS, Adjusted Contribution to Profit, Adjusted Operating Income, Adjusted Income Before Taxes, Adjusted Income Tax Provision, Adjusted Effective Tax Rate, Adjusted EBITDA, and organic revenue (excluding acquisitions) provide a more comparable basis to analyze operating results and earnings and are measures commonly used by shareholders to measure our performance.
•Free Cash Flow less Product Development Spending helps assess our ability, over the long term, to create value for our shareholders as it represents cash available to repay debt, pay common stock dividends, and fund share repurchases and acquisitions.
•Results on a constant currency basis remove distortion from the effects of foreign currency movements to provide better comparability of our business trends from period to period. We measure our performance excluding the impact of foreign currency (or at constant currency), which means that we apply the same foreign currency exchange rates for the current and equivalent prior period.

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

INDEX
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – UNAUDITED
In thousands

	October 31, 2022	April 30, 2022
Assets:
Current assets
Cash and cash equivalents	$118,423	$100,397
Accounts receivable, net of allowance for credit losses of $20.2 million and $21.2 million, respectively	260,026	331,960
Inventories, net	34,447	36,585
Prepaid expenses and other current assets	70,098	81,924
Total current assets	482,994	550,866

Technology, property and equipment, net	249,922	271,572
Intangible assets, net	860,576	931,429
Goodwill	1,268,312	1,302,142
Operating lease right-of-use assets	93,334	111,719
Other non-current assets	173,233	193,967
Total assets	$3,128,371	$3,361,695

Liabilities and shareholders' equity:
Current liabilities
Accounts payable	$46,250	$77,438
Accrued royalties	101,598	101,596
Short-term portion of long-term debt	25,000	18,750
Contract liabilities	263,821	538,126
Accrued employment costs	84,333	117,121
Short-term portion of operating lease liabilities	19,043	20,576
Other accrued liabilities	94,532	95,812
Total current liabilities	634,577	969,419

Long-term debt	978,683	768,277
Accrued pension liability	75,668	78,622
Deferred income tax liabilities	157,048	180,065
Operating lease liabilities	120,559	132,541
Other long-term liabilities	84,029	90,502
Total liabilities	2,050,564	2,219,426

Shareholders’ equity
Preferred stock, $1 par value per share: Authorized shares – 2 million, Issued shares - 0	—	—
Class A common stock, $1 par value per share: Authorized shares - 180 million, Issued shares - 70,228 and 70,226 as of October 31, 2022 and April 30, 2022, respectively	70,228	70,226
Class B common stock, $1 par value per share: Authorized shares - 72 million, Issued shares - 12,954 and 12,956 as of October 31, 2022 and April 30, 2022, respectively	12,954	12,956
Additional paid-in-capital	465,216	459,297
Retained earnings	1,902,661	1,921,160
Accumulated other comprehensive loss, net of tax	(545,986)	(508,146)
Less treasury shares at cost (Class A – 23,719 and 23,515 as of October 31, 2022 and April 30, 2022, respectively; Class B – 3,924 and 3,924 as of October 31, 2022 and April 30, 2022, respectively)	(827,266)	(813,224)
Total shareholders’ equity	1,077,807	1,142,269
Total liabilities and shareholders' equity	$3,128,371	$3,361,695
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Revenue, net	$514,836	$533,003	$1,002,405	$1,021,391

Costs and expenses:
Cost of sales	170,302	174,782	344,333	340,738
Operating and administrative expenses	253,029	264,190	535,780	524,779
Restructuring and related charges (credits)	13,956	(1,333)	36,397	(1,609)
Amortization of intangible assets	20,110	21,476	45,421	42,627
Total costs and expenses	457,397	459,115	961,931	906,535

Operating income	57,439	73,888	40,474	114,856

Interest expense	(9,332)	(4,997)	(15,664)	(9,636)
Foreign exchange transaction gains (losses)	478	(1,370)	(138)	(1,000)
(Loss) gain on sale of certain assets	—	(56)	—	3,694
Other (expense) income, net	(255)	3,150	271	6,703

Income before taxes	48,330	70,615	24,943	114,617
Provision for income taxes	10,137	14,648	4,585	44,820

Net income	$38,193	$55,967	$20,358	$69,797

Earnings per share
Basic	$0.69	$1.00	$0.37	$1.25
Diluted	$0.68	$0.99	$0.36	$1.24

Weighted average number of common shares outstanding
Basic	55,622	55,806	55,679	55,833
Diluted	56,195	56,388	56,326	56,477
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED
Dollars in thousands

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Net income	$38,193	$55,967	$20,358	$69,797

Other comprehensive (loss) income:
Foreign currency translation adjustment	(36,148)	(9,483)	(55,928)	(15,420)
Unamortized retirement credits, net of tax (expense) of $(2,257), $(1,183), $(3,737), and $(1,626), respectively	8,146	4,065	13,227	5,654
Unrealized gain on interest rate swaps, net of tax (expense) of $(1,809), $(602), $(1,748) and $(775), respectively	5,305	1,809	4,861	2,347
Total other comprehensive loss	(22,697)	(3,609)	(37,840)	(7,419)

Comprehensive income (loss)	$15,496	$52,358	$(17,482)	$62,378
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Dollars in thousands

	Six Months Ended October 31,
	2022	2021
Operating activities
Net income	$20,358	$69,797
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangible assets	45,421	42,627
Amortization of product development assets	16,452	18,088
Depreciation and amortization of technology, property and equipment	48,827	48,406
Restructuring and related charges (credits)	36,397	(1,609)
Stock-based compensation expense	13,998	13,059
Employee retirement plan expense	14,622	9,892
Foreign exchange transaction losses	138	1,000
Gain on sale of certain assets	(40)	(3,694)
Other noncash (credits) charges	(8,514)	37,663
Net change in operating assets and liabilities	(263,855)	(310,851)
Net cash used in operating activities	(76,196)	(75,622)
Investing activities
Product development spending	(11,445)	(13,001)
Additions to technology, property and equipment	(38,530)	(37,676)
Businesses acquired in purchase transactions, net of cash acquired	(96)	(13,615)
Proceeds related to the sale of certain assets	40	3,375
Acquisitions of publication rights and other	1,738	(1,654)
Net cash used in investing activities	(48,293)	(62,571)
Financing activities
Repayments of long-term debt	(208,925)	(113,425)
Borrowings of long-term debt	437,311	340,901
Purchases of treasury shares	(17,500)	(17,367)
Change in book overdrafts	(15,771)	(19,212)
Cash dividends	(38,749)	(38,619)
Impact of tax withholding on stock-based compensation and other	(4,763)	(5,232)
Net cash provided by financing activities	151,603	147,046
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(8,784)	(1,742)
Cash reconciliation:
Cash and cash equivalents	100,397	93,795
Restricted cash included in Prepaid expenses and other current assets	330	564
Balance at beginning of period	100,727	94,359
Increase for the period	18,330	7,111
Cash and cash equivalents	118,423	100,898
Restricted cash included in Prepaid expenses and other current assets	634	572
Balance at end of period	$119,057	$101,470
Cash paid during the period for:
Interest	$14,077	$8,769
Income taxes, net of refunds	$25,349	$22,019
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at July 31, 2022	$70,226	$12,956	$458,578	$1,883,857	$(523,289)	$(820,002)	$1,082,326
Restricted shares issued under stock-based compensation plans	—	—	(225)	1	—	277	53
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(41)	(41)
Stock-based compensation expense	—	—	6,863	—	—	—	6,863
Purchases of treasury shares	—	—	—	—	—	(7,500)	(7,500)
Class A common stock dividends ($0.3475 per share)	—	—	—	(16,252)	—	—	(16,252)
Class B common stock dividends ($0.3475 per share)	—	—	—	(3,138)	—	—	(3,138)
Common stock class conversions	2	(2)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	38,193	(22,697)	—	15,496
Balance at October 31, 2022	$70,228	$12,954	$465,216	$1,902,661	$(545,986)	$(827,266)	$1,077,807

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at July 31, 2021	$70,211	$12,971	$445,690	$1,844,578	$(494,600)	$(800,945)	$1,077,905
Restricted shares issued under stock-based compensation plans	—	—	(634)	2	—	705	73
Impact of tax withholding on stock-based compensation and other	—	—	39	—	—	(1,111)	(1,072)
Stock-based compensation expense	—	—	6,713	—	—	—	6,713
Purchases of treasury shares	—	—	—	—	—	(10,000)	(10,000)
Class A common stock dividends ($0.3450 per share)	—	—	—	(16,190)	—	—	(16,190)
Class B common stock dividends ($0.3450 per share)	—	—	—	(3,122)	—	—	(3,122)
Comprehensive income, net of tax	—	—	—	55,967	(3,609)	—	52,358
Balance at October 31, 2021	$70,211	$12,971	$451,808	$1,881,235	$(498,209)	$(811,351)	$1,106,665
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2022	$70,226	$12,956	$459,297	$1,921,160	$(508,146)	$(813,224)	$1,142,269
Restricted shares issued under stock-based compensation plans	—	—	(8,082)	1	—	8,221	140
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(4,763)	(4,763)
Stock-based compensation expense	—	—	14,001	—	—	—	14,001
Purchases of treasury shares	—	—	—	—	—	(17,500)	(17,500)
Class A common stock dividends ($0.3475 per share)	—	—	—	(32,582)	—	—	(32,582)
Class B common stock dividends ($0.3475 per share)	—	—	—	(6,276)	—	—	(6,276)
Common stock class conversions	2	(2)	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	20,358	(37,840)	—	(17,482)
Balance at October 31, 2022	$70,228	$12,954	$465,216	$1,902,661	$(545,986)	$(827,266)	$1,077,807

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2021	$70,208	$12,974	$444,358	$1,850,058	$(490,790)	$(795,517)	$1,091,291
Restricted shares issued under stock-based compensation plans	—	—	(6,976)	(1)	—	7,114	137
Impact of tax withholding on stock-based compensation and other	—	—	349	—	—	(5,581)	(5,232)
Stock-based compensation expense	—	—	14,077	—	—	—	14,077
Purchases of treasury shares	—	—	—	—	—	(17,367)	(17,367)
Class A common stock dividends ($0.3450 per share)	—	—	—	(32,375)	—	—	(32,375)
Class B common stock dividends ($0.3450 per share)	—	—	—	(6,244)	—	—	(6,244)
Common stock class conversions	3	(3)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	69,797	(7,419)	—	62,378
Balance at October 31, 2021	$70,211	$12,971	$451,808	$1,881,235	$(498,209)	$(811,351)	$1,106,665
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
XYZ Media’s revenue and operating loss included in our Education Services segment results for the three months ended October 31, 2022 was $2.9 million and $(0.8) million, respectively. XYZ Media’s revenue and operating loss included in our Education Services segment results for the six months ended October 31, 2022 was $5.4 million and $(2.3) million, respectively.
During the six months ended October 31, 2022, no revisions were made to the allocation of the consideration transferred to the assets acquired and liabilities assumed. We recorded the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date, which included a preliminary allocation of $22.2 million of goodwill allocated to the Education Services segment and $22.7 million of intangible assets subject to amortization.
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
The incremental revenue and operating income included in the Research segment for the three months ended October 31, 2022 related to these other acquisitions was approximately $4.5 million and $0.2 million, respectively. The incremental revenue and operating loss included in the Research segment for the six months ended October 31, 2022 related to these other acquisitions was approximately $9.1 million and $(2.1) million, respectively.

INDEX
During the six months ended October 31, 2022, no revisions were made to the allocation of the consideration transferred to the assets acquired and liabilities assumed. Associated with these other acquisitions, we recorded the preliminary aggregate excess purchase price over identifiable net tangible and intangible assets acquired and liabilities assumed, which included a preliminary allocation of $24.8 million of goodwill allocated to the Research segment and $15.6 million of intangible assets subject to amortization. No goodwill was allocated to the Education Services segment.
The allocation of the consideration transferred for the assets acquired, including intangible assets and goodwill, and liabilities assumed was finalized during the three months ended October 31, 2022 for the J&J acquisition.
The allocations of the total consideration transferred to the assets acquired, including intangible assets and goodwill, and the liabilities assumed for the remaining other acquisitions are preliminary, and could be revised as a result of additional information obtained due to the finalization of the third-party valuation report, leases and related commitments, tax related matters and contingencies and certain assets and liabilities, including receivables and payables, but such amounts will be finalized within the measurement period, which will not exceed one year from the acquisition date.
Note 4 — Revenue Recognition, Contracts with Customers
Disaggregation of Revenue
The following table presents our revenue from contracts with customers disaggregated by segment and product type.

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Research (1):
Research Publishing (2)	$232,641	$238,853	$472,164	$482,137
Research Solutions (2)	38,718	36,301	74,108	67,773
Total Research	271,359	275,154	546,272	549,910

Academic & Professional Learning:
Education Publishing	86,200	98,581	149,256	164,961
Professional Learning	66,441	77,948	136,344	150,832
Total Academic & Professional Learning	152,641	176,529	285,600	315,793

Education Services:
University Services (3)	57,759	58,630	105,570	113,598
Talent Development Services (3)	33,077	22,690	64,963	42,090
Total Education Services	90,836	81,320	170,533	155,688

Total Revenue	$514,836	$533,003	$1,002,405	$1,021,391

(1)	The Research segment was previously referred to as Research Publishing & Platforms.

(2)
As previously announced, in May 2022 our revenue by product type previously referred to as Research Platforms was changed to Research Solutions. Research Solutions includes infrastructure and publishing services that help societies and corporations thrive in a complex knowledge ecosystem. In addition to Platforms (Atypon), certain product offerings such as corporate sales which included the recent acquisitions of Madgex Holdings Limited (Madgex), and Bio-Rad Laboratories Inc.’s Informatics products (Informatics) that were previously included in Research Publishing moved to Research Solutions to align with our strategic focus. Research Solutions also includes product offerings related to certain recent acquisitions such as J&J, and EJP. Prior period results have been revised to the new presentation. There were no changes to the total Research segment or our consolidated financial results. The revenue reclassified to Research Solutions was $24.0 million and $44.1 million for the three and six months ended October 31, 2021, respectively.

INDEX

(3)
In May 2022, we moved the WileyNXT product offering from Talent Development Services to University Services and the prior period results have been included in University Services. There were no changes to the total Education Services segment or our total consolidated financial results. The revenue reclassified was $0.5 million and $1.1 million for the three and six months ended October 31, 2021, respectively.

The following information describes our disaggregation of revenue by segment and product type. Overall, the majority of our revenue is recognized over time.
Research
Research customers include academic, corporate, government, and public libraries, funders of research, researchers, scientists, clinicians, engineers and technologists, scholarly and professional societies, and students and professors. Research products are sold and distributed globally through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, and other customers. Publishing centers include Australia, China, Germany, India, the United Kingdom (UK), and the United States (US). The majority of revenue generated from Research products is recognized over time. Total Research revenue was $271.4 million and $546.3 million in the three and six months ended October 31, 2022, respectively.
We disaggregated revenue by Research Publishing & Research Solutions to reflect the different type of products and services provided.
Research Publishing Products
Research Publishing products provide scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Research Publishing revenue was $232.6 million and $472.2 million in the three and six months ended October 31, 2022, respectively, and the majority is recognized over time.
Research Publishing products generate approximately 87% in both the three and six months ended October 31, 2022, respectively, of its revenue from contracts with its customers from Journal Subscriptions (pay to read), Open Access (pay to publish) and Transformational Agreements (read and publish) and the remainder from Licensing, Reprints, Backfiles, and Other.
Research Solutions Products and Services
Research Solutions services include Atypon Systems, Inc (Atypon) a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content on the web through the Literatum platform. In addition, Research Solutions includes advertising, spectroscopy software and spectral databases, and job board software and career center services, which includes the products and services from the recent acquisitions of Madgex and Informatics. As well as product and service offerings related to recent acquisitions such as J&J and the EJP business. J&J is a publishing services company providing expert offerings in editorial operations, production, copyediting, system support and consulting. EJP is a technology platform company with an established journal submission and peer-review management system. Research Solutions revenue was $38.7 million and $74.1 million in the three and six months ended October 31, 2022, respectively, and the majority is recognized over time.
Academic & Professional Learning
Academic & Professional Learning provides Education Publishing and Professional Learning products and services including scientific, professional, and education print and digital books, digital courseware, and test preparation services to libraries, corporations, students, professionals, and researchers, as well as learning, development, and assessment services for businesses and professionals. Communities served include business, finance, accounting, workplace learning, management, leadership, technology, behavioral health, engineering/architecture, science and medicine, and education. Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, web sites, distributor networks and other online applications. Publishing centers include Australia, Germany, India, the UK, and the US. Total Academic & Professional Learning revenue was $152.6 million and $285.6 million in the three and six months ended October 31, 2022, respectively.

INDEX
We disaggregated revenue by type of products provided. Academic & Professional Learning products are Education Publishing and Professional Learning. Academic & Professional Learning revenues are mainly recognized at a point in time.
Education Publishing Products
Education Publishing products revenue was $86.2 million and $149.3 million in the three and six months ended October 31, 2022, respectively. Education Publishing products generate approximately 57% and 64% in the three and six months ended October 31, 2022, respectively, of its revenue from contracts with its customers from Education (print and digital) Publishing, which is recognized at a point in time, and 32% and 22% in the three and six months ended October 31, 2022, respectively, from Digital Courseware which is recognized over time. The remainder of its revenues were from Test Preparation and Certification and Licensing and Other, which has a mix of revenue recognized at a point in time and over time.
Professional Learning Products
Professional Learning products revenue was $66.4 million and $136.3 million in the three and six months ended October 31, 2022, respectively. Professional Learning (print and digital) products generate approximately 54% and 56% in the three and six months ended October 31, 2022, respectively, of revenue from contracts with its customers from Professional Publishing, and Licensing and Other, and both are mainly recognized at a point in time. Approximately 46% and 44% of Professional Learning products revenue in the three and six months ended October 31, 2022, respectively, is from contracts with its customers from Corporate Training and Corporate Learning, which is recognized mainly over time.
Education Services
Education Services revenue was $90.8 million and $170.5 million in the three and six months ended October 31, 2022, respectively, and the majority is recognized over time. We disaggregated revenue by type of services provided, which are University Services and Talent Development Services.
University Services
University Services revenue was $57.8 million and $105.6 million in the three and six months ended October 31, 2022, respectively, and is mainly recognized over time. University Services primarily engages in the comprehensive management of online degree programs for universities and has grown to include a broad array of technology enabled service offerings that address our partner specific pain points. Increasingly, this includes delivering career credentialing education that advances specific careers with in-demand skills.
Talent Development Services
Talent Development Services revenue was $33.1 million and $65.0 million in the three and six months ended October 31, 2022, respectively, and is recognized at the point in time the services are provided to its customers. Talent Development Services is a talent placement provider that finds, trains and places job-ready technology talent in roles with leading corporations worldwide.
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

INDEX
The following table provides information about accounts receivable, net and contract liabilities from contracts with customers.

	October 31, 2022	April 30, 2022	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$260,026	$331,960	$(71,934)
Contract liabilities (1)	263,821	538,126	(274,305)
Contract liabilities (included in Other long-term liabilities)	$20,857	$19,072	$1,785

(1)	The sales return reserve recorded in Contract liabilities is $28.9 million and $31.1 million, as of October 31, 2022 and April 30, 2022, respectively.
For the six months ended October 31, 2022, we estimate that we recognized revenue of approximately 73% that was included in the current contract liability balance at April 30, 2022.
The decrease in contract liabilities excluding the sales return reserve, was primarily driven by revenue earned on journal subscription agreements, transformational agreements, and open access, partially offset by renewals of journal subscription agreements, transformational agreements, and open access.
Remaining Performance Obligations included in Contract Liability
As of October 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $284.7 million, which included the sales return reserve of $28.9 million. Excluding the sales return reserve, we expect that approximately $234.9 million will be recognized in the next twelve months with the remaining $20.9 million to be recognized thereafter.
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
Our assets associated with incremental costs to fulfill a contract were $10.6 million and $10.9 million at October 31, 2022 and April 30, 2022, respectively, and are included within Other non-current assets on our Unaudited Condensed Consolidated Statements of Financial Position. We recorded amortization expense of $1.1 million and $2.3 million during the three and six months ended October 31, 2022, respectively, related to these assets within Cost of sales on our Unaudited Condensed Consolidated Statements of Net Income. We recorded amortization expense of $1.3 million and $2.8 million during the three and six months ended October 31, 2021, respectively, related to these assets within Cost of sales on our Unaudited Condensed Consolidated Statements of Net Income.
Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Academic & Professional Learning segment, occur before the transfer of control of the related goods. Therefore, in accordance with the revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are primarily reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net Income. We incurred $7.1 million and $13.5 million in shipping and handling costs in the three and six months ended October 31, 2022, respectively. We incurred $7.2 million and $14.0 million in shipping and handling costs in the three and six months ended October 31, 2021, respectively.

INDEX
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
For operating leases, the ROU assets and liabilities are presented on our Unaudited Condensed Consolidated Statement of Financial Position as follows:

	October 31, 2022	April 30, 2022
Operating lease ROU assets	$93,334	$111,719
Short-term portion of operating lease liabilities	19,043	20,576
Operating lease liabilities, non-current	$120,559	$132,541
During the six months ended October 31, 2022, we reduced our ROU assets by $(0.5) million and our operating lease liabilities by $(0.5) million due to modifications and remeasurements to our existing operating leases, partially offset by new leases.

As a result of the Fiscal Year 2023 Restructuring Program, which included the exit of certain leased office space beginning in the three months ended July 31, 2022, we recorded restructuring charges. These charges included severance, impairment charges and acceleration of expense associated with certain operating lease ROU assets. See Note 9, “Restructuring and Related Charges (Credits)” for more information on this program and the charges incurred.
Our total net lease costs are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Operating lease cost	$4,528	$6,325	$9,710	$12,242
Variable lease cost	264	397	542	741
Short-term lease cost	146	36	261	56
Sublease income	(172)	(190)	(370)	(391)
Total net lease cost (1)	$4,766	$6,568	$10,143	$12,648

(1)	Total net lease cost does not include those costs and sublease income included in Restructuring and related charges (credits) on our Unaudited Condensed Consolidated Statements of Net Income. This includes those operating leases we had identified as part of our restructuring programs that would be subleased. See Note 9, “Restructuring and Related Charges (Credits)” for more information on this program.

INDEX
Other supplemental information includes the following:

	Six Months Ended October 31,
	2022	2021
Weighted-average remaining contractual lease term (years)	8	9
Weighted-average discount rate	5.93%	5.79%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,756	$14,846
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in our Unaudited Condensed Consolidated Statement of Financial Position as of October 31, 2022:

Fiscal Year	Operating Lease Liabilities
2023 (remaining 6 months)	$13,522
2024	25,110
2025	23,691
2026	21,721
2027	17,692
Thereafter	77,499
Total future undiscounted minimum lease payments	179,235

Less: Imputed interest	39,633

Present value of minimum lease payments	139,602

Less: Current portion	19,043

Noncurrent portion	$120,559
Note 6 — Stock-Based Compensation
We have stock-based compensation plans under which employees may be granted performance-based stock awards, other restricted stock awards and options. We recognize the grant date fair value of stock-based compensation in net income on a straight-line basis, net of estimated forfeitures over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established up to three years in advance, or less. For the three and six months ended October 31, 2022, we recognized stock-based compensation expense, on a pretax basis, of $6.9 million and $14.0 million, respectively. For the three and six months ended October 31, 2021, we recognized stock-based compensation expense, on a pretax basis, of $6.7 million and $13.1 million, respectively.
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

INDEX
The following table summarizes awards we granted to employees (shares in thousands):

	Six Months Ended October 31,
	2022	2021
Restricted Stock:
Awards granted (shares)	539	455
Weighted average fair value of grant	$45.35	$57.16
Stock Option Activity
We granted 10,000 and 260,000 stock option awards during the six months ended October 31, 2022 and October 31, 2021, respectively. Options are exercisable over a maximum period of ten years from the date of grant. These options generally vest 10%, 20%, 30%, and 40% on April 30, or on each anniversary date after the award is granted.
The following table provides the estimated weighted average fair value for options granted during the six months ended October 31, 2022 and 2021 using the Black-Scholes option-pricing model, and the significant weighted average assumptions used in their determination.

	Six Months Ended October 31,
	2022	2021
Weighted average fair value of options on grant date	$9.42	$11.71

Weighted average assumptions:
Expected life of options (years)	5.9	6.3
Risk-free interest rate	0.5%	1.1%
Expected volatility	31.2%	30.7%
Expected dividend yield	3.0%	2.4%
Fair value of common stock on grant date	$45.99	$56.79
Exercise price of stock option grant	$45.99	$62.36

INDEX
Note 7 — Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of tax, for the three and six months ended October 31, 2022 and 2021 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at July 31, 2022	$(349,346)	$(177,145)	$3,202	$(523,289)
Other comprehensive (loss) income before reclassifications	(36,148)	7,089	5,804	(23,255)
Amounts reclassified from accumulated other comprehensive loss	—	1,057	(499)	558
Total other comprehensive (loss) income	(36,148)	8,146	5,305	(22,697)
Balance at October 31, 2022	$(385,494)	$(168,999)	$8,507	$(545,986)

Balance at April 30, 2022	$(329,566)	$(182,226)	$3,646	$(508,146)
Other comprehensive (loss) income before reclassifications	(55,928)	11,068	5,067	(39,793)
Amounts reclassified from accumulated other comprehensive loss	—	2,159	(206)	1,953
Total other comprehensive (loss) income	(55,928)	13,227	4,861	(37,840)
Balance at October 31, 2022	$(385,494)	$(168,999)	$8,507	$(545,986)

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at July 31, 2021	$(263,878)	$(226,557)	$(4,165)	$(494,600)
Other comprehensive (loss) income before reclassifications	(9,483)	2,639	978	(5,866)
Amounts reclassified from accumulated other comprehensive loss	—	1,426	831	2,257
Total other comprehensive (loss) income	(9,483)	4,065	1,809	(3,609)
Balance at October 31, 2021	$(273,361)	$(222,492)	$(2,356)	$(498,209)

Balance at April 30, 2021	$(257,941)	$(228,146)	$(4,703)	$(490,790)
Other comprehensive (loss) income before reclassifications	(15,420)	2,781	685	(11,954)
Amounts reclassified from accumulated other comprehensive loss	—	2,873	1,662	4,535
Total other comprehensive (loss) income	(15,420)	5,654	2,347	(7,419)
Balance at October 31, 2021	$(273,361)	$(222,492)	$(2,356)	$(498,209)
During the three and six months ended October 31, 2022, pretax actuarial losses included in Unamortized Retirement Costs of approximately $1.4 million and $2.9 million, respectively, and in the three and six months ended October 31, 2021, of approximately $1.9 million and $3.7 million, respectively, were amortized from Accumulated other comprehensive loss and recognized as pension and post-retirement benefit expense primarily in Operating and administrative expenses and Other (expense) income, net on our Unaudited Condensed Consolidated Statements of Net Income.

INDEX
Our policy for releasing the income tax effects from accumulated other comprehensive (loss) income is to release when the corresponding pretax accumulated other comprehensive (loss) income items are reclassified to earnings.
Note 8 — Reconciliation of Weighted Average Shares Outstanding
A reconciliation of the shares used in the computation of earnings per share follows (shares in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Weighted average shares outstanding	55,622	55,806	55,679	55,833
Shares used for basic earnings per share	55,622	55,806	55,679	55,833
Dilutive effect of unvested restricted stock units and other stock awards	573	582	647	644
Shares used for diluted earnings per share	56,195	56,388	56,326	56,477
Antidilutive options to purchase Class A common shares, restricted shares, warrants to purchase Class A common shares, and contingently issuable restricted stock which are excluded from the table above	523	1,074	491	1,006
The shares associated with performance-based stock awards ("PSUs") are considered contingently issuable shares and will be included in the diluted weighted average number of common shares outstanding when they have met the performance conditions, and when their effect is dilutive.
We included contingently issuable shares using the treasury stock method for certain PSUs in the diluted weighted average number of common shares outstanding based on the number of contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU contingency period. The calculation of diluted weighted average shares outstanding related to these PSUs was nominal in the three and six months ended October 31, 2022. The calculation of diluted weighted average shares outstanding in the three and six months ended October 31, 2021 did not include contingently issuable shares related to these PSUs as the performance condition was not met.

INDEX
Note 9 — Restructuring and Related Charges (Credits)

Fiscal Year 2023 Restructuring Program

In May 2022, the Company initiated a global program to restructure and align our cost base with current and anticipated future market conditions (Fiscal Year 2023 Restructuring Program). This program includes the exit of certain leased office space and the reduction of our occupancy at other facilities. We are reducing our real estate square footage occupancy by approximately 22%. In addition, the program includes severance related charges for the elimination of certain positions.

The following tables summarize the pretax restructuring charges related to this program:

	Three Months Ended October 31,	Six Months Ended October 31,	Total Charges Incurred to Date
	2022	2022
Charges by Segment:
Research	$1,179	$1,260	$1,260
Academic & Professional Learning	3,325	9,239	9,239
Education Services	504	1,334	1,334
Corporate Expenses	8,673	23,589	23,589
Total Restructuring and Related Charges	$13,681	$35,422	$35,422

Charges by Activity:
Severance and termination benefits	$5,467	$17,564	$17,564
Impairment of operating lease ROU assets and property and equipment	6,590	12,696	12,696
Acceleration of expense related to operating lease ROU assets and property and equipment	—	1,840	1,840
Facility related charges, net	999	2,697	2,697
Consulting costs	430	430	430
Other activities	195	195	195
Total Restructuring and Related Charges	$13,681	$35,422	$35,422

We recorded an initial pretax restructuring charge of $20.0 million in the three months ended July 31, 2022 related to this program, plus additional impairment and severance charges in the three months ended October 31, 2022 of $12.1 million, for a total of $32.1 million in the six months ended October 31, 2022. These restructuring charges primarily reflect the following charges:

•Severance charges of $17.6 million for the elimination of certain positions,
•Impairment charges of $12.7 million recorded in our corporate category, which included the impairment of operating lease ROU assets of $7.6 million related to certain leases that will be subleased, and the related property and equipment of $5.1 million described further below, and
•Acceleration of expense of $1.8 million, which included the acceleration of rent expense associated with operating lease ROU assets of $0.9 million related to certain leases that will be abandoned or terminated and the related depreciation and amortization of property and equipment of $0.9 million.

Due to the actions taken above, we tested the operating lease ROU assets and the related property and equipment for those being subleased for recoverability by comparing the carrying value of the asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset groups were below the carrying values. Therefore, there was an indication of impairment. We then determined the fair value of the asset groups by utilizing the present value of the estimated future cash flows attributable to the assets. The fair value of these operating lease ROU assets and the property and equipment immediately subsequent to the impairment was $12.1 million and was categorized as Level 3 within the FASB ASC Topic 820, “Fair Value Measurements” fair value hierarchy.

INDEX
In addition, we also incurred ongoing facility-related costs associated with certain properties that resulted in additional restructuring charges of $1.0 million and $2.7 million in the three and six months ended October 31, 2022, respectively. We also incurred consulting costs of $0.4 million in both the three and six months ended October 31, 2022, and other activities of $0.2 million in both the three and six months ended October 31, 2022.

The following table summarizes the activity for the Fiscal Year 2023 Restructuring Program liability for the six months ended October 31, 2022:

	April 30, 2022	Charges	Payments	Foreign Translation & Other Adjustments	October 31, 2022
Severance and termination benefits	$—	$17,564	$(7,871)	$(113)	$9,580
Consulting costs	—	430	(430)	—	—
Other activities	—	195	(29)	—	166
Total	$—	$18,189	$(8,330)	$(113)	$9,746

The restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs on our Unaudited Condensed Consolidated Statement of Financial Position. The liability for Other activities is reflected in Other accrued liabilities.
Business Optimization Program
Beginning in fiscal year 2020, we initiated a multiyear Business Optimization Program (the Business Optimization Program) to drive efficiency improvement and operating savings.
The following tables summarize the pretax restructuring charges (credits) related to this program:

	Three Months Ended October 31,		Six Months Ended October 31,		Total Charges Incurred to Date
	2022	2021	2022	2021
Charges (Credits) by Segment:
Research	$—	$22	$—	$238	$3,882
Academic & Professional Learning	114	(465)	(10)	(294)	13,240
Education Services	2	6	5	(28)	4,318
Corporate Expenses	159	(896)	980	(1,525)	44,370
Total Restructuring and Related Charges (Credits)	$275	$(1,333)	$975	$(1,609)	$65,810

Charges (Credits) by Activity:
Severance and termination benefits	$127	$(1,956)	$13	$(2,570)	$35,132
Impairment of operating lease ROU assets and property and equipment	—	—	—	—	15,079
Acceleration of expense related to operating lease ROU assets and property and equipment	—	—	—	—	3,378
Facility related charges, net	148	623	962	961	10,481
Other activities	—	—	—	—	1,740
Total Restructuring and Related Charges (Credits)	$275	$(1,333)	$975	$(1,609)	$65,810

INDEX
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
The following table summarizes the activity for the Business Optimization Program liability for the six months ended October 31, 2022:

	April 30, 2022	Charges	Payments	Foreign Translation & Other Adjustments	October 31, 2022
Severance and termination benefits	$2,079	$13	$(173)	$(65)	$1,854
Total	$2,079	$13	$(173)	$(65)	$1,854
The restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs on our Unaudited Condensed Consolidated Statement of Financial Position as of October 31, 2022.

INDEX
Note 10 — Segment Information
We report our segment information in accordance with the provisions of FASB Accounting Standards Codification (ASC) Topic 280, “Segment Reporting”. These segments reflect the way our chief operating decision maker evaluates our business performance and manages the operations. The performance metric used by our chief operating decision maker to evaluate performance of our reportable segments is Adjusted Contribution to Profit. Our segment reporting structure consists of three reportable segments, which are listed below, as well as a Corporate category, which includes certain costs that are not allocated to the reportable segments:
•Research
•Academic & Professional Learning
•Education Services
Segment information is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Revenue:
Research (1)	$271,359	$275,154	$546,272	$549,910
Academic & Professional Learning	152,641	176,529	285,600	315,793
Education Services	90,836	81,320	170,533	155,688
Total revenue	$514,836	$533,003	$1,002,405	$1,021,391

Adjusted Contribution to Profit:
Research (1)	$74,458	$77,053	$143,562	$156,077
Academic & Professional Learning	33,850	40,606	35,225	48,929
Education Services (2)	6,588	727	(5,154)	(1,134)
Total adjusted contribution to profit	114,896	118,386	173,633	203,872
Adjusted corporate contribution to profit	(43,501)	(45,831)	(92,168)	(90,625)
Total adjusted operating income	$71,395	$72,555	$81,465	$113,247

Depreciation and Amortization:
Research (1)	$23,384	$23,464	$47,185	$47,226
Academic & Professional Learning	16,152	18,148	32,684	36,512
Education Services (2)	8,975	8,813	22,765	17,116
Total depreciation and amortization	48,511	50,425	102,634	100,854
Corporate depreciation and amortization	3,910	4,130	8,066	8,267
Total depreciation and amortization	$52,421	$54,555	$110,700	$109,121

(1)	The Research segment was previously referred to as Research Publishing & Platforms.
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

INDEX
The following table shows a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted Operating Income:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
US GAAP Operating Income	$57,439	$73,888	$40,474	$114,856
Adjustments:
Restructuring and related charges (credits) (1)	13,956	(1,333)	36,397	(1,609)
Accelerated amortization of an intangible asset (2)	—	—	4,594	—
Non-GAAP Adjusted Operating Income	$71,395	$72,555	$81,465	$113,247

(1)	See Note 9, “Restructuring and Related Charges (Credits)” for these charges by segment.
(2)	As described above, this accelerated amortization relates to the mthree trademark.
See Note 4, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the three and six months ended October 31, 2022 and 2021.
Note 11 — Inventories
Inventories, net consisted of the following:

	October 31, 2022	April 30, 2022
Finished goods	$30,245	$31,270
Work-in-process	1,182	1,729
Paper and other materials	182	275
Total inventories before estimated sales returns and LIFO reserve	$31,609	$33,274
Inventory value of estimated sales returns	7,347	7,820
LIFO reserve	(4,509)	(4,509)
Inventories, net	$34,447	$36,585
Note 12 — Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity in goodwill by segment as of October 31, 2022:

	April 30, 2022	Foreign Translation Adjustment	October 31, 2022
Research (1)	$610,416	$(26,417)	$583,999
Academic & Professional Learning	498,136	(6,322)	491,814
Education Services (2)	193,590	(1,091)	192,499
Total	$1,302,142	$(33,830)	$1,268,312

(1)	The Research segment was previously referred to as Research Publishing & Platforms.
(2)	The Education Services goodwill balance as of April 30, 2022 includes a cumulative pretax noncash goodwill impairment of $110.0 million.

INDEX
Intangible Assets
Intangible assets, net were as follows:

	October 31, 2022	April 30, 2022 ⁽¹⁾
Intangible assets with definite lives, net:
Content and publishing rights	$462,238	$499,937
Customer relationships	226,841	242,058
Developed technology	47,991	54,721
Brands and trademarks (2)	9,731	16,021
Covenants not to compete	346	393
Total intangible assets with definite lives, net	747,147	813,130
Intangible assets with indefinite lives:
Brands and trademarks	37,000	37,000
Publishing rights	76,429	81,299
Total intangible assets with indefinite lives	113,429	118,299
Total intangible assets, net	$860,576	$931,429

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

Note 13 — Income Taxes

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate for the three and six months ended October 31, 2022, was 21.0% and 18.4%, respectively, compared with 20.7% and 39.1% for the three and six months ended October 31, 2021, respectively.
The rate for the three months ended October 31, 2022, was equal to the US statutory rate after taking into account the geographic mix of earnings, the impact of US state taxes, and a discrete item relating to restricted stock compensation. The rate for the six months ended October 31, 2022 was lower than the US statutory rate due to the same factors described above.
The rate for the six months ended October 31, 2022, was lower than the rate for the six months ended October 31, 2021, primarily due to an increase in the UK statutory rate announced during the first three months of fiscal 2022 and reflected in the effective tax rate for the six months ended October 31, 2021. The UK enacted legislation on June 10, 2021, that increased its statutory rate from 19% to 25% effective April 1, 2023, resulting in a $20.7 million non-cash deferred tax expense.
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

INDEX
Note 14 — Retirement Plans
The components of net pension income for our defined benefit plans were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Service cost	$192	$300	$392	$607
Interest cost	5,994	5,178	12,183	10,401
Expected return on plan assets	(8,038)	(10,142)	(16,422)	(20,401)
Amortization of prior service cost	(24)	(22)	(47)	(44)
Amortization of net actuarial loss	1,467	1,877	2,991	3,774
Net pension income	$(409)	$(2,809)	$(903)	$(5,663)
The service cost component of net pension income is reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net Income. The other components of net pension income are reported separately from the service cost component and below Operating income. Such amounts are reflected in Other (expense) income, net on our Unaudited Condensed Consolidated Statements of Net Income.
Employer defined benefit pension plan contributions were $3.5 million and $7.4 million for the three and six months ended October 31, 2022, respectively, and $4.0 million and $8.5 million for the three and six months ended October 31, 2021, respectively.
Defined Contribution Savings Plans
The expense for employer defined contribution savings plans was $6.8 million and $15.6 million for the three and six months ended October 31, 2022, respectively, and $6.5 million and $15.6 million for the three and six months ended October 31, 2021, respectively.
Note 15 — Debt and Available Credit Facilities
Our total debt outstanding consisted of the amounts set forth in the following table:

	October 31, 2022	April 30, 2022
Short-term portion of long-term debt (1)	$25,000	$18,750

Term loan A - Amended and Restated RCA (2)	191,925	204,343
Revolving credit facility - Amended and Restated RCA	786,758	563,934
Total long-term debt, less current portion	978,683	768,277

Total debt	$1,003,683	$787,027

(1)	Relates to our term loan A under the Amended and Restated RCA.
(2)	Amounts are shown net of unamortized issuance costs of $0.3 million as of October 31, 2022 and $0.3 million as of April 30, 2022.

INDEX
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
The Amended and Restated RCA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of October 31, 2022.
The amortization expense of the costs incurred related to the Amended and Restated RCA related to the lender and non-lender fees is recognized over the five-year term of the Amended and Restated RCA. Total amortization expense was $0.3 million and $0.5 million for the three and six months ended October 31, 2022, respectively and is included in Interest expense on our Unaudited Condensed Consolidated Statements of Net Income. Total amortization expense was $0.3 million and $0.5 million for the three and six months ended October 31, 2021, respectively and is included in Interest expense on our Unaudited Condensed Consolidated Statements of Net Income.

As of October 31, 2022, we had approximately $464.2 million of unused borrowing capacity under our Amended and Restated RCA and other facilities.

The weighted average interest rates on total debt outstanding during the three and six months ended October 31, 2022 were 3.70% and 3.31%, respectively. The weighted average interest rates on total debt outstanding during the three and six months ended October 31, 2021 were 1.92% and 1.97%, respectively. As of October 31, 2022 and April 30, 2022, the weighted average interest rates for total debt were 3.99% and 2.55%, respectively.
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
Interest Rate Contracts
As of October 31, 2022, we had total debt outstanding of $1,003.7 million, net of unamortized issuance costs of $0.3 million of which $1,004.0 million are variable rate loans outstanding under the Amended and Restated RCA, which approximated fair value.

INDEX
We had outstanding interest rate swap agreements with combined notional amounts of $400.0 million and $500.0 million as of October 31, 2022 and April 30, 2022, respectively. These agreements were accounted for as cash flow hedges which fixed a portion of the variable interest due on our Amended and Restated RCA.

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
On August 7, 2019, we entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on our Amended and Restated RCA. Under the terms of the agreement, which expired on August 15, 2022, we paid a fixed rate of 1.400% and received a variable rate of interest based on one-month LIBOR from the counterparty which was reset every month for a three-year period ending August 15, 2022. Prior to expiration, the notional amount of the interest rate swap was $100.0 million.

On June 16, 2022 we entered into a forward starting interest rate swap agreement, which fixed a portion of the variable interest due on our Amended and Restated RCA. Under the terms of the agreement, we pay a fixed rate of 3.500% and receive a variable rate of interest based on one-month LIBOR from the counterparty which is reset every month for a three-year period ending May 15, 2024. As of October 31, 2022, the notional amount of the interest rate swap was $100.0 million.
We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of October 31, 2022 was a deferred gain of $12.6 million. Based on the maturity dates of the contracts, $1.3 million of the deferred gain as of October 31, 2022 was recorded within Prepaid expenses and other current assets and $11.3 million of the deferred gain was recorded within Other non-current assets.

The fair value of the interest rate swaps as of April 30, 2022 was a deferred loss of $(0.2) million and a deferred gain of $5.8 million. Based on the maturity dates of the contracts, the entire deferred loss as of April 30, 2022 was recorded within Other accrued liabilities, $0.9 million of the deferred gain was recorded within Prepaid expenses and other current assets, and $4.9 million was recorded within Other non-current assets.
The pretax gains that were reclassified from Accumulated other comprehensive loss into Interest expense for the three and six months ended October 31, 2022 were $0.7 million and $0.3 million, respectively. The pretax (losses) that were reclassified from Accumulated other comprehensive loss into Interest expense for the three and six months ended October 31, 2021 were $(1.1) million and $(2.2) million, respectively.
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
As of October 31, 2022, and April 30, 2022, we did not maintain any open forward exchange contracts. In addition, we did not maintain any open forward contracts during the six months ended October 31, 2022 and 2021.

INDEX
Note 17 — Capital Stock and Changes in Capital Accounts
Share Repurchases
The following table summarizes the share repurchases of Class A and Class B Common Stock (shares in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Shares repurchased - Class A	170	183	382	312
Shares repurchased - Class B	—	—	—	1
Average Price - Class A and Class B	$44.24	$54.54	$45.84	$55.51
Dividends
The following table summarizes the cash dividends paid during the six months ended October 31, 2022:

Date of Declaration by Board of Directors	Quarterly Cash Dividend	Total Dividend	Class of Common Stock	Dividend Paid Date	Shareholders of Record as of Date
June 22, 2022	$0.3475 per common share	$19.4 million	Class A and Class B	July 20, 2022	July 6, 2022
September 29, 2022	$0.3475 per common share	$19.3 million	Class A and Class B	October 26, 2022	October 11, 2022
Changes in Common Stock
The following is a summary of changes during the six months ended October 31, in shares of our common stock and common stock in treasury (shares in thousands):

Changes in Common Stock A:	2022	2021
Number of shares, beginning of year	70,226	70,208
Common stock class conversions	2	3
Number of shares issued, end of period	70,228	70,211

Changes in Common Stock A in treasury:
Number of shares held, beginning of year	23,515	23,419
Purchases of treasury shares	382	312
Restricted shares issued under stock-based compensation plans – non-PSU Awards	(125)	(129)
Restricted shares issued under stock-based compensation plans – PSU Awards	(150)	(108)
Shares issued under the Director Plan to Directors	(3)	(2)
Restricted shares issued from exercise of stock options	—	(24)
Shares withheld for taxes	100	93
Number of shares held, end of period	23,719	23,561
Number of Common Stock A outstanding, end of period	46,509	46,650

INDEX

Changes in Common Stock B:	2022	2021
Number of shares, beginning of year	12,956	12,974
Common stock class conversions	(2)	(3)
Number of shares issued, end of period	12,954	12,971

Changes in Common Stock B in treasury:
Number of shares held, beginning of year	3,924	3,922
Purchase of treasury shares	—	1
Number of shares held, end of period	3,924	3,923
Number of Common Stock B outstanding, end of period	9,030	9,048
Note 18 — Commitments and Contingencies
We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of October 31, 2022, will not have a material effect on our consolidated financial condition or results of operations.
Note 19 — Subsequent Events
Segment Realignment:
In the third quarter of fiscal year 2023, we are realigning our segments around our customers to drive impact and improve efficiency. Our new segment reporting structure will consist of three reportable segments which includes Research (no changes), Academic, and Talent, as well as a Corporate category.
The Academic segment will consist of Academic Publishing (which includes Education Publishing and Professional Publishing), and University Services (previously included in the Education Services segment).
The Talent segment will consist of Talent Development, as well as Corporate Training and Corporate Learning, which were both previously included in the Academic & Professional Learning segment.
Amended and Restated Credit Agreement:
On November 30, 2022, Wiley entered into an amendment to its Amended and Restated RCA that provides for senior unsecured credit facilities comprised of (i) five-year credit commitments with the principal amount of $1.315 billion, extended to a maturity date in November 2027, and (ii) $185 million in existing credit commitments to remain through the existing maturity date in May 2024. The agreement contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio. We incurred approximately $5 million of costs related to this agreement.

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
OVERVIEW

Wiley is a global leader in scientific research and career-connected education, unlocking human potential by enabling discovery, powering education, and shaping workforces. For over 200 years, Wiley has fueled the world’s knowledge ecosystem. Today, our high-impact content, platforms, and services help researchers, learners, institutions, and corporations achieve their goals in an ever-changing world. Wiley is a predominantly digital company with approximately 85% of revenue generated by digital products and tech-enabled services, and 57% of revenue is recurring, which includes revenue that is contractually obligated or set to recur with a high degree of certainty, for the six months ended October 31, 2022.
We report financial information for the following segments, as well as a Corporate category, which includes certain costs that are not allocated to the reportable segments:
•Research (which was previously referred to as Research Publishing & Platforms)
•Academic & Professional Learning
•Education Services

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
RESULTS OF OPERATIONS – THREE MONTHS ENDED OCTOBER 31, 2022
SECOND QUARTER SUMMARY:
•US GAAP Results: Consolidated Revenue of $514.8 million (-3%, compared with the prior year), Operating Income of $57.4 million (-22%, compared with the prior year), and Diluted EPS of $0.68 (-31%, compared with the prior year)
•Adjusted Results (at constant currency compared with the prior year): Consolidated Revenue of $514.8 million (+1%, compared with the prior year), Adjusted EBITDA of $123.8 million (-4%, compared with the prior year), and Adjusted EPS of $1.20 (-13%, compared with the prior year)
•Fiscal 2023 Outlook: Wiley is lowering its revenue outlook at constant currency due to consumer spending and enrollment headwinds in Academic & Professional Learning. Reaffirms full year outlook for Adjusted EBITDA and Free Cash Flow; Adjusted EPS trending to lower end of range mainly due to rising interest expense.

INDEX
CONSOLIDATED RESULTS OF OPERATIONS
Revenue:
Revenue for the three months ended October 31, 2022, decreased $18.2 million, or 3%, as compared with the prior year. On a constant currency basis, revenue increased 1% as compared with prior year including contributions from acquisitions. Excluding the contributions from acquisitions, revenue decreased 1% on a constant currency basis.
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:

Cost of sales for the three months ended October 31, 2022, decreased $4.5 million, or 3%, as compared with the prior year. On a constant currency basis, cost of sales increased 4% as compared with the prior year. This increase was primarily due to higher employee costs to support the growth in Talent Development Services within the Education Services segment, partially offset by lower royalty and print product costs in Academic & Professional Learning, and a decrease in student acquisition costs in Education Services.
Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended October 31, 2022, decreased $11.2 million, or 4%, as compared with the prior year. On a constant currency basis, operating and administrative expenses increased 1% as compared with the prior year primarily reflecting higher technology costs, and travel and entertainment costs due to the resumption of in-person activities.
Restructuring and Related Charges (Credits):

Fiscal Year 2023 Restructuring Program

In May 2022, the Company initiated a global program to restructure and align our cost base with current and anticipated future market conditions. This program includes the exit of certain leased office space which began in the first quarter of fiscal year 2023 and the reduction of our occupancy at other facilities. We are reducing our real estate square footage occupancy by approximately 22%. In addition, the program includes severance related charges for the elimination of certain positions. We anticipate $29 million in savings from actions starting in fiscal year 2023.

For the three months ended October 31, 2022, we recorded pretax restructuring charges of $13.7 million related to this program. This restructuring charge primarily reflects the following charges:
•Severance charges of $5.5 million for the elimination of certain positions,
•Impairment charges of $6.6 million, which included the impairment of operating lease ROU assets of $4.7 million related to a certain lease that will be subleased, and the related technology, property and equipment of $1.9 million,
•Consulting and other costs of $0.6 million; and
•Ongoing facility-related costs with previously vacated properties that resulted in additional restructuring charges of $1.0 million.

These actions are anticipated to yield annualized cost savings estimated to be approximately $50 million. We anticipate ongoing facility-related costs associated with certain properties to result in additional restructuring charges in future periods.

These charges are reflected in Restructuring and related charges (credits) on our Unaudited Condensed Consolidated Statements of Net Income. See Note 9, “Restructuring and Related Charges (Credits)” for more details on these charges.

Business Optimization Program

For the three months ended October 31, 2022 and 2021, we recorded pretax restructuring charges of $0.3 million and credits of $1.3 million, respectively, related to this program. We anticipated $10 million in run rate savings from actions starting in fiscal 2022. These charges and credits are reflected in Restructuring and related charges (credits) on our Unaudited Condensed Consolidated Statements of Net Income. See Note 9, “Restructuring and Related Charges (Credits)” for more details on these charges and credits.

INDEX
For the impact of our restructuring programs on diluted earnings per share, see the section below, “Diluted Earnings per Share (EPS).”
Amortization of Intangible Assets:

Amortization of intangible assets was $20.1 million for the three months ended October 31, 2022, a decrease of $1.4 million, or 6%, as compared with the prior year. On a constant currency basis, amortization of intangible assets decreased 2% as compared with the prior year primarily due to the completion of amortization of certain acquired intangible assets, partially offset by the amortization of intangible assets related to the acquisitions completed in fiscal year 2022. See Note 3, “Acquisitions” for more details on these acquisitions.
Operating Income, Adjusted Operating Income (OI) and Adjusted EBITDA:
Operating income for the three months ended October 31, 2022, decreased $16.4 million, or 22%, as compared with the prior year. On a constant currency basis, operating income decreased 27% as compared with the prior year, primarily due to an increase in restructuring charges and, to a lesser extent, an increase in cost of sales and operating and administrative expenses, partially offset by higher revenue as described above.

Adjusted OI and Adjusted EBITDA on a constant currency basis and excluding restructuring charges (credits), decreased 6% and 4%, respectively, as compared with the prior year. The decrease in Adjusted OI and Adjusted EBITDA was primarily due to an increase in cost of sales, and operating and administrative expenses, partially offset by higher revenues as described above.
Adjusted OI
Below is a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted OI:

	Three Months Ended October 31,
	2022	2021
US GAAP Operating Income	$57,439	$73,888
Adjustments:
Restructuring and related charges (credits)	$13,956	$(1,333)
Non-GAAP Adjusted OI	$71,395	$72,555
Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net Income to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended October 31,
	2022	2021
Net Income	$38,193	$55,967
Interest expense	9,332	4,997
Provision for income taxes	10,137	14,648
Depreciation and amortization	52,421	54,555
Non-GAAP EBITDA	110,083	130,167
Restructuring and related charges (credits)	13,956	(1,333)
Foreign exchange transaction (gains) losses	(478)	1,370
Loss on sale of certain assets	—	56
Other expense (income), net	255	(3,150)
Non-GAAP Adjusted EBITDA	$123,816	$127,110

INDEX
Interest Expense:
Interest expense for the three months ended October 31, 2022, was $9.3 million compared with the prior year of $5.0 million. This increase was primarily due to a higher weighted average effective interest rate.
Foreign Exchange Transaction Gains (Losses):

Foreign exchange transaction gains were $0.5 million for the three months ended October 31, 2022, and were primarily due to gains on our foreign currency denominated third party accounts receivable and payable balances, partially offset by losses on our intercompany accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.
Foreign exchange transaction losses were $(1.4) million for the three months ended October 31, 2021, and were primarily due to losses on our foreign currency denominated third-party and intercompany accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.
Provision for Income Taxes:
Below is a reconciliation of our US GAAP Income Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Three Months Ended October 31,
	2022	2021
US GAAP Income Before Taxes	$48,330	$70,615
Pretax Impact of Adjustments:
Restructuring and related charges (credits)	13,956	(1,333)
Foreign exchange losses on intercompany transactions	2,654	567
Amortization of acquired intangible assets	21,185	22,608
Loss on sale of certain assets	—	56
Non-GAAP Adjusted Income Before Taxes	$86,125	$92,513
Below is a reconciliation of our US GAAP Income Tax Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Three Months Ended October 31,
	2022	2021
US GAAP Income Tax Provision	$10,137	$14,648
Income Tax Impact of Adjustments (1):
Restructuring and related charges (credits)	3,422	(277)
Foreign exchange losses on intercompany transactions	694	120
Amortization of acquired intangible assets	4,388	5,420
Loss on sale of certain assets	—	14
Non-GAAP Adjusted Income Tax Provision	$18,641	$19,925

US GAAP Effective Tax Rate	21.0%	20.7%
Non-GAAP Adjusted Effective Tax Rate	21.6%	21.5%

(1)	For the three months ended October 31, 2022 and 2021, substantially all of the tax impact was from deferred taxes.

INDEX
Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The US GAAP Effective Tax Rate for the three months ended October 31, 2022, was 21.0% compared to 20.7% for the three months ended October 31, 2021. The US GAAP Effective Tax Rate for the three months ended October 31, 2022, was equal to the US statutory rate after taking into account the geographic mix of earnings, the impact of US state taxes, and a discrete item relating to restricted stock compensation.

Excluding the tax impact of restructuring and other adjustments noted in the table above, the Non-GAAP Adjusted Effective Tax Rate was 21.6% for the three months ended October 31, 2022, compared to 21.5% for the three months ended October 31, 2021. The increase in the Non-GAAP Adjusted Effective Tax Rate for the three months ended October 31, 2022, compared with the prior year is primarily due to the geographic mix of earnings, and the impact of US state taxes.
Diluted Earnings per Share (EPS):
EPS for the three months ended October 31, 2022, was $0.68 per share compared with $0.99 per share for the three months ended October 31, 2021. This decrease was due to lower operating income as described above and, to a lesser extent, higher interest expense, and lower pension income in the three months ended October 31, 2022.
Below is a reconciliation of our US GAAP EPS to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below, are presented in the section above, “Provision for Income Taxes”.

	Three Months Ended October 31,
	2022	2021
US GAAP EPS	$0.68	$0.99
Adjustments:
Restructuring and related charges (credits)	0.19	(0.02)
Foreign exchange losses on intercompany transactions	0.03	0.01
Amortization of acquired intangible assets	0.30	0.31
Non-GAAP Adjusted EPS	$1.20	$1.29
On a constant currency basis, Adjusted EPS decreased 13% primarily due to a decrease in Adjusted OI, higher interest expense and, to a lesser extent, lower pension income, partially offset by lower Adjusted income tax provision.

INDEX
SEGMENT OPERATING RESULTS

	Three Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
RESEARCH:	2022	2021
Revenue:
Research Publishing (1)	$232,641	$238,853	(3)%	2%
Research Solutions (1)	38,718	36,301	7%	11%
Total Research Revenue	271,359	275,154	(1)%	3%

Cost of Sales	71,033	73,700	4%	(5)%
Operating Expenses	114,252	112,729	(1)%	(8)%
Amortization of Intangible Assets	11,616	11,672	—%	(6)%
Restructuring Charges (see Note 9)	1,179	22	#	#

Contribution to Profit	73,279	77,031	(5)%	(8)%
Restructuring Charges (see Note 9)	1,179	22	#	#
Adjusted Contribution to Profit	74,458	77,053	(3)%	(7)%
Depreciation and amortization	23,384	23,464	—%	(4)%
Adjusted EBITDA	$97,842	$100,517	(3)%	(4)%
Adjusted EBITDA Margin	36.1%	36.5%
# Not meaningful

(1)
As previously announced in May 2022, our revenue by product type previously referred to as Research Platforms was changed to Research Solutions. Research Solutions includes infrastructure and publishing services that help societies and corporations thrive in a complex knowledge ecosystem. In addition to Platforms (Atypon), certain product offerings such as corporate sales which included the recent acquisitions of Madgex Holdings Limited (Madgex), and Bio-Rad Laboratories Inc.’s Informatics products (Informatics) that were previously included in Research Publishing moved to Research Solutions to align with our strategic focus. Research Solutions also includes product offerings related to certain recent acquisitions such as J&J, and EJP. Prior period results have been revised to the new presentation. There were no changes to the total Research segment or our consolidated financial results. The revenue reclassified was $24.0 million for the three months ended October 31, 2021, $93.3 million for the year ended April 30, 2022, and $80.3 million for the year ended April 30, 2021.

Revenue:

Research revenue for the three months ended October 31, 2022, decreased $3.8 million, or 1%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 3% as compared with the prior year. Excluding revenue from acquisitions, organic revenue increased 2% on a constant currency basis. This increase was primarily due to an increase in open access publishing. Open Access article output growth was approximately 34% for the three months ended October 31, 2022, as compared with the prior year.

INDEX
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 4% as compared with the prior year. This decrease was primarily due to investments to optimize and scale publishing and solutions and, to a lesser extent, higher travel and entertainment costs due to the resumption of in-person activities, partially offset by an increase in revenue.

	Three Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
ACADEMIC & PROFESSIONAL LEARNING:	2022	2021
Revenue:
Education Publishing	$86,200	$98,581	(13)%	(10)%
Professional Learning	66,441	77,948	(15)%	(11)%
Total Academic & Professional Learning	152,641	176,529	(14)%	(10)%

Cost of Sales	38,302	45,842	16%	13%
Operating Expenses	77,892	86,473	10%	6%
Amortization of Intangible Assets	2,597	3,608	28%	26%
Restructuring Charges (Credits) (see Note 9)	3,439	(465)	#	#

Contribution to Profit	30,411	41,071	(26)%	(24)%
Restructuring Charges (Credits) (see Note 9)	3,439	(465)	#	#
Adjusted Contribution to Profit	33,850	40,606	(17)%	(15)%
Depreciation and amortization	16,152	18,148	11%	7%
Adjusted EBITDA	$50,002	$58,754	(15)%	(12)%
Adjusted EBITDA Margin	32.8%	33.3%
# Not meaningful
Revenue:

Academic & Professional Learning revenue decreased $23.9 million, or 14%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 10% as compared with the prior year. Education Publishing revenues decreased primarily due to a decrease in print textbooks, partially offset by an increase in courseware and digital content. Professional Learning revenues decreased primarily due to a decline in print and digital professional publishing due to a pullback in consumer spending, partially offset by an increase in corporate training.
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 12% as compared with the prior year. This decrease was primarily due to the decline in revenue, partially offset by lower expenses as a result of restructuring efforts and the timing of certain expenses.

INDEX

	Three Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
EDUCATION SERVICES:	2022	2021
Revenue:
University Services (1)	$57,759	$58,630	(1)%	(1)%
Talent Development Services (1)	33,077	22,690	46%	61%
Total Education Services Revenue	90,836	81,320	12%	17%

Cost of Sales	60,967	55,241	(10)%	(15)%
Operating Expenses	17,384	19,157	9%	5%
Amortization of Intangible Assets	5,897	6,195	5%	4%
Restructuring Charges (see Note 9)	506	6	#	#

Contribution to Profit	6,082	721	#	#
Restructuring Charges (see Note 9)	506	6	#	#
Adjusted Contribution to Profit	6,588	727	#	#
Depreciation and amortization	8,975	8,813	(2)%	(3)%
Adjusted EBITDA	$15,563	$9,540	63%	69%
Adjusted EBITDA Margin	17.1%	11.7%
# Not meaningful

(1)
In May 2022, we moved the WileyNXT product offering from Talent Development Services to University Services and the prior period results have been included in University Services. The revenue reclassified was $0.5 million for the three months ended October 31, 2021. There were no changes to the total Education Services segment or our total consolidated financial results.

Revenue:

Education Services revenue increased $9.5 million, or 12%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 17% as compared with the prior year. Excluding revenue from acquisitions, organic revenue increased 13% on a constant currency basis. This was primarily due to increased revenues from placements in Talent Development Services, partially offset by a decrease in University Services primarily driven by lower student enrollments. For the three months ended October 31, 2022, we delivered approximately 63% growth in talent placements in Talent Development Services. For the three months ended October 31, 2022, University Services experienced a 5% decrease in online enrollment.
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 69% as compared with the prior year. This was primarily a result of revenue flow-through in Talent Development, and to a lesser extent the timing of expenses in University Services, partially offset by higher employee costs to support growth in Talent Development Services.
Education Services Partners and Programs:
As of October 31, 2022, Wiley had 69 university partners under contract, compared to 65 as of October 31, 2021.
CORPORATE EXPENSES:

Corporate expenses for the three months ended October 31, 2022, increased $7.4 million, or 16%, as compared with the prior year. On a constant currency basis and excluding restructuring charges (credits), these expenses were flat as compared with the prior year. This was primarily due to higher employee costs, offset by the timing of certain expenses.

INDEX
RESULTS OF OPERATIONS – SIX MONTHS ENDED OCTOBER 31, 2022
SIX MONTHS SUMMARY:
•US GAAP Results: Consolidated Revenue of $1,002.4 million (-2%, compared with the prior year), Operating Income of $40.5 million (-65%, compared with the prior year), diluted EPS of $0.36 (-71%, compared with the prior year)
•Adjusted Results (at constant currency and excluding restructuring charges (credits) compared with the prior year): Consolidated Revenue of $1,002.4 million (+2%, compared with the prior year), Adjusted EBITDA of $187.6 million (-17%, compared with the prior year), and Adjusted EPS of $1.56 (-32%, compared with the prior year)
CONSOLIDATED RESULTS OF OPERATIONS
Revenue:
Revenue for the six months ended October 31, 2022, decreased $19.0 million, or 2%, as compared with the prior year. On a constant currency basis, revenue increased 2% as compared with the prior year including contributions from acquisitions. Excluding the contributions from acquisitions, organic revenue increased 1% on a constant currency basis.
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:

Cost of sales for the six months ended October 31, 2022, increased $3.6 million, or 1%, as compared with the prior year. On a constant currency basis, cost of sales increased 7% as compared with the prior year. This increase was primarily due to higher employee costs to support the growth in Talent Development Services within the Education Services segment.
Operating and Administrative Expenses:

Operating and administrative expenses for the six months ended October 31, 2022, increased $11.0 million, or 2%, as compared with the prior year. On a constant currency basis, operating and administrative expenses increased 7% as compared with the prior year primarily reflecting higher employment costs, notably in technology to support growth initiatives, and in editorial due to additional resources to support investments in growth. Additionally, travel and entertainment costs increased due to the resumption of in-person activities, and to a lesser extent, technology costs.
Restructuring and Related Charges (Credits):

Fiscal Year 2023 Restructuring Program

We recorded an initial pretax restructuring charge of $20.0 million in the three months ended July 31, 2022 related to this program, plus additional impairment and severance charges in the three months ended October 31, 2022 of $12.1 million, for a total of $32.1 million for the six months ended October 31, 2022. These restructuring charges primarily reflect the following charges:

•Severance charges of $17.6 million for the elimination of certain positions,
•Impairment charges of $12.7 million, which included the impairment of operating lease ROU assets of $7.6 million related to certain leases that will be subleased, and the related property and equipment of $5.1 million described further below, and
•Acceleration of expense of $1.8 million, which included the acceleration of rent expense associated with operating lease ROU assets of $0.9 million related to certain leases that will be abandoned or terminated and the related depreciation and amortization of property and equipment of $0.9 million.

In addition, we also incurred ongoing facility-related costs associated with certain properties that resulted in additional restructuring charges of $2.7 million in the six months ended October 31, 2022. We also incurred consulting costs of $0.4 million, and other activities of $0.2 million in the six months ended October 31, 2022.

See Note 9, “Restructuring and Related Charges (Credits)” for more details on these charges.

INDEX

Business Optimization Program

For the six months ended October 31, 2022 and 2021, we recorded pretax restructuring charges of $1.0 million and credits of $1.6 million, respectively, related to this program. These charges and credits are reflected in Restructuring and related charges (credits) on our Unaudited Condensed Consolidated Statements of Net Income. See Note 9, “Restructuring and Related Charges (Credits)” for more details on these charges and credits.

For the impact of our restructuring programs on diluted earnings per share, see the section below, “Diluted Earnings per Share (EPS).”
Amortization of Intangible Assets:

Amortization of intangible assets was $45.4 million for the six months ended October 31, 2022, an increase of $2.8 million, or 7%, as compared with the prior year. On a constant currency basis, amortization of intangible assets increased 10% as compared with the prior year primarily due to the acceleration of expense of $4.6 million related to the discontinued use of the mthree trademark and, to a lesser extent, other acquisitions completed in fiscal year 2022. These were partially offset by the completion of amortization of certain acquired intangible assets. See Note 3, “Acquisitions” for more details on these acquisitions.

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
Operating Income, Adjusted Operating Income (OI) and Adjusted EBITDA:

Operating income for the six months ended October 31, 2022, decreased $74.4 million, or 65%, as compared with prior year. On a constant currency basis, operating income decreased 70% as compared with prior year. The decrease was primarily due to restructuring charges in the six months ended October 31, 2022, an increase in operating and administrative expenses, and cost of sales as described above, partially offset by higher revenue.

Adjusted OI on a constant currency basis and excluding restructuring charges (credits) and the accelerated amortization of an intangible asset, decreased 33% as compared with the prior year primarily due to an increase in operating and administrative expenses, and cost of sales, partially offset by higher revenues as described above.

Adjusted EBITDA on a constant currency basis and excluding restructuring charges (credits), decreased 17% as compared with the prior year primarily due to a decrease in Adjusted OI.
Adjusted OI
Below is a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted OI:

	Six Months Ended October 31,
	2022	2021
US GAAP Operating Income	$40,474	$114,856
Adjustments:
Restructuring and related charges (credits)	36,397	(1,609)
Accelerated amortization of an intangible asset (1)	4,594	—
Non-GAAP Adjusted OI	$81,465	$113,247

INDEX

(1)
As described above, we determined that a revision of the useful life of the mthree trademark was warranted and the intangible asset was fully amortized over its remaining useful life resulting in accelerated amortization expense of $4.6 million in the three months ended July 31, 2022.

Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net Income to Non-GAAP EBITDA and Adjusted EBITDA:

	Six Months Ended October 31,
	2022	2021
Net Income	$20,358	$69,797
Interest expense	15,664	9,636
Provision for income taxes	4,585	44,820
Depreciation and amortization	110,700	109,121
Non-GAAP EBITDA	151,307	233,374
Restructuring and related charges (credits)	36,397	(1,609)
Foreign exchange transaction losses	138	1,000
Gain on sale of certain assets	—	(3,694)
Other income, net	(271)	(6,703)
Non-GAAP Adjusted EBITDA	$187,571	$222,368
Interest Expense:

Interest expense was $15.7 million for the six months ended October 31, 2022, compared with the prior year of $9.6 million. This increase was primarily due to a higher weighted average effective interest rate.
Foreign Exchange Transaction Losses:

Foreign exchange transaction losses were $0.1 million for the six months ended October 31, 2022, and were primarily due to losses on our intercompany accounts receivable and payable balances, offset by gains on our foreign currency denominated third party accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.

Foreign exchange transaction losses were $1.0 million for the six months ended October 31, 2021, and were primarily due to losses on our foreign currency denominated third-party accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.
Gain on Sale of Certain Assets:
The gain on the sale of certain assets is due to the sale of our world languages product portfolio which was included in our Academic & Professional Learning segment and resulted in a pretax gain of approximately $3.7 million during the six months ended October 31, 2021.

INDEX
Provision for Income Taxes:
Below is a reconciliation of our US GAAP Income Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Six Months Ended October 31,
	2022	2021
US GAAP Income Before Taxes	$24,943	$114,617
Pretax Impact of Adjustments:
Restructuring and related charges (credits)	36,397	(1,609)
Foreign exchange losses (gains) on intercompany transactions	3,320	(228)
Amortization of acquired intangible assets	47,570	44,892
Gain on sale of certain assets	—	(3,694)
Non-GAAP Adjusted Income Before Taxes	$112,230	$153,978
Below is a reconciliation of our US GAAP Income Tax Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Six Months Ended October 31,
	2022	2021
US GAAP Income Tax Provision	$4,585	$44,820
Income Tax Impact of Adjustments (1):
Restructuring and related charges (credits)	8,939	(232)
Foreign exchange losses on intercompany transactions	869	19
Amortization of acquired intangible assets	10,220	10,263
Gain on sale of certain assets	—	(922)
Income Tax Adjustments:
Impact of increase in UK statutory rate on deferred tax balances (2)	—	(20,726)
Non-GAAP Adjusted Income Tax Provision	$24,613	$33,222

US GAAP Effective Tax Rate	18.4%	39.1%
Non-GAAP Adjusted Effective Tax Rate	21.9%	21.6%

(1)	For the six months ended October 31, 2022 and 2021, substantially all of the tax impact was from deferred taxes.
(2)	These adjustments impacted deferred taxes in the six months ended October 31, 2021.

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The US GAAP Effective Tax Rate for the six months ended October 31, 2022, was 18.4% compared to 39.1% for the six months ended October 31, 2021. The US GAAP Effective Tax Rate for the six months ended October 31, 2022, was less than the US statutory rate after taking into account the geographic mix of earnings, the impact of US state taxes, and a discrete item relating to restricted stock compensation.

Excluding the tax impact of restructuring and other adjustments noted in the table above, the Non-GAAP Adjusted Effective Tax Rate was 21.9% for the six months ended October 31, 2022, compared to 21.6% for the six months ended October 31, 2021. The increase in the Non-GAAP Adjusted Effective Tax Rate for the six months ended October 31, 2022, compared with the prior year is primarily due to the geographic mix of earnings and the impact of US state taxes.

INDEX
Diluted Earnings per Share (EPS):

EPS for the six months ended October 31, 2022 was $0.36 per share compared with $1.24 per share for the six months ended October 31, 2021. This decrease was due to lower operating income and, to a lesser extent, higher interest expense, lower pension income, and the gain on sale of certain assets in the prior year.
Below is a reconciliation of our US GAAP EPS to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below, are presented in the section above, “Provision for Income Taxes”.

	Six Months Ended October 31,
	2022	2021
US GAAP EPS	$0.36	$1.24
Adjustments:
Restructuring and related charges (credits)	0.49	(0.02)
Foreign exchange losses on intercompany transactions	0.04	—
Amortization of acquired intangible assets	0.67	0.60
Gain on sale of certain assets	—	(0.05)
Income tax adjustments	—	0.37
Non-GAAP Adjusted EPS	$1.56	$2.14

On a constant currency basis, Adjusted EPS decreased 32% primarily due to a lower Adjusted OI and, to a lesser extent, an increase in interest expense, and lower pension income.

INDEX
SEGMENT OPERATING RESULTS

	Six Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
RESEARCH:	2022	2021
Revenue:
Research Publishing (1)	$472,164	$482,137	(2)%	2%
Research Solutions (1)	74,108	67,773	9%	14%
Total Research Revenue	546,272	549,910	(1)%	3%

Cost of Sales	142,302	146,332	3%	(5)%
Operating Expenses	236,971	223,924	(6)%	(12)%
Amortization of Intangible Assets	23,437	23,577	1%	(5)%
Restructuring Charges (see Note 9)	1,260	238	#	#

Contribution to Profit	142,302	155,839	(9)%	(11)%
Restructuring Charges (see Note 9)	1,260	238	#	#
Adjusted Contribution to Profit	143,562	156,077	(8)%	(10)%
Depreciation and amortization	47,185	47,226	—%	(3)%
Adjusted EBITDA	$190,747	$203,303	(6)%	(7)%
Adjusted EBITDA Margin	34.9%	37.0%
# Not meaningful

(1)
As previously announced in May 2022, our revenue by product type previously referred to as Research Platforms was changed to Research Solutions. Research Solutions includes infrastructure and publishing services that help societies and corporations thrive in a complex knowledge ecosystem. In addition to Platforms (Atypon), certain product offerings such as corporate sales which included the recent acquisitions of Madgex Holdings Limited (Madgex), and Bio-Rad Laboratories Inc.’s Informatics products (Informatics) that were previously included in Research Publishing moved to Research Solutions to align with our strategic focus. Research Solutions also includes product offerings related to certain recent acquisitions such as J&J, and EJP. Prior period results have been revised to the new presentation. There were no changes to the total Research segment or our consolidated financial results. The revenue reclassified was $44.1 million for the six months ended October 31, 2021, $93.3 million for the year ended April 30, 2022, and $80.3 million for the year ended April 30, 2021.

Revenue:

Research revenue for the six months ended October 31, 2022, decreased $3.6 million, or 1%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 3% as compared with the prior year. Excluding revenue from acquisitions, organic revenue increased 2% on a constant currency basis. This increase was primarily due to an increase in open access publishing. Open Access article output growth was approximately 30% for the six months ended October 31, 2022, as compared with the prior year.

INDEX
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 7% as compared with the prior year. This decrease was primarily due to investments to optimize and scale publishing and solutions and, to a lesser extent, higher employment costs, and travel and entertainment costs due to the resumption of in-person activities, which more than offset the increase in revenue.

	Six Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
ACADEMIC & PROFESSIONAL LEARNING:	2022	2021
Revenue:
Education Publishing	$149,256	$164,961	(10)%	(6)%
Professional Learning	136,344	150,832	(10)%	(6)%
Total Academic & Professional Learning	285,600	315,793	(10)%	(6)%

Cost of Sales	77,033	87,914	12%	9%
Operating Expenses	167,989	171,718	2%	(2)%
Amortization of Intangible Assets	5,353	7,232	26%	24%
Restructuring Charges (Credits) (see Note 9)	9,229	(294)	#	#

Contribution to Profit	25,996	49,223	(47)%	(45)%
Restructuring Charges (Credits) (see Note 9)	9,229	(294)	#	#
Adjusted Contribution to Profit	35,225	48,929	(28)%	(26)%
Depreciation and amortization	32,684	36,512	10%	7%
Adjusted EBITDA	$67,909	$85,441	(21)%	(18)%
Adjusted EBITDA Margin	23.8%	27.1%
# Not meaningful
Revenue:

Academic & Professional Learning revenue decreased $30.2 million, or 10%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 6% as compared with the prior year. This decrease was primarily due to a decrease in print textbooks in Education Publishing, partially offset by an increase in courseware and digital content. Professional Learning decreased due to a decrease in professional publishing, partially offset by an increase in corporate training.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 18% as compared with the prior year. This decrease was primarily due to lower revenues and, to a lesser extent, higher travel and entertainment costs due to the resumption of in-person activities. This was partially offset by lower royalty costs and, to a lesser extent, lower print product costs.

INDEX

	Six Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
EDUCATION SERVICES:	2022	2021
Revenue:
University Services (1)	$105,570	$113,598	(7)%	(6)%
Talent Development Services (1)	64,963	42,090	54%	68%
Total Education Services Revenue	170,533	155,688	10%	14%

Cost of Sales	124,998	106,493	(17)%	(22)%
Operating Expenses	38,773	38,512	(1)%	(4)%
Amortization of Intangible Assets	16,510	11,817	(40)%	(41)%
Restructuring Charges (Credits) (see Note 9)	1,339	(28)	#	#

Contribution to Profit	(11,087)	(1,106)	#	#
Restructuring Charges (Credits) (see Note 9)	1,339	(28)	#	#
Accelerated amortization of an intangible asset (2)	4,594	—	#	#
Adjusted Contribution to Profit	(5,154)	(1,134)	#	#
Depreciation and amortization	18,171	17,116	(6)%	(7)%
Adjusted EBITDA	$13,017	$15,982	(19)%	(14)%
Adjusted EBITDA Margin	7.6%	10.3%
# Not meaningful

(1)
In May 2022, we moved the WileyNXT product offering from Talent Development Services to University Services and the prior period results have been included in University Services. The revenue reclassified was $1.1 million for the six months ended October 31, 2021. There were no changes to the total Education Services segment or our total consolidated financial results.

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
Revenue:

Education Services revenue increased $14.8 million, or 10%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 14% as compared with the prior year. Excluding revenue from acquisitions, organic revenue increased 10% on a constant currency basis. This was primarily due to increased revenues from placements in Talent Development Services, partially offset by a decrease in University Services primarily driven by lower student enrollments. For the six months ended October 31, 2022, we delivered approximately 63% growth in talent placements in Talent Development Services. For the six months ended October 31, 2022, University Services experienced a 7% decrease in online enrollment.
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 14% as compared with the prior year. This was primarily a result of revenue mix. Total expenses increased primarily due to higher employee costs to support growth in Talent Development Services.

INDEX
CORPORATE EXPENSES:

Corporate expenses for the six months ended October 31, 2022 increased $27.6 million, or 31%, as compared with the prior year. On a constant currency basis and excluding restructuring (credits) charges, these expenses increased 7% as compared with the prior year. This was primarily due to higher employee costs.
FISCAL YEAR 2023 OUTLOOK:

Wiley is reducing its revenue growth outlook at constant currency due to consumer spending and enrollment headwinds in Education. Based on leading indicators, Wiley is reaffirming its guidance for Adjusted EBITDA and Free Cash Flow. Adjusted EPS is reaffirmed but trending to the lower end of range mainly due to rising interest expense.
Amounts in millions, except Adjusted EPS

Metric	Fiscal Year 2022 Actual (1)	Fiscal Year 2023 Outlook Original At constant currency (1)	Fiscal Year 2023 Outlook Update At constant currency (1)	Fiscal Year 2023 Outlook Current At constant currency (1)
Revenue	$2,083	$2,175 - $2,215	Reduced	$2,110 - $2,150
Adjusted EBITDA	$433	$425 - $450	Reaffirmed	$425 - $450
Adjusted EPS	$4.16	$3.70 - $4.05	Reaffirmed	$3.70 - $4.05
Free Cash Flow	$223	$210 - $235	Reaffirmed	$210 - $235

(1)	Based on fiscal 2022 average rates of 1.15 euro and 1.36 British pound. Foreign currency impact to fiscal year 2023 outlook based on year-to-date average rates of 1.00 euro and 1.16 British pound: $85 million unfavorable to revenue; immaterial to Adjusted EBITDA, Adjusted EPS, and Free Cash Flow

•Revenue Outlook: Due to the market-related headwinds in Education, we are reducing our revenue guidance at constant currency from mid-single digit growth to low-single digit growth. Growth continues to be driven by solid performance in Research and Corporate Talent Development.
•Adjusted EBITDA Outlook: Adjusted EBITDA at constant currency is reaffirmed in the range of $425 to $450 million given second half restructuring savings and other cost measures.
•Adjusted EPS Outlook: Adjusted EPS at constant currency is now trending to the lower end of the range of $3.70 to $4.05, mainly due to rising interest expense. Adjusted EPS guidance reflects higher interest expense, higher tax expense, and lower pension income. These three items were expected to account for 35-cents of additional adverse impact this year. This impact is now anticipated to be 44-cents due to rising interest expense. Our adjusted effective tax rate is expected to rise this year from 20% to between 22% and 23%. This is primarily due to a less favorable mix of earnings by country and an increase in the UK statutory rate. In terms of the lower pension income, our pensions have been frozen since 2015 and are above 90% funded.
•Free Cash Flow Outlook: Free Cash Flow is reaffirmed in the range of $210 to $235 million. Positive cash earnings and lower incentive payouts for fiscal year 2022 performance are expected to be offset by higher cash taxes and interest. Our capital expenditures outlook is now around $110 to $120 million dollars, so modestly lower than anticipated. Capital investment is primarily focused on platform and product development in Research and Corporate Talent Development.

INDEX
In August 2022, the White House Office of Science and Technology Policy (OSTP) issued guidance for US federal agencies to make federally funded research freely available starting no later than December 31, 2025, without an embargo. For reference, less than 10% of Wiley’s published articles today are funded by US federal departments impacted by this guidance, and a third of those articles are already open access. Wiley has been working for several years with the OSTP and other stakeholders around the world to support the orderly transition to open research. This new guidance is aligned with Wiley’s stated strategy and mission, and is supported by the growth the Company is seeing in open research publishing. Wiley supports multiple publishing models to execute against the industry’s shared objective of unlocking access to scientific research and improving the efficiency of peer review and publication. Those models include journal subscriptions (“pay to read”), transformational agreements (“pay to read and publish”) and open access (“pay to publish”). In the past three years, our open access revenues, including from transformational agreements, have increased from less than 6% of total Research Publishing revenues to approximately 28% today. Based on our assessment of the guidance, we do not believe it will have a material financial impact on our Company.
Segment Realignment:
In the third quarter of fiscal year 2023, we are realigning our segments around our customers to drive impact and improve efficiency. Our new segment reporting structure will consist of three reportable segments which includes Research (no changes), Academic, and Talent, as well as a Corporate category.
The Academic segment will consist of Academic Publishing (which includes Education Publishing and Professional Publishing), and University Services (previously included in the Education Services segment).
The Talent segment will consist of Talent Development, as well as Corporate Training and Corporate Learning, which were both previously included in the Academic & Professional Learning segment.
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

As of October 31, 2022, we had cash and cash equivalents of $118.4 million, of which approximately $111.4 million, or 94%, was located outside the US. Maintenance of these cash and cash equivalent balances outside the US does not have a material impact on the liquidity or capital resources of our operations. Nonetheless, we intend to repatriate earnings from our non-US subsidiaries, and as we repatriate these funds to the US, we will be required to pay income taxes in various US state and local jurisdictions, and applicable withholding or similar taxes in the periods in which such repatriation occurs. Accordingly, as of October 31, 2022, we have a $2.7 million liability related to the estimated taxes that would be incurred upon repatriating certain non-US earnings.

On November 30, 2022, Wiley entered into an amendment to its Amended and Restated RCA that provides for senior unsecured credit facilities comprised of (i) five-year credit commitments with the principal amount of $1.315 billion, extended to a maturity date in November 2027, and (ii) $185 million in existing credit commitments to remain through the existing maturity date in May 2024. The agreement contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio. We incurred approximately $5 million of costs related to this agreement. See Note 15, “Debt and Available Credit Facilities” for further details on the Amended and Restated RCA.

As of October 31, 2022, we had approximately $1,003.7 million of debt outstanding, net of unamortized issuance costs of $0.3 million, and approximately $464.2 million of unused borrowing capacity under our Amended and Restated RCA and other facilities. Our Amended and Restated RCA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of October 31, 2022.

INDEX
Analysis of Historical Cash Flows
The following table shows the changes in our Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2022 and 2021.

	Six Months Ended October 31,
	2022	2021
Net cash used in operating activities	$(76,196)	$(75,622)
Net cash used in investing activities	(48,293)	(62,571)
Net cash provided by financing activities	151,603	147,046
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	$(8,784)	$(1,742)
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
Free Cash Flow less Product Development Spending:

	Six Months Ended October 31,
	2022	2021
Net cash used in operating activities	$(76,196)	$(75,622)
Less: Additions to technology, property and equipment	(38,530)	(37,676)
Less: Product development spending	(11,445)	(13,001)
Free cash flow less product development spending	$(126,171)	$(126,299)
Net Cash Used in Operating Activities
The following is a summary of the $0.6 million change in Net cash used in operating activities for the six months ended October 31, 2022 compared with the six months ended October 31, 2021 (amounts in millions).

Net cash used in operating activities – Six months ended October 31, 2021	$(75.6)
Net income adjusted for items to reconcile net income to net cash used in operating activities, which would include such noncash items as, depreciation and amortization, and the change in deferred taxes	(47.6)
Working capital changes:
Accounts receivable, net and contract liabilities	63.7
Accounts payable and accrued royalties	(12.5)
Changes in other assets and liabilities	(4.2)
Net cash used in operating activities – Six months ended October 31, 2022	$(76.2)

The favorable change in accounts receivable, net and contract liabilities was primarily due to the timing of collections with customers.

The unfavorable change in accounts payable and accrued royalties was primarily due to the timing of payments.

The unfavorable changes in other assets and liabilities noted in the table above was primarily due to an unfavorable change in income taxes, royalty advances and higher restructuring payments, partially offset by lower payments for annual incentive compensation in fiscal year 2023 related to the prior fiscal year.

INDEX

Our negative working capital (current assets less current liabilities) was $151.6 million and $418.6 million as of October 31, 2022 and April 30, 2022, respectively. This $267.0 million change in negative working capital was primarily due to the seasonality of our business. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions for which cash has been collected in advance. The contract liabilities will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of October 31, 2022 and as of April 30, 2022 includes $263.8 million and $538.1 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Cash collected in advance for subscriptions is used by us for a number of purposes, including funding operations, capital expenditures, acquisitions, debt repayments, dividend payments, and share repurchases.
Net Cash Used In Investing Activities

Net cash used in investing activities for the six months ended October 31, 2022 was $48.3 million compared to $62.6 million in the prior year. The decrease in cash used in investing activities was primarily due to a decrease of $13.5 million in cash used to acquire businesses.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $151.6 million for the six months ended October 31, 2022 compared to $147.0 million for the six months ended October 31, 2021. This increase in cash provided by financing activities was primarily due to a change in book overdrafts of $3.4 million and, to a lesser extent, an increase in net borrowings of long-term debt of $0.9 million.
Dividends and Share Repurchases

In the six months ended October 31, 2022, we increased our quarterly dividend to shareholders to $1.39 per share annualized versus $1.38 per share annualized in the prior year.
The following table summarizes the shares repurchased of Class A and Class B Common Stock for the six months ended October 31, 2022 and 2021 (shares in thousands):

	Six Months Ended October 31,
	2022	2021
Shares repurchased – Class A	382	312
Shares repurchased – Class B	—	1
Average price – Class A and Class B	$45.84	$55.51

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

The information set forth in Note 16, “Derivatives Instruments and Hedging Activities,” of the Notes to Unaudited Condensed Consolidated Financial Statements under the caption “Interest Rate Contracts,” is incorporated herein by reference.

On an annual basis, a hypothetical one percent change in interest rates for the $603.7 million of unhedged variable rate debt as of October 31, 2022 would affect net income and cash flow by approximately $4.7 million.
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
Our significant investments in non-US businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated other comprehensive loss, net of tax within Shareholders’ Equity under the caption Foreign currency translation adjustment. During the three and six months ended October 31, 2022, we recorded foreign currency translation losses in Accumulated other comprehensive loss, net of tax of approximately $36.1 million and $55.9 million, respectively, primarily as a result of the fluctuations of the US dollar relative to the British pound sterling and, to a lesser extent the euro. During the three and six months ended October 31, 2021, we recorded foreign currency translation losses in Accumulated other comprehensive loss, net of tax of approximately $9.5 million and $15.4 million, respectively, primarily as a result of the fluctuations of the US dollar relative to the euro and, to a lesser extent the British pound sterling.
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

The information set forth in Note 16, “Derivatives Instruments and Hedging Activities,” of the Notes to Unaudited Condensed Consolidated Financial Statements under the caption “Foreign Currency Contracts,” is incorporated herein by reference.
Sales Return Reserves

The estimated allowance for print book sales returns is based upon historical return patterns, as well as current market trends in the businesses in which we operate. In connection with the estimated sales return reserves, we also include a related increase to inventory and a reduction to accrued royalties as a result of the expected returns.

INDEX
The reserves are reflected in the following accounts of our Unaudited Condensed Consolidated Statements of Financial Position:

	October 31, 2022	April 30, 2022
Increase in Inventories, net	$7,347	$7,820
Decrease in Accrued royalties	$(3,766)	$(3,893)
Increase in Contract liabilities	$28,894	$31,135
Print book sales return reserve net liability balance	$(17,781)	$(19,422)
A one percent change in the estimated sales return rate could affect net income by approximately $0.4 million. A change in the pattern or trends in returns could affect the estimated allowance.
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

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. No single book customer accounts for more than 6% of total consolidated revenue and more than 11% of accounts receivable at October 31, 2022. The top 10 book customers account for approximately 10% of total consolidated revenue and approximately 24% of accounts receivable at October 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES

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

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no significant developments related to legal proceedings during the three months ended October 31, 2022. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 Note 16, “Commitment and Contingencies”.
ITEM 1A. RISK FACTORS
See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended October 31, 2022, we made the following purchases of Class A and Class B Common Stock under our publicly announced stock repurchase programs:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program	Maximum Dollar Value of Shares that May be Purchased Under Additional Plans or Programs (Dollars in millions)
August 2022	—	$—	—	—	$187.5
September 2022	169,538	44.24	169,538	—	180.0
October 2022	—	—	—	—	180.0
Total	169,538	$44.24	169,538	—	$180.0

INDEX
ITEM 6. EXHIBITS

Material Contracts
10.1*	John Wiley & Sons, Inc. 2022 Omnibus Stock Plan and Long-Term Incentive Plan.

10.2*	John Wiley & Sons, Inc. Director Restricted Share Unit Grant Agreement.

10.3*	John Wiley & Sons, Inc. Deferred Compensation Plan for Directors’ 2005 & After Compensation Amended and Restated as of September 29, 2022.

10.4	The Amended and Restated Credit Agreement (incorporated by reference to the Company’s Report on Form 8-K dated as of December 5, 2022).

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Inline XBRL
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Filed herewith

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

Dated: December 9, 2022