Form 10-Q
period 2023-01-31
JOHN WILEY & SONS, INC.
filed 2023-03-10
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the Registrant’s classes of common stock as of February 28, 2023 were:
Class A, par value $1.00 – 46,423,125
Class B, par value $1.00 – 9,026,395

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

INDEX
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – UNAUDITED
In thousands

	January 31, 2023	April 30, 2022
Assets:
Current assets
Cash and cash equivalents	$126,449	$100,397
Accounts receivable, net of allowance for credit losses of $20.9 million and $21.2 million, respectively	283,654	331,960
Inventories, net	33,167	36,585
Prepaid expenses and other current assets	87,896	81,924
Total current assets	531,166	550,866

Technology, property and equipment, net	248,298	271,572
Intangible assets, net	868,267	931,429
Goodwill	1,203,254	1,302,142
Operating lease right-of-use assets	94,672	111,719
Other non-current assets	204,598	193,967
Total assets	$3,150,255	$3,361,695

Liabilities and shareholders' equity:
Current liabilities
Accounts payable	$32,384	$77,438
Accrued royalties	154,227	101,596
Short-term portion of long-term debt	5,000	18,750
Contract liabilities	369,250	538,126
Accrued employment costs	81,106	117,121
Short-term portion of operating lease liabilities	20,055	20,576
Other accrued liabilities	98,947	95,812
Total current liabilities	760,969	969,419

Long-term debt	940,576	768,277
Accrued pension liability	78,283	78,622
Deferred income tax liabilities	144,602	180,065
Operating lease liabilities	119,803	132,541
Other long-term liabilities	79,122	90,502
Total liabilities	2,123,355	2,219,426

Shareholders’ equity
Preferred stock, $1 par value per share: Authorized shares – 2 million, Issued shares - 0	—	—
Class A common stock, $1 par value per share: Authorized shares - 180 million, Issued shares - 70,228 and 70,226 as of January 31, 2023 and April 30, 2022, respectively	70,228	70,226
Class B common stock, $1 par value per share: Authorized shares - 72 million, Issued shares - 12,954 and 12,956 as of January 31, 2023 and April 30, 2022, respectively	12,954	12,956
Additional paid-in-capital	469,542	459,297
Retained earnings	1,811,816	1,921,160
Accumulated other comprehensive loss, net of tax	(505,537)	(508,146)
Less treasury shares at cost (Class A – 23,808 and 23,515 as of January 31, 2023 and April 30, 2022, respectively; Class B – 3,925 and 3,924 as of January 31, 2023 and April 30, 2022, respectively)	(832,103)	(813,224)
Total shareholders’ equity	1,026,900	1,142,269
Total liabilities and shareholders' equity	$3,150,255	$3,361,695
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET (LOSS) INCOME – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Revenue, net	$491,368	$515,884	$1,493,773	$1,537,275

Costs and expenses:
Cost of sales	174,051	172,916	518,384	513,654
Operating and administrative expenses	255,798	275,475	791,578	800,254
Impairment of goodwill	99,800	—	99,800	—
Restructuring and related charges (credits)	8,807	448	45,204	(1,161)
Amortization of intangible assets	19,968	21,056	65,389	63,683
Total costs and expenses	558,424	469,895	1,520,355	1,376,430

Operating (loss) income	(67,056)	45,989	(26,582)	160,845

Interest expense	(11,521)	(5,103)	(27,185)	(14,739)
Foreign exchange transaction gains (losses)	421	(488)	283	(1,488)
Gain on sale of certain assets	—	—	—	3,694
Other income, net	705	2,821	976	9,524

(Loss) income before taxes	(77,451)	43,219	(52,508)	157,836
(Benefit) provision for income taxes	(5,982)	7,853	(1,397)	52,673

Net (loss) income	$(71,469)	$35,366	$(51,111)	$105,163

(Loss) earnings per share
Basic	$(1.29)	$0.63	$(0.92)	$1.89
Diluted	$(1.29)	$0.63	$(0.92)	$1.86

Weighted average number of common shares outstanding
Basic	55,514	55,701	55,625	55,789
Diluted	55,514	56,389	55,625	56,481
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME – UNAUDITED
Dollars in thousands

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Net (loss) income	$(71,469)	$35,366	$(51,111)	$105,163

Other comprehensive income (loss):
Foreign currency translation adjustment	50,348	(15,918)	(5,580)	(31,338)
Unamortized retirement (costs) credits, net of tax benefit (expense) of $1,872, $(1,328), $(1,865), and $(2,954), respectively	(7,456)	4,688	5,771	10,342
Unrealized (loss) gain on interest rate swaps, net of tax benefit (expense) of $740, $(678), $(1,008) and $(1,453), respectively	(2,443)	2,000	2,418	4,347
Total other comprehensive income (loss)	40,449	(9,230)	2,609	(16,649)

Comprehensive (loss) income	$(31,020)	$26,136	$(48,502)	$88,514
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Dollars in thousands

	Nine Months Ended January 31,
	2023	2022
Operating activities
Net (loss) income	$(51,111)	$105,163
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment of goodwill	99,800	—
Amortization of intangible assets	65,389	63,683
Amortization of product development assets	25,175	26,662
Depreciation and amortization of technology, property and equipment	72,578	72,139
Restructuring and related charges (credits)	45,204	(1,161)
Stock-based compensation expense	20,613	19,361
Employee retirement plan expense	22,326	14,309
Foreign exchange transaction (gains) losses	(283)	1,488
Gain on sale of certain assets	(40)	(3,694)
Other noncash (credits) charges	(16,160)	39,044
Net change in operating assets and liabilities	(229,773)	(178,510)
Net cash provided by operating activities	53,718	158,484
Investing activities
Product development spending	(17,763)	(20,388)
Additions to technology, property and equipment	(57,616)	(60,668)
Businesses acquired in purchase transactions, net of cash acquired	(5,792)	(70,620)
Proceeds related to the sale of certain assets	40	3,375
Acquisitions of publication rights and other	1,059	(3,750)
Net cash used in investing activities	(80,072)	(152,051)
Financing activities
Repayments of long-term debt	(475,576)	(268,466)
Borrowings of long-term debt	637,879	373,800
Payment of debt issuance costs	(4,493)	—
Purchases of treasury shares	(24,000)	(24,867)
Change in book overdrafts	(14,990)	(4,000)
Cash dividends	(58,067)	(57,900)
Impact of tax withholding on stock-based compensation and other	(5,469)	(5,468)
Net cash provided by financing activities	55,284	13,099
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(2,670)	(3,875)
Cash reconciliation:
Cash and cash equivalents	100,397	93,795
Restricted cash included in Prepaid expenses and other current assets	330	564
Balance at beginning of period	100,727	94,359
Increase for the period	26,260	15,657
Cash and cash equivalents	126,449	109,444
Restricted cash included in Prepaid expenses and other current assets	538	572
Balance at end of period	$126,987	$110,016
Cash paid during the period for:
Interest	$25,796	$13,601
Income taxes, net of refunds	$38,816	$34,040
Noncash items:
Shared issued in connection with the acquisition of a business	$—	$7,363
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at October 31, 2022	$70,228	$12,954	$465,216	$1,902,661	$(545,986)	$(827,266)	$1,077,807
Restricted shares issued under stock-based compensation plans	—	—	(2,432)	2	—	2,506	76
Impact of tax withholding on stock-based compensation and other	—	—	137	—	—	(843)	(706)
Stock-based compensation expense	—	—	6,621	—	—	—	6,621
Purchases of treasury shares	—	—	—	—	—	(6,500)	(6,500)
Class A common stock dividends ($0.3475 per share)	—	—	—	(16,240)	—	—	(16,240)
Class B common stock dividends ($0.3475 per share)	—	—	—	(3,138)	—	—	(3,138)
Comprehensive loss, net of tax	—	—	—	(71,469)	40,449	—	(31,020)
Balance at January 31, 2023	$70,228	$12,954	$469,542	$1,811,816	$(505,537)	$(832,103)	$1,026,900

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at October 31, 2021	$70,211	$12,971	$451,808	$1,881,235	$(498,209)	$(811,351)	$1,106,665
Restricted shares issued under stock-based compensation plans	—	—	(944)	1	—	1,015	72
Issuance of Class A common stock related to the acquisition of a business	—	—	—	—	—	7,363	7,363
Impact of tax withholding on stock-based compensation and other	—	—	2	—	—	(238)	(236)
Stock-based compensation expense	—	—	6,299	—	—	—	6,299
Purchases of treasury shares	—	—	—	—	—	(7,500)	(7,500)
Class A common stock dividends ($0.3450 per share)	—	—	—	(16,162)	—	—	(16,162)
Class B common stock dividends ($0.3450 per share)	—	—	—	(3,119)	—	—	(3,119)
Common stock class conversions	7	(7)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	35,366	(9,230)	—	26,136
Balance at January 31, 2022	$70,218	$12,964	$457,165	$1,897,321	$(507,439)	$(810,711)	$1,119,518
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2022	$70,226	$12,956	$459,297	$1,921,160	$(508,146)	$(813,224)	$1,142,269
Restricted shares issued under stock-based compensation plans	—	—	(10,514)	3	—	10,727	216
Impact of tax withholding on stock-based compensation and other	—	—	137	—	—	(5,606)	(5,469)
Stock-based compensation expense	—	—	20,622	—	—	—	20,622
Purchases of treasury shares	—	—	—	—	—	(24,000)	(24,000)
Class A common stock dividends ($0.3475 per share)	—	—	—	(48,822)	—	—	(48,822)
Class B common stock dividends ($0.3475 per share)	—	—	—	(9,414)	—	—	(9,414)
Common stock class conversions	2	(2)	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	(51,111)	2,609	—	(48,502)
Balance at January 31, 2023	$70,228	$12,954	$469,542	$1,811,816	$(505,537)	$(832,103)	$1,026,900

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2021	$70,208	$12,974	$444,358	$1,850,058	$(490,790)	$(795,517)	$1,091,291
Restricted shares issued under stock-based compensation plans	—	—	(7,920)	—	—	8,129	209
Issuance of Class A common stock related to the acquisition of a business	—	—	—	—	—	7,363	7,363
Impact of tax withholding on stock-based compensation and other	—	—	351	—	—	(5,819)	(5,468)
Stock-based compensation expense	—	—	20,376	—	—	—	20,376
Purchases of treasury shares	—	—	—	—	—	(24,867)	(24,867)
Class A common stock dividends ($0.3450 per share)	—	—	—	(48,537)	—	—	(48,537)
Class B common stock dividends ($0.3450 per share)	—	—	—	(9,363)	—	—	(9,363)
Common stock class conversions	10	(10)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	105,163	(16,649)	—	88,514
Balance at January 31, 2022	$70,218	$12,964	$457,165	$1,897,321	$(507,439)	$(810,711)	$1,119,518
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
Note 2 — Recent Accounting Standards
Recently Adopted Accounting Standards
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, “Reference Rate Reform: Scope.” These ASUs provide optional guidance for a limited period of time to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This would apply to companies meeting certain criteria that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848," which extended the date to December 31, 2024. This standard was effective for us immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. On November 30, 2022, we amended the Amended and Restated CA (as defined in Note 15, “Debt and Available Credit Facilities”) and as a result we amended our outstanding interest rate swaps designated as cash flow hedges to change the rates from LIBOR-based rates to SOFR-based rates. We applied ASU 2020-04 at the time of modification, and there was no impact on our Condensed Consolidated Financial Statements. The future impact of this ASU on our consolidated financial statements will be based on any future contract modifications.
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
Fiscal Year 2023
On November 1, 2022, we completed the acquisition of an immaterial business included in our Academic segment. The fair value of consideration transferred was $6.1 million, which included $5.2 million of cash at the acquisition date and $0.9 million to be paid after the acquisition date. The acquisition was accounted for using the acquisition method of accounting. We recorded the preliminary aggregate excess purchase price over identifiable net tangible and intangible assets acquired and liabilities assumed, which included a preliminary allocation of $3.9 million of goodwill allocated to the Academic segment and $3.7 million of intangible assets subject to amortization.
The allocation of the total consideration transferred to the assets acquired, including intangible assets and goodwill, and the liabilities assumed could be revised as a result of additional information obtained due to tax related matters and contingencies and certain assets and liabilities, including receivables and payables, but such amounts will be finalized within the measurement period, which will not exceed one year from the acquisition date.
Fiscal Year 2022
XYZ Media
On December 29, 2021, we completed the acquisition of certain assets of XYZ Media Inc. (XYZ Media). XYZ Media is a company that generates leads for higher education institutions. The results of XYZ Media are included in our Academic segment results. The fair value of consideration transferred at the date of acquisition was $45.4 million which included $38.0 million of cash, and approximately 129 thousand shares of Wiley Class A common stock, or approximately $7.4 million. We financed the payment of the cash consideration with a combination of cash on hand and borrowings under our Amended and Restated CA (as defined below in Note 15, “Debt and Available Credit Facilities”).
XYZ Media’s incremental revenue and operating loss included in our Academic segment results for the three months ended January 31, 2023 was $1.5 million and $(0.8) million, respectively. XYZ Media’s incremental revenue and operating loss included in our Academic segment results for the nine months ended January 31, 2023 was $6.9 million and $(3.1) million, respectively.
During the nine months ended January 31, 2023, no revisions were made to the allocation of the consideration transferred to the assets acquired and liabilities assumed. We recorded the fair value of the assets acquired and liabilities assumed on the acquisition date, which included an allocation of $22.2 million of goodwill allocated to the Academic segment and $22.7 million of intangible assets subject to amortization.
The allocation of the consideration transferred to the assets acquired and the liabilities assumed was finalized during the three months ended January 31, 2023.

INDEX
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
We also completed the acquisition of two immaterial businesses included in our Research segment and the acquisition of one immaterial business in our Talent segment.
The aggregate fair value of consideration transferred for these other acquisitions was approximately $41.2 million which included $36.2 million of cash paid at the acquisition dates and $5.0 million of additional cash to be paid after the acquisition dates. The fair value of the cash consideration transferred, net of $1.2 million of cash acquired was approximately $34.9 million. The fair value of the cash consideration transferred after the acquisition date that was paid during the nine months ended January 31, 2023 was $0.5 million.
The incremental revenue and operating loss included in the Research segment for the three months ended January 31, 2023 related to these other acquisitions was approximately $0.7 million and $(0.2) million, respectively. The incremental revenue and operating loss included in the Research segment for the nine months ended January 31, 2023 related to these other acquisitions was approximately $9.3 million and $(2.2) million, respectively.
During the nine months ended January 31, 2023, no revisions were made to the allocation of the consideration transferred to the assets acquired and liabilities assumed. Associated with these other acquisitions, we recorded the aggregate excess purchase price over identifiable net tangible and intangible assets acquired and liabilities assumed, which included an allocation of $24.8 million of goodwill allocated to the Research segment and $15.6 million of intangible assets subject to amortization. No goodwill was allocated to the Talent segment.
The allocation of the consideration transferred for the assets acquired, including intangible assets and goodwill, and liabilities assumed was finalized during the three months ended October 31, 2022 for the J&J acquisition and was finalized during the three months ended January 31, 2023 for EJP, and one of the other immaterial acquisitions in Research.

INDEX
Note 4 — Revenue Recognition, Contracts with Customers
Disaggregation of Revenue

We have reorganized our Education lines of business into two new customer-centric segments. Our new segment reporting structure will consist of three reportable segments which includes Research (no changes), Academic, and Talent, as well as a Corporate expense category (no change), which includes certain costs that are not allocated to the reportable segments. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results. See Note 10, “Segment Information,” for more details.

The following table presents our revenue from contracts with customers disaggregated by segment and product type.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Research:
Research Publishing (1)	$213,720	$224,553	$685,884	$706,690
Research Solutions (1)	39,880	38,788	113,988	106,561
Total Research	253,600	263,341	799,872	813,251

Academic:
Academic Publishing	128,564	143,583	354,728	400,740
University Services	48,951	55,435	152,892	169,002
Total Academic	177,515	199,018	507,620	569,742

Talent	60,253	53,525	186,281	154,282

Total Revenue	$491,368	$515,884	$1,493,773	$1,537,275

(1)
In May 2022 our revenue by product type previously referred to as Research Platforms was changed to Research Solutions. Research Solutions includes infrastructure and publishing services that help societies and corporations thrive in a complex knowledge ecosystem. In addition to Platforms (Atypon), certain product offerings such as corporate sales which included the recent acquisitions of Madgex Holdings Limited (Madgex), and Bio-Rad Laboratories Inc.’s Informatics products (Informatics) that were previously included in Research Publishing moved to Research Solutions to align with our strategic focus. Research Solutions also includes product offerings related to certain recent acquisitions such as J&J, and EJP. Prior period results have been revised to the new presentation. There were no changes to the total Research segment or our consolidated financial results. The revenue reclassified to Research Solutions was $24.3 million and $68.4 million for the three and nine months ended January 31, 2022, respectively.

The following information describes our disaggregation of revenue by segment and product type. Overall, the majority of our revenue is recognized over time.
Research
Research customers include academic, corporate, government, and public libraries, funders of research, researchers, scientists, clinicians, engineers and technologists, scholarly and professional societies, and students and professors. Research products are sold and distributed globally through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to researchers and professional society members, and other customers. Publishing centers include Australia, China, Germany, India, the United Kingdom (UK), and the United States (US). The majority of revenue generated from Research products is recognized over time. Total Research revenue was $253.6 million and $799.9 million in the three and nine months ended January 31, 2023, respectively.

INDEX
We disaggregated revenue by Research Publishing & Research Solutions to reflect the different type of products and services provided.
Research Publishing Products
Research Publishing products provide scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Research Publishing revenue was $213.7 million and $685.9 million in the three and nine months ended January 31, 2023, respectively, and the majority is recognized over time.
Research Publishing products generate approximately 84% and 86% in the three and nine months ended January 31, 2023, respectively, of its revenue from contracts with its customers from Journal Subscriptions (pay to read), Open Access (pay to publish) and Transformational Agreements (read and publish) and the remainder from Licensing, Reprints, Backfiles, and Other.
Research Solutions Products and Services
Research Solutions services include Atypon Systems, Inc (Atypon) a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content on the web through the Literatum platform. In addition, Research Solutions includes advertising, spectroscopy software and spectral databases, and job board software and career center services, which includes the products and services from the recent acquisitions of Madgex and Informatics. As well as product and service offerings related to recent acquisitions such as J&J and the EJP business. J&J is a publishing services company providing expert offerings in editorial operations, production, copyediting, system support and consulting. EJP is a technology platform company with an established journal submission and peer-review management system. Research Solutions revenue was $39.9 million and $114.0 million in the three and nine months ended January 31, 2023, respectively, and the majority is recognized over time.
Academic

Academic customers include chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, web sites, and other online applications. Total Academic revenue was $177.5 million and $507.6 million in the three and nine months ended January 31, 2023, respectively.
We disaggregated revenue by type of products provided. Academic products are Academic Publishing and University Services.
Academic Publishing Products

Academic Publishing products revenue was $128.6 million and $354.7 million in the three and nine months ended January 31, 2023, respectively. Products and services including scientific, professional, and education print and digital books, digital courseware, and test preparation services to libraries, corporations, students, professionals, and researchers. Communities served include business, finance, accounting, workplace learning, management, leadership, technology, behavioral health, engineering/architecture, science and medicine, and education. Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, web sites, distributor networks and other online applications. Publishing centers include Australia, Germany, India, the UK, and the US.

Academic Publishing products generate approximately 65% and 69% in the three and nine months ended January 31, 2023, respectively, of its revenue from contracts with its customers for print and digital publishing, which is recognized at a point in time. Digital Courseware products generate approximately 21% and 17% of its revenue in the three and nine months ended January 31, 2023, respectively, which is recognized over time. The remainder of its revenues were from Test Preparation and Certification, and Licensing and Other, which has a mix of revenue recognized at a point in time and over time.

INDEX
University Services
University Services revenue was $49.0 million and $152.9 million in the three and nine months ended January 31, 2023, respectively, and is mainly recognized over time. University Services primarily engages in the comprehensive management of online degree programs for universities and has grown to include a broad array of technology enabled service offerings that address our partner specific pain points. Increasingly, this includes delivering career credentialing education that advances specific careers with in-demand skills.
Talent
Talent revenue was $60.3 million and $186.3 million in the three and nine months ended January 31, 2023, respectively. Services include sourcing, training, and preparing aspiring students and professionals to meet the skill needs of today’s technology careers, and placing them with large companies and government agencies. Talent services works with its clients to retrain and retain existing employees so they can continue to meet the changing demands of today’s technology landscape. This revenue is recognized at the point in time the services are provided to its customers.

Other services include high-demand soft-skills training solutions that are delivered to organizational clients through online digital delivery platforms, either directly or through an authorized distributor network of independent consultants, trainers, and coaches, as well as online learning and training solutions for global corporations, universities, and small and medium-sized enterprises sold on a subscription or fee basis. These digital learning solutions are either sold directly to corporate customers or through our global partners’ network. This revenue is recognized mainly over time.
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
The following table provides information about accounts receivable, net and contract liabilities from contracts with customers.

	January 31, 2023	April 30, 2022	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$283,654	$331,960	$(48,306)
Contract liabilities (1)	369,250	538,126	(168,876)
Contract liabilities (included in Other long-term liabilities)	$18,801	$19,072	$(271)

(1)	The sales return reserve recorded in Contract liabilities is $28.0 million and $31.1 million, as of January 31, 2023 and April 30, 2022, respectively.	0
For the nine months ended January 31, 2023, we estimate that we recognized revenue of approximately 93% that was included in the current contract liability balance at April 30, 2022.
The decrease in contract liabilities excluding the sales return reserve, was primarily driven by revenue earned on journal subscription agreements, transformational agreements, and open access, partially offset by renewals of journal subscription agreements, transformational agreements, and open access.
Remaining Performance Obligations included in Contract Liability
As of January 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $388.0 million, which included the sales return reserve of $28.0 million. Excluding the sales return reserve, we expect that approximately $341.2 million will be recognized in the next twelve months with the remaining $18.8 million to be recognized thereafter.

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
Our assets associated with incremental costs to fulfill a contract were $10.5 million and $10.9 million at January 31, 2023 and April 30, 2022, respectively, and are included within Other non-current assets on our Unaudited Condensed Consolidated Statements of Financial Position. We recorded amortization expense of $1.1 million and $3.4 million during the three and nine months ended January 31, 2023, respectively, related to these assets within Cost of sales on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. We recorded amortization expense of $1.2 million and $4.0 million during the three and nine months ended January 31, 2022, respectively, related to these assets within Cost of sales on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.
Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Academic segment, occur before the transfer of control of the related goods. Therefore, in accordance with the revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are primarily reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. We incurred $7.1 million and $20.6 million in shipping and handling costs in the three and nine months ended January 31, 2023, respectively. We incurred $7.1 million and $21.1 million in shipping and handling costs in the three and nine months ended January 31, 2022, respectively.

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
For operating leases, the ROU assets and liabilities are presented on our Unaudited Condensed Consolidated Statement of Financial Position as follows:

	January 31, 2023	April 30, 2022
Operating lease ROU assets	$94,672	$111,719
Short-term portion of operating lease liabilities	20,055	20,576
Operating lease liabilities, non-current	$119,803	$132,541
During the nine months ended January 31, 2023, we added $2.6 million to the ROU assets and $2.4 million to the operating lease liabilities due to new leases, as well as modifications and remeasurements to our existing operating leases.

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
Our total net lease costs are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Operating lease cost	$4,356	$6,015	$14,066	$18,257
Variable lease cost	265	386	807	1,127
Short-term lease cost	230	51	491	107
Sublease income	(198)	(315)	(568)	(706)
Total net lease cost (1)	$4,653	$6,137	$14,796	$18,785

(1)	Total net lease cost does not include those costs and sublease income included in Restructuring and related charges (credits) on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. This includes those operating leases we had identified as part of our restructuring programs that would be subleased. See Note 9, “Restructuring and Related Charges (Credits)” for more information on this program.

INDEX
Other supplemental information includes the following:

	Nine Months Ended January 31,
	2023	2022
Weighted-average remaining contractual lease term (years)	8	9
Weighted-average discount rate	5.93%	5.80%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,264	$22,486
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in our Unaudited Condensed Consolidated Statement of Financial Position as of January 31, 2023:

Fiscal Year	Operating Lease Liabilities
2023 (remaining 3 months)	$7,479
2024	26,261
2025	24,991
2026	23,041
2027	18,411
Thereafter	77,853
Total future undiscounted minimum lease payments	178,036

Less: Imputed interest	38,178

Present value of minimum lease payments	139,858

Less: Current portion	20,055

Noncurrent portion	$119,803

INDEX
Note 6 — Stock-Based Compensation
We have stock-based compensation plans under which employees may be granted performance-based stock awards, other restricted stock awards and options. We recognize the grant date fair value of stock-based compensation in net income on a straight-line basis, net of estimated forfeitures over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established up to three years in advance, or less. For the three and nine months ended January 31, 2023, we recognized stock-based compensation expense, on a pretax basis, of $6.6 million and $20.6 million, respectively. For the three and nine months ended January 31, 2022, we recognized stock-based compensation expense, on a pretax basis, of $6.3 million and $19.4 million, respectively.
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
The following table summarizes awards we granted to employees (shares in thousands):

	Nine Months Ended January 31,
	2023	2022
Restricted Stock:
Awards granted (shares)	546	653
Weighted average fair value of grant	$45.31	$57.00
Stock Option Activity
We granted 10,000 and 290,000 stock option awards during the nine months ended January 31, 2023 and January 31, 2022, respectively. Options are exercisable over a maximum period of ten years from the date of grant. These options generally vest 10%, 20%, 30%, and 40% on April 30, or on each anniversary date after the award is granted.
The following table provides the estimated weighted average fair value for options granted during the nine months ended January 31, 2023 and 2022 using the Black-Scholes option-pricing model, and the significant weighted average assumptions used in their determination.

	Nine Months Ended January 31,
	2023	2022
Weighted average fair value of options on grant date	$9.42	$11.72

Weighted average assumptions:
Expected life of options (years)	5.9	6.3
Risk-free interest rate	0.5%	1.2%
Expected volatility	31.2%	30.7%
Expected dividend yield	3.0%	2.4%
Fair value of common stock on grant date	$45.99	$56.66
Exercise price of stock option grant	$45.99	$62.18

INDEX
Note 7 — Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of tax, for the three and nine months ended January 31, 2023 and 2022 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at October 31, 2022	$(385,494)	$(168,999)	$8,507	$(545,986)
Other comprehensive income (loss) before reclassifications	50,348	(8,615)	(772)	40,961
Amounts reclassified from accumulated other comprehensive loss	—	1,159	(1,671)	(512)
Total other comprehensive income (loss)	50,348	(7,456)	(2,443)	40,449
Balance at January 31, 2023	$(335,146)	$(176,455)	$6,064	$(505,537)

Balance at April 30, 2022	$(329,566)	$(182,226)	$3,646	$(508,146)
Other comprehensive (loss) income before reclassifications	(5,580)	2,453	4,295	1,168
Amounts reclassified from accumulated other comprehensive loss	—	3,318	(1,877)	1,441
Total other comprehensive (loss) income	(5,580)	5,771	2,418	2,609
Balance at January 31, 2023	$(335,146)	$(176,455)	$6,064	$(505,537)

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at October 31, 2021	$(273,361)	$(222,492)	$(2,356)	$(498,209)
Other comprehensive (loss) income before reclassifications	(15,918)	3,275	1,174	(11,469)
Amounts reclassified from accumulated other comprehensive loss	—	1,413	826	2,239
Total other comprehensive (loss) income	(15,918)	4,688	2,000	(9,230)
Balance at January 31, 2022	$(289,279)	$(217,804)	$(356)	$(507,439)

Balance at April 30, 2021	$(257,941)	$(228,146)	$(4,703)	$(490,790)
Other comprehensive (loss) income before reclassifications	(31,338)	6,056	1,859	(23,423)
Amounts reclassified from accumulated other comprehensive loss	—	4,286	2,488	6,774
Total other comprehensive (loss) income	(31,338)	10,342	4,347	(16,649)
Balance at January 31, 2022	$(289,279)	$(217,804)	$(356)	$(507,439)
During the three and nine months ended January 31, 2023, pretax actuarial losses included in Unamortized Retirement Costs of approximately $1.5 million and $4.4 million, respectively, and in the three and nine months ended January 31, 2022, of approximately $1.8 million and $5.5 million, respectively, were amortized from Accumulated other comprehensive loss and recognized as pension and post-retirement benefit expense primarily in Operating and administrative expenses and Other income, net on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.

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
Note 8 — Reconciliation of Weighted Average Shares Outstanding
A reconciliation of the shares used in the computation of (loss) earnings per share follows (shares in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Weighted average shares outstanding	55,514	55,701	55,625	55,789
Shares used for basic (loss) earnings per share	55,514	55,701	55,625	55,789
Dilutive effect of unvested restricted stock units and other stock awards	—	688	—	692
Shares used for diluted (loss) earnings per share	55,514	56,389	55,625	56,481
Antidilutive options to purchase Class A common shares, restricted shares, warrants to purchase Class A common shares, and contingently issuable restricted stock which are excluded from the table above	1,141	977	1,155	863
In calculating diluted net loss per common share for the three and nine months ended January 31, 2023 our diluted weighted average number of common shares outstanding excludes the effect of unvested restricted stock units and other stock awards as the effect was anti-dilutive. This occurs when a net loss is reported and the effect of using dilutive shares is antidilutive.
The shares associated with performance-based stock awards ("PSUs") are considered contingently issuable shares and will be included in the diluted weighted average number of common shares outstanding when they have met the performance conditions, and when their effect is dilutive.
We included contingently issuable shares using the treasury stock method for certain PSUs in the diluted weighted average number of common shares outstanding based on the number of contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU contingency period. The calculation of diluted weighted average shares outstanding excluded these PSUs in the three and nine months ended January 31, 2023 as the effect was antidilutive as described above. The calculation of diluted weighted average shares outstanding related to these PSUs was nominal in the three and nine months ended January 31, 2022.

INDEX
Note 9 — Restructuring and Related Charges (Credits)

Fiscal Year 2023 Restructuring Program

In May 2022, the Company initiated a global program to restructure and align our cost base with current and anticipated future market conditions (Fiscal Year 2023 Restructuring Program). This program includes severance related charges for the elimination of certain positions, the exit of certain leased office space, and the reduction of our occupancy at other facilities. We are reducing our real estate square footage occupancy by approximately 22%.

The following tables summarize the pretax restructuring charges related to this program:

	Three Months Ended January 31,	Nine Months Ended January 31,
	2023	2023
Charges by Segment:
Research	$319	$1,579
Academic	1,823	10,060
Talent	178	2,514
Corporate Expenses	6,540	30,129
Total Restructuring and Related Charges	$8,860	$44,282

Charges by Activity:
Severance and termination benefits	$7,049	$24,613
Impairment of operating lease ROU assets and property and equipment	—	12,696
Acceleration of expense related to operating lease ROU assets and property and equipment	152	1,992
Facility related charges, net	706	3,403
Consulting costs	167	597
Other activities	786	981
Total Restructuring and Related Charges	$8,860	$44,282

The impairment charges of $12.7 million for the nine months ended January 31, 2023 included the impairment of operating lease ROU assets of $7.6 million related to certain leases that will be subleased, and the related property and equipment of $5.1 million described further below. These charges were recorded in corporate expenses.

The acceleration of expense of $2.0 million for the nine months ended January 31, 2023 included the acceleration of rent expense associated with operating lease ROU assets of $0.9 million related to certain leases that will be abandoned or terminated, and the related depreciation and amortization of property and equipment of $1.1 million.

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

In addition, we also incurred ongoing facility-related costs associated with certain properties that resulted in additional restructuring charges of $0.7 million and $3.4 million in the three and nine months ended January 31, 2023, respectively. We also incurred consulting costs of $0.2 million and $0.6 million and other activities of $0.8 million and $1.0 million in the three and nine months ended January 31, 2023, respectively.

INDEX
In the three months ended January 31, 2023, due to the political instability and military actions between Russia and Ukraine, we made the decision to close our operations in Russia which primarily consists of technology development resources. We expect to be substantially completed by April 30, 2023, except for the liquidation of the operations in our fiscal year 2024. Included in the table above are restructuring charges for the three and nine months ended January 31, 2023 of $7.5 million, related to these actions, and include the following:
•Severance charges of $6.8 million for the elimination of certain positions;
•Relocation and other charges of $0.5 million primarily for positions that will remain with the Company but will be in another geographic location; and
•Acceleration of depreciation and amortization of property and equipment of $0.2 million.

The following table summarizes the activity for the Fiscal Year 2023 Restructuring Program liability for the nine months ended January 31, 2023:

	April 30, 2022	Charges	Payments	Foreign Translation & Other Adjustments	January 31, 2023
Severance and termination benefits	$—	$24,613	$(16,157)	$222	$8,678
Consulting costs	—	597	(597)	—	—
Other activities	—	981	(814)	(60)	107
Total	$—	$26,191	$(17,568)	$162	$8,785

Approximately $7.8 million of the restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs and approximately $0.9 million is reflected in Other long-term liabilities on our Unaudited Condensed Consolidated Statement of Financial Position. The liability for Other activities is reflected in Other accrued liabilities.

INDEX
Business Optimization Program
Beginning in fiscal year 2020, we initiated a multiyear Business Optimization Program (the Business Optimization Program) to drive efficiency improvement and operating savings.
The following tables summarize the pretax restructuring (credits) charges related to this program:

	Three Months Ended January 31,		Nine Months Ended January 31,		Total Charges Incurred to Date
	2023	2022	2023	2022
(Credits) Charges by Segment:
Research	$(2)	$—	$(2)	$238	$3,880
Academic	28	261	31	(347)	12,448
Talent	(106)	(41)	(114)	245	5,032
Corporate Expenses	27	228	1,007	(1,297)	44,397
Total Restructuring and Related (Credits) Charges	$(53)	$448	$922	$(1,161)	$65,757

(Credits) Charges by Activity:
Severance and termination benefits	$(238)	$(291)	$(225)	$(2,861)	$34,894
Impairment of operating lease ROU assets and property and equipment	—	—	—	—	15,079
Acceleration of expense related to operating lease ROU assets and property and equipment	—	—	—	—	3,378
Facility related charges, net	185	739	1,147	1,700	10,666
Other activities	—	—	—	—	1,740
Total Restructuring and Related (Credits) Charges	$(53)	$448	$922	$(1,161)	$65,757

INDEX
The credits in severance and termination benefits activities for the three and nine months ended January 31, 2023 and 2022 primarily reflects changes in the number of headcount reductions and estimates for previously accrued costs.
Facilities related charges, net include sublease income related to those operating leases we had identified in the year ended April 30, 2021 as part of our Business Optimization program that would be subleased.
The following table summarizes the activity for the Business Optimization Program liability for the nine months ended January 31, 2023:

	April 30, 2022	(Credits)	Payments	Foreign Translation & Other Adjustments	January 31, 2023
Severance and termination benefits	$2,079	$(225)	$(642)	$14	$1,226
Total	$2,079	$(225)	$(642)	$14	$1,226
The restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs on our Unaudited Condensed Consolidated Statement of Financial Position as of January 31, 2023.

INDEX
Note 10 — Segment Information

We have reorganized our Education lines of business into two new customer-centric segments. The Academic segment addresses the university customer group and includes Academic Publishing and University Services. The Talent segment addresses the corporate customer group and will be focused on delivering training, sourcing, and upskilling solutions. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results. Our new segment reporting structure consists of three reportable segments, as well as a Corporate expense category (no change), which includes certain costs that are not allocated to the reportable segments:
•Research, includes Research Publishing and Research Solutions, and no changes were made as a result of this realignment;
•Academic, includes the Academic Publishing and University Services lines. Academic Publishing is the combination of the former Education Publishing line and professional publishing offerings;
•Talent, is the combination of the former Talent Development line, and our corporate training and corporate learning offerings.
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

INDEX
Segment information is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Revenue:
Research	$253,600	$263,341	$799,872	$813,251
Academic	177,515	199,018	507,620	569,742
Talent	60,253	53,525	186,281	154,282
Total revenue	$491,368	$515,884	$1,493,773	$1,537,275

Adjusted Contribution to Profit:
Research	$57,177	$62,165	$200,739	$218,242
Academic	20,988	31,972	31,492	68,828
Talent (1)	5,315	5,676	24,882	16,615
Total adjusted contribution to profit	83,480	99,813	257,113	303,685
Adjusted corporate contribution to profit	(38,258)	(53,376)	(130,426)	(144,001)
Total adjusted operating income	$45,222	$46,437	$126,687	$159,684

Depreciation and Amortization:
Research	$23,123	$23,914	$70,308	$71,140
Academic	19,922	19,693	61,547	61,622
Talent (1)	5,458	5,605	19,282	17,304
Total depreciation and amortization	48,503	49,212	151,137	150,066
Corporate depreciation and amortization	3,939	4,151	12,005	12,418
Total depreciation and amortization	$52,442	$53,363	$163,142	$162,484

(1)
On January 1, 2020, Wiley acquired mthree, a talent placement provider that addresses the IT skills gap by finding, training, and placing job-ready technology talent in roles with leading corporations worldwide. Its results of operations are included in our Talent segment. In late May 2022, Wiley renamed the mthree talent development solution to Wiley Edge and discontinued use of the mthree trademark during the three months ended July 31, 2022. As a result of these actions, we determined that a revision of the useful life was warranted and the intangible asset was fully amortized over its remaining useful life resulting in accelerated amortization expense of $4.6 million in the three months ended July 31, 2022. This amortization expense was an adjustment to the Talent Adjusted contribution to profit. In addition, it was included in Depreciation and amortization in the table above for segment reporting.

INDEX
The following table shows a reconciliation of our consolidated US GAAP Operating (Loss) Income to Non-GAAP Adjusted Operating Income:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
US GAAP Operating (Loss) Income	$(67,056)	$45,989	$(26,582)	$160,845
Adjustments:
Restructuring and related charges (credits) (1)	8,807	448	45,204	(1,161)
Impairment of goodwill (2)	99,800	—	99,800	—
Legal settlement (3)	3,671	—	3,671	—
Accelerated amortization of an intangible asset (4)	—	—	4,594	—
Non-GAAP Adjusted Operating Income	$45,222	$46,437	$126,687	$159,684

(1)	See Note 9, “Restructuring and Related Charges (Credits)” for these charges by segment.
(2)	See Note 12, "Goodwill and Intangible Assets" for these charges by segment.
(3)	In the three months ended January 31, 2023, we settled a litigation matter related to consideration for a previous acquisition for $3.7 million which is included in our Corporate category.
(4)	As described above, this accelerated amortization relates to the mthree trademark.
See Note 4, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the three and nine months ended January 31, 2023 and 2022.
Note 11 — Inventories
Inventories, net consisted of the following:

	January 31, 2023	April 30, 2022
Finished goods	$28,546	$31,270
Work-in-process	1,427	1,729
Paper and other materials	325	275
Total inventories before estimated sales returns and LIFO reserve	$30,298	$33,274
Inventory value of estimated sales returns	7,378	7,820
LIFO reserve	(4,509)	(4,509)
Inventories, net	$33,167	$36,585

INDEX
Note 12 — Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity in goodwill by segment as of January 31, 2023:

	April 30, 2022 (1)	Acquisitions (2)	Impairment	Foreign Translation Adjustment	January 31, 2023
Research	$610,416	$—	$—	$(5,132)	$605,284
Academic	442,015	3,878	(99,800)	(148)	345,945
Talent	249,711	—	—	2,314	252,025
Total	$1,302,142	$3,878	$(99,800)	$(2,966)	$1,203,254

(1)	The Academic goodwill balance as of April 30, 2022 includes a cumulative pretax non-cash goodwill impairment of $110.0 million.
(2)	Refer to Note 3, "Acquisitions," for more information related to the acquisition that occurred in the three months ended January 31, 2023.

Change in Segment Reporting Structure and New Reporting Units

We have reorganized our Education lines of business into two new customer-centric segments. Our new segment reporting structure will consist of three reportable segments which includes Research (no changes), Academic, and Talent, as well as a Corporate expense category (no change), which includes certain costs that are not allocated to the reportable segments. See Note 10, “Segment Information,” for more details. The Academic reportable segment includes two reporting units, Academic Publishing and University Services, and the Talent reportable segment includes two reporting units, Talent Development and Professional Learning. No changes were made to the Research reportable segment.

Due to this realignment, we have reallocated goodwill as of April 30, 2022 to our reporting units.

As a result of this realignment, we are required to test goodwill for impairment immediately before and after the realignment. Since there were no changes to the Research reportable segment, no impairment test of the Research segment goodwill was required.

We estimated the fair value of the reporting units using a weighting of fair values derived from an income and a market approach. Under the income approach, we determined the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our best estimates of forecasted economic and market conditions over the period including growth rates, expected changes in operating cash flows and cash expenditures. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. The market approach estimates fair value based on market multiples of current and forward 12-month revenue or EBITDA, as applicable, derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.

Goodwill Impairment Before Realignment

Prior to the realignment, we concluded that the fair value of the Academic & Professional Learning reporting unit was above its carrying value. Therefore, there was no indication of impairment. The carrying value of the Education Services reporting unit was above its fair value which resulted in a pretax non-cash goodwill impairment of $31.0 million. This charge is reflected in Impairment of goodwill in the Unaudited Condensed Consolidated Statements of Net (Loss) Income.

Education Services was adversely impacted by market conditions and headwinds for online degree programs. This has led to a decline in projected student enrollments from existing partners, pricing pressures and revenue share concessions, and a decline in new partner additions over both the short-term and long-term, which adversely impacted forecasted revenue growth and operating cash flows. This was partially offset by projected growth in talent placements, partially due to expansion into new regions and the addition of new corporate clients, which are forecasted to have a positive impact on revenue growth and operating cash flows.

INDEX
Prior to performing the goodwill impairment test for Education Services, we also evaluated the recoverability of long-lived assets of the reporting unit. The carrying value of the long-lived assets that were tested for impairment was approximately $467.0 million. When indicators of impairment are present, we test definite lived and long-lived assets for recoverability by comparing the carrying value of an asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. We considered the lower-than-expected revenue and forecasted operating cash flows over a sustained period of time, and downward revisions to our cash flow forecasts for this reporting unit to be indicators of impairment for their long-lived assets. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset group of the Education Services reporting unit exceeded the carrying value. Therefore, there was no impairment.

Goodwill Impairment After Realignment

After the realignment, we concluded that the fair value of the Academic Publishing, Talent Development and Professional Learning reporting units were above their carrying values. Therefore, there was no indication of impairment. The carrying value of the University Services reporting unit was above its fair value which resulted in a pretax non-cash goodwill impairment of $68.8 million. This charge is reflected in Impairment of goodwill in the Unaudited Condensed Consolidated Statements of Net (Loss) Income.

University Services was adversely impacted by market conditions and headwinds for online degree programs which lead to a decline in projected enrollments from existing partners, pricing pressures and revenue share concessions, and a decline in new partner additions over both the short-term and long-term which adversely impacted forecasted revenue growth and operating cash flows.

Prior to performing the goodwill impairment test for University Services, we also evaluated the recoverability of long-lived assets of the reporting unit. The carrying value of the long-lived assets that were tested for impairment was approximately $326.0 million. When indicators of impairment are present, we test definite lived and long-lived assets for recoverability by comparing the carrying value of an asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. We considered the lower-than-expected revenue and forecasted operating cash flows over a sustained period of time, and downward revisions to our cash flow forecasts for this reporting unit to be indicators of impairment for their long-lived assets. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset group of the University Services reporting unit exceeded the carrying value. Therefore, there was no impairment.

INDEX
Intangible Assets
Intangible assets, net were as follows:

	January 31, 2023	April 30, 2022 ⁽¹⁾
Intangible assets with definite lives, net:
Content and publishing rights	$466,190	$499,937
Customer relationships	223,156	242,058
Developed technology	48,693	54,721
Brands and trademarks (2)	9,301	16,021
Covenants not to compete	323	393
Total intangible assets with definite lives, net	747,663	813,130
Intangible assets with indefinite lives:
Brands and trademarks	37,000	37,000
Publishing rights	83,604	81,299
Total intangible assets with indefinite lives	120,604	118,299
Total intangible assets, net	$868,267	$931,429

(1)
The developed technology balance as of April 30, 2022 is presented net of accumulated impairments and write-offs of $2.8 million. The indefinite-lived brands and trademarks as of April 30, 2022 is net of accumulated impairments of $93.1 million.

(2)
On January 1, 2020, Wiley acquired mthree, a talent placement provider that addresses the IT skills gap by finding, training, and placing job-ready technology talent in roles with leading corporations worldwide. Its results of operations are included in our Talent segment. In late May 2022, Wiley renamed the mthree talent development solution to Wiley Edge and discontinued use of the mthree trademark during the three months ended July 31, 2022. As a result of these actions, we determined that a revision of the useful life was warranted and the intangible asset was fully amortized over its remaining useful life resulting in accelerated amortization expense of $4.6 million in the three months ended July 31, 2022.

Note 13 — Income Taxes

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate for the three and nine months ended January 31, 2023, was 7.7% and 2.7%, respectively, compared with 18.2% and 33.4% for the three and nine months ended January 31, 2022, respectively.
The effective tax rate for the three months ended January 31, 2023, was lower than the US statutory rate primarily due to the impairment of goodwill resulting from the segment realignment described in Note 12, "Goodwill and Intangible Assets," and certain discrete items related to the filing of the consolidated US federal income tax return for the year ended April 30, 2022, as well as the geographic mix of earnings, the impact of US state taxes, and a discrete item relating to restricted stock compensation. The rate for the nine months ended January 31, 2023, was lower than the US statutory rate due to the same factors described above.
The effective tax rate for the three months ended January 31, 2023, was lower than the effective tax rate for the three months ended January 31, 2022, primarily due to the impairment of goodwill resulting from the segment realignment described in Note 12, "Goodwill and Intangible Assets," which results in a tax benefit of $4.8 million, and certain discrete items related to the filing of the consolidated US federal income tax return for the year ended April 30, 2022.
The effective tax rate for the nine months ended January 31, 2023, was lower than the effective tax rate for the nine months ended January 31, 2022, due to an increase in the UK statutory rate announced during the first three months of fiscal 2022 and reflected in the effective tax rate for the nine months ended January 31, 2022 as well as the factors described above. The UK enacted legislation on June 10, 2021, that increased its statutory rate from 19% to 25% effective April 1, 2023, resulting in a $20.7 million non-cash deferred tax expense.

INDEX
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
Note 14 — Retirement Plans
The components of net pension income for our defined benefit plans were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Service cost	$218	$291	$610	$898
Interest cost	6,264	5,122	18,447	15,523
Expected return on plan assets	(8,281)	(9,986)	(24,703)	(30,387)
Amortization of prior service cost	(23)	(23)	(70)	(67)
Amortization of net actuarial loss	1,602	1,858	4,593	5,632
Net pension income	$(220)	$(2,738)	$(1,123)	$(8,401)
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
Employer defined benefit pension plan contributions were $3.6 million and $11.0 million for the three and nine months ended January 31, 2023, respectively, and $3.4 million and $11.9 million for the three and nine months ended January 31, 2022, respectively.
Defined Contribution Savings Plans
The expense for employer defined contribution savings plans was $7.9 million and $23.5 million for the three and nine months ended January 31, 2023, respectively, and $7.2 million and $22.8 million for the three and nine months ended January 31, 2022, respectively.
Note 15 — Debt and Available Credit Facilities
Our total debt outstanding consisted of the amounts set forth in the following table:

	January 31, 2023	April 30, 2022
Short-term portion of long-term debt (1)	$5,000	$18,750

Term loan A - Amended and Restated CA (2)	192,966	204,343
Revolving credit facility - Amended and Restated CA	747,610	563,934
Total long-term debt, less current portion	940,576	768,277

Total debt	$945,576	$787,027

(1)	Relates to our term loan A under the Amended and Restated CA.
(2)	Amounts are shown net of unamortized issuance costs of $0.8 million as of January 31, 2023 and $0.3 million as of April 30, 2022.

INDEX
Amended and Restated CA

On November 30, 2022, we entered into the second amendment to the Third Amended and Restated Credit Agreement (collectively, the Amended and Restated CA). The Amended and Restated CA as of November 30, 2022 provided for senior unsecured credit facilities comprised of a (i) five-year revolving credit facility in an aggregate principal amount up to $1.115 billion, (ii) a five-year term loan A facility consisting of $200 million, and (iii) $185 million aggregate principal amount revolving credit facility through May 2024.

Under the terms of the Amended and Restated CA, which can be drawn in multiple currencies, we have the option of borrowing at the following floating interest rates depending on the currency borrowed: (i) at a rate based on the US Secured Overnight Financing Rate (SOFR), the Sterling Overnight Index Average Rate (SONIA) or a EURIBOR-based rate, each rate plus an applicable margin ranging from 0.98% to 1.50%, depending on our consolidated net leverage ratio, as defined, or (ii) at the lender’s base rate plus an applicable margin ranging from zero to 0.50%, depending on our consolidated net leverage ratio. With respect to SOFR loans, there is a SOFR adjustment of between 0.10% and 0.25% depending on the duration of the loan. The lender’s base rate is defined as the highest of (i) the US federal funds effective rate plus a 0.50% margin, (ii) the Daily SOFR rate, as defined, plus a 1.00% margin, or (iii) the Bank of America prime lending rate. In addition, we pay a facility fee for the Amended and Restated CA ranging from 0.15% to 0.25% depending on our consolidated net leverage ratio. We also have the option to request an increase in the revolving credit facility by an amount not to exceed $500 million, in minimum increments of $50 million, subject to the approval of the lenders.

The Amended and Restated CA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of January 31, 2023.
In the three months ended January 31, 2023, we incurred $4.5 million of costs related to the second amendment of the Amended and Restated CA which resulted in total costs capitalized of $5.8 million for the Amended and Restated CA. The amount related to the term loan A facility was $0.8 million, consisting of lender fees of $0.8 million recorded as a reduction to Long-term debt and non-lender fees of less than $0.1 million included in Other non-current assets on our Unaudited Condensed Consolidated Statement of Financial Position. The amount related to the revolving credit facility of which a portion matures in May 2024 and in November 2027 was $0.2 million and $4.8 million, respectively, all of which is included in Other non-current assets on our Unaudited Condensed Consolidated Statement of Financial Position.
We incurred a loss of $(0.2) million on the write-off of unamortized deferred costs in connection with the second amendment of the Amended and Restated CA which is reflected in Other income, net on our Unaudited Condensed Consolidated Statements of Net (Loss) Income in the three and nine months ended January 31, 2023.

The amortization expense of the costs incurred related to the Amended and Restated CA related to the lender and non-lender fees is recognized over a five-year term for credit commitments that mature in November 2027 and an 18-month term for credit commitments that mature in May 2024. Total amortization expense was $0.3 million and $0.8 million for the three and nine months ended January 31, 2023, respectively and is included in Interest expense on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. Total amortization expense was $0.3 million and $0.8 million for the three and nine months ended January 31, 2022, respectively and is included in Interest expense on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.

As of January 31, 2023, we had approximately $553.4 million of unused borrowing capacity under our Amended and Restated CA and other facilities.

The weighted average interest rates on total debt outstanding during the three and nine months ended January 31, 2023 were 4.70% and 3.78%, respectively. The weighted average interest rates on total debt outstanding during the three and nine months ended January 31, 2022 were 1.94% and 1.96%, respectively. As of January 31, 2023 and April 30, 2022, the weighted average interest rates for total debt were 4.97% and 2.55%, respectively.

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
Interest Rate Contracts
As of January 31, 2023, we had total debt outstanding of $945.6 million, net of unamortized issuance costs of $0.8 million of which $946.4 million are variable rate loans outstanding under the Amended and Restated CA, which approximated fair value.
The following table summarizes our interest rate swaps designated as cash flow hedges:

			Notional Amount
Hedged Item (1)	Date entered into	Nature of Swap	January 31, 2022	April 30, 2022	Fixed Interest Rate	Variable Interest Rate
Amended and Restated CA	December 13, 2022	Pay fixed/receive variable	$50	$—	3.772%	1-month SOFR reset every month for a 3-year period ending December 15, 2025
Amended and Restated CA	June 16, 2022	Pay fixed/receive variable	$100	$—	3.467%	1-month SOFR reset every month for a 3-year period ending May 15, 2024 (2)
Amended and Restated CA	April 12, 2021	Pay fixed/receive variable	$100	$100	0.465%	1-month SOFR reset every month for a 3-year period ending April 15, 2024 (2)
Amended and Restated CA	April 6, 2022	Pay fixed/receive variable	$100	$100	2.588%	1-month SOFR reset every month for a 2-year period ending April 15, 2024 (2)
Amended and Restated CA	February 26, 2020	Pay fixed/receive variable	$100	$100	1.168%	1-month SOFR reset every month for a 3-year period ending March 15, 2023 (2)
Amended and Restated CA	August 7, 2019	Pay fixed/receive variable	$—	$100	1.400%	1-month LIBOR reset every month for a 3-year period ending August 15, 2022
Amended and Restated CA	June 24, 2019	Pay fixed/receive variable	$—	$100	1.650%	1-month LIBOR reset every month for a 3-year period ending July 15, 2022
			$450	$500

(1)	On November 30, 2022, we entered into the Second Amendment to our Amended and Restated CA. Refer to Note 15, "Debt and Available Credit Facilities" for more information related to our Amended and Restated CA.
(2)	On November 30, 2022, we amended the Amended and Restated CA (as defined in Note 15, “Debt and Available Credit Facilities”) and as a result we amended our outstanding interest rate swaps designated as cash flow hedges to change the rates from LIBOR-based rates to SOFR-based rates. We applied ASU 2020-04 at the time of modification, and there was no impact on our Condensed Consolidated Financial Statements.
We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of January 31, 2023 was a deferred gain of $9.6 million. Based on the maturity dates of the contracts, $0.5 million of the deferred gain as of January 31, 2023 was recorded within Prepaid expenses and other current assets and $9.1 million of the deferred gain was recorded within Other non-current assets.

INDEX
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
The pretax gains that were reclassified from Accumulated other comprehensive loss into Interest expense for the three and nine months ended January 31, 2023 were $2.2 million and $2.5 million, respectively. The pretax (losses) that were reclassified from Accumulated other comprehensive loss into Interest expense for the three and nine months ended January 31, 2022 were $(1.1) million and $(3.3) million, respectively.
Foreign Currency Contracts
We may enter into forward exchange contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign exchange transaction gains (losses) on our Unaudited Condensed Consolidated Statements of Net (Loss) Income and carried at fair value on our Unaudited Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign exchange transaction gains (losses) on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.
As of January 31, 2023, and April 30, 2022, we did not maintain any open forward exchange contracts. In addition, we did not maintain any open forward contracts during the nine months ended January 31, 2023 and 2022.

INDEX
Note 17 — Capital Stock and Changes in Capital Accounts
Share Repurchases
The following table summarizes the share repurchases of Class A and Class B Common Stock (shares in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Shares repurchased - Class A	157	134	539	446
Shares repurchased - Class B	1	1	1	2
Average Price - Class A and Class B	$41.14	$55.40	$44.47	$55.48
Dividends
The following table summarizes the cash dividends paid during the nine months ended January 31, 2023:

Date of Declaration by Board of Directors	Quarterly Cash Dividend	Total Dividend	Class of Common Stock	Dividend Paid Date	Shareholders of Record as of Date
June 22, 2022	$0.3475 per common share	$19.4 million	Class A and Class B	July 20, 2022	July 6, 2022
September 29, 2022	$0.3475 per common share	$19.3 million	Class A and Class B	October 26, 2022	October 11, 2022
December 15, 2022	$0.3475 per common share	$19.3 million	Class A and Class B	January 11, 2023	December 27, 2022

INDEX
Changes in Common Stock
The following is a summary of changes during the nine months ended January 31, in shares of our common stock and common stock in treasury (shares in thousands):

Changes in Common Stock A:	2023	2022
Number of shares, beginning of year	70,226	70,208
Common stock class conversions	2	10
Number of shares issued, end of period	70,228	70,218

Changes in Common Stock A in treasury:
Number of shares held, beginning of year	23,515	23,419
Purchases of treasury shares	539	446
Restricted shares issued under stock-based compensation plans – non-PSU Awards	(208)	(163)
Restricted shares issued under stock-based compensation plans – PSU Awards	(150)	(108)
Shares issued under the Director Plan to Directors	(3)	(2)
Restricted shares issued from exercise of stock options	(14)	(24)
Shares issued related to the acquisition of a business	—	(129)
Shares withheld for taxes	129	110
Number of shares held, end of period	23,808	23,549
Number of Common Stock A outstanding, end of period	46,420	46,669

Changes in Common Stock B:	2023	2022
Number of shares, beginning of year	12,956	12,974
Common stock class conversions	(2)	(10)
Number of shares issued, end of period	12,954	12,964

Changes in Common Stock B in treasury:
Number of shares held, beginning of year	3,924	3,922
Purchase of treasury shares	1	2
Number of shares held, end of period	3,925	3,924
Number of Common Stock B outstanding, end of period	9,029	9,040
Note 18 — Commitments and Contingencies
We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of January 31, 2023, will not have a material effect on our consolidated financial condition or results of operations.

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
OVERVIEW

Wiley is a global leader in scientific research and career-connected education, unlocking human potential by enabling discovery, powering education, and shaping workforces. For over 200 years, Wiley has fueled the world’s knowledge ecosystem. Today, our high-impact content, platforms, and services help researchers, learners, institutions, and corporations achieve their goals in an ever-changing world. Wiley is a predominantly digital company with approximately 84% of revenue generated by digital products and tech-enabled services, and 56% of revenue is recurring, which includes revenue that is contractually obligated or set to recur with a high degree of certainty, for the nine months ended January 31, 2023.
We have reorganized our Education lines of business into two new customer-centric segments. The Academic segment addresses the university customer group and includes Academic Publishing and University Services. The Talent segment addresses the corporate customer group and will be focused on delivering training, sourcing, and upskilling solutions. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results. Our new segment reporting structure consists of three reportable segments, as well as a Corporate expense category (no change), which includes certain costs that are not allocated to the reportable segments:
•Research, includes Research Publishing and Research Solutions, and no changes were made as a result of this realignment;
•Academic, includes the Academic Publishing and University Services lines. Academic Publishing is the combination of the former Education Publishing line and professional publishing offerings;
•Talent, is the combination of the former Talent Development line, and our corporate training and corporate learning offerings.
Through the Research segment, we provide peer-reviewed STM publishing, content platforms, and related services to academic, corporate, and government customers, academic societies, and individual researchers. The Academic segment provides scientific, professional, and education print and digital books, digital courseware, and test preparation services, as well as engages in the comprehensive management of online degree programs for universities. The Talent segment services include sourcing, training, and preparing aspiring students and professionals to meet the skill needs of today’s technology careers, and placing them with large companies and government agencies. As well as corporate training and corporate learning offerings.

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

INDEX
RESULTS OF OPERATIONS – THREE MONTHS ENDED JANUARY 31, 2023
THIRD QUARTER SUMMARY:
•US GAAP Results: Consolidated Revenue of $491.4 million (-5%, compared with the prior year), Operating Loss of $(67.1) million (compared with the prior year Operating Income of $46.0 million), and Diluted Loss per Share of $(1.29) (compared with the prior year Diluted Earnings per Share of $0.63). Losses primarily due to non-cash goodwill impairment in Education Services/University Services and restructuring charges.
•Adjusted Results (at constant currency compared with the prior year): Consolidated Revenue of $491.4 million (-2%, compared with the prior year), Adjusted EBITDA of $97.7 million (-3%, compared with the prior year), and Adjusted EPS of $0.85 (-9%, compared with the prior year).
•Fiscal 2023 Outlook: Reduced to reflect increased Academic headwinds, and a publishing pause in a Hindawi special issues program.
•As a result of significant currency fluctuations, Wiley noted that Adjusted EBITDA in Research was being adversely impacted by Research royalty expenses denominated in British pounds but derived from US dollar revenues in our UK subsidiary. We have normalized for this foreign currency impact, resulting in a constant currency Adjusted EBITDA benefit of $2 million for the three months ended January 31, 2023 and an $8 million benefit for the nine months ended January 31, 2023. We have also amended our first and second quarters of fiscal year 2023 Adjusted EBITDA (+$3 million each quarter, respectively) for Research and Wiley overall to reflect the benefit for those periods. In the prior fiscal year, this impact was not significant. The Company believes this change will more adequately reflect Wiley’s true operating performance.
CONSOLIDATED RESULTS OF OPERATIONS
Revenue:
Revenue for the three months ended January 31, 2023, decreased $24.5 million, or 5%, as compared with the prior year. On a constant currency basis, revenue decreased 2% as compared with prior year including contributions from acquisitions. Excluding the contributions from acquisitions, organic revenue decreased 3% on a constant currency basis.
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:

Cost of sales for the three months ended January 31, 2023, increased $1.1 million, or 1%, as compared with the prior year. On a constant currency basis, cost of sales increased 3% compared with the prior year. This was primarily due to higher employee costs to support the growth in placements in the Talent segment, partially offset by lower royalty costs.
Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended January 31, 2023, decreased $19.7 million, or 7%, as compared with the prior year. On a constant currency basis, operating and administrative expenses decreased 4% as compared with the prior year primarily reflecting lower annual incentive compensation for fiscal year 2023, partially offset by a $3.7 million charge related to the settlement of a litigation matter related to consideration for a previous acquisition in the three months ended January 31, 2023.

INDEX
Impairment of Goodwill:
We recorded an impairment of goodwill for the three months ended January 31, 2023 of $99.8 million. This charge is reflected in the Impairment of goodwill in the Unaudited Condensed Consolidated Statements of Net (Loss) Income.
In accordance with applicable accounting standards, we were required to test goodwill for impairment immediately before and after our segment realignment. Prior to the realignment, we concluded that the fair value of the Education Services reporting unit was below its carrying value, which resulted in a pretax non-cash goodwill impairment of $31.0 million. Education Services was adversely impacted by market conditions and headwinds for online degree programs. This has led to a decline in projected student enrollments from existing partners, pricing pressures and revenue share concessions, and a decline in new partner additions over both the short-term and long-term, which adversely impacted forecasted revenue growth and operating cash flows. This was partially offset by projected growth in talent placements, partially due to expansion into new regions and the addition of new corporate clients, which are forecasted to have a positive impact on revenue growth and operating cash flows.
After the realignment, we concluded that the fair value of the University Services reporting unit within the Academic segment was below its carrying value, which resulted in an additional pretax non-cash goodwill impairment of $68.8 million. University Services was adversely impacted by market conditions and headwinds for online degree programs, which lead to a decline in projected enrollments from existing partners, pricing pressures and revenue share concessions, and a decline in new partner additions over both the short-term and long-term which adversely impacted forecasted revenue growth and operating cash flows.
See Note 12, “Goodwill and Intangible Assets” for more details on these charges.
Restructuring and Related Charges (Credits):

Fiscal Year 2023 Restructuring Program

In May 2022, the Company initiated a global program to restructure and align our cost base with current and anticipated future market conditions. This program includes severance related charges for the elimination of certain position, the exit of certain leased office space which began in the first quarter of fiscal year 2023 and the reduction of our occupancy at other facilities. We are reducing our real estate square footage occupancy by approximately 22%. We anticipate $30 million in savings from actions starting in fiscal year 2023.

In the three months ended January 31, 2023, due to the political instability and military actions between Russia and Ukraine, we made the decision to close our operations in Russia, which primarily consists of technology development resources. We expect to be substantially completed by April 30, 2023 except for the liquidation of the operations in our fiscal year 2024.

For the three months ended January 31, 2023, we recorded pretax restructuring charges of $8.9 million related to this program, of which $7.5 million related to the closure of our operations in Russia as described above. This restructuring charge primarily reflects the following charges:
•Severance charges of $7.0 million for the elimination of certain positions;
•Acceleration of depreciation and amortization of property and equipment of $0.2 million;
•Consulting, relocation and other costs of $1.0 million; and
•Ongoing facility-related costs with previously vacated properties that resulted in additional restructuring charges of $0.7 million.

These actions are anticipated to yield annualized cost savings estimated to be approximately $60 million. We anticipate ongoing facility-related costs associated with certain properties to result in additional restructuring charges in future periods.

These charges are reflected in Restructuring and related charges (credits) on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. See Note 9, “Restructuring and Related Charges (Credits)” for more details on these charges.

INDEX
Business Optimization Program

For the three months ended January 31, 2023 and 2022, we recorded pretax restructuring credits of $0.1 million and charges of $0.4 million, respectively, related to this program. These charges and credits are reflected in Restructuring and related charges (credits) on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. See Note 9, “Restructuring and Related Charges (Credits)” for more details on these charges and credits.

For the impact of our restructuring programs on diluted (loss) earnings per share, see the section below, “Diluted (Loss) Earnings per Share (EPS).”
Amortization of Intangible Assets:

Amortization of intangible assets was $20.0 million for the three months ended January 31, 2023, a decrease of $1.1 million, or 5%, as compared with the prior year. On a constant currency basis, amortization of intangible assets decreased 3% as compared with the prior year primarily due to the completion of amortization of certain acquired intangible assets, partially offset by the amortization of intangible assets related to the acquisitions completed in fiscal year 2022 and 2023. See Note 3, “Acquisitions” for more details on these acquisitions.
Operating (Loss) Income, Adjusted Operating Income (OI) and Adjusted EBITDA:
Operating loss was $(67.1) million for the three months ended January 31, 2023, compared with prior year operating income of $46.0 million. The decrease was primarily due to the impairment of goodwill in the three months ended January 31, 2023 and, to a lesser extent, the decrease in revenue, the increase in restructuring charges and, higher cost of sales, partially offset by a decrease in operating and administrative expenses as described above.

Adjusted OI and Adjusted EBITDA on a constant currency basis and excluding restructuring charges, impairment of goodwill and legal settlement decreased 6% and 3%, respectively, as compared with the prior year. The decrease in Adjusted OI and Adjusted EBITDA was primarily due to lower revenues and, to a lesser extent, higher cost of sales, partially offset by a decrease in operating and administrative expenses as described above.
Adjusted Operating Income (OI)
Below is a reconciliation of our consolidated US GAAP Operating (Loss) Income to Non-GAAP Adjusted OI:

	Three Months Ended January 31,
	2023	2022
US GAAP Operating (Loss) Income	$(67,056)	$45,989
Adjustments:
Restructuring and related charges	8,807	448
Impairment of goodwill	99,800	—
Legal settlement (1)	3,671	—
Non-GAAP Adjusted OI	$45,222	$46,437

(1)	In the three months ended January 31, 2023, we settled a litigation matter related to consideration for a previous acquisition for $3.7 million.

INDEX
Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net (Loss) Income to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended January 31,
	2023	2022
Net (Loss) Income	$(71,469)	$35,366
Interest expense	11,521	5,103
(Benefit) provision for income taxes	(5,982)	7,853
Depreciation and amortization	52,442	53,363
Non-GAAP EBITDA	(13,488)	101,685
Impairment of goodwill	99,800	—
Legal settlement	3,671	—
Restructuring and related charges	8,807	448
Foreign exchange transaction (gains) losses	(421)	488
Other income, net	(705)	(2,821)
Non-GAAP Adjusted EBITDA	$97,664	$99,800
Interest Expense:
Interest expense for the three months ended January 31, 2023, was $11.5 million compared with the prior year of $5.1 million. This increase was primarily due to a higher weighted average effective interest rate.
Foreign Exchange Transaction Gains (Losses):

Foreign exchange transaction gains of $0.4 million for the three months ended January 31, 2023 were primarily due to gains on our foreign currency denominated intercompany accounts receivable and payables balances, partially offset by losses on our third party accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.
Foreign exchange transaction losses of $(0.5) million for the three months ended January 31, 2022 were primarily due to losses on our foreign currency denominated intercompany and, to a lesser extent, third party accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.
(Benefit) Provision for Income Taxes:
Below is a reconciliation of our US GAAP (Loss) Income Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Three Months Ended January 31,
	2023	2022
US GAAP (Loss) Income Before Taxes	$(77,451)	$43,219
Pretax Impact of Adjustments:
Impairment of goodwill	99,800	—
Legal settlement	3,671	—
Restructuring and related charges	8,807	448
Foreign exchange (gains) losses on intercompany transactions	(2,414)	722
Amortization of acquired intangible assets	21,042	22,189
Non-GAAP Adjusted Income Before Taxes	$53,455	$66,578

INDEX
Below is a reconciliation of our US GAAP Income Tax (Benefit) Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Three Months Ended January 31,
	2023	2022
US GAAP Income Tax (Benefit) Provision	$(5,982)	$7,853
Income Tax Impact of Adjustments (1):
Impairment of goodwill	4,857	—
Legal settlement	716	—
Restructuring and related charges	2,221	114
Foreign exchange (gains) losses on intercompany transactions	(596)	239
Amortization of acquired intangible assets	4,591	4,834
Non-GAAP Adjusted Income Tax Provision	$5,807	$13,040

US GAAP Effective Tax Rate	7.7%	18.2%
Non-GAAP Adjusted Effective Tax Rate	10.9%	19.6%

(1)	For the three months ended January 31, 2023, the tax impact was $4.0 million from current taxes and $7.8 million from deferred taxes. For the three months ended January 31, 2022, substantially all of the tax impact was from deferred taxes.
Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The US GAAP effective tax rate for the three months ended January 31, 2023, was 7.7% compared to 18.2% for the three months ended January 31, 2022. The US GAAP effective tax rate for the three months ended January 31, 2023, was lower than the US GAAP effective tax rate for the three months ended January 31, 2022, after taking into account certain discrete items realized related to the filing of the consolidated US federal income tax return for the year ended April 30, 2022, the tax impact on the impairment of goodwill, as well as the geographic mix of earnings, the impact of US state taxes, and a discrete item relating to restricted stock compensation.

Excluding the tax impact of the impairment of goodwill, restructuring and other adjustments noted in the table above, the Non-GAAP adjusted effective tax rate was 10.9% for the three months ended January 31, 2023, compared to 19.6% for the three months ended January 31, 2022. The reduction in the Non-GAAP adjusted effective tax rate for the three months ended January 31, 2023, compared with the prior year ended January 31, 2022, was primarily due to the same factors described above.
Diluted (Loss) Earnings per Share (EPS):
EPS for the three months ended January 31, 2023 was a loss of $(1.29) per share compared with earnings of $0.63 per share for the three months ended January 31, 2022. This decrease was due to an operating loss in the three months ended January 31, 2023, partially offset by an income tax benefit in the three months ended January 31, 2023.

INDEX
Below is a reconciliation of our US GAAP (Loss) Earnings Per Share to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below, are presented in the section above, “(Benefit) Provision for Income Taxes”.

	Three Months Ended January 31,
	2023	2022
US GAAP (Loss) Earnings Per Share	$(1.29)	$0.63
Adjustments:
Impairment of goodwill	1.69	—
Legal settlement	0.05	—
Restructuring and related charges	0.12	0.01
Foreign exchange (gains) losses on intercompany transactions	(0.03)	0.01
Amortization of acquired intangible assets	0.29	0.30
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (1)	0.02	—
Non-GAAP Adjusted EPS	$0.85	$0.95

(1)	Represents the impact of using diluted weighted-average number of common shares outstanding (56.1 million shares for the three months ended January 31, 2023) included in the Non-GAAP Adjusted EPS calculation in order to apply the dilutive impact on adjusted net income due to the effect of unvested restricted stock units and other stock awards. This impact occurs when a US GAAP net loss is reported and the effect of using dilutive shares is antidilutive.
On a constant currency basis, Adjusted EPS decreased 9% primarily due to higher interest expense and, to a lesser extent, a decrease in Adjusted Operating Income and lower pension credits, partially offset by lower income tax expense.
SEGMENT OPERATING RESULTS

RESEARCH	Three Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
	2023	2022
Revenue:
Research Publishing (1)	$213,720	$224,553	(5)%	(3)%
Research Solutions (1)	39,880	38,788	3%	6%
Total Research Revenue	253,600	263,341	(4)%	(1)%

Cost of Sales	70,806	72,037	2%	—%
Operating Expenses	114,045	117,160	3%	(2)%
Amortization of Intangible Assets	11,572	11,979	3%	—%
Restructuring Charges (see Note 9)	317	—	#	#

Contribution to Profit	56,860	62,165	(9)%	(10)%
Restructuring Charges (see Note 9)	317	—	#	#
Adjusted Contribution to Profit	57,177	62,165	(8)%	(9)%
Depreciation and amortization	23,123	23,914	3%	1%
Adjusted EBITDA	$80,300	$86,079	(7)%	(7)%
Adjusted EBITDA Margin	31.7%	32.7%
# Not meaningful

INDEX

(1)
As previously announced in May 2022, our revenue by product type previously referred to as Research Platforms was changed to Research Solutions. Research Solutions includes infrastructure and publishing services that help societies and corporations thrive in a complex knowledge ecosystem. In addition to Platforms (Atypon), certain product offerings such as corporate sales which included the recent acquisitions of Madgex Holdings Limited (Madgex), and Bio-Rad Laboratories Inc.’s Informatics products (Informatics) that were previously included in Research Publishing moved to Research Solutions to align with our strategic focus. Research Solutions also includes product offerings related to certain recent acquisitions such as J&J, and EJP. Prior period results have been revised to the new presentation. There were no changes to the total Research segment or our consolidated financial results. The revenue reclassified was $24.3 million for the three months ended January 31, 2022, $93.3 million for the year ended April 30, 2022, and $80.3 million for the year ended April 30, 2021.

Revenue:

Research revenue for the three months ended January 31, 2023 decreased $9.7 million, or 4%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 1% as compared with the prior year. Excluding revenue from acquisitions, organic revenue decreased 2% on a constant currency basis primarily due to a pause in the Hindawi special issues publishing program. The program was suspended temporarily due to the presence in certain special issues of compromised articles. As a result, Hindawi revenue for the three months ended January 31, 2023 decreased $9 million on a constant currency basis as compared with the prior year, offsetting growth in other open access publishing programs. We have retracted hundreds of articles and the investigation is ongoing. We expect some impact on Hindawi submissions and publications in fiscal year 2024 due to the article backlog that has accumulated and the potential impact on Hindawi journal brands. Excluding Hindawi, Wiley’s Research revenue for the three months ended January 31, 2023 on a constant currency basis increased 2% as compared with the prior year. Open access article output decreased approximately 25% for the three months ended January 31, 2023, as compared with the prior year. Excluding Hindawi, open access article output growth was approximately 17% for the three months ended January 31, 2023.

INDEX
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 7% as compared with the prior year. This decrease was primarily due to revenue performance and, to a lesser extent, technology investment.

	Three Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
ACADEMIC:	2023	2022
Revenue:
Academic Publishing	$128,564	$143,583	(10)%	(8)%
University Services	48,951	55,435	(12)%	(11)%
Total Academic Revenue	177,515	199,018	(11)%	(9)%

Cost of Sales	72,920	76,995	5%	4%
Operating Expenses	78,424	83,946	7%	4%
Impairment of Goodwill (see Note 12)	99,800	—	#	#
Amortization of Intangible Assets	5,183	6,105	15%	15%
Restructuring Charges (see Note 9)	1,851	261	#	#

Contribution to Profit	(80,663)	31,711	#	#
Restructuring Charges (see Note 9)	1,851	261	#	#
Impairment of Goodwill (see Note 12)	99,800	—	#	#
Adjusted Contribution to Profit	20,988	31,972	(34)%	(34)%
Depreciation and amortization	19,922	19,693	(1)%	(2)%
Adjusted EBITDA	$40,910	$51,665	(21)%	(20)%
Adjusted EBITDA Margin	23.0%	26.0%
# Not meaningful
Revenue:

Academic revenue decreased $21.5 million, or 11%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 9% as compared with the prior year. Excluding revenue from acquisitions, organic revenue decreased 10% on a constant currency basis. This was primarily due to a decrease in Academic Publishing due to a decline in print and digital, partially offset by growth in digital courseware. University Services revenue decreased primarily due to continued online enrollment challenges, and lower fee for service revenue. For the three months ended January 31, 2023, University Services experienced a 4% decline in online enrollment.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 20% as compared with the prior year. This decrease was primarily due to the revenue performance.

University Services Partners and Programs:
As of January 31, 2023, Wiley had 66 university partners under contract, compared to 64 as of January 31, 2022 within University Services.

INDEX

	Three Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
TALENT:	2023	2022
Total Talent Revenue	$60,253	$53,525	13%	18%

Cost of Sales	30,325	23,884	(27)%	(35)%
Operating Expenses	21,400	20,993	(2)%	(6)%
Amortization of Intangible Assets	3,213	2,972	(8)%	(11)%
Restructuring Charges (Credits) (see Note 9)	72	(41)	#	#

Contribution to Profit	5,243	5,717	(8)%	(7)%
Restructuring Charges (Credits) (see Note 9)	72	(41)	#	#
Adjusted Contribution to Profit	5,315	5,676	(6)%	(5)%
Depreciation and amortization	5,458	5,605	3%	(1)%
Adjusted EBITDA	$10,773	$11,281	(5)%	(2)%
Adjusted EBITDA Margin	17.9%	21.1%
# Not meaningful
Revenue:

Talent revenue increased $6.7 million, or 13%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 18% as compared with the prior year. This was primarily due to double-digit growth in placements and, to a lesser extent, corporate training driving performance. For the three months ended January 31, 2023, we delivered approximately 38% growth in talent placements in talent development (Wiley Edge).
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 2% as compared with the prior year. This was primarily due to investments to drive scale in talent development (Wiley Edge), and increased inflationary impacts on placements.
CORPORATE EXPENSES:

Corporate expenses for the three months ended January 31, 2023 decreased $5.1 million, or 10%, as compared with the prior year. On a constant currency basis, excluding restructuring charges and a legal settlement, these expenses decreased 26%. This was primarily due to lower incentive compensation accrual and, to a lesser extent, reduced technology expenses.

INDEX
RESULTS OF OPERATIONS – NINE MONTHS ENDED JANUARY 31, 2023
NINE MONTHS SUMMARY:
•US GAAP Results: Consolidated Revenue of $1,493.8 million (-3%, compared with the prior year), Operating Loss of $(26.6) million (compared with the prior year Operating Income of $160.8 million), Diluted Loss per Share of $(0.92) (compared with the prior year Diluted Earnings per Share of $1.86)
•Adjusted Results (at constant currency compared with the prior year): Consolidated Revenue of $1,493.8 million (+1%, compared with the prior year), Adjusted EBITDA of $285.2 million (-11%, compared with the prior year), and Adjusted EPS of $2.40 (-23%, compared with the prior year)
CONSOLIDATED RESULTS OF OPERATIONS
Revenue:
Revenue for the nine months ended January 31, 2023 decreased $43.5 million, or 3%, as compared with the prior year. On a constant currency basis, revenue increased 1% as compared with the prior year including contributions from acquisitions. Excluding the contributions from acquisitions, organic revenue was flat on a constant currency basis.
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:

Cost of sales for the nine months ended January 31, 2023 increased $4.7 million, or 1%, as compared with the prior year. On a constant currency basis, cost of sales increased 4% as compared with the prior year. This increase was primarily due to higher employee costs to support the growth in placements in the Talent segment, partially offset by lower royalty costs.
Operating and Administrative Expenses:

Operating and administrative expenses for the nine months ended January 31, 2023 decreased $8.7 million, or 1%, as compared with the prior year. On a constant currency basis, operating and administrative expenses increased 3% as compared with the prior year primarily reflecting higher employment costs, travel and entertainment costs and, to a lesser extent, technology costs, and a $3.7 million charge related to the settlement of a litigation matter related to consideration for a previous acquisition in the three months ended January 31, 2023.
Impairment of Goodwill:
We recorded an impairment of goodwill for the nine months ended January 31, 2023 of $99.8 million. This charge is reflected in the Impairment of goodwill in the Unaudited Condensed Consolidated Statements of Net (Loss) Income. See above and Note 12, “Goodwill and Intangible Assets” for more details on these charges.
Restructuring and Related Charges (Credits):

Fiscal Year 2023 Restructuring Program

For the nine months ended January 31, 2023, we recorded pretax restructuring charges of $44.3 million related to this program, which includes $7.5 million related to the closure of our operations in Russia as described above. These charges are reflected in Restructuring and related charges (credits) on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. This restructuring charge primarily reflects the following charges:
•Severance charges of $24.6 million for the elimination of certain positions;
•Impairment charges of $12.7 million, which included the impairment of operating lease ROU assets of $7.6 million related to certain leases that will be subleased, and the related property and equipment of $5.1 million;
•Acceleration of expense of $2.0 million, which included the acceleration of rent expense associated with operating lease ROU assets of $0.9 million related to certain leases that will be abandoned or terminated and the related depreciation and amortization of property and equipment of $1.1 million;
•Ongoing facility-related costs with previously vacated properties that resulted in additional restructuring charges of $3.4 million; and
•Consulting, relocation and other costs of $1.6 million.

INDEX

See Note 9, “Restructuring and Related Charges (Credits)” for more details on these charges.

Business Optimization Program

For the nine months ended January 31, 2023 and 2022, we recorded pretax restructuring charges of $0.9 million and credits of $1.2 million, respectively, related to this program. These charges and credits are reflected in Restructuring and related charges (credits) on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. See Note 9, “Restructuring and Related Charges (Credits)” for more details on these charges and credits.

For the impact of our restructuring programs on diluted (loss) earnings per share, see the section below, “Diluted (Loss) Earnings per Share (EPS).”
Amortization of Intangible Assets:

Amortization of intangible assets was $65.4 million for the nine months ended January 31, 2023, an increase of $1.7 million, or 3%, as compared with the prior year. On a constant currency basis, amortization of intangible assets increased 6% as compared with the prior year primarily due to the acceleration of expense of $4.6 million related to the discontinued use of the mthree trademark and, to a lesser extent, other acquisitions completed in fiscal year 2022 and 2023. These were partially offset by the completion of amortization of certain acquired intangible assets. See Note 3, “Acquisitions” for more details on these acquisitions.

On January 1, 2020, Wiley acquired mthree, a talent placement provider that addresses the IT skills gap by finding, training, and placing job-ready technology talent in roles with leading corporations worldwide. Its results of operations are included in our Talent segment. In late May 2022, Wiley renamed the mthree talent development solution to Wiley Edge and discontinued use of the mthree trademark during the three months ended July 31, 2022. As a result of these actions, we determined that a revision of the useful life was warranted and the intangible asset was fully amortized over its remaining useful life resulting in accelerated amortization expense of $4.6 million in the three months ended July 31, 2022.
Operating (Loss) Income, Adjusted Operating Income (OI) and Adjusted EBITDA:

Operating loss was $(26.6) million for the nine months ended January 31, 2023 compared with prior year operating income of $160.8 million. The decrease was primarily due to the impairment of goodwill in the three months ended January 31, 2023 as described above and, to a lesser extent, an increase in restructuring charges, operating and administrative expenses, and costs of sales, partially offset by an increase in revenue.

Adjusted OI on a constant currency basis and excluding restructuring charges (credits), impairment of goodwill, legal settlement, and the accelerated amortization of an intangible asset, decreased 22% as compared with the prior year primarily due to an increase in operating and administrative expenses, and cost of sales, partially offset by higher revenues as described above.

Adjusted EBITDA on a constant currency basis and excluding restructuring charges (credits), decreased 11% as compared with the prior year primarily due to a decrease in Adjusted OI.

INDEX
Adjusted OI
Below is a reconciliation of our consolidated US GAAP Operating (Loss) Income to Non-GAAP Adjusted OI:

	Nine Months Ended January 31,
	2023	2022
US GAAP Operating (Loss) Income	$(26,582)	$160,845
Adjustments:
Restructuring and related charges (credits)	45,204	(1,161)
Impairment of goodwill	99,800	—
Legal settlement	3,671	—
Accelerated amortization of an intangible asset (1)	4,594	—
Non-GAAP Adjusted OI	$126,687	$159,684

(1)
As described above, we determined that a revision of the useful life of the mthree trademark was warranted and the intangible asset was fully amortized over its remaining useful life resulting in accelerated amortization expense of $4.6 million in the three months ended July 31, 2022.

Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net (Loss) Income to Non-GAAP EBITDA and Adjusted EBITDA:

	Nine Months Ended January 31,
	2023	2022
Net (Loss) Income	$(51,111)	$105,163
Interest expense	27,185	14,739
(Benefit) provision for income taxes	(1,397)	52,673
Depreciation and amortization	163,142	162,484
Non-GAAP EBITDA	137,819	335,059
Impairment of goodwill	99,800	—
Legal settlement	3,671	—
Restructuring and related charges (credits)	45,204	(1,161)
Foreign exchange transaction (gains) losses	(283)	1,488
Gain on sale of certain assets	—	(3,694)
Other income, net	(976)	(9,524)
Non-GAAP Adjusted EBITDA	$285,235	$322,168
Interest Expense:

Interest expense was $27.2 million for the nine months ended January 31, 2023, compared with the prior year of $14.7 million. This increase was primarily due to a higher weighted average effective interest rate.
Foreign Exchange Transaction Gains (Losses):

Foreign exchange transaction gains of $0.3 million for the nine months ended January 31, 2023 were primarily due to gains on our foreign currency denominated third party accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.

INDEX
Foreign exchange transaction losses of $1.5 million for the nine months ended January 31, 2022 were primarily due to losses on our foreign currency denominated third-party accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.
Gain on Sale of Certain Assets:
The gain on the sale of certain assets is due to the sale of our world languages product portfolio which was included in our Academic segment and resulted in a pretax gain of approximately $3.7 million during the nine months ended January 31, 2022.
Other Income, net
Other income, net was $1.0 million for the nine months ended January 31, 2023, a decrease of $8.5 million as compared with the prior year. This decrease was primarily due to lower pension income for our defined benefit plans in the nine months ended January 31, 2023.

(Benefit) Provision for Income Taxes:
Below is a reconciliation of our US GAAP (Loss) Income Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Nine Months Ended January 31,
	2023	2022
US GAAP (Loss) Income Before Taxes	$(52,508)	$157,836
Pretax Impact of Adjustments:
Impairment of goodwill	99,800	—
Legal settlement	3,671	—
Restructuring and related charges (credits)	45,204	(1,161)
Foreign exchange losses on intercompany transactions	906	494
Amortization of acquired intangible assets	68,611	67,081
Gain on sale of certain assets	—	(3,694)
Non-GAAP Adjusted Income Before Taxes	$165,684	$220,556

INDEX
Below is a reconciliation of our US GAAP Income Tax (Benefit) Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Nine Months Ended January 31,
	2023	2022
US GAAP Income Tax (Benefit) Provision	$(1,397)	$52,673
Income Tax Impact of Adjustments (1):
Impairment of goodwill	4,857	—
Legal settlement	716	—
Restructuring and related charges (credits)	11,159	(118)
Foreign exchange losses on intercompany transactions	274	258
Amortization of acquired intangible assets	14,811	15,097
Gain on sale of certain assets	—	(922)
Income Tax Adjustments:
Impact of increase in UK statutory rate on deferred tax balances (2)	—	(20,726)
Non-GAAP Adjusted Income Tax Provision	$30,420	$46,262

US GAAP Effective Tax Rate	2.7%	33.4%
Non-GAAP Adjusted Effective Tax Rate	18.4%	21.0%

(1)	For the nine months ended January 31, 2023, the tax impact was $5.5 million from current taxes and $26.3 million from deferred taxes. For the nine months ended January 31, 2022, substantially all of the tax impact was from deferred taxes.
(2)	These adjustments impacted deferred taxes in the nine months ended January 31, 2022.

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The US GAAP effective tax rate for the nine months ended January 31, 2023 was 2.7% compared to 33.4% for the nine months ended January 31, 2022. The US GAAP effective tax rate for the nine months ended January 31, 2023 was less than the US GAAP effective tax rate for the nine months ended January 31, 2022 after taking into account certain discrete items realized related to the filing of the consolidated US federal income tax return for the year ended April 30, 2022, the tax impact on the impairment of goodwill, as well as the geographic mix of earnings, the impact of US state taxes, and a discrete item relating to restricted stock compensation.

Excluding the tax impact of the impairment of goodwill, restructuring and other adjustments noted in the table above, the Non-GAAP adjusted effective tax rate was 18.4% for the nine months ended January 31, 2023, compared to 21.0% for the nine months ended January 31, 2022. The reduction in the Non-GAAP adjusted effective tax rate for the nine months ended January 31, 2023 compared with the prior year was primarily due to the same factors described above.

Diluted (Loss) Earnings per Share (EPS):

EPS for the nine months ended January 31, 2023 was a loss of $(0.92) per share compared with earnings of $1.86 per share for the nine months ended January 31, 2022. This decrease was due to an operating loss in the nine months ended January 31, 2023 and, to a lesser extent, higher interest expense, lower pension income, and the gain on sale of certain assets in the prior year, partially offset by an income tax benefit in the nine months ended January 31, 2023.
Below is a reconciliation of our US GAAP (Loss) Earnings Per Share to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below, are presented in the section above, “(Benefit) Provision for Income Taxes”.

INDEX

	Nine Months Ended January 31,
	2023	2022
US GAAP (Loss) Earnings Per Share	$(0.92)	$1.86
Adjustments:
Impairment of goodwill	1.69	—
Legal settlement	0.05	—
Restructuring and related charges (credits)	0.60	(0.02)
Foreign exchange losses on intercompany transactions	0.01	—
Amortization of acquired intangible assets	0.96	0.93
Gain on sale of certain assets	—	(0.05)
Income tax adjustments	—	0.37
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (1)	0.01	—
Non-GAAP Adjusted EPS	$2.40	$3.09

(1)	Represents the impact of using diluted weighted-average number of common shares outstanding (56.3 million shares for the nine months ended January 31, 2023) included in the Non-GAAP Adjusted EPS calculation in order to apply the dilutive impact on adjusted net income due to the effect of unvested restricted stock units and other stock awards. This impact occurs when a US GAAP net loss is reported and the effect of using dilutive shares is antidilutive.

On a constant currency basis, Adjusted EPS decreased 23% primarily due to a lower Adjusted OI and, to a lesser extent, an increase in interest expense, and lower pension income, partially offset by lower income tax expense.

INDEX
SEGMENT OPERATING RESULTS

	Nine Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
RESEARCH:	2023	2022
Revenue:
Research Publishing (1)	$685,884	$706,690	(3)%	1%
Research Solutions (1)	113,988	106,561	7%	11%
Total Research Revenue	799,872	813,251	(2)%	2%

Cost of Sales	213,108	218,369	2%	(1)%
Operating Expenses	351,016	341,084	(3)%	(8)%
Amortization of Intangible Assets	35,009	35,556	2%	(3)%
Restructuring Charges (see Note 9)	1,577	238	#	#

Contribution to Profit	199,162	218,004	(9)%	(8)%
Restructuring Charges (see Note 9)	1,577	238	#	#
Adjusted Contribution to Profit	200,739	218,242	(8)%	(7)%
Depreciation and amortization	70,308	71,140	1%	(2)%
Adjusted EBITDA	$271,047	$289,382	(6)%	(5)%
Adjusted EBITDA Margin	33.9%	35.6%
# Not meaningful

(1)
As previously announced in May 2022, our revenue by product type previously referred to as Research Platforms was changed to Research Solutions. Research Solutions includes infrastructure and publishing services that help societies and corporations thrive in a complex knowledge ecosystem. In addition to Platforms (Atypon), certain product offerings such as corporate sales which included the recent acquisitions of Madgex Holdings Limited (Madgex), and Bio-Rad Laboratories Inc.’s Informatics products (Informatics) that were previously included in Research Publishing moved to Research Solutions to align with our strategic focus. Research Solutions also includes product offerings related to certain recent acquisitions such as J&J, and EJP. Prior period results have been revised to the new presentation. There were no changes to the total Research segment or our consolidated financial results. The revenue reclassified was $68.4 million for the nine months ended January 31, 2022, $93.3 million for the year ended April 30, 2022, and $80.3 million for the year ended April 30, 2021.

Revenue:

Research revenue for the nine months ended January 31, 2023 decreased $13.4 million, or 2%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 2% as compared with the prior year. Excluding revenue from acquisitions, organic revenue increased 1% on a constant currency basis. This increase was primarily due to an increase in open access publishing, partially offset by subscriptions. As described above in the three months ended January 31, 2023, open access was impacted by the publishing pause in a Hindawi special issues program. Open access article output growth was approximately 11% for the nine months ended January 31, 2023, as compared with the prior year.

INDEX
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 5% as compared with the prior year. This decrease was primarily due to investments to optimize and scale publishing and solutions and, to a lesser extent, higher employment costs, and travel and entertainment costs due to the resumption of in-person activities, which more than offset the increase in revenue.

	Nine Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
ACADEMIC:	2023	2022
Revenue:
Academic Publishing	$354,728	$400,740	(11)%	(9)%
University Services	152,892	169,002	(10)%	(9)%
Total Academic Revenue	507,620	569,742	(11)%	(9)%

Cost of Sales	215,344	230,985	7%	5%
Operating Expenses	243,084	250,798	3%	—%
Impairment of Goodwill (see Note 12)	99,800	—	#	#
Amortization of Intangible Assets	17,700	19,131	7%	7%
Restructuring Charges (Credits) (see Note 9)	10,091	(347)	#	#

Contribution to Profit	(78,399)	69,175	#	#
Restructuring Charges (Credits) (see Note 9)	10,091	(347)	#	#
Impairment of Goodwill (see Note 12)	99,800	—	#	#
Adjusted Contribution to Profit	31,492	68,828	(54)%	(52)%
Depreciation and amortization	61,547	61,622	—%	(1)%
Adjusted EBITDA	$93,039	$130,450	(29)%	(27)%
Adjusted EBITDA Margin	18.3%	22.9%
# Not meaningful
Revenue:

Academic revenue decreased $62.1 million, or 11%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 9% as compared with the prior year. Excluding revenue from acquisitions, organic revenue decreased 10% on a constant currency basis. This decrease was primarily due a decrease in Academic Publishing due to a decline in print and digital, partially offset by an increase in courseware. University Services revenue decreased primarily due to continued online enrollment challenges and lower fee for service revenue.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 27% as compared with the prior year. This decrease was primarily due to lower revenues and, to a lesser extent, inflationary impacts on inventory, higher technology and distribution costs, partially offset by expense savings, and lower annual incentive compensation.

INDEX

	Nine Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
TALENT:	2023	2022
Total Talent Revenue	$186,281	$154,282	21%	28%

Cost of Sales	89,932	64,300	(40)%	(51)%
Operating Expenses	63,502	64,371	1%	(5)%
Amortization of Intangible Assets	12,559	8,996	(40)%	(43)%
Restructuring Charges (see Note 9)	2,400	245	#	#

Contribution to Profit	17,888	16,370	9%	13%
Restructuring Charges (see Note 9)	2,400	245	#	#
Accelerated amortization of an intangible asset (1)	4,594	—	#	#
Adjusted Contribution to Profit	24,882	16,615	50%	53%
Depreciation and amortization	14,688	17,304	15%	9%
Adjusted EBITDA	$39,570	$33,919	17%	21%
Adjusted EBITDA Margin	21.2%	22.0%
# Not meaningful

(1)	On January 1, 2020, Wiley acquired mthree, a talent placement provider that addresses the IT skills gap by finding, training, and placing job-ready technology talent in roles with leading corporations worldwide. Its results of operations are included in our Talent segment. In late May 2022, Wiley renamed the mthree talent development solution to Wiley Edge and discontinued use of the mthree trademark during the three months ended July 31, 2022. As a result of these actions, we determined that a revision of the useful life was warranted, and the intangible asset was fully amortized over its remaining useful life resulting in accelerated amortization expense of $4.6 million in the three months ended July 31, 2022.
Revenue:

Talent revenue increased $32.0 million, or 21%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 28% as compared with the prior year. This was primarily due to double-digit growth in placements and, to a lesser extent, an increase in corporate training. For the nine months ended January 31, 2023, we delivered approximately 38% growth in talent placements in talent development (Wiley Edge).
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 21% as compared with the prior year. This was primarily due to revenue, partially offset by increased inflationary impacts on placements and, to drive scale in talent development (Wiley Edge)
CORPORATE EXPENSES:

Corporate expenses for the nine months ended January 31, 2023 increased $22.5 million, or 16%, as compared with the prior year. On a constant currency basis and excluding restructuring (credits) charges and a legal settlement, these expenses decreased 5% as compared with the prior year. This was primarily due to lower employee related costs, including lower annual incentive compensation for fiscal year 2023.

INDEX
FISCAL YEAR 2023 OUTLOOK:

Wiley is reducing its financial outlook at constant currency:
•Revenue: downward revision by an additional $45 million to $60 million primarily due to increased Academic market headwinds and the publishing pause in Hindawi special issues which is projected to impact revenue up to $30 million and Adjusted EBITDA up to $25 million.
•Adjusted EBITDA: downward revision by $30 million to $40 million due to lower projected revenue.
•Adjusted EPS: downward revision by 40 cents to 50 cents due to lower projected Adjusted EBITDA and higher interest expense.
•Free Cash Flow: downward revision primarily due to lower projected cash earnings and higher restructuring payments, mainly related to the closing of Wiley's Russia tech development center. Our capital expenditure range remains at $110 million to $120 million.
Amounts in millions, except Adjusted EPS

Metric	Fiscal Year 2022 Actual (1)	Fiscal Year 2023 Outlook Constant currency Previous (1)	Fiscal Year 2023 Outlook Constant currency Current (1)	Foreign Currency Impact (2)	Fiscal Year 2023 Outlook Year to date average rates Current (3)
Revenue	$2,083	$2,110 - $2,150	$2,065 - $2,090	$(60)	$2,005 - $2,030
Adjusted EBITDA	$433	$425 - $450	$395 - $410	Immaterial	$395 - $410
Adjusted EPS	$4.16	$3.70 - $4.05	$3.30 - $3.55	Immaterial	$3.30 - $3.55
Free Cash Flow	$223	$210 - $235	$160 - $185	Immaterial	$160 - $185

(1)	Based on fiscal year 2022 average rates of 1.15 euro and 1.36 British pound.
(2)	Variance between fiscal year 2022 average rates and year to date fiscal year 2023 average rates.
(3)	Fiscal year 2023 outlook at average year to date rates of 1.04 euro and 1.20 British pound.
In August 2022, the White House Office of Science and Technology Policy (OSTP) issued guidance for US federal agencies to make federally funded research freely available starting no later than December 31, 2025, without an embargo. For reference, approximately 11% of Wiley’s published articles today are funded by US federal departments impacted by this guidance, and a third of those articles are already open access. Wiley has been working for several years with the OSTP and other stakeholders around the world to support the orderly transition to open research. This new guidance is aligned with Wiley’s stated strategy and mission, and is supported by the growth the Company is seeing in open research publishing. Wiley supports multiple publishing models to execute against the industry’s shared objective of unlocking access to scientific research and improving the efficiency of peer review and publication. Those models include journal subscriptions (“pay to read”), transformational agreements (“pay to read and publish”) and open access (“pay to publish”). In the past three years, our open access revenues, including from transformational agreements, have increased from less than 6% of total Research Publishing revenues to approximately 32% today. Based on our assessment of the guidance, we do not believe it will have a material financial impact on our Company.

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

As of January 31, 2023, we had cash and cash equivalents of $126.4 million, of which approximately $119.8 million, or 95%, was located outside the US. Maintenance of these cash and cash equivalent balances outside the US does not have a material impact on the liquidity or capital resources of our operations. Nonetheless, we intend to repatriate earnings from our non-US subsidiaries, and as we repatriate these funds to the US, we will be required to pay income taxes in various US state and local jurisdictions, and applicable withholding or similar taxes in the periods in which such repatriation occurs. Accordingly, as of January 31, 2023, we have an approximately $2.7 million liability related to the estimated taxes that would be incurred upon repatriating certain non-US earnings.

On November 30, 2022, we entered into the second amendment to the Third Amended and Restated Credit Agreement (collectively, the Amended and Restated CA). The Amended and Restated CA as of November 30, 2022 provided for senior unsecured credit facilities comprised of a (i) five-year revolving credit facility in an aggregate principal amount up to $1.115 billion, (ii) a five-year term loan A facility consisting of $200 million, and (iii) $185 million aggregate principal amount revolving credit facility through May 2024. See Note 15, “Debt and Available Credit Facilities” for further details on the Amended and Restated CA.

As of January 31, 2023, we had approximately $945.6 million of debt outstanding, net of unamortized issuance costs of $0.8 million, and approximately $553.4 million of unused borrowing capacity under our Amended and Restated CA and other facilities. The Amended and Restated CA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of January 31, 2023.
Analysis of Historical Cash Flows
The following table shows the changes in our Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2023 and 2022.

	Nine Months Ended January 31,
	2023	2022
Net cash provided by operating activities	$53,718	$158,484
Net cash used in investing activities	(80,072)	(152,051)
Net cash provided by financing activities	55,284	13,099
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	$(2,670)	$(3,875)
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

INDEX
Free Cash Flow less Product Development Spending:

	Nine Months Ended January 31,
	2023	2022
Net cash provided by operating activities	$53,718	$158,484
Less: Additions to technology, property and equipment	(57,616)	(60,668)
Less: Product development spending	(17,763)	(20,388)
Free cash flow less product development spending	$(21,661)	$77,428
Net Cash Provided by Operating Activities
The following is a summary of the $104.8 million change in Net cash provided by operating activities for the nine months ended January 31, 2023 compared with the nine months ended January 31, 2022 (amounts in millions).

Net cash provided by operating activities – Nine months ended January 31, 2022	$158.5
Net (loss) income adjusted for items to reconcile net (loss) income to net cash provided by operating activities, which would include such noncash items as, depreciation and amortization, and the change in deferred taxes	(53.5)
Working capital changes:
Accounts receivable, net and contract liabilities	19.4
Accounts payable and accrued royalties	(27.9)
Changes in other assets and liabilities	(42.8)
Net cash provided by operating activities – Nine months ended January 31, 2023	$53.7

The favorable change in accounts receivable, net and contract liabilities was primarily due to the timing of collections with customers.

The unfavorable change in accounts payable and accrued royalties was primarily due to the timing of payments.

The unfavorable changes in other assets and liabilities noted in the table above was primarily due to higher restructuring payments in fiscal year 2023, lower employee related costs due to lower annual incentive compensation for fiscal year 2023, and the timing of prepayments and other receivables.

Wiley expects working capital timing to largely resolve in the fourth quarter of fiscal year 2023.

Our negative working capital (current assets less current liabilities) was $229.8 million and $418.6 million as of January 31, 2023 and April 30, 2022, respectively. This $188.8 million change in negative working capital was primarily due to the seasonality of our business. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions for which cash has been collected in advance. The contract liabilities will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of January 31, 2023 and as of April 30, 2022 includes $369.3 million and $538.1 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Cash collected in advance for subscriptions is used by us for a number of purposes, including funding operations, capital expenditures, acquisitions, debt repayments, dividend payments, and share repurchases.
Net Cash Used In Investing Activities

Net cash used in investing activities for the nine months ended January 31, 2023 was $80.1 million compared to $152.1 million in the prior year. The decrease in cash used in investing activities was primarily due to a decrease of $64.8 million in cash used to acquire businesses.

INDEX
Net Cash Provided By Financing Activities

Net cash provided by financing activities was $55.3 million for the nine months ended January 31, 2023 compared to $13.1 million for the nine months ended January 31, 2022. This increase in cash provided by financing activities was primarily due to an increase in net borrowings of long-term debt of $57.0 million, partially offset by a change in book overdrafts of $11.0 million.

In the nine months ended January 31, 2023, we increased our quarterly dividend to shareholders to $1.39 per share annualized versus $1.38 per share annualized in the prior year.
The following table summarizes the shares repurchased of Class A and Class B Common Stock for the nine months ended January 31, 2023 and 2022 (shares in thousands):

	Nine Months Ended January 31,
	2022	2021
Shares repurchased – Class A	539	446
Shares repurchased – Class B	1	2
Average price – Class A and Class B	$44.47	$55.48

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

On an annual basis, a hypothetical one percent change in interest rates for the $495.6 million of unhedged variable rate debt as of January 31, 2023 would affect net income and cash flow by approximately $4.0 million.
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
Our significant investments in non-US businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated other comprehensive loss, net of tax within Shareholders’ Equity under the caption Foreign currency translation adjustment. During the three months ended January 31, 2023, we recorded foreign currency translation gains in Accumulated other comprehensive loss, net of tax of approximately $50.3 million, primarily as a result of the fluctuations of the US dollar relative to the British pound sterling and, to a lesser extent, the euro. During the nine months ended January 31, 2023, we recorded foreign currency translation (losses) in Accumulated other comprehensive loss, net of tax of approximately $(5.6) million, primarily as a result of the fluctuations of the US dollar relative to the British pound sterling, partially offset by fluctuations of the US dollar relative to the euro. During the three and nine months ended January 31, 2022, we recorded foreign currency translation losses in Accumulated other comprehensive loss, net of tax of approximately $(15.9) million and $(31.3) million, respectively, primarily as a result of the fluctuations of the US dollar relative to the euro and the British pound sterling.
Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses on the Unaudited Condensed Consolidated Statements of Net (Loss) Income as incurred. Under certain circumstances, we may enter into derivative financial instruments in the form of foreign currency forward contracts to hedge against specific transactions, including intercompany purchases and loans.

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

INDEX
The reserves are reflected in the following accounts of our Unaudited Condensed Consolidated Statements of Financial Position:

	January 31, 2023	April 30, 2022
Increase in Inventories, net	$7,378	$7,820
Decrease in Accrued royalties	$(3,678)	$(3,893)
Increase in Contract liabilities	$27,974	$31,135
Print book sales return reserve net liability balance	$(16,918)	$(19,422)
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

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. No single book customer accounts for more than 7% of total consolidated revenue and more than 14% of accounts receivable at January 31, 2023. The top 10 book customers account for approximately 11% of total consolidated revenue and approximately 24% of accounts receivable at January 31, 2023.
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

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no significant developments related to legal proceedings during the three months ended January 31, 2023. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 Note 16, “Commitment and Contingencies”.
ITEM 1A. RISK FACTORS
See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended January 31, 2023, we made the following purchases of Class A and Class B Common Stock under our publicly announced stock repurchase programs:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program	Maximum Dollar Value of Shares that May be Purchased Under Additional Plans or Programs (Dollars in millions)
November 2022	—	$—	—	—	$180.0
December 2022	93,909	40.08	93,909	—	176.2
January 2023	64,077	42.71	64,077	—	173.5
Total	157,986	$41.14	157,986	—	$173.5

INDEX
ITEM 6. EXHIBITS

Material Contracts

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

Dated: March 10, 2023