Form 10-K
period 2023-04-30
JOHN WILEY & SONS, INC.
filed 2023-06-26
CIK 107140

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: April 30, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, October 31, 2022, was approximately $1,821 million. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant’s Class A and Class B Common Stock as of May 31, 2023 was 46,255,091 and 9,026,142 respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on September 28, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Index
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2023

Index
Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. The Securities and Exchange Commission (SEC) encourages companies to disclose forward-looking information so that investors can better understand a company’s prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding our fiscal year 2024 outlook, anticipated restructuring charges and savings, operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those described in any forward-looking statements. Any such forward-looking statements are based upon many assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond our control, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment by Wiley in new technologies and products; (ii) subscriber renewal rates for our journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the seasonal nature of our educational business and the impact of the used book market; (vii) worldwide economic and political conditions; (viii) our ability to protect our copyrights and other intellectual property worldwide; (ix) our ability to successfully integrate acquired operations and realize expected opportunities; (x) the ability to realize operating savings over time and in fiscal year 2024 in connection with our multiyear Business Optimization Program and our Fiscal Year 2023 Restructuring Program; and (xi) other factors detailed from time to time in our filings with the SEC. We undertake no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

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
•Adjusted Revenue;
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
For example:
•Adjusted EPS, Adjusted Revenue, Adjusted Contribution to Profit, Adjusted Operating Income, Adjusted Income Before Taxes, Adjusted Income Tax Provision, Adjusted Effective Tax Rate, Adjusted EBITDA, and organic revenue (excluding acquisitions) provide a more comparable basis to analyze operating results and earnings and are measures commonly used by shareholders to measure our performance.
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

In addition, we have historically provided these or similar non-GAAP performance measures and understand that some investors and financial analysts find this information helpful in analyzing our operating margins and net income, and in comparing our financial performance to that of our peer companies and competitors. Based on interactions with investors, we also believe that our non-GAAP performance measures are regarded as useful to our investors as supplemental to our US GAAP financial results, and that there is no confusion regarding the adjustments or our operating performance to our investors due to the comprehensive nature of our disclosures. We have not provided our fiscal year 2024 outlook for the most directly comparable US GAAP financial measures, as they are not available without unreasonable effort due to the high variability, complexity, and low visibility with respect to certain items, including restructuring charges and credits, gains and losses on foreign currency, and other gains and losses. These items are uncertain, depend on various factors, and could be material to our consolidated results computed in accordance with US GAAP.

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
Wiley is a global leader in scientific research and career-connected education, unlocking human potential by enabling discovery, powering education, and shaping workforces. For over 200 years, Wiley has fueled the world’s knowledge ecosystem. Today, our high-impact content, platforms, and services help researchers, learners, institutions, and corporations achieve their goals in an ever-changing world. Wiley is a predominantly digital company with approximately 85% of revenue generated by digital products and tech-enabled services. For the year ended April 30, 2023, approximately 57% of our revenue is recurring which includes revenue that is contractually obligated or set to recur with a high degree of certainty.
We have reorganized our Education lines of business into two new customer-centric segments. The Academic segment addresses the university customer group and includes Academic Publishing and University Services. The Talent segment addresses the corporate customer group and is focused on delivering training, sourcing, and upskilling solutions. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results. Our new segment reporting structure consists of three reportable segments, as well as a Corporate expense category (no change), which includes certain costs that are not allocated to the reportable segments:
•Research includes Research Publishing and Research Solutions, and no changes were made as a result of this realignment;
•Academic includes the Academic Publishing and University Services lines. Academic Publishing is the combination of the former Education Publishing line and professional publishing offerings;
•Talent is the combination of the former Talent Development line, and our assessments (corporate training) and corporate learning offerings.
Through the Research segment, we provide peer-reviewed scientific, technical, and medical (STM) publishing, content platforms, and related services to academic, corporate, and government customers, academic societies, and individual researchers. The Academic segment provides scientific, professional, and education print and digital books, digital courseware, and test preparation services, as well as engages in the comprehensive management of online degree programs for universities. The Talent segment services include sourcing, training, and preparing aspiring students and professionals to meet the skill needs of today’s technology careers and placing them with large companies and government agencies. It also includes assessments (corporate training) and corporate learning offerings. Our operations are primarily located in the United States (US), United Kingdom (UK), India, Sri Lanka, and Germany. In the year ended April 30, 2023, approximately 45% of our consolidated revenue was from outside the US.
Wiley’s business strategies are tightly aligned with long term growth trends, including open research, career-connected education, and workforce optimization. Research strategies include driving publishing output to meet the global demand for peer-reviewed research and expanding platform and service offerings for corporations and societies. Education strategies include expanding online degree programs and driving online enrollment for university partners, scaling digital content and courseware, and expanding IT talent placement and reskilling programs for corporate partners.

Index
Business Segments
We report financial information for the following reportable segments, as well as a Corporate expense category, which includes certain costs that are not allocated to the reportable segments:
•Research
•Academic
•Talent
Research:
Research’s mission is to support researchers, professionals and learners in the discovery and use of research knowledge to help them achieve their goals. Research provides scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Journal publishing categories include the physical sciences and engineering, health sciences, social sciences and humanities, and life sciences. Research also includes Atypon Systems, Inc. (Atypon), a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content on the web through the Literatum™ platform. Research customers include academic, corporate, government, and public libraries, funders of research, researchers, scientists, clinicians, engineers and technologists, scholarly and professional societies, and students and professors. Research products are sold and distributed globally through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, and other customers. Publishing centers include Australia, China, Germany, India, the UK, and the US. Research revenue accounted for approximately 54% of our consolidated revenue in the year ended April 30, 2023, with a 34.9% Adjusted EBITDA margin. See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the section "Segment Operating Results" of this Annual Report on Form 10-K for further details. Approximately 95% of Research revenue is generated by digital and online products, and services.
Research revenue by product type includes Research Publishing and Research Solutions. The graphs below present revenue by product type for the years ended April 30, 2023 and 2022:
2023
2022
Key growth strategies for the Research segment include evolving and developing new licensing models for our institutional customers (“pay to read and publish”), developing new open access journals and revenue streams (“pay to publish”), focusing resources on high-growth and emerging markets, and developing new digital products, services, and workflow solutions to meet the needs of researchers, authors, societies, and corporate customers.
Research Publishing
Research Publishing generates the majority of its revenue from contracts with its customers in the following revenue streams:
•Journal Subscriptions (“pay to read”), Open Access (“pay to publish”), and Transformational Models (“pay to read and publish”); and
•Licensing, Backfiles, and Other.

Index
Journal Subscriptions, Open Access, and Transformational Models
As of April 30, 2023, we publish over 1,900 academic research journals. We sell journal subscriptions directly to thousands of research institutions worldwide through our sales representatives, indirectly through independent subscription agents, through promotional campaigns, and through memberships in professional societies for those journals that are sponsored by societies. Journal subscriptions are primarily licensed through contracts for digital content available online through our Wiley Online Library platform. Contracts are negotiated by us directly with customers or their subscription agents. Subscription periods typically cover calendar years. Subscription revenue is generally collected in advance. Approximately 53% of Journal Subscription revenue is derived from publishing rights owned by Wiley. Long-term publishing alliances also play a major role in Research Publishing’s success. Approximately 47% of Journal Subscriptions revenue is derived from publication rights that are owned by professional societies and other publishing partners such as charitable organizations or research institutions, and are published by us pursuant to long-term contracts or owned jointly with such entities. These alliances bring mutual benefit: The partners gain Wiley’s publishing, marketing, sales, and distribution expertise, while Wiley benefits from being affiliated with prestigious organizations and their members. Societies that sponsor or own such journals generally receive a royalty and/or other financial consideration. We may procure editorial services from such societies on a prenegotiated fee basis. We also enter into agreements with outside independent editors of journals that define their editorial duties and the fees and expenses for their services. Contributors of articles to our journal portfolio transfer publication rights to us or a professional society, as applicable. We publish the journals of many prestigious societies, including the American Cancer Society, the American Heart Association, the American Anthropological Association, the American Geophysical Union, and the German Chemical Society.
Wiley Online Library, which is delivered through our Literatum platform, provides the user with intuitive navigation, enhanced discoverability, expanded functionality, and a range of personalization options. Access to abstracts is free and full content is accessible through licensing agreements or as individual article purchases. Large portions of the content are provided free or at nominal cost to developing nations through partnerships with certain nonprofit organizations. Our online publishing platforms provide revenue growth opportunities through new applications and business models, online advertising, deeper market penetration, and individual sales and pay-per-view options.

Wiley’s performance in the 2021 release of Clarivate Analytics’ Journal Citation Reports (JCR) remains strong, maintaining its top 3 position in terms of citations received and sits in 4th place for journals indexed and articles published. Wiley has 7% of titles, 8% of articles, and 11% of citations.
A total of 1,540 Wiley journals were included in the reports. Wiley journals ranked #1 in 19 categories across 17 of its titles and achieved 270 top-10 category rankings.
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

Index
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
Licensing, Backfiles, and Other
Licensing, Backfiles, and Other includes backfile sales, the licensing of publishing rights, and individual article sales. A backfile license provides access to a historical collection of Wiley journals, generally for a one-time fee. We also engage with international publishers and receive licensing revenue from reproductions, translations, and other digital uses of our content. Through the Article Select and PayPerView programs, we provide fee-based access to non-subscribed journal articles, content, book chapters, and major reference work articles. The Research Publishing business is also a provider of content and services in evidence-based medicine (EBM). Through our alliance with The Cochrane Collaboration, we publish The Cochrane Library, a premier source of high-quality independent evidence to inform healthcare decision-making. EBM facilitates the effective management of patients through clinical expertise informed by best practice evidence that is derived from medical literature.
Research Solutions
Research Solutions is principally comprised of our Atypon platforms business and our corporate and society services offerings, including advertising, career-centers, knowledge hubs, databases, consulting, and reprints.
Atypon Platforms and Services
Literatum, our online publishing platform for societies and other research publishers, delivers integrated access to more than 10 million articles from approximately 2,100 publishers and societies, as well as over 27,000 online books and hundreds of multivolume reference works, laboratory protocols and databases.
Corporate and Society Service Offerings
Corporate and society service offerings include advertising, spectroscopy software and spectral databases, and job board software and career center services, which includes the products and services from our acquisition of Madgex Holdings Limited (Madgex) and Bio-Rad Laboratories Inc.’s Informatics products (Informatics). In addition, it also includes product and service offerings related to recent acquisitions such as J&J Editorial Services, LLC. (J&J) on October 1, 2021, and the eJournalPress business (EJP) on November 30, 2021. J&J is a publishing services company providing expert offerings in editorial operations, production, copyediting, system support and consulting. EJP is a technology platform company with an established journal submission and peer-review management system.
We generate advertising revenue from print and online journal subscription and controlled circulation products, our online publishing platform, Literatum, online events such as webinars and virtual conferences, community interest websites such as analyticalscience.wiley.com, and other websites. Journal and article reprints are primarily used by pharmaceutical companies and other industries for marketing and promotional purposes.
Academic:
Our Academic segment includes Academic Publishing and University Services, whose products and services include scientific, professional, and education print and digital books, and digital courseware to support libraries, corporations, students, professionals, and researchers, as well as online program management or OPM services for higher education institutions. Communities served include business, finance, accounting, management, leadership, computer science, data science, technology, behavioral health, engineering and architecture, mathematics, science and medicine, and education. Products are developed for worldwide distribution through multiple channels, including brick-and-mortar and online retailers, libraries, colleges and universities, corporations, direct-to-consumer, distributor networks, and through other channels. Publishing centers include Australia, Germany, India, the UK, and the US. Academic accounted for approximately 34% of our consolidated revenue in the year ended April 30, 2023, with a 21.4% Adjusted EBITDA margin. See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the section "Segment Operating Results" of this Annual Report on Form 10-K for further details. Approximately 65% of Academic revenue is from digital and online products and services.

Index
Academic revenue by product type includes Academic Publishing and University Services. The graphs below present revenue by product type for the years ended April 30, 2023 and 2022:
2023
2022
Key strategies for the Academic business include developing high-impact, career-aligned courseware, products, brands, franchises, and solutions to meet the evolving needs of global learners and university partners while expanding global discoverability and distribution. We continue to implement strategies to efficiently and effectively manage print revenue declines while driving growth in our digital lines of business.
Book sales for Academic Publishing are generally made on a returnable basis with certain restrictions. We provide for estimated future returns on sales made during the year based on historical return experience and current market trends.
Materials for book publications are obtained from authors throughout most of the world, utilizing the efforts of a best-in-class internal editorial staff, external editorial support, and advisory boards. Most materials originate by the authors themselves or as the result of suggestions or solicitations by editors. We enter into agreements with authors that state the terms and conditions under which the materials will be published, the name in which the copyright will be registered, the basis for any royalties, and other matters. Author compensation models include royalties, which vary depending on the nature of the product and work-for-hire. We may make advance royalty payments against future royalties to authors of certain publications. Royalty advances are reviewed for recoverability and a reserve for loss is maintained, if appropriate.
We continue to add new titles, revise existing titles, and discontinue the sale of others in the normal course of our business. We also create adaptations of original content for specific markets based on customer demand. Our general practice is to revise our textbooks every 3-5 years, as warranted, and to revise other titles as appropriate. Subscription-based products are updated on a more frequent basis.
We generally contract independent printers and binderies globally for their services, using a variety of suppliers and materials to support our range of needs.
We have an agreement to outsource our US-based book distribution operations to Cengage Learning, with the continued aim of improving efficiency in our distribution activities and moving to a more variable cost model. As of April 30, 2023, we had one global warehousing and distribution facility remaining, which is in the UK.
Academic Publishing
Academic Publishing generates the majority of its revenue from contracts with its customers in the following revenue streams:
•Print and Digital Publishing
•Digital Courseware
•Test Preparation and Certification
•Licensing and Other

Index
Print and Digital Publishing
Education textbooks, related supplementary material, and digital products are sold primarily to bookstores and online retailers serving both for-profit and nonprofit educational institutions (primarily colleges and universities), and direct-to-students. We employ sales representatives who call on faculty responsible for selecting books to be used in courses and on the bookstores that serve such institutions and their students. The textbook business is seasonal, with the majority of textbook sales occurring during the July-through-October and December-through-February periods. There are various channels to drive affordability for print and digital materials within the higher education market, including used, rental, and inclusive access.
STM books (Reference) are sold and distributed globally in digital and print formats through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, bookstores, online booksellers, and other customers.
Professional books, which include business and finance, technology, professional development for educators, and other professional categories, as well as the For Dummies® brand, are sold to brick-and-mortar and online retailers, wholesalers who supply such bookstores, college bookstores, individual practitioners, corporations, and government agencies. We employ sales representatives who call upon independent bookstores, national and regional chain bookstores, wholesalers, and corporations globally. Sales of professional books also result from direct marketing outreach, conferences, and other industry-relevant outreach.
We also promote active and growing custom professional and education publishing programs. Professional organizations use our custom professional publications for marketing outreach. This outreach includes customized digital and print books written for a specific customer and includes custom cover art, such as imprints, messages, and slogans. More specific are customized For Dummies® publications, which leverage the power of this well-known brand to meet the specific information needs of a wide range of organizations around the world.
We develop content in a digital format that can be used for both digital and print products, resulting in productivity and efficiency savings and enabling print-on-demand delivery. Book content is available online through Wiley Online Library (delivered through our Literatum platform), WileyPLUS, zyBooks®, alta™, and other proprietary platforms. Digital books are delivered to intermediaries, including Amazon, Apple, and Google, for sale to individuals in various industry-standard formats. These are now the preferred deliverable for licensees of all types, including foreign language publishers. Digital books are also licensed to libraries through aggregators. Specialized formats for digital textbooks go to distributors servicing the academic market, and digital book collections are sold by subscription through independent third-party aggregators servicing distinct communities. Custom deliverables are provided to corporations, institutions, and associations to educate their employees, generate leads for their products, and extend their brands. Digital content is also used to create online articles, mobile apps, newsletters, and promotional collateral. Continually reusing content improves margins, speeds delivery, and helps satisfy a wide range of evolving customer needs. Our online presence not only enables us to deliver content online, but also to sell more books. The growth of online booksellers benefits us because they provide unlimited virtual “shelf space” for our entire backlist. Publishing alliances and franchise products are important to our strategy. Education and STM publishing alliance partners include IEEE, American Institute of Chemical Engineers, and many others. The ability to join Wiley’s product development, sales, marketing, distribution, and technology with a partner’s content, technology, and/or brand name has contributed to our success.
Digital Courseware
We offer high-quality online learning solutions, including WileyPLUS, a research-based online environment for effective teaching and learning that is integrated with a complete digital textbook. WileyPLUS improves student learning through instant feedback, personalized learning plans, and self-evaluation tools, as well as a full range of course-oriented activities, including online planning, presentations, study, homework, and testing. In selected courses, WileyPLUS includes a personalized adaptive learning component.
The highly interactive zyBooks platform enables learners to learn by doing while allowing professors to be more efficient and devote more time to teaching. The platform maximizes learner engagement and retention through demonstration and hands-on learning experiences using interactive question sets, animations, tools, and embedded labs. The zyBooks platform will become an essential component of Wiley’s differentiated digital learning experience and, when combined with alta’s adaptive learning technology and WileyPLUS, powers high-impact education across Wiley’s Academic segment.

Index
Test Preparation and Certification
The Test Preparation and Certification business represents learning solutions, training activities, and print and digital formats that are delivered to customers directly through online digital delivery platforms, bookstores, online booksellers, and other customers. Products include CPAExcel®, a modular, digital platform comprised of online self-study, videos, mobile apps, and sophisticated planning tools to help professionals prepare for the CPA exam, and test preparation products for the GMAT™, ACT®, CFA®, CMA®, CIA®, CMT®, FRM®, FINRA®, Banking, and PMP® exams. In the last quarter of fiscal year 2023 we sold a portion of our test preparation and certification products referred to as Wiley's Efficient Learning test prep portfolio which focused on test prep for finance, accounting and business certifications. See Note 4, "Acquisitions and Divestitures" of the Notes to Consolidated Financial Statements for further details.
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
University Services
Our University Services business offers institutions and their students a rich portfolio of education technology and student and faculty support services, allowing the institutions to reach more students online with their own quality academic programs.

Many of Wiley’s client institutions are regional state universities or small liberal arts colleges. Our resources, expertise and innovations meaningfully impact their ability to increase access to their programs online, as many students now seek these types of flexible offerings. University Services provides institutions with a bespoke suite of services that each institution has determined it needs to serve students, including market research, marketing and recruitment, program development, online platform technology, student retention support, instructional design, faculty development and support, and access to the Engage Learning Management System, which facilitates the online education experience. Graduate degree programs include Business Administration, Finance, Accounting, Healthcare, Engineering, Communications, and others. Revenue is derived from pre-negotiated contracts with institutions that provide for a share of revenue generated after students have enrolled and demonstrated initial persistence. While the majority of our contracts are revenue-share arrangements, we also offer the opportunity to contract on a fee-for-service basis, unlike many other third-party online providers. As of April 30, 2023, the University Services business had 64 university partners under contract.
Talent:
Our Talent segment consists of talent development (Wiley Edge, formerly mthree) for professionals and businesses, assessments (corporate training) and corporate learning offerings. Our key growth strategy includes bridging the IT skills gap through talent development for corporations around the world. Talent accounted for approximately 12% of our consolidated revenue in the year ended April 30, 2023, with a 21.1% Adjusted EBITDA margin. See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the section "Segment Operating Results" of this Annual Report on Form 10-K for further details. Talent generated 98% of its revenue from digital and online products and services.
On January 1, 2020, Wiley acquired mthree, a talent placement provider that addresses the IT skills gap by finding, training, and placing job-ready technology talent in roles with leading corporations worldwide. In late May 2022, Wiley renamed mthree as Wiley Edge. Wiley Edge sources, trains, and prepares aspiring students and professionals to meet the skill needs of today’s technology and banking services careers, and then places them with some of the world’s largest financial institutions, technology companies, and government agencies. Wiley Edge also works with its clients to retrain and retain existing employees so they can continue to meet the changing demands of today’s technology landscape. In fiscal year 2023, Wiley Edge signed 15 new corporate clients and expanded into new industry verticals beyond financial services, such as technology and consumer goods.

Index
Our assessments (corporate training) offerings include high-demand soft-skills training solutions that are delivered to organizational clients through online digital delivery platforms, either directly or through an authorized distributor network of independent consultants, trainers, and coaches. Wiley’s branded assessment solutions include Everything DiSC®, The Five Behaviors® based on Patrick Lencioni’s perennial bestseller The Five Dysfunctions of a Team, and Leadership Practices Inventory® from Kouzes and Posner’s bestselling The Leadership Challenge®, as well as PXT Select™, a pre-hire selection tool. Our solutions help organizations hire and develop effective managers, leaders, and teams.
We also offer online learning and training solutions for global corporations and small and medium-sized enterprises, which are sold on a subscription or fee basis. Learning experiences, formats and modules on topics such as leadership development, value creation, client orientation, change management, and corporate strategy are delivered on a cloud-based CrossKnowledge Learning Management System (LMS) platform that hosts more than 20,000 content assets (videos, digital learning modules, written files, etc.) in 18 languages. Its offering includes a collaborative e-learning publishing and program creation system. In addition, learning experiences, content, and LMS offerings are continuously refreshed and expanded to serve a wider variety of customer needs. These digital learning solutions are either sold directly to corporate customers or through our global partners’ network.
Fiscal Year 2024 Dispositions, Segment Realignment, and Restructuring
On June 1, 2023, Wiley’s Board of Directors approved a plan to dispose of certain education businesses. Those businesses are University Services (formerly Online Program Management) in our Academic segment, and Wiley Edge (formerly Talent Development) and CrossKnowledge in our Talent segment. These dispositions are expected to be completed in fiscal year 2024, and will be reported as held for sale in the first quarter of fiscal year 2024. In fiscal year 2023, these businesses, combined with the two dispositions disclosed in Note 4, "Acquisitions and Divestitures" generated approximately $393 million of revenue (approximately 19% of our consolidated revenue) and $43 million of Adjusted EBITDA (approximately 10% of our consolidated Adjusted EBITDA). We are evaluating the financial statement impact of these planned dispositions. During fiscal year 2024, it is anticipated that additional restructuring actions will be undertaken to rightsize the Company’s expenses. The timing of much of these restructuring actions will be influenced by the completion of the dispositions. The amount of such charges has not yet been determined.

In the first quarter of fiscal year 2024, we are realigning our segments. Our new segment structure will consist of two reportable segments which includes (1) Research (no change) and (2) Learning, as well as a Corporate expense category (no change), which includes certain costs that are not allocated to the reportable segments. Research will continue to have reporting lines of Research Publishing and Research Solutions. Learning will include reporting lines of Academic (education publishing) and Professional (professional publishing and assessments).
Human Capital
As of April 30, 2023, we employed approximately 8,800 colleagues, including 1,800 placement candidates in the Wiley Edge product offering, on a full-time equivalent basis worldwide.

We view our colleagues as one of our most significant assets and investments to deliver on our mission to unlock human potential and to champion and advocate for our customers who want to make impacts in their fields, their workplaces, and their lives, through knowledge creation, use and dissemination. Our success depends on our ability to develop, attract, reward, and retain a diverse population of talented, qualified, and highly skilled colleagues at all levels of our organization and across our global workforce so that they can deliver on our promise to our customers to clear the way to their successes. This includes programs, policies, and initiatives that promote diversity, equity, and inclusion (DEI); talent acquisition; ongoing employee learning and development; competitive compensation and benefits; health and well-being; and emphasis on employee satisfaction and engagement.
Our culture differentiates us as an organization and our core values define how we work together. We ask colleagues to embody our three values—Learning Champion, Needle Mover, and Courageous Teammate—and assess their performance against these in addition to what they achieve against their goals. These values define who we are as a company and what we stand for.

Index
Our human capital metrics summary (excluding placement candidates in Wiley Edge) as of April 30, 2023:

CATEGORY		METRIC
EMPLOYEES	By Region	Americas	48%
		APAC	20%
		EMEA	32%
DIVERSITY AND INCLUSION	Global Gender Representation	% Female Colleagues	59%
		% Female Senior Leaders (Vice President and Above)	43%
	US Person of Color (POC) Representation*	% POC	27%
		% POC Senior Leaders (Vice President and Above)	19%
* US POC includes employees who self-identify as Hispanic or Latino, Black or African American, Asian, American Indian or Alaskan Native, Native Hawaiian or other Pacific Islander, Other, or two or more races.
Health & Well-Being
Safeguarding and promoting colleague well-being is central to what we do, as it is critical we provide tools and resources to help colleagues be healthy, and an environment that allows us to be at our best. We support our colleagues in maintaining their physical, emotional, social, and financial well-being through working practices, education, and benefit programs.
Our recently implemented post pandemic hybrid work model provides the majority of our colleagues the flexibility to work remotely at least some of the time. The hybrid work model is intended to support colleague health and well-being, while maintaining a culture of innovation and collaboration.
Diversity, Equity & Inclusion
Through our DEI strategy, we are operationalizing critical priorities. We are focused on four DEI Strategic Pillars—Fostering an Inclusive Community, Enhancing our Foundation, Understanding our People, and Creating Impact Through our Business.

These pillars reflect our DEI near-term priorities to propel a sustainable, inclusive organization that embodies diversity and equity throughout our policies, programs, and processes, and fosters an inclusive culture that celebrates the unique contributions of our colleagues and supports human connectivity. In addition, we develop partnerships and launch pilot programs to support communities that are underrepresented in higher education, the workforce, and the field of publishing.

Our Employee Resource Groups help amplify our DEI priorities through learning, community engagement, and allyship and advocacy. As a member of the CEO Action for Diversity and Inclusion, Wiley demonstrates its commitment to sustained, concrete actions that advance diversity and inclusive thinking, behavior, and business practices in the workplace.
Careers & Engagement
Investment in colleague development and growth for current and future roles is central to our culture. Our goal is to provide colleagues with learning opportunities and experiences at every stage of their journey at Wiley. We help colleagues upskill and thrive by leveraging the power of our internal products and tapping into our external partnerships. We focus on delivering quality curated resources, customized learning paths, and comprehensive development programs. We offer interactive development programs that allow our colleagues to share lessons learned, adopt best practices, and have interactive opportunities with their peers. Through our Champion Your Career program, our colleagues get practical advice on updating their resumes and honing their interviewing skills, and have career conversations with our Talent team. Leveraging Wiley's Everything DiSC assessment tools and resources, our colleagues can better understand themselves and others, creating a common language that makes interactions more collaborative and effective.

Index
Through our Pay@Wiley journey, we enhanced our colleague and manager understanding of pay through our education programs, and raised transparency by sharing segment in range and publishing our first global equitable pay study. We introduced Achievers, our recognition platform that was designed so our colleagues can recognize each other to create a culture of recognition and celebrate success.
We conduct our Talent Review annually, focusing on high-performing and high-potential talent, diversity, and succession for our most critical roles. We are committed to identifying, growing, and retaining top talent and ensuring we have the right skills for the future. We establish key development action planning opportunities for each colleague to build bench strength and review development progress and mobility regularly.
Environment
We continue our journey to support the sustainability of our planet. We believe environmental responsibility and business objectives are fundamentally connected and essential to our operations. This is why we are acting now to protect the environment by making informed choices and limiting our impact on natural resources.

For the fourth consecutive year, we are a CarbonNeutral® certified company across our global operations, in accordance with the CarbonNeutral Protocol. Our locations use 100% renewable energy through green tariffs and energy attribute certificates (EACs). Most of our global office real estate is leased and, whenever possible, we work with property owners to optimize sustainability.

This year, we furthered our commitment by setting a science-based target with the Science Based Targets Initiative (SBTi). We set a near and long-term company-wide emissions target, including being net zero by 2040. We are responding to the SBTi’s urgent call for corporate climate action by aligning with 1.5°C and net-zero through the Business Ambition for 1.5°C campaign.

We also work with publishing partners, where possible, to reduce print production and consumption, reduce excess inventory through print-on-demand, and encourage digital consumption of our products. We begun implementing measures to ensure our subcontractors who assist us in providing material aspects of the products and services are held to the same high standards as we hold ourselves.

In July 2022, we submitted to Carbon Disclosure Project (CDP) Climate for the first time. We continue to track and trace our paper usage and submitted a CDP Forests disclosure for the second year. Our commitment to sustainably sourced paper is supported by our Paper Selection and Use Policy. We continually evaluate climate and environmental reporting and plan to expand our disclosures in the coming years.

Our partnership with Trees for the Future continues. We plant a tree for every copy of a journal we actively stop printing, up to one million trees, resulting in more than 600,000 trees to date.

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
Available Information
Our investor site is investors.wiley.com. Our internet address is www.wiley.com. We make available, free of charge, on or through our investors.wiley.com website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports that we file or furnish pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. The information contained on, or that may be accessed through our website is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K.

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
We have announced our intent to explore the sale of certain of our businesses, and such proposed divestitures may introduce significant risks and uncertainties.
We have initiated a strategic review of our non-core education businesses which could result in the future divestiture of certain assets or businesses that no longer fit with our strategic direction or growth targets. Divestitures involve significant risks and uncertainties that could adversely affect our business, consolidated financial position and consolidated results of operations. These include, among others, the inability to find potential buyers on favorable terms, disruption to our business and/or diversion of management attention from other business concerns, the potential loss of key employees, difficulties in separating the operations of the divested business, and retention of certain liabilities related to the divested business. Significant time and expenses could be incurred to divest these non-core businesses which may adversely affect operations as dispositions may require our continued financial involvement, such as through transition service agreements, guarantees, and indemnities or other current or contingent financial obligations and liabilities.
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

Index
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
If we are unable to retain key talent and other colleagues, our consolidated financial condition or results of operations may be adversely affected.
The Company and industry are highly dependent on the loyal engagement of key leaders and colleagues. Loss of talent due to inadequate skills and career path development or maintaining competitive salaries and benefits could have a significant impact on Company performance.
We are highly dependent on the continued services of key talent who have in-depth market and business knowledge and/or key relationships with business partners. The loss of the services of key talent for any reason and our inability to replace them with suitable candidates quickly or at all, as well as any negative market perception resulting from such loss, could have a material adverse effect on our business, consolidated financial position, and results of operations.
We have a significant investment in our colleagues around the world. We offer competitive salaries and benefits in order to attract and retain the highly skilled workforce needed to sustain and develop new products and services required for growth. Employment costs are affected by competitive market conditions for qualified individuals and factors such as healthcare and retirement benefit costs.
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

Index
Information Technology Systems and Cybersecurity Risks
Our company is highly dependent on information technology systems and their business management and customer-facing capabilities critical for the long-term competitive sustainability of the business. If we fail to innovate in response to rapidly evolving technological and market developments, our competitive position may be negatively impacted.
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

In addition, our ability to effectively compete, may be affected by our ability to anticipate and respond effectively to the opportunity and threat presented by new technology disruption and developments, including generative artificial intelligence (GAI). We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants or new entrants, and others.

We cannot predict the effect of technological changes on our business. Failure to keep pace with these technological developments or otherwise bring to market products that reflect these technologies could have a material adverse impact on our overall business and results of operations. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, growth and financial condition.

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

Index
We are continually improving and upgrading our computer systems and software. We have implemented a global Enterprise Resource Planning (ERP) system as part of a multiyear plan to integrate and upgrade our operational and financial systems and processes. We have also implemented record-to-report, purchase-to-pay, and several other business processes within all locations. We implemented order-to-cash for certain businesses and have continued to roll out additional processes and functionality of the ERP system in phases. Implementation of an ERP system involves risks and uncertainties. Any disruptions, delays, or deficiencies in the design or implementation of a new system could result in increased costs, disruptions in operations, or delays in the collection of cash from our customers, as well as having an adverse effect on our ability to timely report our financial results, all of which could materially adversely affect our business, consolidated financial position, and results of operations. We currently use out of support systems for order management for certain businesses. While we have contingency support available, any major disruptions, while unlikely, may require longer remediation time. This could impact our ability to process and fulfill orders for those businesses. We currently use a legacy platform with limited support for order management of the global Academic business. Any defects and disruptions in the legacy systems which cannot be addressed in a timely manner could impact our ability to process orders and reconcile financial statements.
Cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect on our business, consolidated financial condition, and results of operations.
The cybersecurity risks we face range from cyberattacks common to most industries, such as the development and deployment of malicious software to gain access to our networks and attempt to steal confidential information, launch distributed denial of service attacks, or attempt other coordinated disruptions, to more advanced threats that target us because of our prominence in the global research and advisory field. As a result of the COVID-19 pandemic, most of our employees continue to work remotely, at least some of the time, which magnifies the importance of the integrity of our remote access security measures.
Like many multinational corporations, we, and some third parties upon which we rely, have experienced cyberattacks on our computer systems and networks in the past and may experience them in the future, likely with more frequency and sophistication and involving a broader range of devices and modes of attack, all of which will increase the difficulty of detecting and successfully defending against them. To date, none have resulted in any material adverse impact to our business, operations, products, services, or customers. Wiley has invested heavily in Cybersecurity tools and resources to keep our systems safe. We have implemented various security controls to meet our security obligations, while also defending against constantly evolving security threats. Our security controls help to secure our information systems, including our computer systems, intranet, proprietary websites, email and other telecommunications and data networks, and we scrutinize the security of outsourced website(s) and service providers prior to retaining their services. However, the security measures implemented by us or by our outside service providers may not be effective, and our systems (and those of our outside service providers) may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, cyber-attacks, computer viruses, power loss, or other disruptive events.
The security compliance landscape continues to evolve, requiring us to stay apprised of changes in cybersecurity, privacy laws and regulations, such as the European Union General Data Protection Regulation (GDPR), the California Consumer Privacy Act (CCPA), the Brazilian General Data Protection Law (LGPD), the Chinese Cybersecurity, Data Security and Personal Information Protection laws (PIPL). The United Kingdom ceased to be an EU Member State on January 31, 2020, but enacted the UK data protection law. It is unclear how UK data protection laws will continue to develop; however, contractual clauses have been established regulating data transfers to and from the United Kingdom. Some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

In addition, to new and proposed data protection laws, we also stay apprised and adopt certain security standards required by our clients, such as International Organization for Standardization (ISO), National Institute of Standards and Technology (NIST) and Center for Internet Security (CIS). Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyberattacks and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers.

Index
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
We continue to restructure and realign our cost base with current and anticipated future market conditions, including our Business Optimization Program and Fiscal Year 2023 Restructuring Program. Significant risks associated with these actions that may impair our ability to achieve the anticipated cost savings or that may disrupt our business, include delays in the implementation of anticipated workforce reductions in highly regulated locations outside of the US, decreases in employee morale, the failure to meet operational targets due to the loss of key employees, and disruptions of third parties to whom we have outsourced business functions. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and consolidated financial position and results of operations could be adversely affected.
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
Challenges and uncertainties associated with operating in certain global markets has a higher risk due to political instability, economic volatility, crime, terrorism, corruption, social and ethnic unrest, and other factors, which may adversely impact our consolidated financial position and results of operations.
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
We have certain technology development operations in Sri Lanka, and previously in Russia, related to software development and architecture, digital content production, and system testing services. Due to the political instability within these regions, there is the potential for future government embargos and sanctions, which could disrupt our operations in these areas. While we have developed business continuity plans to address these issues, further adverse developments in the region could have a material impact on our consolidated financial position and results of operations.

Index
In February 2022, the Russian Federation and Belarus commenced a military action with Ukraine. As a result, the United States, as well as other nations, instituted economic sanctions against Russia and Belarus. The impact of this action and related sanctions on the world economy is not currently determinable but the impact of this conflict has not been material to our consolidated financial position and results of operations.
In the third quarter of fiscal year 2023, due to the political instability and military actions between Russia and Ukraine, we made the decision to close our operations in Russia, which primarily consists of technology development resources. We are substantially complete with this closure as of April 30, 2023, except for the formal liquidation of our Russian legal entity, which we expect to complete in fiscal year 2024. This action did not materially impact our overall operations. Prior to the closure, the net assets of our Russian operations were not material to our overall consolidated financial position. We have customers in Russia, primarily for our Research offerings, which are not material to our overall consolidated results of operations. We do not have operations in Ukraine or Belarus, and the business conducted in those countries is also not material to our consolidated financial position and results of operations.

In our Research segment, approximately 32% of the articles we published in 2022 included a China based author. This compares to the industry percentage which is approximately 30% of articles published in 2022 which included a China based author. Any restrictions on exporting intellectual property could adversely affect our business and consolidated financial position and results of operations. Chinese governments and institutions are producing early warning lists of journals published by non-Chinese publishers that have high proportions of Chinese content which could have an impact on future article volumes.
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
Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no book customer accounts for more than 6% of total consolidated revenue and 10% of accounts receivable at April 30, 2023, the top 10 book customers account for approximately 10% of total consolidated revenue and approximately 20% of accounts receivable at April 30, 2023.
In our Research business, a lack of integrity in our published research could adversely impact our consolidated financial position and results of operations.
We publish research authored by individuals outside our Company. The integrity of that research could be compromised due to the manipulation, misrepresentation and misconduct by those individuals or other outsiders involved in the publishing process. This activity could adversely impact our open access publishing and article output by causing us to potentially pause publication, retract articles, or halt publication of a journal, which could adversely impact our business and consolidated financial position and results of operations.

Index
Financial Risks
Changes in global economic conditions could impact our ability to borrow funds and meet our future financing needs.
Changes in global financial markets have not had, nor do we anticipate they will have, a significant impact on our liquidity. Due to our significant operating cash flow, financial assets, access to capital markets, and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our financing needs for the foreseeable future. As market conditions change, we will continue to monitor our liquidity position. However, there can be no assurance that our liquidity or our consolidated financial position and results of operations will not be adversely affected by possible future changes in global financial markets and global economic conditions. Unprecedented market conditions including illiquid credit markets, volatile equity markets, dramatic fluctuations in foreign currency and interest rates, and economic recession, could affect future results.
Fluctuations in foreign currency exchange rates and interest rates could materially impact our consolidated financial condition and results of operations.
Non-US revenues, as well as our substantial non-US net assets, expose our consolidated results to volatility from changes in foreign currency exchange rates. The percentage of consolidated revenue for the year ended April 30, 2023 recognized in the following currencies (on an equivalent US dollar basis) were approximately: 57% US dollar, 24% British pound sterling, 10% euro, and 9% other currencies. In addition, our interest-bearing loans and borrowings are subject to risk from changes in interest rates. We may, from time to time, use derivative instruments to hedge such risks. Notwithstanding our efforts to foresee and mitigate the effects of changes in external market or fiscal circumstances, we cannot predict with certainty changes in foreign currency exchange rates and interest rates, inflation, or other related factors affecting our business, consolidated financial position, and results of operations.
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
As a result of acquisitions, we recorded a significant amount of goodwill and other identifiable intangible assets. At April 30, 2023, we had $1,204.1 million of goodwill and $854.8 million of intangible assets, of which $121.9 million are indefinite-lived intangible assets, on our Consolidated Statements of Financial Position. The intangible assets are principally composed of content and publishing rights, customer relationships, brands and trademarks, and developed technology. Failure to achieve business objectives and financial projections could result in an asset impairment, which would result in a noncash charge to our consolidated results of operations. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and when events or changes in circumstances indicate that impairment may have occurred. Intangible assets with definite lives, which were $732.9 million at April 30, 2023, are tested for impairment only when events or changes in circumstances indicate that an impairment may have occurred. Determining whether an impairment exists can be difficult as a result of increased uncertainty and current market dynamics and requires management to make significant estimates and judgments. A noncash intangible asset impairment charge could have a material adverse effect on our consolidated financial position and results of operations. See Note 11, “Goodwill and Intangible Assets” for further information related to goodwill and intangible assets, and the impairment charges recorded in the year ended April 30, 2023.

Index
Changes in pension costs and related funding requirements may impact our consolidated financial position and results of operations.
We provide defined benefit pension plans for certain employees worldwide. Our Board of Directors approved amendments to the US, Canada, and UK defined benefit plans that froze the future accumulation of benefits effective June 30, 2013, December 31, 2015, and April 30, 2015, respectively. The retirement benefit pension plan in Russia was discontinued on February 28, 2023 and we retain no further obligations for retirement benefits in Russia. The funding requirements and costs of these plans are dependent upon various factors, including the actual return on plan assets, discount rates, plan participant population demographics, and changes in global pension regulations. Changes in these factors affect our plan funding, consolidated financial position, and results of operations.
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
The scientific research publishing industry generates much of its revenue from paid customer subscriptions to online and print journal content. There is interest within government, academic, and library communities for such journal content to be made available for free immediately or following a period of embargo after publication, referred to as open access. For instance, certain governments and privately held funding bodies have implemented mandates that require journal articles derived from government-funded research to be made available to the public at no cost immediately or after an embargo period. Open access can be achieved in two ways: Green, which enables authors to publish articles in subscription-based journals and self–archive the author accepted version of the article for free public use after any embargo period; and Gold, which enables authors to publish their articles in journals that provide immediate free access to the final version of the article on the publisher’s website, and elsewhere under permissive licensing terms, following payment or waiver of an APC. These mandates have the potential to put pressure on subscription-based publications. If such regulations are widely implemented, our consolidated financial position and results of operations could be adversely affected.
To date, many of the governments and national research councils that have taken a position on open access have favored the Green model and have generally specified embargo periods of twelve months. The publishing community generally takes the view that this period should be sufficient to protect subscription revenues, provided that publishers’ platforms offer sufficient added value to the article. Governments in Europe have been more supportive of the Gold model, which thus far is generating incremental revenue for publishers with active open access programs. Many institutions have signed on to the business model which combines the purchasing of subscription content with the purchase of open access publishing for affiliated authors. This development removes an element of risk by fixing revenues from that market, provided that the terms, price, and rate of transition negotiated are acceptable.
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

Index
Changes in global and local tax laws and regulations in, and the distribution of income among, jurisdictions in which the Company operates could have a material impact on our consolidated financial position and results of operations.
We are subject to tax laws in the jurisdictions where we conduct business, including the US and many foreign jurisdictions. Wiley's future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, the result of audits of previously filed tax returns, or changes in liabilities for uncertain tax positions, the cost of repatriation, or changes in tax laws and regulations and the interpretations thereof in the jurisdictions where we operate.
A number of international legislative and regulatory bodies have proposed legislation and begun investigations of the tax practices of multinational companies and, in the European union, the tax policies of certain European Union member states. One of these efforts has been led by the Organization for Economic Co-operation and Development (OECD), which has finalized recommendations to revise corporate tax, transfer pricing, and tax treaty provisions in member countries. On December 15, 2022, European Union member states unanimously adopted the Minimum Tax Directive ensuring a global minimum level of taxation for multinational companies. Member states have until December 31, 2023, to transpose the Minimum Tax Directive into national legislation. The enactment of this and the heightened interest in and taxation of large multinational companies increase tax uncertainty and could ultimately have a material effect on our effective tax rate, income tax expense, net income, or cash flows.
On August 16, 2022, the Inflation Reduction Act of 2022 was enacted into law in the United States, which, among other things, created a new corporate alternative minimum tax of 15% for certain corporations and a 1% excise tax on stock repurchases made by publicly traded US.companies after December 31, 2022. In addition, there are proposals to increase the rate and otherwise change US tax laws, which could significantly increase the Company's tax rate. Given the unpredictability of possible further changes to, and the potential interdependency of, the United States or foreign tax laws and regulations, it is difficult to predict the cumulative effect of such laws and regulations on Wiley's results of operations.
We are also subject to potential taxes in jurisdictions where we have sales even though we do not have a physical presence. These potential taxes could have a material impact on our consolidated financial position and results of operations as substantially all our taxable income is earned outside the US. In addition, we are subject to examination by tax authorities and although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals and could have a material impact on our consolidated financial position and results of operations.
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
General Risks
Global economic, market, public health and geopolitical conditions or other events could negatively impact our consolidated financial positions and results of operations.
We are exposed to risks and uncertainties caused by factors beyond our control, including global economic, public health and geopolitical conditions. These include economic weakness, softness in consumer and corporate spending, uncertainty and volatility, including the potential for a recession; a competitive labor market and evolving workforce expectations; inflation, rising interest rates; public health crisis, including pandemics; financial stability of the banking industry, and political and sociopolitical uncertainties and conflicts. These factors may result in declines and/or volatility in our results or stock price. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Our business could also be impacted by volatility caused by geopolitical events, such as the conflict in Ukraine. In addition, the actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as COVID-19, could also materially and adversely affect our results. The future impact that global economic, public health and geopolitical conditions will have on our business operations and financial results is uncertain and will depend on numerous evolving factors and developments that we are not able to reliably predict or mitigate. It is also possible that these conditions may impact other risks discussed in this section.

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

Our stock price may fluctuate materially. The stock market in general has experienced significant volatility that has often been unrelated to the operating performance of companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•Actual or anticipated changes in our consolidated operating results;
•Variances between actual consolidated operating results and the expectations of securities analysts, investors, and the financial community;
•Changes in financial estimates by us or by any securities analysts who might cover our stock;
•Conditions or trends in our industry, the stock market, or the economy;
•The level of demand for our stock, the stock market price, and volume fluctuations of comparable companies;
•Announcements by us or our competitors of new product or service offerings, significant acquisitions, strategic partnerships, or divestitures;
•Announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•Capital commitments;
•Investors’ general perception of the Company and our business;
•Recruitment or departure of key personnel; and
•Sales of our common stock, including sales by our directors and officers or specific stockholders.
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
Due to the increased use of virtual work arrangements for post-pandemic operations and our various restructuring programs, we exited certain leased office space, subleased certain office spaces, and reduced occupancy at other facilities. In Part II, Item 8, “Financial Statements and Supplementary Data” see Note 7, “Restructuring and Related Charges (Credits),” of the Notes to Consolidated Financial Statements for details of these restructuring programs.
All of the current buildings and the equipment owned or leased are believed to be in good operating condition and are suitable for the conduct of our business.

Location	Purpose	Owned or Leased	Approx. Sq. Ft.
United States:
New Jersey	Corporate Headquarters	Leased	294,000
Indiana	Office	Leased	42,000
California	Offices	Leased	21,000
Massachusetts	Office	Leased	26,000
Florida	Office	Leased	58,000
Minnesota	Office	Leased	28,000
North Carolina	Office	Leased	12,000

International:
England	Distribution Centers	Leased	298,000
	Offices	Leased	85,000
	Offices	Owned	70,000
France	Offices	Leased	17,000
Germany	Office	Owned	104,000
	Office	Leased	14,000
Jordan	Office	Leased	24,000
China	Offices	Leased	40,000
India	Distribution Centers	Leased	12,000
	Office	Leased	25,000
Greece	Office	Leased	11,000
Brazil	Office	Leased	12,000
Sri Lanka	Office	Leased	38,000
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
Item 4. Mine Safety Disclosures
Not applicable.

Index
Information About Our Executive Officers
Set forth below are the current executive officers of the Company.

Name, Current and Former Positions	Age	First Elected to Current Position
BRIAN A. NAPACK	61	December 2017
President and Chief Executive Officer and Director
March 2012 – Senior Advisor, Providence Equity Partners LLC

CHRISTINA VAN TASSELL	52	October 2021
Executive Vice President and Chief Financial Officer
November 2017 – Chief Financial Officer – Dow Jones & Company, Inc.

DEIRDRE SILVER	55	February 2020
Executive Vice President, General Counsel
August 2015 – Associate General Counsel, Senior Vice President of Legal, Research

JAMES FLYNN	52	September 2021
Executive Vice President and General Manager, Research
July 2018 – Chief Product Officer, Research, Wiley
May 2015 – Senior Vice President and Managing Director, Research Publishing, Wiley

CHRISTOPHER F. CARIDI	57	October 2020
Senior Vice President, Global Corporate Controller, and Chief Accounting Officer
June 2020 – SVP, Chief Accounting Officer and Controller, Teladoc Health, Inc.
March 2017 – SVP, Chief Accounting Officer and Controller, John Wiley & Sons
March 2014 – Vice President, Finance, Thomson Reuters

KEVIN MONACO	59	October 2018
Senior Vice President, Treasurer and Tax
October 2009 – SVP, Finance, Treasurer, and Investor Relations, Coty Inc.

AREF MATIN	64	May 2018
Executive Vice President, Chief Technology Officer
February 2015 – Executive Vice President, Chief Technology Officer, Ascend Learning
July 2012 – Executive Vice President, Chief Technology Officer, Pearson Learning Technologies & Pearson Higher Education

MATTHEW LEAVY	55	September 2019
Executive Vice President and General Manager, Academic
September 2018 – SVP, Business Development
January 2018 – Principal Leavy Consulting LLC
August 2013 – Managing Director Global Managed Services, Pearson plc

DANIELLE MCMAHAN	48	November 2019
Executive Vice President, Chief People & Operations Officer
June 2017 – Chief Human Resources Officer, York Risk Services Group
July 2014 – VP, Global Talent, American Express

TODD ZIPPER	46	June 2020
Executive Vice President and General Manager, Talent
November 2018 – Co-President, Wiley Education Services
January 2015 – President and CEO, The Learning House, Inc

SHARI HOFFER	52	December 2021
Executive Vice President, Chief Marketing Officer
May 2017 – SVP Marketing

Index
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A and Class B shares are listed on the New York Stock Exchange under the symbols WLY and WLYB, respectively.
On a quarterly basis, the Board of Directors considers the payment of cash dividends based upon its review of earnings, our financial position, and other relevant factors. As of May 31, 2023, the approximate number of holders of our Class A and Class B Common Stock were 672 and 44, respectively, based on the holders of record.
During the year ended April 30, 2020, our Board of Directors approved an additional share repurchase program of $200 million of Class A or B Common Stock. As of April 30, 2023, we had authorization from our Board of Directors to purchase up to $162.5 million that was remaining under this program.
During the fourth quarter of fiscal year 2023, we made the following purchases of Class A and Class B Common Stock under the publicly announced stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Be Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Additional Plans or Programs (Dollars in Millions)
February 2023	—	$—	—	—	$173.5
March 2023	151	36.97	151	—	167.9
April 2023	141	38.37	141	—	162.5
Total	292	$37.64	292	—	$162.5
Performance Graph
The below graph provides an indicator of the cumulative total return to shareholders of the Company’s Class A Common Stock as compared with the cumulative total return on the Russell 2000, the Dow Jones Publishing Index and the S&P 400 Midcap, for the period from April 30, 2018 to April 30, 2023. The Company has elected to use the Russell 2000 Index and the S&P 400 Midcap index as its broad equity market indices because it is currently included in these indices. Cumulative total return assumes $100.00 invested on April 30, 2018 and reinvestment of dividends throughout the period.

	April 30, 2018	April 30, 2019	April 30, 2020	April 30, 2021	April 30, 2022	April 30, 2023
WLY	$100.00	$71.81	$60.24	$94.44	$86.54	$67.90
Russell 2000	$100.00	$104.57	$87.41	$152.86	$127.04	$122.36
Dow Pub	$100.00	$106.96	$104.62	$174.28	$154.93	$146.55
S&P 400	$100.00	$106.98	$90.97	$152.73	$141.95	$143.77
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
Overview
Wiley is a global leader in scientific research and career-connected education, unlocking human potential by enabling discovery, powering education, and shaping workforces. For over 200 years, Wiley has fueled the world’s knowledge ecosystem. Today, our high-impact content, platforms, and services help researchers, learners, institutions, and corporations achieve their goals in an ever-changing world. Wiley is a predominantly digital company with approximately 85% of revenue for the year ended April 30, 2023 generated by digital products and tech-enabled services. For the year ended April 30, 2023, approximately 57% of our revenue is recurring which includes revenue that is contractually obligated or set to recur with a high degree of certainty.
We have reorganized our Education lines of business into two new customer-centric segments. The Academic segment addresses the university customer group and includes Academic Publishing and University Services. The Talent segment addresses the corporate customer group and will be focused on delivering training, sourcing, and upskilling solutions. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results. Our new segment reporting structure consists of three reportable segments, as well as a Corporate expense category (no change), which includes certain costs that are not allocated to the reportable segments:
•Research includes Research Publishing and Research Solutions, and no changes were made as a result of this realignment;
•Academic includes the Academic Publishing and University Services lines. Academic Publishing is the combination of the former Education Publishing line and professional publishing offerings;
•Talent is the combination of the former Talent Development line, and our assessments (corporate training) and corporate learning offerings.

Through the Research segment, we provide peer-reviewed STM publishing, content platforms, and related services to academic, corporate, and government customers, academic societies, and individual researchers. The Academic segment provides scientific, professional, and education print and digital books, digital courseware, and test preparation services, as well as engages in the comprehensive management of online degree programs for universities. The Talent segment services include sourcing, training, and preparing aspiring students and professionals to meet the skill needs of today’s technology careers and placing them with large companies and government agencies. It also includes assessments (corporate training) and corporate learning offerings.
Wiley’s business strategies are tightly aligned with long term growth trends, including open research, career-connected education, and workforce optimization. Research strategies include driving publishing output to meet the global demand for peer-reviewed research and expanding platform and service offerings for corporations and societies. Education strategies include expanding online degree programs and driving online enrollment for university partners, scaling digital content and courseware, and expanding IT talent placement and reskilling programs for corporate partners.
Wiley has announced for fiscal year 2024 strategic actions that will focus Wiley on its strongest and most profitable businesses and large market opportunities in Research and Learning. We are divesting non-core education businesses, including University Services (known as online program management), Wiley Edge (formerly Talent Development) and CrossKnowledge. These assets will be reported as businesses held for sale starting in the first quarter of fiscal year 2024. We will be streamlining our organization and rightsizing our cost structure to reflect these portfolio actions. In addition, we will be changing our reportable segments for fiscal year 2024 reporting. These actions and our fiscal year 2024 transition year outlook are described further below in the section "Fiscal Year 2024 Transition Year Outlook."

Index
Consolidated Results of Operations
FISCAL YEAR 2023 AS COMPARED TO FISCAL YEAR 2022 SUMMARY RESULTS
SUMMARY

•US GAAP Results: Revenue of $2,019.9 million (-3% compared with the prior year), Operating income of $55.9 million (-$163.4 million compared with the prior year), and EPS of $0.31 (-$2.31 compared with prior year). US GAAP earnings performance primarily due to $99.8 million ($1.77 per share) of non-cash goodwill impairment in Education Services/University Services and restructuring charges totaling $49.4 million ($0.66 per share).
•Adjusted Results (at constant currency compared with the prior year): Revenue of $2,019.9 million (flat compared with the prior year), Adjusted EBITDA of $422.0 million (-2% compared with the prior year), and Adjusted EPS of $3.84 (-8% compared with the prior year).
•Net Cash Provided by Operating Activities of $277.1 million ($-62.0 million compared with the prior year) and Free Cash Flow of $173.0 million ($-50.3 million compared with the prior year).
Revenue:
Revenue for the year ended April 30, 2023 decreased $63.0 million, or 3%, as compared with the prior year. On a constant currency basis, revenue was flat as compared with the prior year including contributions from acquisitions. Excluding the contributions from acquisitions, revenue decreased 1% on a constant currency basis.
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:
Cost of sales for the year ended April 30, 2023 decreased $8.1 million, or 1% as compared with the prior year. On a constant currency basis, cost of sales increased 2% as compared with the prior year. This increase was primarily due to higher employee costs to support the growth in placements in the Talent segment, partially offset by lower royalty costs.
Operating and Administrative Expenses:
Operating and administrative expenses for the year ended April 30, 2023 decreased $42.2 million, or 4%, as compared with the prior year. On a constant currency basis, operating and administrative expenses were flat as compared with the prior year primarily reflecting higher technology related costs, travel and entertainment costs, and a $3.7 million charge related to the settlement of a litigation matter related to consideration for a previous acquisition. These were offset by lower professional fees, employment costs and facility related costs.
Impairment of Goodwill:
We recorded an impairment of goodwill in the year ended April 30, 2023 of $99.8 million. This charge is reflected in the Impairment of goodwill in the Consolidated Statements of Income.
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
See Note 11, "Goodwill and Intangible Assets" for details on these charges.
Restructuring and Related Charges (Credits):
Fiscal Year 2023 Restructuring Program

In May 2022, the Company initiated a global program to restructure and align our cost base with current and anticipated future market conditions. This program includes severance related charges for the elimination of certain positions, the exit of certain leased office space which began in the first quarter of fiscal year 2023 and the reduction of our occupancy at other facilities. We are reducing our real estate square footage occupancy by approximately 22%. We realized $35 million in savings from actions starting in fiscal year 2023.
In the three months ended January 31, 2023, due to the political instability and military actions between Russia and Ukraine, we made the decision to close our operations in Russia which primarily consisted of technology development resources. We were substantially complete with our closure as of April 30, 2023, except for the formal liquidation of our Russian legal entity, which we expect to complete in our fiscal year 2024.
For the year ended April 30, 2023, we recorded pretax restructuring charges of $48.9 million related to this program, which includes $8.3 million related to the closure of our operations in Russia as described above. These charges are reflected in Restructuring and related charges (credits) on our Consolidated Statements of Income. This restructuring charge primarily reflects the following charges:
•Severance charges of $25.8 million for the elimination of certain positions;
•Impairment charges of $12.7 million, which included the impairment of operating lease right-of-use (ROU) assets of $7.6 million related to certain leases that will be subleased, and the related property and equipment of $5.1 million;
•Acceleration of expense of $2.1 million, which included the acceleration of rent expense associated with operating lease ROU assets of $0.9 million related to certain leases that will be abandoned or terminated and the related depreciation and amortization of property and equipment of $1.2 million;
•Ongoing facility-related costs with previously vacated properties that resulted in additional restructuring charges of $4.2 million; and
•Consulting, relocation and other costs of $4.1 million.

These actions are anticipated to yield annualized cost savings estimated to be approximately $70 million. We anticipate ongoing facility-related costs associated with certain properties to result in additional restructuring charges in future periods.

See Note 7, “Restructuring and Related Charges (Credits)” for more details on these charges.
Business Optimization Program
For the years ended April 30, 2023 and 2022, we recorded pretax restructuring charges of $0.5 million and credits of $1.4 million, respectively, related to this program.
These charges (credits) are reflected in Restructuring and related charges (credits) in the Consolidated Statements of Income. See Note 7, “Restructuring and Related Charges (Credits)” for more details on these charges (credits).
For the impact of our restructuring programs on diluted earnings per share, see the section below, “Diluted Earnings per Share (EPS).”

Index
Amortization of Intangible Assets:
Amortization of intangible assets was $84.9 million for the year ended April 30, 2023, and was flat as compared to the prior year. On a constant currency basis, amortization of intangible assets increased 3% as compared with the prior year primarily due to the acceleration of expense of $4.6 million related to the discontinued use of the mthree trademark.

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
Operating Income, Adjusted Operating Income (OI) and Adjusted EBITDA:
Operating income for the year ended April 30, 2023, decreased $163.4 million, or 75% as compared with the prior year. On a constant currency basis, operating income decreased 76% as compared with the prior year. The decrease was primarily due to the impairment of goodwill in the three months ended January 31, 2023 as described above, an increase in restructuring charges and, to a lesser extent, higher cost of sales.
Adjusted OI on a constant currency basis and excluding restructuring charges (credits), impairment of goodwill, legal settlement, and the accelerated amortization of an intangible asset, decreased 3% as compared with the prior year primarily due to an increase in cost of sales as described above, partially offset by lower operating and administrative expenses.
Adjusted EBITDA on a constant currency basis and excluding restructuring charges (credits), decreased 2% as compared with the prior year primarily due to a decrease in Adjusted OI.
Adjusted OI
Below is a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted OI:

	Year Ended April 30,
	2023	2022
Operating Income	$55,890	$219,276
Adjustments:
Restructuring charges (credits)	49,389	(1,427)
Impairment of goodwill	99,800	—
Legal settlement (1)	3,671	—
Accelerated amortization of an intangible asset (2)	4,594	—
Non-GAAP Adjusted Operating Income	$213,344	$217,849

(1)
We settled a litigation matter related to consideration for a previous acquisition for $3.7 million during the three months ended January 31, 2023. This amount is reflected in Operating and administrative expenses on our Consolidated Statements of Income.

(2)
As described above, we determined that a revision of the useful life of the mthree trademark was warranted, and the intangible asset was fully amortized over its remaining useful life resulting in accelerated amortization expense of $4.6 million in the three months ended July 31, 2022.

Index
Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net Income to Non-GAAP EBITDA and Adjusted EBITDA:

	Year Ended April 30,
	2023	2022
Net Income	$17,233	$148,309
Interest expense	37,745	19,802
Provision for income taxes	15,867	61,352
Depreciation and amortization	213,253	215,170
Non-GAAP EBITDA	284,098	444,633
Impairment of goodwill	99,800	—
Legal settlement	3,671	—
Restructuring and related charges (credits)	49,389	(1,427)
Foreign exchange (gains) losses on intercompany transactions, including the write off of certain cumulative translation adjustments	(894)	3,192
Gain on sale of businesses and certain assets	(10,177)	(3,694)
Other income, net	(3,884)	(9,685)
Non-GAAP Adjusted EBITDA	$422,003	$433,019
Interest Expense:
Interest expense for the year ended April 30, 2023, was $37.7 million compared with the prior year of $19.8 million. This increase was primarily due to a higher weighted average effective interest rate.
Foreign Exchange Transaction Gains (Losses):
Foreign exchange transaction gains were $0.9 million for the year ended April 30, 2023, and were primarily due to the write off of the $1.1 million cumulative translation adjustment in earnings since the Russia entity was deemed substantially liquidated. As described above, we were substantially complete with our exit from Russia as of April 30, 2023.
Foreign exchange transaction losses were $3.2 million for the year ended April 30, 2022, and were primarily due to losses on our foreign currency denominated third-party and, to a lesser extent, intercompany accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.
Gain on Sale of Businesses and Certain Assets:
The pretax gain on sale of businesses for the year ended April 30, 2023, was $10.2 million. As part of our ongoing initiatives to simplify our portfolio and focus our attention on strategic growth areas, we have completed two dispositions during the year ended April 30, 2023. Both were included in our Academic segment. On February 28, 2023, we completed the sale of Wiley's Efficient Learning test prep portfolio business. In addition, on March 31, 2023, we completed the sale of our advancement courses business. Neither disposition constituted a strategic shift, and the impact on our overall operations and financial results was not material. Accordingly, the operations associated with the dispositions are not reported in discontinued operations. See Note 4, "Acquisitions and Divestitures" for more details on these divestitures.
The gain on sale of certain assets for the year ended April 30, 2022, was due to the sale of our world languages product portfolio which was included in our Academic segment and resulted in a pretax gain of approximately $3.7 million.

Index
Other Income, Net:
Other income, net was $3.9 million for the year ended April 30, 2023, a decrease of $5.8 million, or 60%, as compared with the prior year. On a constant currency basis, other income, net decreased 51%. This decrease was primarily due to lower pension income for our defined benefit plans, partially offset by a decrease in donations and pledges to humanitarian organizations to provide aid to those impacted by the crisis in Ukraine, and a curtailment and settlement credit due to the wind up of the Russia pension plan of $1.8 million.
Provision for Income Taxes:
Below is a reconciliation of our US GAAP Income Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Year Ended April 30,
	2023	2022
US GAAP Income Before Taxes	$33,100	$209,661
Pretax Impact of Adjustments:
Impairment of goodwill	99,800	—
Legal settlement	3,671	—
Pension income related to the wind up of the Russia plan	(1,750)	—
Restructuring and related charges (credits)	49,389	(1,427)
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	457	1,513
Amortization of acquired intangible assets	89,177	89,346
Gain on sale of businesses and certain assets	(10,177)	(3,694)
Non-GAAP Adjusted Income Before Taxes	$263,667	$295,399
Below is a reconciliation of our US GAAP Income Tax Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Year Ended April 30,
	2023	2022
US GAAP Income Tax Provision	$15,867	$61,352
Income Tax Impact of Adjustments (1):
Legal settlement	716	—
Pension income related to the wind up of the Russia plan	(437)	—
Restructuring and related charges (credits)	12,151	(260)
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	132	597
Amortization of acquired intangible assets	20,183	20,816
Gain on sale of businesses and certain assets	(3,860)	(922)
Income Tax Adjustments
Impact of increase in UK statutory rate on deferred tax balances (2)	2,370	(21,415)
Non-GAAP Adjusted Income Tax Provision	$47,122	$60,168

US GAAP Effective Tax Rate	47.9%	29.3%
Non-GAAP Adjusted Effective Tax Rate	17.9%	20.4%

Index

(1)	For the years ended April 30, 2023 and 2022, substantially all of the tax impact was from deferred taxes.
(2)	In the three months ended July 31, 2021, the UK enacted legislation that increased its statutory rate from 19% to 25% effective April 1, 2023. This resulted in a $21.4 million non-cash deferred tax expense from the re-measurement of the Company’s applicable UK net deferred tax liabilities during the three months ended July 31, 2021. These adjustments impacted deferred taxes. For the year ended April 30, 2023, we recorded a $2.4 million non-cash deferred tax benefit related to pensions due to the UK statutory rate change. These adjustments impacted deferred taxes.
The effective tax rate was 47.9% for the year ended April 30, 2023, compared to 29.3% for the year ended April 30, 2022. Our rate for the year ended April 30, 2023, was higher due to the rate differential with respect to certain restructuring charges, the impairment of non-deductible goodwill resulting from the segment realignment described in Note 11, "Goodwill and Intangible Assets," offset by a benefit of $2.4 million relating to the effect of the increase in the UK statutory tax rate on UK pensions. On June 10, 2021, the UK increased its statutory corporate tax rate from 19% to 25% effective April 1, 2023. The 29.3% effective tax rate for the year ended April 30, 2022, was increased by a similar $21.4 million nonrecurring, noncash US GAAP deferred tax expense relating to the UK statutory tax rate increase described above.
Excluding the UK rate change, the tax implications of certain restructuring and related actions, and other unusual items, the Non-GAAP Adjusted Effective Tax Rate for the year ended April 30, 2023, was 17.9%. The Non-GAAP Adjusted Effective Tax Rate for the year ended April 30, 2022, excluding the impact of the UK statutory rate change, was 20.4%. The decrease in the Non-GAAP Adjusted Effective Tax Rate before these items was primarily due to a more favorable mix of earnings by jurisdiction for the year ended April 30, 2023.
Diluted Earnings Per Share (EPS):
Diluted earnings per share for the year ended April 30, 2023, was $0.31 per share compared to $2.62 per share in the prior year. This decrease was due to lower operating income and, to a lesser extent, higher interest expense and lower other income. These were partially offset by a lower provision for income taxes and, to a lesser extent, an increase in the gain on sale of businesses and certain assets, and foreign exchange transaction gains.
Below is a reconciliation of our US GAAP EPS to Non-GAAP Adjusted EPS. The amount of the pretax and the related income tax impact for the adjustments included in the table below are presented in the section above, “Provision for Income Taxes.”

	Year Ended April 30,
	2023	2022
US GAAP EPS	$0.31	$2.62
Adjustments:
Impairment of goodwill	1.77	—
Legal settlement	0.05	—
Pension income related to the wind up of the Russia plan	(0.02)	—
Restructuring and related charges (credits)	0.66	(0.02)
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	0.01	0.02
Amortization of acquired intangible assets	1.21	1.21
Gain on sale of businesses and certain assets	(0.11)	(0.05)
Income tax adjustments	(0.04)	0.38
Non-GAAP Adjusted EPS	$3.84	$4.16
On a constant currency basis, Adjusted EPS decreased 8% primarily due to an increase in interest expense, lower pension income, and lower Adjusted OI. These were partially offset by a lower provision for income taxes.

Index
SEGMENT OPERATING RESULTS:

	Year Ended April 30,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
RESEARCH	2023	2022
Revenue:
Research Publishing (1)	$926,773	$963,715	(4)%	(1)%
Research Solutions (1)	153,538	147,628	4%	7%
Total Research	1,080,311	1,111,343	(3)%	—%

Cost of Sales	286,361	300,373	5%	2%
Operating Expenses	463,731	468,012	1%	(4)%
Amortization of Intangibles	46,235	47,731	3%	(1)%
Restructuring Charges (see Note 7)	2,182	238	#	#

Contribution to Profit	281,802	294,989	(4)%	(4)%
Restructuring Charges (see Note 7)	2,182	238	#	#
Adjusted Contribution to Profit	283,984	295,227	(4)%	(3)%
Depreciation and Amortization	93,008	94,899	2%	(1)%
Adjusted EBITDA	$376,992	$390,126	(3)%	(2)%
Adjusted EBITDA Margin	34.9%	35.1%
# Not meaningful

(1)	As previously announced in May 2022, our revenue by product type previously referred to as Research Platforms was changed to Research Solutions. Research Solutions includes infrastructure and publishing services that help societies and corporations thrive in a complex knowledge ecosystem. In addition to Platforms (Atypon), certain product offerings such as corporate sales which included the recent acquisitions of Madgex Holdings Limited (Madgex), and Bio-Rad Laboratories Inc.’s Informatics products (Informatics) that were previously included in Research Publishing moved to Research Solutions to align with our strategic focus. Research Solutions also includes product offerings related to certain recent acquisitions such as J&J, and EJP. Prior period results have been revised to the new presentation. There were no changes to the total Research segment or our consolidated financial results. The revenue reclassified was $93.3 million and $80.3 million for the years ended April 30, 2022 and 2021, respectively.
Revenue:
Research revenue for the year ended April 30, 2023 decreased $31.0 million, or 3%, as compared with the prior year. On a constant currency basis, revenue was flat as compared with the prior year. Excluding revenue from acquisitions, organic revenue decreased 1% on a constant currency basis. This decrease was primarily due to lower article volume in Research Publishing, notably in Hindawi, and to a lesser extent corporate spending headwinds in Research Solutions. Starting in the three months ended January 31, 2023, open access publishing was adversely impacted by the publishing pause in a Hindawi special issues program. The program was suspended temporarily due to the presence in certain special issues of compromised articles. As a result, Hindawi revenue for the year ended April 30, 2023 decreased $3.0 million on a constant currency basis as compared with the prior year. We have closed four Hindawi journals and retracted over 1,700 articles. We expect a decrease in fiscal year 2024 revenue of $30 to $35 million due to this disruption.
Excluding Hindawi, Wiley’s Research revenue for the year ended April 30, 2023 on a constant currency basis was flat as compared with the prior year. Open access article output was flat for the year ended April 30, 2023, as compared with the prior year. Excluding Hindawi, open access article output growth was approximately 6% for the year ended April 30, 2023.

Index
Adjusted EBITDA:
On a constant currency basis, Adjusted EBITDA decreased 2% as compared with the prior year. This decrease was primarily due to investments to optimize and scale publishing and solutions, higher employment costs and, to a lesser extent, travel and entertainment costs due to the resumption of in-person activities. These were partially offset by lower royalty costs largely due to the product mix. We expect a decrease in fiscal year 2024 Adjusted EBITDA of $25 to $30 million due to the Hindawi disruption as described above.

	Year Ended April 30,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
ACADEMIC:	2023	2022
Revenue:
Academic Publishing	$481,752	$531,705	(9)%	(7)%
University Services	208,656	227,407	(8)%	(8)%
Total Academic Revenue	690,408	759,112	(9)%	(7)%

Cost of Sales	286,647	309,220	7%	6%
Operating Expenses	312,159	333,098	6%	4%
Impairment of Goodwill (see Note 11)	99,800	—	#	#
Amortization of Intangibles	23,323	25,547	9%	9%
Restructuring Charges (Credits) (see Note 7)	10,366	(470)	#	#

Contribution to Profit	(41,887)	91,717	#	#
Restructuring Charges (Credits) (see Note 7)	10,366	(470)	#	#
Impairment of Goodwill (see Note 11)	99,800	—	#	#
Adjusted Contribution to Profit	68,279	91,247	(25)%	(23)%
Depreciation and Amortization	79,741	81,721	2%	1%
Adjusted EBITDA	$148,020	$172,968	(14)%	(13)%
Adjusted EBITDA Margin	21.4%	22.8%
# Not meaningful
Revenue:
Academic revenue decreased $68.7 million, or 9%, as compared with the prior year. On a constant currency basis, revenue decreased 7% as compared with prior year. Excluding revenue from acquisitions, organic revenue decreased 8% on a constant currency basis. This decrease was primarily due to a decrease in Academic Publishing due to a decline in print, partially offset by an increase in digital courseware. University Services revenue decreased primarily due to continued online enrollment challenges, and lower tuition share in services. For the year ended April 30, 2023, University Services experienced a 5% decline in online enrollment.
Adjusted EBITDA:
On a constant currency basis, Adjusted EBITDA decreased 13% as compared with the prior year. This decrease was primarily due to lower revenues and, to a lesser extent, inflationary impacts on inventory, and higher technology and distribution costs. These were partially offset by expense savings from restructuring activities, and lower annual incentive compensation.

Index

	Year Ended April 30,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
TALENT:	2023	2022
Total Talent Revenue	$249,181	$212,473	17%	24%

Cost of Sales	119,533	91,065	(31)%	(40)%
Operating Expenses	86,032	85,891	—%	(5)%
Amortization of Intangibles	15,203	11,558	(32)%	(35)%
Restructuring Charges (see Note 7)	3,009	23	#	#

Contribution to Profit	25,404	23,936	6%	10%
Restructuring Charges (see Note 7)	3,009	23	#	#
Accelerated Amortization of an Intangible Asset	4,594	—	#	#
Adjusted Contribution to Profit	33,007	23,959	38%	41%
Depreciation and Amortization	19,448	21,997	12%	7%
Adjusted EBITDA	$52,455	$45,956	14%	18%
Adjusted EBITDA Margin	21.1%	21.6%
# Not meaningful
Revenue:
Talent revenue increased $36.7 million, or 17%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 24% as compared with prior year. This increase was primarily due to double-digit growth in placements and, to a lesser extent, an increase in assessments (corporate training), partially offset by a decrease in corporate learning. For the year ended April 30, 2023, we delivered approximately 18% growth in talent placements in talent development (Wiley Edge).
Adjusted EBITDA:
On a constant currency basis, Adjusted EBITDA increased 18% as compared with the prior year. This was due to revenue, partially offset by increased inflationary impacts on placements, and investments to scale talent development (Wiley Edge).
CORPORATE EXPENSES:
Corporate expenses for the year ended April 30, 2023, increased $18.1 million, or 9%, as compared with the prior year. On a constant currency basis and excluding restructuring charges (credits) and a legal settlement, these expenses decreased 7% as compared with the prior year. On a constant currency basis, Adjusted EBITDA decreased 8% as compared with the prior year. This was primarily due to lower employee related costs, including lower annual incentive compensation for fiscal year 2023.
FISCAL YEAR 2022 AS COMPARED TO FISCAL YEAR 2021 SUMMARY RESULTS
Revenue:
Revenue for the year ended April 30, 2022, increased $141.4 million, or 7%, as compared with the prior year on a reported and on a constant currency basis including contributions from acquisitions. Excluding the contributions from acquisitions, revenue increased 5% on a constant currency basis.
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.

Index
Cost of Sales:
Cost of sales for the year ended April 30, 2022, increased $75.3 million, or 12%, as compared with the prior year. On a constant currency basis, cost of sales increased 11% as compared with the prior year. This increase was primarily due to higher employee costs and, to a lesser extent, higher student acquisition costs in Academic and increased royalty costs in Research.
Operating and Administrative Expenses:
Operating and administrative expenses for the year ended April 30, 2022, increased $56.9 million, or 6%, as compared with the prior year. On a constant currency basis, operating and administrative expenses increased 5% as compared with the prior year primarily reflecting higher editorial costs due to additional resources to support investments in growth, technology costs to support growth initiatives, higher advertising and marketing costs and, to a lesser extent, higher employee-related costs.
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
Amortization of Intangible Assets:
Amortization of intangible assets was $84.8 million for the year ended April 30, 2022, an increase of $10.2 million, or 14%, as compared with the prior year. On a constant currency basis, amortization of intangible assets increased 13% as compared with the prior year primarily due to the intangibles acquired as part of the Hindawi acquisition completed in fiscal year 2021 and, to a lesser extent, other acquisitions completed in fiscal year 2022, partially offset by the completion of amortization of certain acquired intangible assets. See Note 4, “Acquisitions and Divestitures” for more details on our acquisitions.
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
Income Tax Impact of Adjustments(1):
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

Index

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
The effective tax rate was 29.3% for the year ended April 30, 2022, compared to 15.7% for the year ended April 30, 2021. Our effective tax rate for the year ended April 30, 2022, was increased by $21.4 million due to an increase in the UK statutory rate during the three months ended July 31, 2021. On June 10, 2021, the UK announced an increase to its statutory corporate income tax rate from 19% to 25% effective April 1, 2023, resulting in this nonrecurring, noncash US GAAP deferred tax expense. The 15.7% tax expense rate for the year ended April 30, 2021, benefited by $14.0 million from provisions in the Coronavirus Aid Relief and Economic Security Act (the CARES Act) and certain regulations issued in late July 2020, which enabled us to carry certain net operating losses back to a year with a higher statutory tax rate.
Excluding the expense from the UK rate change, the Non-GAAP Adjusted Effective Tax Rate for the year ended April 30, 2022, was 20.4%. The Non-GAAP Adjusted Effective Tax Rate for the year ended April 30, 2021, excluding the impact of the UK statutory rate change, the CARES Act, and state tax expense from rate changes, was 21.3%. The Non-GAAP Adjusted Effective Tax Rate before these items decreased because the year ended April 30, 2021, included US state tax expenses from our expanded presence due to employees working in additional locations given the COVID-19 pandemic.
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

Index
SEGMENT OPERATING RESULTS:

	Year Ended April 30,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
RESEARCH:	2022	2021
Revenue:
Research Publishing (1)	$963,715	$892,176	8%	8%
Research Solutions (1)	147,628	123,173	20%	20%
Total Research Revenue	1,111,343	1,015,349	9%	9%

Cost of Sales	300,373	275,377	(9)%	(8)%
Operating Expenses	468,012	429,916	(9)%	(9)%
Amortization of Intangible Assets	47,731	37,033	(29)%	(28)%
Restructuring Charges (Credits) (see Note 7)	238	(36)	#	#

Contribution to Profit	294,989	273,059	8%	9%
Restructuring Charges (Credits) (see Note 7)	238	(36)	#	#
Adjusted Contribution to Profit	295,227	273,023	8%	9%
Depreciation and Amortization	94,899	83,866	(13)%	(13)%
Adjusted EBITDA	$390,126	$356,889	9%	10%
Adjusted EBITDA Margin	35.1%	35.1%
# Not meaningful

(1)	As previously announced in May 2022, our revenue by product type previously referred to as Research Platforms was changed to Research Solutions. Research Solutions includes infrastructure and publishing services that help societies and corporations thrive in a complex knowledge ecosystem. In addition to Platforms (Atypon), certain product offerings such as corporate sales which included the recent acquisitions of Madgex Holdings Limited (Madgex), and Bio-Rad Laboratories Inc.’s Informatics products (Informatics) that were previously included in Research Publishing moved to Research Solutions to align with our strategic focus. Research Solutions also includes product offerings related to certain recent acquisitions such as J&J, and EJP. Prior period results have been revised to the new presentation. There were no changes to the total Research segment or our consolidated financial results. The revenue reclassified was $93.3 million and $80.3 million for the years ended April 30, 2022 and 2021, respectively.
Revenue:
Research revenue for the year ended April 30, 2022 increased $96.0 million, or 9%, as compared with the prior year on a reported and constant currency basis. Excluding revenue from acquisitions, organic revenue increased 5% on a constant currency basis. This increase was primarily due to an increase in publishing and, to a lesser extent corporate solutions. Research Publishing has continued growth due to Transformational Agreements (read and publish). Excluding the impact from acquisitions, Open Access article output growth was approximately 27% for the year ended April 30, 2022 as compared with the prior year.
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

Index

	Year Ended April 30,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
ACADEMIC:	2022	2021
Revenue:
Academic Publishing	$531,705	$538,643	(1)%	(2)%
University Services	227,407	230,371	(1)%	(1)%
Total Academic Revenue	759,112	769,014	(1)%	(2)%

Cost of Sales	309,220	294,365	(5)%	(5)%
Operating Expenses	333,098	333,858	—%	1%
Amortization of Intangible Assets	25,547	23,786	(7)%	(7)%
Restructuring (Credits) Charges (see Note 7)	(470)	3,457	#	#

Contribution to Profit	91,717	113,548	(19)%	(20)%
Restructuring (Credits) Charges (see Note 7)	(470)	3,457	#	#
Adjusted Contribution to Profit	91,247	117,005	(22)%	(23)%
Depreciation and Amortization	81,721	77,823	(5)%	(5)%
Adjusted EBITDA	$172,968	$194,828	(11)%	(12)%
Adjusted EBITDA Margin	22.8%	25.3%
# Not meaningful
Revenue:
Academic revenue decreased $9.9 million, or 1%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 2% as compared with prior year. Excluding revenue from acquisitions, organic revenue decreased 2% on a constant currency basis. This decrease was due to Academic Publishing due to a decrease in education publishing due to lower US college enrollment and some easing of prior year COVID-19-related favorability for courseware and content and, to a lesser extent, test preparation. This was partially offset by an increase in professional publishing. This decrease was also due University Services due to a decrease in student enrollments. For the year ended April 30, 2022, University Services experienced an 8% decrease in online enrollment.
Adjusted EBITDA:
On a constant currency basis, Adjusted EBITDA decreased 12% as compared with the prior year. This decrease was due to lower revenue, higher student acquisition costs in University Services, and higher print product costs. This was partially offset by lower operating expenses.

Index

	Year Ended April 30,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
TALENT:	2022	2021
Total Talent Revenue	$212,473	$157,138	35%	35%

Cost of Sales	91,065	55,593	(64)%	(63)%
Operating Expenses	85,891	91,833	6%	6%
Amortization of Intangible Assets	11,558	13,866	17%	17%
Restructuring Charges (see Note 7)	23	577	(96)%	(96)%

Contribution to Profit	23,936	(4,731)	#	#
Restructuring Charges (see Note 7)	23	577	(96)%	(96)%
Adjusted Contribution to Profit	23,959	(4,154)	#	#
Depreciation and Amortization	21,997	23,828	8%	7%
Adjusted EBITDA	$45,956	$19,674	#	#
Adjusted EBITDA Margin	21.6%	12.5%
# Not meaningful
Revenue:
Talent revenue increased $55.3 million, or 35%, as compared with the prior year on a reported and constant currency basis. This increase was primarily due to an increase in placements in talent development (Wiley Edge) and, to a lesser extent, driven by a strong recovery in assessments (corporate training) from prior year COVID-19 lockdown impacts. For the year ended April 30, 2022, we delivered approximately 112% growth in IT talent placements in talent development (Wiley Edge).
Adjusted EBITDA:
On a constant currency basis, Adjusted EBITDA increased $26.3 million as compared with the prior year. This was due to an increase in revenue, partially offset by higher employee-related costs due to increased investments to accelerate growth in talent development (Wiley Edge).
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

Index
FISCAL YEAR 2024 TRANSITION YEAR OUTLOOK
Wiley has announced strategic actions that will focus Wiley on its strongest and most profitable businesses and large market opportunities in Research and Learning. We are divesting non-core education businesses, including University Services (known as online program management), Wiley Edge (formerly Talent Development) and CrossKnowledge. These assets will be reported as businesses held for sale starting in the first quarter of fiscal year 2024. We will be streamlining our organization and rightsizing our cost structure to reflect these portfolio actions. The benefits of these actions will be realized in fiscal year 2025 and fiscal year 2026.
Wiley’s fiscal year 2024 outlook excludes businesses held for sale: University Services, Wiley Edge (Talent Development), and CrossKnowledge, as well as those businesses sold in fiscal year 2023 (test prep and advancement courses). Collectively, these businesses generated $393 million of revenue (19% of our consolidated revenue) and $43 million of Adjusted EBITDA (10% of our consolidated Adjusted EBITDA) in fiscal year 2023.

Wiley’s go-forward reporting structure will consist of two reportable segments: (1) Research and (2) Learning, as well as a Corporate expense category (no change), which includes certain costs that are not allocated to the reportable segments. Research is unchanged with reporting lines of Research Publishing and Research Solutions. Learning will include reporting lines of Academic (education publishing) and Professional (professional publishing and assessments). Wiley will begin to report on this structure in the first quarter of fiscal year 2024.

(amounts in millions, except Adjusted EPS)

Metric	Fiscal Year 2023 All Company	Fiscal Year 2023 Ex-Divestitures	Fiscal Year 2024 Outlook Ex-Divestitures
Adjusted Revenue (1)	$2,020	$1,627	$1,580 to $1,630
Research		$1,080	Flat (+3% ex-Hindawi)
Learning		$547	Down low single digits
Adjusted EBITDA (1)	$422	$379	$305 to $330
Adjusted EPS (1)	$3.84	$3.48	$2.05 to $2.40

(1)
Wiley’s fiscal year 2024 outlook (“Adjusted Revenue,” “Adjusted EBITDA,” and “Adjusted EPS”) exclude businesses held for sale, including University Services, Wiley Edge (formerly Talent Development), and CrossKnowledge, as well as those sold in fiscal year 2023, Test Prep and Advancement Courses.

Fiscal Year 2024 Transition Year Outlook
•Adjusted Revenue – Projected year-over-year performance excluding divestitures primarily due to the Hindawi special issues publishing pause and continued softness in consumer and corporate spending. Research revenue is expected to be flat. Excluding Hindawi, our base business is anticipated to grow 3% driven by open access and solutions. In Learning, we are anticipating a low-single decline. We expect steadier market conditions in professional publishing than we saw in fiscal year 2023, but enrollment and print demand remain constrained in higher education, offsetting a modest growth expectation in our professional line. Note, this is a new metric defined as revenue adjusted to exclude businesses held for sale or sold.
•Adjusted EBITDA – Projected year-over-year decline excluding divestitures primarily due to projected revenue performance, notably Hindawi, particularly in the first half of the year, and to a lesser extent the Learning revenue decline. Other contributors include higher employment costs, notably a standard reset of incentive compensation after fiscal year 2023 underperformance ($30 million of Adjusted EBITDA impact) and wage inflation ($20 million of Adjusted EBITDA impact). Wiley is implementing its multi-year business optimization program by expanding its scope to drive operating efficiency and modernization while reducing corporate overhead. Wiley’s Adjusted EBITDA margin for its go-forward business is projected to be 19-20%, down from 23.3% in fiscal year 2023. The Company expects to more than recover its fiscal 2023 margin of 23.3% as it exits fiscal year 2024 and progress from there in fiscal year 2025 and fiscal year 2026.
•Adjusted EPS – Projected year-over-year decline excluding divestitures due to lower projected Adjusted EBITDA, and further impacted by $0.42 of non-operational items including a higher tax rate (-$0.21/share), pension expense (-$0.11/share), and interest expense (-$0.10/share). Our Adjusted Effective Tax Rate is expected to rise from 17.9% in fiscal year 2023 to approximately 25% in fiscal year 2024. Wiley’s higher tax rate is primarily due to a less favorable mix of earnings by country and an increase in the UK statutory rate. Wiley froze its US and UK pension programs in 2015, and they are approximately 90% funded.

Index
Wiley is not providing a Free Cash Flow outlook due to the uncertainty around both the timing of divestitures and the size and scope of restructuring payments.
In August 2022, the White House Office of Science and Technology Policy (OSTP) issued guidance for US federal agencies to make federally funded research freely available starting no later than December 31, 2025, without an embargo. For reference, approximately 10% of Wiley’s published articles today are funded by US federal departments impacted by this guidance, and approximately 27% of those articles are already open access. Wiley has been working for several years with the OSTP and other stakeholders around the world to support the orderly transition to open research. This new guidance is aligned with Wiley’s stated strategy and mission and is supported by the growth the Company is seeing in open research publishing. Wiley supports multiple publishing models to execute against the industry’s shared objective of unlocking access to scientific research and improving the efficiency of peer review and publication. Those models include journal subscriptions (“pay to read”), transformational agreements (“pay to read and publish”), and open access (“pay to publish”). In the past three years, our open access revenues, including from transformational agreements, have increased from less than 9% of total Research Publishing revenues to approximately 32% today. Based on our assessment of the guidance, we do not believe it will have a material financial impact on our Company.
LIQUIDITY AND CAPITAL RESOURCES:
Principal Sources of Liquidity

We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing, and financing needs in the foreseeable future. Operating cash flow provides the primary source of cash to fund operating needs and capital expenditures. Excess operating cash is used to fund shareholder dividends. Other discretionary uses of cash flow include share repurchases and acquisitions to complement our portfolio of businesses. As necessary, we may supplement operating cash flow with debt to fund these activities. The overall cash position of the Company reflects our durable business results and a global cash management strategy that considers liquidity management, economic factors and tax considerations. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure to any financial institution.
As of April 30, 2023, we had cash and cash equivalents of $106.7 million, of which approximately $104.6 million, or 98%, was located outside the US. Maintenance of these cash and cash equivalent balances outside the US does not have a material impact on the liquidity or capital resources of our operations. We intend to repatriate earnings from our non-US subsidiaries, and to the extent we repatriate these funds to the US, we will be required to pay income taxes in various US state and local jurisdictions and applicable non-US withholding or similar taxes in the periods in which such repatriation occurs. Accordingly, as of April 30, 2023, we have recorded an approximately $2.8 million deferred tax liability related to the estimated taxes that would be incurred upon repatriating certain non-US earnings to the US.
On November 30, 2022, we entered into the second amendment to the Third Amended and Restated Credit Agreement (collectively, the Amended and Restated CA). See Note 14, “Debt and Available Credit Facilities” for more details on the amendment. The Amended and Restated CA provided for senior unsecured credit facilities comprised of a (i) five-year revolving credit facility in an aggregate principal amount up to $1.115 billion, (ii) a five-year term loan A facility consisting of $200 million, and (iii) $185 million aggregate principal amount revolving credit facility through May 2024.

Index
As of April 30, 2023, we had approximately $748.3 million of debt outstanding, net of unamortized issuance costs of $0.7 million, and approximately $749.5 million of unused borrowing capacity under our Amended and Restated CA and other facilities. Our Amended and Restated CA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of April 30, 2023.
Contractual Obligations and Commercial Commitments
A summary of contractual obligations and commercial commitments, excluding unrecognized tax benefits further described in Note 13, “Income Taxes,” of the Notes to Consolidated Financial Statements, as of April 30, 2023 is as follows:

	Payments Due by Period (in millions)
	Total	Within Year 1	2–3 Years	4–5 Years	After 5 Years
Total debt(1)	$749.0	$5.0	$35.0	$709.0	$—
Interest on debt(2)	164.3	33.9	74.4	56.0	—
Non-cancellable leases	171.5	26.5	48.5	32.3	64.2
Minimum royalty obligations	385.5	98.1	147.5	93.6	46.3
Other operating commitments	85.2	51.4	33.7	0.1	—
Total	$1,555.5	$214.9	$339.1	$891.0	$110.5

(1)	Total debt is exclusive of unamortized issuance costs of $0.7 million.
(2)
Interest on debt includes the effect of our interest rate swap agreements and the estimated future interest payments on our unhedged variable rate debt, assuming that the interest rates as of April 30, 2023 remain constant until the maturity of the debt.

Analysis of Historical Cash Flow
The following table shows the changes in our Consolidated Statements of Cash Flows:

	Years Ended April 30,
	2023	2022	2021
Net cash provided by operating activities	$277,071	$339,100	$359,923
Net cash used in investing activities	(98,398)	(194,024)	(433,154)
Net cash used in financing activities	(168,568)	(131,638)	(47,086)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	$(3,570)	$(7,070)	$11,629
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

Index
Free Cash Flow Less Product Development Spending:

	Years Ended April 30,
	2023	2022	2021
Net cash provided by operating activities	$277,071	$339,100	$359,923
Less: Additions to technology, property and equipment	(81,155)	(88,843)	(77,407)
Less: Product development spending	(22,958)	(27,015)	(25,954)
Free cash flow less product development spending	$172,958	$223,242	$256,562
Net Cash Provided By Operating Activities
2023 compared to 2022
The following is a summary of the $62.0 million change in Net cash provided by operating activities for the year ended April 30, 2023, as compared with the year ended April 30, 2022 (amounts in millions).

Net cash provided by operating activities – Year ended April 30, 2022	$339.1
Net income adjusted for items to reconcile net income to net cash provided by operating activities, which would include such noncash items as depreciation and amortization, impairment of goodwill, restructuring and related charges (credits), and the change in deferred taxes	(27.8)
Working capital changes:
Accounts receivable, net and contract liabilities	6.6
Accounts payable and accrued royalties	6.5
Changes in other assets and liabilities	(47.3)
Net cash provided by operating activities – Year ended April 30, 2023	$277.1
The favorable change in accounts receivable, net and contract liabilities was primarily due to the timing of collections and billings with customers.
The favorable change in accounts payable and accrued royalties was due to the timing of payments.
The unfavorable changes in other assets and liabilities noted in the table above was primarily due to higher restructuring payments in fiscal year 2023, and lower employee related costs due to lower annual incentive compensation for fiscal year 2023.
Our negative working capital (current assets less current liabilities) was $354.3 million and $418.6 million as of April 30, 2023 and April 30, 2022, respectively. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions for which cash has been collected in advance. The contract liabilities will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of April 30, 2023 and as of April 30, 2022 include contract liabilities of $504.7 million and $538.1 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.
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

Index

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
Net Cash Used In Investing Activities
2023 Compared to 2022
Net cash used in investing activities in the year ended April 30, 2023 was $98.4 million compared to $194.0 million in the prior year. The decrease in cash used in investing activities was primarily due to a decrease of $68.4 million in cash used to acquire businesses. Additionally, cash proceeds related to the sale of businesses and certain assets increased $12.2 million. See Note 4, “Acquisitions and Divestitures” for more information related to the acquisitions and divestitures that occurred in the years ended April 30, 2023 and 2022. For additions of technology, property, and equipment and product development spending decreased $7.7 million and $4.1 million, respectively.
2022 Compared to 2021
Net cash used in investing activities in the year ended April 30, 2022 was $194.0 million compared to $433.2 million in the prior year. The decrease in cash used in investing activities was due to a decrease of $224.2 million in cash used to acquire businesses. See Note 4, “Acquisitions and Divestitures” for more information related to the acquisitions that occurred in the years ended April 30, 2022 and 2021. Additionally, cash outflows for the acquisitions of publication rights and other activities decreased $24.0 million. This was partially offset by an increase of $11.4 million for additions of technology, property, and equipment.

Index
Net Cash Used In Financing Activities
2023 Compared to 2022
Net cash used in financing activities in the year ended April 30, 2023 was $168.6 million compared to $131.6 million in the year ended April 30, 2022. This change was primarily due to an increase in net debt repayments of $27.9 million and, to a lesser extent, a $5.0 million increase in cash used for purchases of treasury shares, and $4.5 million of cash used for costs related to the second amendment of the Amended and Restated CA.
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
Dividends and Share Repurchases
In the year ended April 30, 2023, we increased our quarterly dividend to shareholders to $1.39 per share annualized versus $1.38 per share annualized in the prior year.
In the year ended April 30, 2022, we increased our quarterly dividend to shareholders to $1.38 per share annualized versus $1.37 per share annualized in the prior year.
During the year ended April 30, 2020, our Board of Directors approved an additional share repurchase program of $200 million of Class A or B Common Stock. As of April 30, 2023, we had authorization from our Board of Directors to purchase up to $162.5 million that was remaining under this program. During the years ended April 30, 2023 and 2022, we purchased $35.0 million and $2.5 million, respectively, under this program. No share repurchases were made under this program during the year ended April 30, 2021. The share repurchase program described above is in addition to the share repurchase program approved by our Board of Directors during the year ended April 30, 2017 of four million shares of Class A or B Common Stock. As of April 30, 2022, no additional shares were remaining under this program for purchase.
The following table summarizes the shares repurchased of Class A and B Common Stock (shares in thousands):

	Years Ended April 30,
	2023	2022	2021
Shares repurchased – Class A	831	542	308
Shares repurchased – Class B	1	2	2
Average Price – Class A and Class B	$42.07	$55.14	$50.93
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

Index
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
In Part II, Item 8, “Financial Statements and Supplementary Data,” see Note 4, “Acquisitions and Divestitures” of the Notes to Consolidated Financial Statements for details of our acquisitions.
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
Fiscal Year 2023 and 2022 Annual Goodwill Impairment Test
As of February 1, 2023, we completed a quantitative assessment for our annual goodwill impairment test for our University Services reporting unit. We concluded that the fair value of the reporting unit was above the carrying value and, therefore, there was no indication of impairment. For our other reporting units, we performed a qualitative assessment by reporting unit as of February 1, 2023. This assessment included consideration of key factors including macroeconomic conditions, industry and market considerations, cost factors, financial performance, and other relevant entity and reporting unit-specific events. Based on our qualitative assessment, we determined it was not more likely than not that the fair value of any reporting unit was less than its carrying amount. As such, it was not necessary to perform a quantitative test. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed as of February 1, 2023.
As of February 1, 2022, we completed a quantitative assessment for our annual goodwill impairment test for our reporting units. We concluded that the fair values of our reporting units were above their carrying values and, therefore, there was no indication of impairment.
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

Index
Changes in any of these assumptions could materially impact the estimated fair value of our reporting units. As noted below, the University Services reporting unit incurred an interim goodwill impairment. If the University Services reporting unit fair value decreases further in future periods, we could potentially have an additional impairment which would be limited to the remaining allocated goodwill of approximately $11 million as of April 30, 2023. Our forecasts take into account the near and long-term expected business performance, considering the long-term market conditions and business trends within the reporting units. However, changes in these assumptions may impact our ability to recover the allocated goodwill in the future. For further discussion of the factors that could result in a change in our assumptions, see “Risk Factors” in this Annual Report on Form 10-K.
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
Fiscal Year 2023 Segment Realignment Goodwill Impairment Test

In the third quarter of fiscal year 2023, we began to operate under a new organizational structure, which resulted in a change in our composition of our reportable segments, which resulted in a change in our reporting units. See Note 20, “Segment Information,” for more details. The Academic reportable segment includes two reporting units, Academic Publishing and University Services, and the Talent reportable segment includes two reporting units, Talent Development and Professional Learning. No changes were made to the Research reportable segment. As a result of this realignment, we are required to test goodwill for impairment immediately before and after the realignment. Since there were no changes to the Research reportable segment, no interim impairment test of the Research reportable segment goodwill was required.

We estimated the fair value of the reporting units using a weighting of fair values derived from an income and a market approach. Under the income approach, we determined the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our best estimates of forecasted economic and market conditions over the period including growth rates, expected changes in operating cash flows. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. The market approach estimates fair value based on market multiples of current and forward 12-month revenue or EBITDA, as applicable, derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.

Index
Goodwill Impairment Before Realignment

Prior to the realignment, we concluded that the fair value of the Academic & Professional Learning reporting unit was above its carrying value. Therefore, there was no indication of impairment. The carrying value of the Education Services reporting unit was above its fair value which resulted in a pretax non-cash goodwill impairment of $31.0 million. This charge is reflected in Impairment of goodwill in the Consolidated Statements of Income.

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

The key assumptions underlying the estimate of the fair value of the Education Services reporting unit included the following:

•Future cash flow assumptions – the projections for future cash flows utilized in the model were derived from historical experience and assumptions regarding future growth and profitability of the reporting unit. These projections include forecasted revenues and related growth rates, and forecasted operating cash flows, and are consistent with our operating budget and strategic plan. We applied a compounded annual growth rate of approximately 8.5% for forecasted sales in our projected cash flows through fiscal year 2036. Beyond the forecasted period, a terminal value was determined using a perpetuity growth rate of 3.0% to reflect our estimate of stable and perpetual growth.
•Discount rate based on the weighted average cost of capital (WACC) – the WACC is the rate used to discount the reporting unit’s estimated future cash flows. The WACC is calculated based on a proportionate weighting of the cost of debt and equity. The cost of equity is based on a capital asset pricing model and includes a company-specific risk premium to capture the perceived risks and uncertainties associated with the reporting unit’s projected cash flows. The cost of debt component is calculated based on the after-tax cost of debt of Moody’s Baa-rated corporate bonds. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the Education Services reporting unit. The WACC applied to the Education Services reporting unit was 15%.
•Valuation Multiples – for the Guideline Public Company Method, we applied relevant current and forward 12-month revenue multiples based on an evaluation of multiples of publicly-traded companies with similarities to the Education Services reporting unit. The multiples applied ranged from 1.1x to 1.2x revenue.

The following hypothetical changes in the valuation of the Education Services reporting unit would have impacted the goodwill impairment as follows (absent of any related impact in discount rates applies):

•A hypothetical 1% increase to revenue growth and EBITDA margins would have reduced the impairment charge by approximately $30 million.
•A hypothetical 1% decrease to revenue growth and EBITDA margins would have increased the impairment charge by approximately $25 million.

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

Goodwill Impairment After Realignment

After the realignment, we concluded that the fair value of the Academic Publishing, Talent Development and Professional Learning reporting units were above their carrying values. Therefore, there was no indication of impairment. The carrying value of the University Services reporting unit was above its fair value which resulted in a pretax non-cash goodwill impairment of $68.8 million. This charge is reflected in Impairment of goodwill in the Consolidated Statements of Income.

Index
University Services was adversely impacted by market conditions and headwinds for online degree programs which led to a decline in projected enrollments from existing partners, pricing pressures and revenue share concessions, and a decline in new partner additions over both the short-term and long-term which adversely impacted forecasted revenue growth and operating cash flows.

The key assumptions underlying the estimate of the fair value of the University Services reporting unit included the following:

•Future cash flow assumptions – the projections for future cash flows utilized in the model were derived from historical experience and assumptions regarding future growth and profitability of the reporting unit. These projections include forecasted revenues and related growth rates, and forecasted operating cash flows, and are consistent with our operating budget and strategic plan. We applied a compounded annual growth rate of approximately 3.7% for forecasted sales in our projected cash flows through fiscal year 2036. Beyond the forecasted period, a terminal value was determined using a perpetuity growth rate of 3.0% to reflect our estimate of stable and perpetual growth.
•Discount rate based on the weighted average cost of capital (WACC) – the WACC is the rate used to discount the reporting unit’s estimated future cash flows. The WACC is calculated based on a proportionate weighting of the cost of debt and equity. The cost of equity is based on a capital asset pricing model and includes a company-specific risk premium to capture the perceived risks and uncertainties associated with the reporting unit’s projected cash flows. The cost of debt component is calculated based on the after-tax cost of debt of Moody’s Baa-rated corporate bonds. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the University Services reporting unit. The WACC applied to the University Services reporting unit was 11.0%.
•Valuation Multiples – for the Guideline Public Company Method, we applied relevant current and forward 12-month EBITDA multiples based on an evaluation of multiples of publicly-traded companies with similarities to the University Services reporting unit. The multiples applied ranged from 6.0x to 7.0x EBITDA.

The following hypothetical changes in the valuation of the University Services reporting unit would have impacted the goodwill impairment as follows (absent of any related impact in discount rates applies):

•A hypothetical 1% increase to revenue growth and EBITDA margins would have reduced the impairment charge by approximately $15 million.
•A hypothetical 1% decrease to revenue growth and EBITDA margins would have increased the impairment charge by approximately $12 million.
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
Fiscal Year 2023 and 2022 Annual Indefinite-lived Intangible Impairment Test
We also review our indefinite-lived intangible assets for impairment annually, which consists of brands and trademarks and certain acquired publishing rights.
For fiscal year 2023, we performed a qualitative assessment for our annual indefinite-lived intangible assets impairment test. This assessment included consideration of key factors including macroeconomic conditions, industry and market considerations, cost factors, financial performance, and other relevant entity and reporting unit-specific events. Based on our qualitative assessment, we determined it was not more likely than not that the fair value of any indefinite-lived intangible asset was less than its carrying amount. As such, it was not necessary to perform a quantitative test.

Index
For fiscal year 2022, we estimated the fair value of these indefinite-lived intangible assets using a relief from royalty method under an income approach. The key assumptions for this method were revenue projections, a royalty rate as determined by management in consultation with valuation experts, and a discount rate. We concluded that the fair values of these indefinite-lived intangible assets were above their carrying values and therefore, there was no indication of impairment.
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
The discount rates for the US, Canada, and UK pension plans are based on the derivation of a single-equivalent discount rate using a standard spot rate curve and the timing of expected benefit payments as of the balance sheet date. The spot rate curves are based upon portfolios of corporate bonds rated at Aa or above by a respected rating agency. The discount rate for Germany is based on the expected benefit payments for the sample mixed population plan. The expected long-term rates of return on pension plan assets are estimated using forecasted returns for the asset classifications within the asset portfolio, and a composite return assumption range is determined using a weighted average based on each plan’s target asset allocation percentage. Salary growth and healthcare cost trend assumptions are based on our historical experience and future outlook. While we believe that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense and liabilities related to our defined benefit pension plans. A hypothetical one percent increase in the discount rate would increase net income and decrease the accrued pension liability by approximately $1.2 million and $76.2 million, respectively. A one percent decrease in the discount rate would decrease net income and increase the accrued pension liability by approximately $0.3 million and $89.2 million, respectively. A one percent change in the expected long-term rate of return would affect net income by approximately $5.1 million.

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
On an annual basis, a hypothetical 1% change in interest rates for the $249.1 million of unhedged variable rate debt as of April 30, 2023 would affect net income and cash flow by approximately $2 million.
Foreign Exchange Rates:
Fluctuations in the currencies of countries where we operate outside the US may have a significant impact on financial results. We are primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain currencies in Asia. The statements of financial position of non-US business units are translated into US dollars using period-end exchange rates for assets and liabilities and the Statements of Income are translated into US dollars using weighted-average exchange rates for revenues and expenses. The percentage of consolidated revenue for the year ended April 30, 2023 recognized in the following currencies (on an equivalent US dollar basis) were approximately: 57% US dollar, 24% British pound sterling, 10% euro, and 9% other currencies.
Our significant investments in non-US businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Total Accumulated Other Comprehensive Loss, Net of Tax within Shareholders’ Equity under the caption Foreign currency translation adjustment. During the year ended April 30, 2023, we recorded foreign currency translation gains in Total accumulated other comprehensive loss, net of tax of approximately $3.2 million primarily as a result of the fluctuations of the US dollar relative to the euro and the British pound sterling, partially offset by fluctuations of the US dollar relative to the Australian dollar. During the year ended April 30, 2022, we recorded foreign currency translation (losses) in Total accumulated other comprehensive loss, net of tax of approximately $(71.6) million primarily as a result of the fluctuations of the US dollar relative to the British pound sterling and, to a lesser extent, the euro. During the year ended April 30, 2021, we recorded foreign currency translation gains in Total accumulated other comprehensive loss, net of tax of approximately $82.8 million, primarily as a result of the fluctuations of the US dollar relative to the British pound sterling and, to a lesser extent, the euro.
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
Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no book customer accounts for more than 6% of total consolidated revenue and 10% of accounts receivable at April 30, 2023, the top 10 book customers account for approximately 10% of total consolidated revenue and approximately 20% of accounts receivable at April 30, 2023.

Index
Item 8. Financial Statements and Supplementary Data
The following Consolidated Financial Statements and Notes are filed as part of this report.
John Wiley & Sons, Inc. and Subsidiaries

Index
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
John Wiley & Sons, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. and subsidiaries (the Company) as of April 30, 2023 and 2022, the related consolidated statements of income, comprehensive (loss) income, cash flows, and shareholders’ equity for each of the years in the three-year period ended April 30, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 26, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the sufficiency of audit evidence over certain subscriber and publishing revenue

As discussed in Note 3 to the consolidated financial statements, the Company generated revenue of $926.7 million from Research Publishing Products, including Journal Subscriptions, and $481.8 million from Academic Publishing Products, including Print and Digital Publishing, for the year ended April 30, 2023. The Company uses multiple information technology (IT) systems to record revenue.

Index
We identified the evaluation of the sufficiency of audit evidence over certain Journal Subscription and Print and Digital Publishing revenue as a critical audit matter. Evaluating the sufficiency of audit evidence obtained involved IT professionals with specialized skills and knowledge and required especially subjective auditor judgment because of the multiple revenue recognition processes, IT applications, and data interfaces.

The following are the primary procedures we performed to address this critical audit matter. We performed risk assessment procedures and applied auditor judgment to determine the nature and extent of procedures to be performed over certain Journal Subscription and Print and Digital Publishing revenue, including the determination of the IT systems where those procedures were to be performed based on the nature of the information processed by those systems. We evaluated the design and tested the operating effectiveness of certain internal controls over the related revenue recognition processes. We involved IT professionals with specialized skills and knowledge, who assisted in testing 1) certain general IT controls, and 2) certain application controls within those revenue recognition process, including the interface of relevant revenue data between different IT systems used therein. To assess certain Journal Subscription and Print and Digital Publishing revenue recognized during a portion of the year, we selected a sample and traced the recorded amounts for specific transactions back to underlying documentation. Based on this assessment and prior year revenue, we also developed an expectation of certain Journal Subscription and Print and Digital Publishing revenue recorded for the remainder of the year and compared such expectation to the revenue recorded in the consolidated financial statements. Additionally, for other Journal Subscription and Print and Digital Publishing revenue recognized during the year, we selected a sample and traced the recorded amounts for specific transactions back to underlying documentation. We evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed.

Assessment of fair value of the Education Services and University Services reporting units

As discussed in Note 11 to the consolidated financial statements, in the third quarter of the year ended April 30, 2023, the Company realigned its prior Academic & Professional Learning and Education Services segments into two new customer-centric segments, Academic and Talent. As a result of this change, the Company was required to test goodwill for impairment immediately before and after the realignment. Evaluating goodwill for impairment involves comparing the fair values of the Education Services reporting unit before realignment, and University Services reporting unit after realignment to their respective carrying values. The Company used a combination of an income approach and a market approach to estimate the fair value of its reporting units, which requires the Company to make key assumptions regarding forecasted revenues and related growth rates, forecasted operating cash flows, the discount rates, and the selection of relevant market multiples of comparable publicly traded companies with similar characteristics to each of these reporting units. The Company concluded that the fair values of the Education Services reporting unit pre-realignment and University Services reporting unit post-realignment were below their carrying values and an aggregated impairment loss of $99.8 million was recognized.

We identified the assessment of the fair value of the Education Services and University Services reporting units as a critical audit matter. Testing the Company’s key assumptions described above that were used to estimate the fair value of the Education Services and University Services reporting units, involved a high degree of auditor judgment as changes to those assumptions could have had a significant effect on the Company’s assessment of the fair value.

The following are the primary procedures we performed to address this critical audit matter. We tested certain internal controls over the Company’s goodwill impairment process, including controls related to the development of the key assumptions. We evaluated (1) the revenue growth rates used by the Company to determine forecasted revenues, and (2) forecasted operating cash flows, by comparing them to industry, market and economic reports, and historical results of the Education Services and University Services reporting units. We performed a sensitivity analysis to assess the impact of possible changes to the key assumptions on the measurement date fair value for the Education Services and University Services reporting units. We involved valuation professionals with specialized skills and knowledge, who assisted in:

–evaluating the discount rates by comparing them to (1) a weighted average cost of capital that was independently developed using publicly available market data, including for comparable entities, (2) discount rates used in previous impairment analyses of the Education Services reporting unit, and (3) discount rates utilized in historical acquisitions of the Education Services and University Services reporting units,

Index
–evaluating the long-term revenue growth rates used in the impairment tests by comparing against economic data and information specific to the respective reporting units, including projected long-term nominal and gross domestic product growth, inflation, as well as industry and forecasted growth for guideline public companies,
–evaluating selected market multiples of comparable publicly traded companies with similar characteristics to the reporting units, and
–developing independent estimated fair values of the Education Services and University Services reporting units using the Company’s cash flow forecasts, and independently developed discount rates, long-term revenue growth rates under the income approach, and market multiples under the market approach, and then comparing them to the Company’s fair value estimates.

/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
New York, New York
June 26, 2023

Index
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
John Wiley & Sons, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited John Wiley & Sons, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of April 30, 2023 and 2022, the related consolidated statements of income, comprehensive (loss) income, cash flows, and shareholders’ equity for each of the years in the three-year period ended April 30, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated June 26, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
June 26, 2023

Index
John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
In thousands

	April 30,
	2023	2022
Assets:
Current assets
Cash and cash equivalents	$106,714	$100,397
Accounts receivable, net	310,121	331,960
Inventories, net	30,733	36,585
Prepaid expenses and other current assets	93,711	81,924
Total current assets	541,279	550,866

Technology, property, and equipment, net	247,149	271,572
Intangible assets, net	854,794	931,429
Goodwill	1,204,050	1,302,142
Operating lease right-of-use assets	91,197	111,719
Other non-current assets	170,341	193,967
Total assets	$3,108,810	$3,361,695

Liabilities and shareholders’ equity:
Current liabilities
Accounts payable	$84,325	$77,438
Accrued royalties	113,423	101,596
Short-term portion of long-term debt	5,000	18,750
Contract liabilities	504,695	538,126
Accrued employment costs	80,458	117,121
Short-term portion of operating lease liabilities	19,673	20,576
Other accrued liabilities	87,979	95,812
Total current liabilities	895,553	969,419

Long-term debt	743,292	768,277
Accrued pension liability	86,304	78,622
Deferred income tax liabilities	144,042	180,065
Operating lease liabilities	115,540	132,541
Other long-term liabilities	79,052	90,502
Total liabilities	2,063,783	2,219,426

Shareholders’ equity
Preferred stock, $1 par value: Authorized – 2 million, Issued – 0	—	—
Class A common stock, $1 par value: Authorized – 180 million, Issued – 70,231 and 70,226 as of April 30, 2023 and 2022, respectively	70,231	70,226
Class B common stock, $1 par value: Authorized – 72 million, Issued – 12,951 and 12,956 as of April 30, 2023 and 2022, respectively	12,951	12,956
Additional paid-in capital	469,802	459,297
Retained earnings	1,860,872	1,921,160
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(326,346)	(329,566)
Unamortized retirement costs, net of tax	(206,806)	(182,226)
Unrealized gain on interest rate swaps, net of tax	4,250	3,646
Total accumulated other comprehensive loss, net of tax	(528,902)	(508,146)
Less: treasury shares at cost (Class A – 23,983 and 23,515 as of April 30, 2023 and 2022, respectively, Class B – 3,925 and 3,924 as of April 30, 2023 and 2022, respectively)	(839,927)	(813,224)
Total shareholders’ equity	1,045,027	1,142,269
Total liabilities and shareholders’ equity	$3,108,810	$3,361,695
See accompanying Notes to Consolidated Financial Statements.

Index
John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share information

	For the Years Ended April 30,
	2023	2022	2021
Revenue, net	$2,019,900	$2,082,928	$1,941,501

Costs and expenses
Cost of sales	692,541	700,658	625,335
Operating and administrative expenses	1,037,399	1,079,585	1,022,660
Impairment of goodwill	99,800	—	—
Restructuring and related charges (credits)	49,389	(1,427)	33,310
Amortization of intangible assets	84,881	84,836	74,685
Total costs and expenses	1,964,010	1,863,652	1,755,990

Operating income	55,890	219,276	185,511

Interest expense	(37,745)	(19,802)	(18,383)
Foreign exchange transaction gains (losses)	894	(3,192)	(7,977)
Gain on sale of businesses and certain assets	10,177	3,694	—
Other income, net	3,884	9,685	16,761

Income before taxes	33,100	209,661	175,912
Provision for income taxes	15,867	61,352	27,656

Net income	$17,233	$148,309	$148,256

Earnings per share:
Basic	$0.31	$2.66	$2.65
Diluted	$0.31	$2.62	$2.63

Weighted average number of common shares outstanding:
Basic	55,558	55,759	55,930
Diluted	56,355	56,598	56,461
See accompanying Notes to Consolidated Financial Statements.

Index
John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Dollars in thousands

	For the Years Ended April 30,
	2023	2022	2021
Net income	$17,233	$148,309	$148,256

Other comprehensive income (loss):
Foreign currency translation adjustment	3,220	(71,625)	82,762
Unamortized retirement costs, net of tax benefit (expense) of $5,967, $(13,440), and $(2,103), respectively	(24,580)	45,920	(226)
Unrealized gain on interest rate swaps, net of tax (expense) of $(393), $(2,787), and $(657), respectively	604	8,349	2,171
Total other comprehensive (loss) income	(20,756)	(17,356)	84,707

Comprehensive (loss) income	$(3,523)	$130,953	$232,963
See accompanying Notes to Consolidated Financial Statements.

Index
John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	For the Years Ended April 30,
	2023	2022	2021
Operating activities
Net income	$17,233	$148,309	$148,256
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	99,800	—	—
Amortization of intangible assets	84,881	84,836	74,685
Amortization of product development assets	32,366	35,162	34,365
Depreciation and amortization of technology, property, and equipment	96,006	95,172	91,139
Restructuring and related charges (credits)	49,389	(1,427)	33,310
Stock-based compensation expense	26,504	25,705	21,982
Employee retirement plan expense	26,956	19,146	12,975
Foreign exchange transaction (gains) losses	(894)	3,192	7,977
Gain on sale of businesses and certain assets	(10,217)	(3,694)	—
Other noncash (credits) charges	(6,319)	37,128	35,138
Changes in operating assets and liabilities
Accounts receivable, net	26,757	(26,318)	(7,263)
Inventories, net	(522)	2,311	7,842
Accounts payable and accrued royalties	22,908	16,373	(31,121)
Contract liabilities	(36,529)	9,973	14,164
Restructuring payments	(26,599)	(5,911)	(19,667)
Other accrued liabilities	(48,787)	(13,476)	28,142
Employee retirement plan contributions	(45,985)	(46,729)	(40,676)
Operating lease liabilities	(26,919)	(29,737)	(32,344)
Other	(2,958)	(10,915)	(18,981)
Net cash provided by operating activities	277,071	339,100	359,923
Investing activities
Product development spending	(22,958)	(27,015)	(25,954)
Additions to technology, property, and equipment	(81,155)	(88,843)	(77,407)
Businesses acquired in purchase transactions, net of cash acquired	(7,292)	(75,703)	(299,942)
Proceeds related to the sale of businesses and certain assets	15,585	3,375	—
Acquisitions of publication rights and other	(2,578)	(5,838)	(29,851)
Net cash used in investing activities	(98,398)	(194,024)	(433,154)
Financing activities
Repayments of long-term debt	(1,044,205)	(661,873)	(562,752)
Borrowings of long-term debt	1,005,271	650,877	593,405
Payment of debt issuance costs	(4,493)	—	—
Purchases of treasury shares	(35,000)	(30,000)	(15,765)
Change in book overdrafts	(4,841)	(6,327)	18,398
Cash dividends	(77,298)	(77,205)	(76,938)
Impact of tax withholding on stock-based compensation and other	(8,002)	(7,110)	(3,434)
Net cash used in financing activities	(168,568)	(131,638)	(47,086)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(3,570)	(7,070)	11,629
Cash reconciliation:
Cash and cash equivalents	100,397	93,795	202,464
Restricted cash included in Prepaid expenses and other current assets	330	564	583
Balance at beginning of year	100,727	94,359	203,047
Increase/(decrease) for year	6,535	6,368	(108,688)
Cash and cash equivalents	106,714	100,397	93,795
Restricted cash included in Prepaid expenses and other current assets	548	330	564
Balance at end of year	$107,262	$100,727	$94,359
Cash paid during the year for:
Interest	$36,130	$17,834	$17,171
Income taxes, net of refunds	$50,891	$48,887	$41,064
Noncash items:
Shares issued in connection with the acquisition of a business	$—	$7,363	$—
See accompanying Notes to Consolidated Financial Statements.

Index
John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders’ equity
Balance at April 30, 2020	$70,166	$13,016	$431,680	$1,780,129	$(575,497)	$(785,870)	$933,624
							—
Cumulative effect of change in accounting principle, net of tax	—	—	—	(1,390)	—	—	(1,390)
Restricted shares issued under stock-based compensation plans	—	—	(10,206)	1	—	10,454	249
Impact of tax withholding on stock-based compensation and other	—	—	902	—	—	(4,336)	(3,434)
Stock-based compensation expense	—	—	21,982	—	—	—	21,982
Purchases of treasury shares	—	—	—	—	—	(15,765)	(15,765)
Class A common stock dividends ($1.37 per share)	—	—	—	(67,614)	—	—	(67,614)
Class B common stock dividends ($1.37 per share)	—	—	—	(9,324)	—	—	(9,324)
Common stock class conversions	42	(42)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	148,256	84,707	—	232,963
Balance at April 30, 2021	$70,208	$12,974	$444,358	$1,850,058	$(490,790)	$(795,517)	$1,091,291

Restricted shares issued under stock-based compensation plans	—	—	(12,578)	(2)	—	12,854	274
Issuance of Class A common stock related to the acquisition of a business	—	—	—	—	—	7,363	7,363
Impact of tax withholding on stock-based compensation and other	—	—	814	—	—	(7,924)	(7,110)
Stock-based compensation expense	—	—	26,703	—	—	—	26,703
Purchases of treasury shares	—	—	—	—	—	(30,000)	(30,000)
Class A common stock dividends ($1.38 per share)	—	—	—	(64,724)	—	—	(64,724)
Class B common stock dividends ($1.38 per share)	—	—	—	(12,481)	—	—	(12,481)
Common stock class conversions	18	(18)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	148,309	(17,356)	—	130,953
Balance at April 30, 2022	$70,226	$12,956	$459,297	$1,921,160	$(508,146)	$(813,224)	$1,142,269

Restricted shares issued under stock-based compensation plans	—	—	(16,152)	3	—	16,436	287
Impact of tax withholding on stock-based compensation and other	—	—	137	—	—	(8,139)	(8,002)
Stock-based compensation expense	—	—	26,520	—	—	—	26,520
Purchases of treasury shares	—	—	—	—	—	(35,000)	(35,000)
Class A common stock dividends ($1.39 per share)	—	—	—	(64,973)	—	—	(64,973)
Class B common stock dividends ($1.39 per share)	—	—	—	(12,551)	—	—	(12,551)
Common stock class conversions	5	(5)	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	17,233	(20,756)	—	(3,523)
Balance at April 30, 2023	$70,231	$12,951	$469,802	$1,860,872	$(528,902)	$(839,927)	$1,045,027
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
Wiley is a global leader in scientific research and career-connected education, unlocking human potential by enabling discovery, powering education, and shaping workforces. We have reorganized our Education lines of business into two new customer-centric segments. The Academic segment addresses the university customer group and includes Academic Publishing and University Services. The Talent segment addresses the corporate customer group and is focused on delivering training, sourcing, and upskilling solutions. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results. Our new segment reporting structure consists of three reportable segments, as well as a Corporate expense category (no change), which includes certain costs that are not allocated to the reportable segments:
•Research includes Research Publishing and Research Solutions, and no changes were made as a result of this realignment;
•Academic includes the Academic Publishing and University Services lines. Academic Publishing is the combination of the former Education Publishing line and professional publishing offerings;
•Talent is the combination of the former Talent Development line, and our assessments (corporate training) and corporate learning offerings.
Through the Research segment, we provide peer-reviewed STM publishing, content, platforms, and related services to academic, corporate, and government customers, academic societies, and individual researchers. The Academic segment provides scientific, professional, and education print and digital books, digital courseware, and test preparation services, as well as engages in the comprehensive management of online degree programs for universities. The Talent segment services include sourcing, training, and preparing aspiring students and professionals to meet the skill needs of today’s technology careers and placing them with large companies and government agencies. It also includes assessments (corporate training) and corporate learning offerings. We have operations primarily located in the US, UK, India, Sri Lanka, and Germany.
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

Index
Book Overdrafts:
Under our cash management system, a book overdraft balance exists for our primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in individual bank accounts. Our funds are transferred from other existing bank account balances or from lines of credit as needed to fund checks presented for payment. As of April 30, 2023 and 2022, book overdrafts of $14.6 million and $19.4 million, respectively, were included in Accounts payable on the Consolidated Statements of Financial Position.
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

Index
The following table presents the change in provision for credit losses, which is presented net in Accounts receivable on our Consolidated Statements of Financial Position for the period indicated:

Provision for Credit Losses
Balance as of April 30, 2022	$21,221
Current period provision	347
Amounts written off, less recoveries	(2,592)
Foreign exchange translation adjustments and other	(314)
Balance as of April 30, 2023	$18,662
Sales Return Reserves:
The process that we use to determine our sales returns and the related reserve provision charged against revenue, is based on applying an estimated return rate to current year returnable print book sales. This rate is based upon an analysis of actual historical return experience in the various markets and geographic regions in which we do business. We collect, maintain, and analyze significant amounts of sales returns data for large volumes of homogeneous transactions. This allows us to make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Associated with the estimated sales return reserves, we also include a related increase to inventory and a reduction to accrued royalties as a result of the expected returns. Print book sales return reserves amounted to a net liability balance of $14.4 million and $19.4 million as of April 30, 2023 and 2022, respectively.
The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position as of April 30:

	2023	2022
Increase in Inventories, net	$6,923	$7,820
Decrease in Accrued royalties	(3,240)	(3,893)
Increase in Contract liabilities	24,582	31,135
Print book sales return reserve net liability balance	$(14,419)	$(19,422)
Inventories:
Inventories are carried at the lower of cost or net realizable value. US book inventories aggregating $16.6 million and $20.6 million at April 30, 2023 and 2022, respectively, are valued using the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method. Finished goods not recorded at LIFO have been recorded at the lower of cost or net realizable value.
Product Development Assets:
Product development assets consist of book composition costs and other product development costs and were included in Other non-current assets on the Consolidated Statements of Financial Position. Costs associated with developing a book for publication are expensed until the product is determined to be commercially viable. Book composition costs represent the costs incurred to bring an edited commercial manuscript to publication, which include typesetting, proofreading, design, illustration costs, and digital formatting. Book composition costs are capitalized and are generally amortized on a double-declining basis over their estimated useful lives, ranging from 1 to 3 years. Other product development costs represent the costs incurred in developing software, platforms, and digital content to be sold and licensed to third parties. Other product development costs are capitalized and amortized on a straight-line basis over their estimated useful lives. As of April 30, 2023, the weighted average estimated useful life of other product development costs was approximately 6 years.

Index
Royalty Advances:
Royalty advances are capitalized and, upon publication, are expensed as royalties earned based on sales of the published works. Royalty advances are reviewed for recoverability and a reserve for loss is maintained, if appropriate.

Shipping and Handling Costs:
Costs incurred for third party shipping and handling are primarily reflected in Operating and administrative expenses on the Consolidated Statements of Income. We incurred $27.1 million, $29.0 million, and $27.8 million in shipping and handling costs in the years ended April 30, 2023, 2022, and 2021, respectively.
Advertising and Marketing Costs:
Advertising and marketing costs are expensed as incurred. These costs are reflected in the Consolidated Statements of Income as follows:

	For the Years Ended April 30,
	2023	2022	2021
Advertising and marketing costs	$93,385	$100,572	$93,646
Cost of sales(1)	55,907	62,889	56,956
Operating and administrative expenses	37,478	37,683	36,690

(1)	This includes certain advertising and marketing costs incurred by our Academic business to fulfill performance obligations from contracts with educational institutions.
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
Allocation of Acquisition Purchase Price to Assets Acquired and Liabilities Assumed:
In connection with acquisitions, we allocate the cost of the acquisition to the assets acquired and the liabilities assumed based on the estimates of fair value for such items, including intangible assets and technology acquired. The excess of the purchase consideration over the fair value of assets acquired and liabilities assumed is recorded as goodwill. The determination of the acquisition-date fair value of the assets acquired, and liabilities assumed, requires us to make significant estimates and assumptions, such as forecasted revenue growth rates and operating cash flows, royalty rates, customer attrition rates, obsolescence rates of developed technology, and discount rates. We may use a third-party valuation consultant to assist in the determination of such estimates.

Index
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

See Note 11, “Goodwill and Intangible Assets” for further details of our policy.

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
Intangible assets with definite lives as of April 30, 2023 are amortized on a straight-line basis over the following weighted average estimated useful lives: content and publishing rights – 27 years, customer relationships – 16 years, developed technology – 7 years, brands and trademarks – 15 years, and covenants not to compete agreements – 5 years.
Assets with definite lives are evaluated for impairment upon a significant change in the operating or macroeconomic environment. In these circumstances, if an evaluation of the projected undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value based on the discounted future cash flows.

Leases:

We have contractual obligations as a lessee with respect to offices, warehouses and distribution centers, automobiles, and office equipment. See Note 12, “Operating Leases” for further details of our policy.

Employee Benefit Plans:

We provide various defined benefit plans to our employees. We use actuarial assumptions to calculate pension and benefit costs as well as pension assets and liabilities included in the consolidated financial statements. See Note 17, “Retirement Plans” for further details of our policy.

Income Taxes:

Income taxes are recorded using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred taxes are measured using rates the Company expects to apply to taxable income in years in which those temporary differences are expected to reverse. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. Future tax benefits are recognized to the extent that the realization of such benefits is more likely than not. Valuation allowances are established when management determines that it is more likely than not that some or all of a deferred tax asset will not be realized.

Index
From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on its interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities.

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions, unless such positions are determined to be more likely than not of being sustained upon examination based on their technical merits, including the resolution of any appeals or litigation processes. The Company includes interest and, where appropriate, penalties as a component of income tax expense. There is judgment involved in determining whether positions taken on the Company’s tax returns are more likely than not of being sustained, which involve the use of estimates and assumptions with respect to the potential outcome of positions taken on tax returns that may be reviewed by tax authorities.
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
Stock-Based Compensation:
We recognize stock-based compensation expense based on the fair value of the stock-based awards on the grant date, reduced by an estimate for future forfeited awards. As such, stock-based compensation expense is only recognized for those awards that are expected to ultimately vest. The fair value of stock-based awards is recognized in net income generally on a straight-line basis over the requisite service period. Stock-based compensation expense associated with performance-based stock awards is based on actual financial results for targets established up to three years in advance, or less. The cumulative effect on current and prior periods of a change in the estimated number of performance share awards, or estimated forfeiture rate, is recognized as an adjustment to earnings in the period of the revision. If actual results differ significantly from estimates, our stock-based compensation expense and Consolidated Statements of Income could be impacted. The grant date fair value for stock options is estimated using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model include the expected life of an option, the expected volatility of our common stock over the estimated life of the option, a risk-free interest rate, and the expected dividend yield. Judgment was also required in estimating the amount of stock-based awards that may be forfeited.

Index
Recently Adopted Accounting Standards
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, “Reference Rate Reform: Scope.” These ASUs provide optional guidance for a limited period of time to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This would apply to companies meeting certain criteria that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848," which extended the date to December 31, 2024. This standard was effective for us immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. On November 30, 2022, we amended the Amended and Restated CA (as defined in Note 14, “Debt and Available Credit Facilities”) and as a result we amended our outstanding interest rate swaps designated as cash flow hedges to change the rates from LIBOR-based rates to SOFR-based rates. We applied ASU 2020-04 at the time of modification, and there was no impact on our Consolidated Financial Statements. The future impact of this ASU on our consolidated financial statements will be based on any future contract modifications.
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
We adopted the new standard on May 1, 2020, with a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of ASU 2016-13 primarily impacted our trade receivables, specifically our allowance for doubtful accounts. The adoption of the standard did not have an impact on our Consolidated Statements of Income, or our Consolidated Statements of Cash Flows. See above under the caption “Allowance for Credit Losses” for a discussion of our policy.
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

Index

Note 3 — Revenue Recognition, Contracts with Customers
Disaggregation of Revenue
As described in Note 1, "Description of Business", we have reorganized our Education lines of business into two new customer-centric segments. Our new segment reporting structure consists of three reportable segments which includes Research (no changes), Academic, and Talent, as well as a Corporate expense category (no change), which includes certain costs that are not allocated to the reportable segments. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results. As a result of this realignment, we were required to test goodwill for impairment immediately before and after the realignment. See Note 11, "Goodwill and Intangible Assets" for more details on the interim goodwill impairment test and the impairment charges. See also Note 20, “Segment Information,” for more details regarding our reportable segments.
The following tables present our revenue from contracts with customers disaggregated by segment and product type.

	For the Years Ended April 30,
	2023	2022	2021
Research:
Research Publishing (1)	$926,773	$963,715	$892,176
Research Solutions (1)	153,538	147,628	123,173
Total Research	1,080,311	1,111,343	1,015,349

Academic:
Academic Publishing	481,752	531,705	538,643
University Services	208,656	227,407	230,371
Total Academic	690,408	759,112	769,014

Talent	249,181	212,473	157,138

Total Revenue	$2,019,900	$2,082,928	$1,941,501

(1)
As previously announced, in May 2022 our revenue by product type previously referred to as Research Platforms was changed to Research Solutions. Research Solutions includes infrastructure and publishing services that help societies and corporations thrive in a complex knowledge ecosystem. In addition to Platforms (Atypon), certain product offerings such as corporate sales which included the recent acquisitions of Madgex Holdings Limited (Madgex), and Bio-Rad Laboratories Inc.’s Informatics products (Informatics) that were previously included in Research Publishing moved to Research Solutions to align with our strategic focus. Research Solutions also includes product offerings related to certain recent acquisitions such as J&J, and EJP. Prior period results have been revised to the new presentation. There were no changes to the total Research segment or our consolidated financial results. The revenue reclassified to Research Solutions was $93.3 million and $80.3 million for the years ended April 30, 2022 and 2021, respectively.

The following information describes our disaggregation of revenue by segment and product type. Overall, the majority of our revenue is recognized over time.

Index
Research
Research customers include academic, corporate, government, and public libraries, funders of research, researchers, scientists, clinicians, engineers and technologists, scholarly and professional societies, and students and professors. Research products are sold and distributed globally through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to researchers and professional society members, and other customers. Publishing centers include Australia, China, Germany, India, the UK, and the US. The majority of revenue generated from Research products is recognized over time. Total Research revenue was $1,080.3 million in the year ended April 30, 2023.
We disaggregated revenue by Research Publishing and Research Solutions to reflect the different type of products and services provided.
Research Publishing Products

Research Publishing products provide scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Research Publishing revenue was $926.8 million in the year ended April 30, 2023, and the majority is recognized over time.

In the year ended April 30, 2023, Research Publishing products generated approximately 86% of its revenue from contracts with its customers from Journal Subscriptions (pay to read), Open Access (pay to publish), and Transformational Agreements (read and publish), and the remainder from Licensing, Backfiles, and Other.
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
In journal subscriptions, there are generally two performance obligations: a functional intellectual property license with a stand-ready obligation to provide access to new content for one year, which includes online hosting of the content, and a functional intellectual property perpetual license for access to historical journal content, which also includes online hosting of the content. The transaction price consists of fixed consideration. Journal subscription revenue is generally collected in advance when the annual license is granted and no significant financing component exists.
The total transaction price is allocated to each performance obligation based on its relative standalone selling price. We allocate revenue to the stand-ready obligation to provide access to new content for one year based on its observable standalone selling price which is generally the contractually stated price, and the revenue for new content is recognized over one year as we have a continuous stand-ready obligation to provide the right of access to additional intellectual property. The allocation of revenue to the perpetual licenses for access to historical journal content is done using the expected cost plus a margin approach as permitted by the revenue standard. Revenue is recognized at the point in time when access to historical content is initially granted.
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

Index
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

Starting in calendar year 2022, we signed transformational agreements that generally include three performance obligations: (1) a functional intellectual property license with a stand-ready obligation to provide access to new content for one year, which includes online hosting of the content, (2) a functional intellectual property perpetual license for access to historical journal content, which also includes online hosting of the content, and (3) a publishing entitlement that generally allows for a fixed number of articles to be published in hybrid open access journals each contract year. In addition, some of these transformational agreements also include another performance obligation that includes the promise to provide an APC at a discount in gold open access journals and is recognized over time.

Starting in calendar year 2023, we expanded our transformational agreements to include a model that generally includes four performance obligations. The publishing entitlement was expanded to include an additional performance obligation which provided the ability to publish in gold open access journals, as well as in hybrid open access journals as described above. The transaction price consists of fixed consideration and is allocated to the publishing entitlement performance obligation based on its observable standalone selling price, the residual approach for the license to access new content, and the expected cost plus a margin approach for the perpetual license. The revenue for the publishing entitlement and the license to access new content is generally recognized straight-line over the contract year due to the stand-ready obligations. The revenue for the perpetual license is recognized at the point in time when access to historical content is initially granted. Cash is generally collected in advance.
In January 2019, Wiley announced a contractual arrangement in support of open access, a countrywide partnership agreement with Projekt DEAL, a representative of nearly 700 academic institutions in Germany. This three-year agreement, which was extended for two years, provides all Projekt DEAL institutions with access to read Wiley’s academic journals back to the year 1997, and researchers at Projekt DEAL institutions can publish articles open access in Wiley’s journals. The partnership will better support institutions and researchers in advancing open science, driving discovery, and developing and disseminating knowledge. Projekt DEAL includes multiple performance obligations, which include a stand-ready obligation to provide access to new content, perpetual license for access to historical journal content, and accepting articles to be hosted on our open access platform. We are compensated primarily through a fee per article published and a consolidated access fee. The consideration for Projekt DEAL consists of fixed and variable consideration. We allocated the total consideration to the fixed and variable components based on its relative standalone selling prices for each performance obligation.
Licensing, Backfiles, and Other
Within licensing, the revenue derived from these contracts is primarily comprised of advance payments, including minimum guarantees and sales- or usage-based royalty agreements. Our intellectual property is considered to be functional intellectual property. Due to the stand-ready obligation to provide updates during the subscription period, which is generally an annual period, revenue for the minimum guarantee is recognized on a straight-line basis over the term of the agreement. For our sales- or usage-based royalty agreements, we recognize revenue in the period of usage based on the amounts earned. We record revenue under these arrangements for the amounts due and not yet reported to us based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. We also have certain licenses whereby we receive a non-refundable minimum guarantee against a volume-based royalty throughout the term of the agreement. We recognize volume-based royalty income only when cumulative consideration exceeds the minimum guarantee.
For Backfiles, the performance obligation is the granting of a functional intellectual property license. Revenue is recognized at the time the functional intellectual property license is granted.

Index
Other includes our Article Select offering, whereby we have a single performance obligation to our customers to give access to an article through the purchase of a token. The customer redeems the token for access to the article for a 24-hour period. The customer purchases the tokens with an upfront cash payment. Revenue is recognized when access to the article is provided. In addition, we also provide subscriptions to certain databases in evidence-based medicine (EBM). These subscriptions generally include a functional intellectual property license with a stand-ready promise to provide access to new content for one year. Revenue is generally recognized straight-line over the contract year due to the stand-ready obligations.
Research Solutions Products and Services

Research Solutions revenue was $153.5 million in the year ended April 30, 2023 and the majority is recognized over time. In the year ended April 30, 2023, Research Solutions products and services generated approximately 68% of their revenue from contracts with their customers from corporate and society offerings and 32% from Atypon platforms and services.

Corporate and Society Service Offerings

Corporate and society service offerings includes advertising, spectroscopy software and spectral databases, and job board software and career center services, which includes the products and services from our acquisition of Madgex and Informatics. In addition, it also includes product and service offerings related to recent acquisitions such as J&J and the EJP business. J&J is a publishing services company providing expert offerings in editorial operations, production, copyediting, system support and consulting. EJP is a technology platform company with an established journal submission and peer-review management system.
We generate advertising revenue from print and online journal subscription products, our online publishing platform, Literatum, online events such as webinars and virtual conferences, community interest websites such as spectroscopyNOW.com, and other websites. Journal and article reprints are primarily used by pharmaceutical companies and other industries for marketing and promotional purposes.

Generally these product and service offerings can include either a single or multiple performance obligations, and have a mix of revenue recognized at a point in time and over time.

Atypon Platforms and Services

Atypon is a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content on the web through the LiteratumTM platform. Atypon services primarily includes a single performance obligation for the implementation and hosting of subscription services. The transaction price is fixed which may include price escalators that are fixed increases per year, and therefore, revenue is recognized upon the initiation of the subscription period and recognized on a straight-line basis over the time of the contractual period. The duration of these contracts is generally multiyear ranging from 2 to 5 years.
Academic

Total Academic revenue was $690.4 million in the year ended April 30, 2023. We disaggregated revenue by type of products provided. Academic products are Academic Publishing and University Services.
Academic Publishing Products

Academic Publishing products revenue was $481.8 million in the year ended April 30, 2023. Products and services include scientific, professional, and education print and digital books, digital courseware, and test preparation services to libraries, corporations, students, professionals, and researchers. Communities served include business, finance, accounting, workplace learning, management, leadership, technology, behavioral health, engineering/architecture, science and medicine, and education. Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, web sites, distributor networks and other online applications. Publishing centers include Australia, Germany, India, the UK, and the US.

In the year ended April 30, 2023, Academic Publishing products generated approximately 67% of their revenue from contracts with their customers for print and digital publishing, which is recognized at a point in time. Digital Courseware products generate approximately 19% of their revenue from contracts with their customers which is recognized over time. The remainder of their revenues were from Test Preparation and Certification, and Licensing and Other, which has a mix of revenue recognized at a point in time and over time.

Index
Print and Digital Publishing
Our performance obligations as they relate to print and digital publishing are primarily book products delivered in both print and digital form which could include single or multiple performance obligations based on the number of print or digital books purchased. Each is represented by an International Standard Book Number (ISBN), with each ISBN representing a performance obligation. Each ISBN has an observable stand-alone selling price as Wiley sells the books separately.
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
As it relates to print and digital books, revenue is recognized at the point when control of the product transfers, which for print is upon shipment or for digital when fulfillment of the products has been rendered.
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
In the three months ended April 30, 2023, we sold a portion of our test preparation and certification products referred to as Wiley's Efficient Learning test prep portfolio which focused on test prep for finance, accounting and business certifications. See Note 4, "Acquisitions and Divestitures" for further details.
Licensing and Other
Revenue derived from our licensing contracts is primarily comprised of advance payments and sales- or usage-based royalties. Revenue for advance payments is recognized at the point in time that the functional intellectual property license is granted. For sales- or usage-based royalties, we record revenue under these arrangements for the amounts due and not yet reported to us based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts.
University Services
University Services revenue was $208.7 million in the year ended April 30, 2023 and is mainly recognized over time. Our University Services business offers institutions and their students a rich portfolio of education technology and student and faculty support services, allowing the institutions to reach more students online with their own quality academic programs.

Index
University Services provides institutions with a bespoke suite of services that each institution has determined it needs to serve students, including market research, marketing and recruitment, program development, online platform technology, student retention support, instructional design, faculty development and support, and access to the Engage Learning Management System, which facilitates the online education experience. Graduate degree programs include Business Administration, Finance, Accounting, Healthcare, Engineering, Communications, and others.
Revenue is derived from pre-negotiated contracts with institutions that provide for a share of revenue generated after students have enrolled and demonstrated initial persistence. While the majority of our contracts are revenue-share arrangements, we also offer the opportunity to contract on a fee-for-service basis. As of April 30, 2023, the University Services business had 64 university partners under contract. The University Services revenue-share contracts are generally multiyear agreements ranging from a period of 7 to 10 years, with some having optional renewal periods. These optional renewal periods are not a material right and are not considered a separate performance obligation.
University Services revenue-share contracts include a single performance obligation for the services provided because of the integrated technology and services our institutional clients need to attract, enroll, educate, and support students. Consideration is variable since it is based on the number of students enrolled in a program. We begin to recognize revenue at the start of the delivery of the class within a semester overtime, which is also when the variable consideration contingency is resolved.
Talent

Talent revenue was $249.2 million in the year ended April 30, 2023. Our Talent segment consists of talent development (Wiley Edge, formerly mthree) for professionals and businesses, assessments (corporate training) and corporate learning offerings.

Talent development includes Wiley Edge which sources, trains, and prepares aspiring students and professionals to meet the skill needs of today’s technology careers, and then places them with some of the world's largest financial institutions, technology companies, and government agencies. Wiley Edge also works with its clients to retrain and retain existing employees so they can continue to meet the changing demands of today’s technology landscape. Wiley Edge revenue is recognized at the point in time the services are provided to its customers.

Talent services also includes assessments (corporate training) for high-demand soft-skills training solutions that are delivered to organizational clients through online digital delivery platforms, either directly or through an authorized distributor network of independent consultants, trainers, and coaches. This corporate training product offering includes multiple performance obligations. This includes a performance obligation that includes an annual membership which includes the right to purchase products and services, access to the platform, support, and training. This performance obligation is recognized over time as we have an obligation to stand-ready for the customer’s use of the services. In addition, there are performance obligations for the assessments and related products or services which are recognized at a point in time when the assessment, product, or service is provided or delivered. The transaction price is allocated to each performance obligation based on its observable standalone selling price which is generally the contractually stated price for the performance obligation related to the annual membership, and for the other performance obligations based on its relative observable selling price when sold separately. In addition, customers’ unexercised rights for situations where we have received a nonrefundable payment for a customer to receive an assessment and the customer is not expected to exercise such right, we will recognize such “breakage” amounts as revenue in proportion to the pattern of rights exercised by the customer, which is generally one year.

In addition, Talent services includes corporate learning online learning and training solutions for global corporations, universities, and small and medium-sized enterprises sold on a subscription or fee basis. The transaction price for these corporate learning services consists of fixed consideration that is determined at the beginning of each year and received at the same time. There are multiple performance obligations, which include the licenses to learning content and the learning application. Revenue is recognized over time as we have a continuous obligation to provide the right of access to the intellectual property which includes the licenses and learning applications.
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

Index
The following table provides information about accounts receivable, net and contract liabilities from contracts with customers.

	April 30, 2023	April 30, 2022	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$310,121	$331,960	$(21,839)
Contract liabilities(1)	504,695	538,126	(33,431)
Contract liabilities (included in Other long-term liabilities)	$17,426	$19,072	$(1,646)

(1)
The sales return reserve recorded in Contract liabilities is $24.6 million and $31.1 million as of April 30, 2023 and April 30, 2022, respectively. See Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards” for further details of the sales return reserve.

For the year ended April 30, 2023, we estimate that we recognized as revenue substantially all of the current contract liability balance at April 30, 2022.
The decrease in contract liabilities, excluding the sales return reserve, was primarily driven by revenue earned on journal subscription agreements, transformational agreements, and open access and, to a lesser extent, the impact of foreign exchange. This was partially offset by an increase due to renewals of journal subscription agreements, transformational agreements, and open access.
Remaining Performance Obligations included in Contract Liability
As of April 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $522.1 million, which includes the sales return reserve of $24.6 million. Excluding the sales return reserve, we expect that approximately $480.1 million will be recognized in the next twelve months with the remaining $17.4 million to be recognized thereafter.
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
Our assets associated with incremental costs to fulfill a contract were $10.6 million and $10.9 million at April 30, 2023 and 2022, respectively, and are included within Other non-current assets on our Consolidated Statements of Financial Position. We recorded amortization expense of $4.5 million, $5.2 million, and $5.1 million in the years ended April 30, 2023, 2022, and 2021, respectively, related to these assets within Cost of sales on the Consolidated Statements of Income.
Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Academic segment, occur before the transfer of control of the related goods. Therefore, in accordance with the revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third-party shipping and handling are primarily reflected in Operating and administrative expenses on the Consolidated Statements of Income. We incurred $27.1 million, $29.0 million, and $27.8 million in shipping and handling costs in the years ended April 30, 2023, 2022, and 2021, respectively.
Note 4 – Acquisitions and Divestitures
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
Fiscal Year 2022
XYZ Media
On December 29, 2021, we completed the acquisition of certain assets of XYZ Media Inc. (XYZ Media). XYZ Media is a company that generates leads for higher education institutions. The results of XYZ Media are included in our Academic segment results. The fair value of consideration transferred at the date of acquisition was $45.4 million, which included $38.0 million of cash and approximately 129 thousand shares of Wiley Class A common stock, or approximately $7.4 million. We financed the payment of the cash consideration with a combination of cash on hand and borrowings under our Amended and Restated CA (as defined below in Note 14, “Debt and Available Credit Facilities”).
The XYZ Media acquisition was accounted for using the acquisition method of accounting. The excess purchase price over identifiable net tangible and intangible assets acquired, and liabilities assumed, has been recorded to Goodwill in our Consolidated Statements of Financial Position. Goodwill represents synergies and economies of scale expected from the combination of services. We recorded the fair value of the assets acquired and liabilities assumed on the acquisition date. The goodwill will be deductible for tax purposes. The acquisition related costs to acquire XYZ Media were expensed when incurred and were approximately $0.1 million for the year ended April 30, 2022. Such costs were allocated to the Academic segment and are reflected in Operating and administrative expenses on the Consolidated Statements of Income for the year ended April 30, 2022.
XYZ Media’s incremental revenue and operating loss included in our Academic segment results for the year ended April 30, 2023 was $6.9 million and $(3.1) million, respectively. XYZ Media’s revenue and operating loss included in our Academic segment results for the year ended April 30, 2022 was $3.6 million and $(1.5) million, respectively.

Index
During the year ended April 30, 2023, no revisions were made to the allocation of the consideration transferred to the assets acquired and liabilities assumed. The following table summarizes the consideration transferred to acquire XYZ Media and the final allocation of the purchase price among the assets acquired and liabilities assumed.

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
The allocation of the total consideration transferred to the assets acquired, including intangible assets and goodwill, and the liabilities assumed was finalized during the three months ended January 31, 2023.
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
We also completed in the year ended April 30, 2022 the acquisition of two immaterial businesses included in our Research segment and the acquisition of one immaterial business in our Talent segment.
The aggregate fair value of consideration transferred for these other acquisitions was approximately $41.2 million during the year ended April 30, 2022. This included $36.2 million of cash paid at the acquisition dates and $5.0 million of additional cash to be paid after the acquisition dates, of which $2.0 million was paid in the year ended April 30, 2023. The fair value of the cash consideration transferred, net of $1.2 million of cash acquired was approximately $34.9 million.

Index
These other acquisitions were accounted for using the acquisition method of accounting as of their respective acquisition dates.
Associated with these other acquisitions, the aggregate excess purchase price over identifiable net tangible and intangible assets acquired, and liabilities assumed of $24.8 million has been recorded to Goodwill on our Consolidated Statements of Financial Position as of April 30, 2022 and $15.6 million of intangible assets subject to amortization have been recorded, including developed technology, customer relationships, trademarks, covenants not to compete, and content that is being amortized over weighted-average useful lives of 4, 8, 2, 4, and 4 years, respectively. The fair value assessed for the majority of the tangible assets acquired and liabilities assumed approximated their carrying value. Goodwill represents synergies and economies of scale expected from the combination of services. Goodwill of $24.8 million has been allocated to the Research segment and none has been allocated to the Talent segment. Approximately $18.7 million of the goodwill will be deductible for tax purposes, and $6.1 million will not be deductible for tax purposes. The aggregate acquisition related costs to acquire these other acquisitions was expensed when incurred and was approximately $0.5 million for the year ended April 30, 2022. Such costs were allocated to the Research segment and are reflected in Operating and administrative expenses on the Consolidated Statements of Income for the year ended April 30, 2022.
The incremental revenue for the years ended April 30, 2023 and April 30, 2022 related to these other acquisitions was approximately $9.5 million and $8.1 million, respectively.
During the year ended April 30, 2023, the allocation of the total consideration transferred to the assets acquired, including intangible assets and goodwill, and the liabilities assumed was finalized for all of these other acquisitions.
Divestitures
As part of our ongoing initiatives to simplify our portfolio and focus our attention on strategic growth areas, we have completed two dispositions during the year ended April 30, 2023. Both were included in our Academic segment.
On February 28, 2023, we completed the sale of Wiley's Efficient Learning test prep portfolio business. In addition, on March 31, 2023, we completed the sale of our advancement courses business.
Neither dispositions constituted a strategic shift, and the impact on our overall operations and financial results was not material. Accordingly, the operations associated with the dispositions are not reported in discontinued operations. The selling price for both dispositions was $16.5 million, which included $15.5 million of cash received net of transaction costs at the date of disposition, and $1.0 million to be received after the disposition date. The pretax gain on sale of $10.2 million, after accounting for the assets sold, liabilities transferred upon sale and transaction costs, is included in Gain on sale of businesses and certain assets in our Consolidated Statements of Income for the year ended April 30, 2023. As a result of the closing of the transactions, we derecognized net assets of $6.4 million, including goodwill of $5.3 million and intangible assets of $2.4 million.
Note 5 – Reconciliation of Weighted Average Shares Outstanding
A reconciliation of the shares used in the computation of earnings per share follows (shares in thousands):

	For the Years Ended April 30,
	2023	2022	2021
Weighted average shares outstanding	55,558	55,759	55,931
Less: Unvested restricted shares	—	—	(1)
Shares used for basic earnings per share	55,558	55,759	55,930
Dilutive effect of unvested restricted stock units and other stock awards	797	839	531
Shares used for diluted earnings per share	56,355	56,598	56,461
Antidilutive options to purchase Class A common shares, restricted shares, warrants to purchase Class A common shares and contingently issuable restricted stock which are excluded from the table above	393	772	982

Index
The shares associated with performance-based stock awards (PSU) are considered contingently issuable shares and will be included in the diluted weighted average number of common shares outstanding when they have met the performance conditions, and when their effect is dilutive.

We included contingently issuable shares using the treasury stock method for certain PSU in the diluted weighted average number of common shares outstanding based on the number of contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU contingency period.
Note 6 – Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of tax, for the years ended April 30, 2023, 2022, and 2021 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total
Balance at April 30, 2020	$(340,703)	$(227,920)	$(6,874)	$(575,497)
Other comprehensive income (loss) before reclassifications	82,762	(6,273)	(639)	75,850
Amounts reclassified from Accumulated other comprehensive loss	—	6,047	2,810	8,857
Total other comprehensive income (loss)	82,762	(226)	2,171	84,707
Balance at April 30, 2021	$(257,941)	$(228,146)	$(4,703)	$(490,790)
Other comprehensive (loss) income before reclassifications	(71,625)	40,247	5,165	(26,213)
Amounts reclassified from Accumulated other comprehensive loss	—	5,673	3,184	8,857
Total other comprehensive (loss) income	(71,625)	45,920	8,349	(17,356)
Balance at April 30, 2022	$(329,566)	$(182,226)	$3,646	$(508,146)
Other comprehensive income (loss) before reclassifications	3,220	(29,053)	4,385	(21,448)
Amounts reclassified from Accumulated other comprehensive loss	—	4,473	(3,781)	692
Total other comprehensive income (loss)	3,220	(24,580)	604	(20,756)
Balance at April 30, 2023	$(326,346)	$(206,806)	$4,250	$(528,902)
For the years ended April 30, 2023, 2022, and 2021, pretax actuarial losses included in Unamortized Retirement Costs of approximately $6.0 million, $7.2 million, and $7.8 million, respectively, were amortized from Accumulated other comprehensive loss and recognized as pension and post-retirement benefit (expense) primarily in Operating and administrative expenses and Other income, net on our Consolidated Statements of Income.
Our policy for releasing the income tax effects from accumulated other comprehensive (loss) income is to release when the corresponding pretax accumulated other comprehensive (loss) income items are reclassified to earnings.
Note 7 – Restructuring and Related Charges (Credits)
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

Index
The following tables summarize the pretax restructuring charges related to this program:

For the Year Ended April 30,
2023
Charges by Segment:
Research	$2,413
Academic	10,335
Talent	3,255
Corporate Expenses	32,879
Total Restructuring and Related Charges	$48,882

Charges by Activity:
Severance and termination benefits	$25,827
Impairment of operating lease ROU assets and property and equipment	12,696
Acceleration of expense related to operating lease ROU assets and property and equipment	2,140
Facility related charges, net	4,150
Consulting costs	2,285
Other activities	1,784
Total Restructuring and Related Charges	$48,882

The impairment charges of $12.7 million for the year ended April 30, 2023 included the impairment of operating lease ROU assets of $7.6 million related to certain leases that will be subleased, and the related property and equipment of $5.1 million described further below. These charges were recorded in corporate expenses.

The acceleration of expense of $2.1 million for the year ended April 30, 2023 included the acceleration of rent expense associated with operating lease ROU assets of $0.9 million related to certain leases that will be abandoned or terminated, and the related depreciation and amortization of property and equipment of $1.2 million.

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

In addition, we also incurred ongoing facility-related costs associated with certain properties that resulted in additional restructuring charges of $4.2 million in the year ended April 30, 2023. We also incurred consulting costs of $2.3 million and other activities of $1.8 million in the year ended April 30, 2023.
In the three months ended January 31, 2023, due to the political instability and military actions between Russia and Ukraine, we made the decision to close our operations in Russia which primarily consists of technology development resources. We were substantially complete with our closure as of April 30, 2023, except for the formal liquidation of the Russian legal entity, which we expect to complete in fiscal year 2024. Since we were substantially liquidated as of April 30, 2023, we wrote off the $1.1 million cumulative translation adjustment gain in earnings. This is reflected in Foreign exchange transaction gains (losses) in the Consolidated Statements of Income. Included in the table above are restructuring charges for the year ended April 30, 2023 of $8.3 million, related to these actions, and include the following:
•Severance charges of $6.8 million for the elimination of certain positions;
•Relocation and other charges of $1.1 million primarily for positions that will remain with the Company but will be in another geographic location; and
•Acceleration of depreciation and amortization of property and equipment of $0.3 million.

Index
The following table summarizes the activity for the Fiscal Year 2023 Restructuring Program liability for the year ended April 30, 2023:

	April 30, 2022	Charges	Payments	Foreign Translation & Other Adjustments	April 30, 2023
Severance and termination benefits	$—	$25,827	$(21,247)	$(8)	$4,572
Consulting costs	—	2,285	(2,285)	—	—
Other activities	—	1,784	(1,986)	211	9
Total	$—	$29,896	$(25,518)	$203	$4,581

Approximately $3.8 million of the restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs and approximately $0.8 million is reflected in Other long-term liabilities on our Consolidated Statements of Financial Position. The liability for Other activities is reflected in Other accrued liabilities on our Consolidated Statements of Financial Position.
Business Optimization Program
Beginning in fiscal year 2020, we initiated a multiyear Business Optimization Program (the Business Optimization Program) to drive efficiency improvement and operating savings.
The following tables summarize the pretax restructuring charges (credits) related to this program:

	For the Years Ended April 30,			Total Charges Incurred to Date
	2023	2022	2021
Charges (Credits) by Segment:
Research	$(231)	$238	$99	$3,652
Academic	31	(470)	3,457	12,447
Talent	(246)	23	303	4,900
Corporate Expenses	953	(1,218)	29,590	44,343
Total Restructuring and Related Charges (Credits)	$507	$(1,427)	$33,449	$65,342

Charges (Credits) by Activity:
Severance and termination benefits	$(1,012)	$(3,276)	$11,531	$34,107
Impairment of operating lease ROU assets and property and equipment	—	—	14,918	15,079
Acceleration of expense related to operating lease ROU assets and property and equipment	—	—	3,378	3,378
Facility related charges, net	1,519	1,849	3,684	11,038
Other activities	—	—	(62)	1,740
Total Restructuring and Related Charges (Credits)	$507	$(1,427)	$33,449	$65,342
The credits in severance and termination benefits activities for the years ended April 30, 2023 and 2022 primarily reflect changes in the number of headcount reductions and estimates for previously accrued costs.

Index
In November 2020, in response to the COVID-19 pandemic and the Company’s successful transition to a virtual work environment, we increased use of virtual work arrangements for post-pandemic operations. As a result, we expanded the scope of the Business Optimization Program to include the exit of certain leased office space beginning in the three months ended January 31, 2021, and the reduction of our occupancy at other facilities. These actions resulted in a pretax restructuring charge of $18.3 million in the three months ended January 31, 2021. This restructuring charge primarily reflects the following noncash charges:
•Impairment charges of $14.9 million recorded in our corporate category, which included the impairment of operating lease ROU assets of $10.6 million related to certain leases that will be subleased, and the related property and equipment of $4.3 million described further below, and
•Acceleration of expense of $3.4 million, which included the acceleration of rent expense associated with operating lease ROU assets of $2.9 million related to certain leases that will be abandoned or terminated and the related depreciation and amortization of property and equipment of $0.5 million.
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
In addition, we also incurred ongoing facility related costs associated with certain properties that resulted in additional restructuring charges of $1.5 million, $1.8 million, and $3.7 million in the years ended April 30, 2023, 2022, and 2021 respectively. Facilities related charges, net include sublease income related to those operating leases we had identified in the year ended April 30, 2021 as part of our Business Optimization Program that would be subleased.
The following table summarizes the activity for the Business Optimization Program liability for the year ended April 30, 2023:

	April 30, 2022	(Credits)	Payments	Foreign Translation & Other Adjustments	April 30, 2023
Severance and termination benefits	$2,079	$(1,012)	$(1,042)	$(25)	$—
Total	$2,079	$(1,012)	$(1,042)	$(25)	$—
Severance and termination benefits were paid in full during the year ended April 30, 2023.
We currently do not anticipate any further material charges related to the Business Optimization Program, except for ongoing facility related charges.

Index
Note 8 – Inventories
Inventories, net consisted of the following at April 30:

	2023	2022
Finished goods	$29,339	$31,270
Work-in-process	1,031	1,729
Paper and other materials	248	275
Total inventories before estimated sales returns and LIFO reserve	30,618	33,274
Inventory value of estimated sales returns	6,923	7,820
LIFO reserve	(6,808)	(4,509)
Inventories, net	$30,733	$36,585
See Note 2, “Summary of Significant Accounting Policies, Recently Issued and Recently Adopted Accounting Standards,” under the caption “Sales Return Reserves,” for a discussion of the Inventory value of estimated sales returns.
Finished goods not recorded at LIFO have been recorded at the lower of cost or net realizable value, which resulted in a reduction of $13.0 million and $11.2 million as of April 30, 2023 and 2022, respectively.
Note 9 – Product Development Assets
Product development assets, net were included in Other non-current assets on the Consolidated Statements of Financial Position and consisted of the following at April 30:

	2023	2022
Book composition costs	$19,067	$20,574
Software costs	11,338	17,479
Content development costs	1,916	3,405
Product development assets, net	$32,321	$41,458
Product development assets include $7.4 million and $4.4 million of work-in-process as of April 30, 2023 and 2022, respectively. As of April 30, 2023 and 2022 this is primarily for book composition costs.
Product development assets are net of accumulated amortization of $297.4 million and $269.7 million as of April 30, 2023 and 2022, respectively.
Note 10 – Technology, Property, and Equipment
Technology, property, and equipment, net consisted of the following at April 30:

	2023	2022
Capitalized software	$649,138	$605,503
Computer hardware	57,670	55,386
Buildings and leasehold improvements	89,056	94,861
Furniture, fixtures, and warehouse equipment	34,990	38,816
Land and land improvements	3,316	3,283
Technology, property, and equipment, gross	834,170	797,849
Accumulated depreciation and amortization	(587,021)	(526,277)
Technology, property, and equipment, net	$247,149	$271,572

Index
The following table details our depreciation and amortization expense for technology, property, and equipment, net:

	For the Years Ended April 30,
	2023	2022	2021
Capitalized software amortization expense	$78,441	$73,847	$69,184
Depreciation and amortization expense, excluding capitalized software	17,565	21,325	21,955
Total depreciation and amortization expense for technology, property and equipment	$96,006	$95,172	$91,139
Technology, property, and equipment includes $0.1 million and $7.2 million of work-in-process as of April 30, 2023 and 2022, respectively, for capitalized software.
The net book value of capitalized software costs was $189.3 million and $201.5 million as of April 30, 2023 and 2022, respectively.
Note 11 – Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity in goodwill by segment as of April 30:

	2022(1)	Acquisition(2)	Impairment	Divestitures(3)	Foreign Translation Adjustment	2023
Research	$610,416	$—	$—	$—	$(687)	$609,729
Academic	442,015	3,878	(99,800)	(5,306)	(89)	340,698
Talent	249,711	—	—	—	3,912	253,623
Total	$1,302,142	$3,878	$(99,800)	$(5,306)	$3,136	$1,204,050

(1)	The Academic goodwill balance as of April 30, 2022 includes a cumulative pretax noncash goodwill impairment of $110.0 million.

(2)	Refer to Note 4, “Acquisitions and Divestitures,” for more information related to the acquisition that occurred in the year ended April 30, 2023.
(3)	Represents the goodwill allocated to the disposition of Wiley's Efficient Learning test prep and advancement courses businesses. Refer to Note 4, "Acquisitions and Divestitures," for more information.
Change in Segment Reporting Structure and New Reporting Units

In the three months ended January 31, 2023, we reorganized our Education lines of business into two new customer-centric segments. Our new segment reporting structure consists of three reportable segments which includes Research (no changes), Academic, and Talent, as well as a Corporate expense category (no change), which includes certain costs that are not allocated to the reportable segments. See Note 20, “Segment Information,” for more details. The Academic reportable segment includes two reporting units, Academic Publishing and University Services, and the Talent reportable segment includes two reporting units, Talent Development and Professional Learning.

Due to this realignment, we reallocated goodwill as of April 30, 2022 to our reporting units.

As a result of this realignment, we were required to test goodwill for impairment immediately before and after the realignment. Since there were no changes to the Research reportable segment, no interim impairment test of the Research segment goodwill was required.

Index
We estimated the fair value of the reporting units using a weighting of fair values derived from an income and a market approach. Fair value computed by these methods is arrived at using a number of key assumptions including forecasted revenues and related growth rates, forecasted operating cash flows, the discount rate, and the selection of relevant market multiples of comparable publicly-traded companies with similar characteristics to the reporting unit. Under the income approach, we determined the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our best estimates of forecasted economic and market conditions over the period including growth rates, expected changes in operating cash flows. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. The market approach estimates fair value based on market multiples of current and forward 12-month revenue or EBITDA, as applicable, derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.

Goodwill Impairment Before Realignment

Prior to the realignment, we concluded that the fair value of the Academic & Professional Learning reporting unit was above its carrying value. Therefore, there was no indication of impairment. The carrying value of the Education Services reporting unit was above its fair value, which resulted in a pretax non-cash goodwill impairment of $31.0 million. This charge is reflected in Impairment of goodwill in the Consolidated Statements of Income.

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

Goodwill Impairment After Realignment

After the realignment, we concluded that the fair value of the Academic Publishing, Talent Development and Professional Learning reporting units were above their carrying values. Therefore, there was no indication of impairment. The carrying value of the University Services reporting unit was above its fair value, which resulted in a pretax non-cash goodwill impairment of $68.8 million. This charge is reflected in Impairment of goodwill in the Consolidated Statements of Income.

University Services was adversely impacted by market conditions and headwinds for online degree programs which led to a decline in projected enrollments from existing partners, pricing pressures and revenue share concessions, and a decline in new partner additions over both the short-term and long-term which adversely impacted forecasted revenue growth and operating cash flows.

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

Index
Annual Goodwill Impairment Test as of February 1, 2023
As of February 1, 2023, we completed a quantitative assessment for our annual goodwill impairment test for our University Services reporting unit. We concluded that the fair value of the reporting unit was above the carrying value and, therefore, there was no indication of impairment. For our other reporting units, we performed a qualitative assessment by reporting unit as of February 1, 2023. This assessment included consideration of key factors including macroeconomic conditions, industry and market considerations, cost factors, financial performance, weighted average cost of capital (WACC), market multiples of current and forward 12-month revenue or EBITDA, as applicable, and other relevant entity and reporting unit-specific events. Based on our qualitative assessment, we determined it was not more likely than not that the fair value of any reporting unit was less than its carrying amount. As such, it was not necessary to perform a quantitative test. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed as of February 1, 2023.
We estimated the fair value of the University Services reporting unit using a weighting of fair values derived from an income and a market approach. Under the income approach, we determined the fair value of the reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our best estimates of forecasted economic and market conditions over the period including growth rates, expected changes in operating cash flows. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. The market approach estimates fair value based on market multiples of current and forward 12-month revenue or EBITDA, as applicable, derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.
If the fair value of these reporting units decreases in future periods, we could potentially have an impairment. As noted above, the University Services reporting unit there was an impairment. If the University Services reporting unit fair value decreases further in future periods, we could potentially have an additional impairment. The future occurrence of a potential indicator of impairment, such as a decrease in expected net earnings, changes in assumptions, adverse equity market conditions, a decline in current market multiples, a decline in our common stock price, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require an interim assessment for some or all of the reporting units before the next required annual assessment.
Annual Goodwill Impairment Test as of February 1, 2022
As of February 1, 2022, we completed a quantitative assessment for our annual goodwill impairment test for our reporting units. We concluded that the fair values of our reporting units were above their carrying values and, therefore, there was no indication of impairment.

Index
Intangible Assets
Intangible assets, net as of April 30 were as follows:

	2023			2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets with definite lives, net(1):
Content and publishing rights	$1,100,463	$(638,000)	$462,463	$1,099,778	$(599,841)	$499,937
Customer relationships	407,289	(189,943)	217,346	409,097	(167,039)	242,058
Developed technology(2)	76,154	(30,654)	45,500	72,398	(17,677)	54,721
Brands and trademarks(3)	44,230	(36,949)	7,281	47,533	(31,512)	16,021
Covenants not to compete	1,663	(1,363)	300	1,655	(1,262)	393
Total intangible assets with definite lives, net	1,629,799	(896,909)	732,890	1,630,461	(817,331)	813,130
Intangible assets with indefinite lives:
Brands and trademarks(2)	37,000	—	37,000	37,000	—	37,000
Publishing rights	84,904	—	84,904	81,299	—	81,299
Total intangible assets with indefinite lives	121,904	—	121,904	118,299	—	118,299
Total intangible assets, net	$1,751,703	$(896,909)	$854,794	$1,748,760	$(817,331)	$931,429

(1)	Refer to Note 4, “Acquisitions and Divestitures,” for more information related to the acquisitions that occurred in the years ended April 30, 2023 and 2022.

(2)
The developed technology balance as of April 30, 2023 and 2022 is presented net of accumulated impairments and write-offs of $2.8 million. The indefinite-lived brands and trademarks balance as of April 30, 2023 and 2022 is net of accumulated impairments of $93.1 million.

(3)
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

Based on the current amount of intangible assets subject to amortization and assuming current foreign exchange rates, the estimated amortization expense for the following years are as follows:

Fiscal Year	Amount
2024	$77,287
2025	70,583
2026	68,077
2027	63,429
2028	57,347
Thereafter	396,167
Total	$732,890

Index
Annual Indefinite-lived Intangible Impairment Test as of February 1, 2023 and 2022
We also review our indefinite-lived intangible assets for impairment annually, which consists of brands and trademarks and certain acquired publishing rights.
For fiscal year 2023, we performed a qualitative assessment for our annual indefinite-lived intangible assets impairment test. This assessment included consideration of key factors including macroeconomic conditions, industry and market considerations, cost factors, financial performance, and other relevant entity and reporting unit-specific events. Based on our qualitative assessment, we determined it was not more likely than not that the fair value of any indefinite-lived intangible asset was less than its carrying amount. As such, it was not necessary to perform a quantitative test.
For fiscal year 2022, we estimated the fair value of these indefinite-lived intangible assets using a relief from royalty method under an income approach. The key assumptions for this method were revenue projections, a royalty rate as determined by management in consultation with valuation experts, and a discount rate. We concluded that the fair values of these indefinite-lived intangible assets were above their carrying values and therefore, there was no indication of impairment.
Note 12 – Operating Leases
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

We recognize operating lease expense on a straight-line basis over the term of the lease. Lease payments may be fixed or variable. Only lease payments that are fixed, in-substance fixed or depend on a rate or index are included in determining the lease liability. Variable lease payments include payments made to the lessor for taxes, insurance and maintenance of the leased asset and are recognized as operating costs as incurred.

We apply certain practical expedients allowed by FASB Topic 842, "Leases". Leases that are more than one year in duration are capitalized and recorded on our Consolidated Statements of Financial Position. Leases with an initial term of 12 months or less are recognized as short term lease operating costs on a straight-line basis over the term. We have also elected to account for the lease and non-lease components as a single component. Some of our leases offer an option to extend the term of such leases. We utilize the reasonably certain threshold criteria in determining which options we will exercise.
For operating leases, the ROU assets and liabilities as of April 30 are presented in our Consolidated Statements of Financial Position as follows:

	2023	2022
Operating lease ROU assets	$91,197	$111,719
Short-term portion of operating lease liabilities	19,673	20,576
Operating lease liabilities, non-current	$115,540	$132,541
During the year ended April 30, 2023, we added $2.4 million to the ROU assets and $2.7 million to the operating lease liabilities due to new leases, as well as modifications and remeasurements to our existing operating leases.

Index
As a result of the Fiscal Year 2023 Restructuring Program, which included the exit of certain leased office space beginning in the three months ended July 31, 2022, we recorded restructuring charges. These charges included severance, impairment charges and acceleration of expense associated with certain operating lease ROU assets. See Note 7, “Restructuring and Related Charges (Credits)” for more information on this program and the charges incurred.
Our total net lease costs were as follows:

	For the Years Ended April 30,
	2023	2022	2021
Operating lease cost	$18,620	$24,180	$24,862
Variable lease cost	1,326	1,496	2,135
Short-term lease cost	744	187	248
Sublease income	(770)	(945)	(722)
Total net lease cost(1)	$19,920	$24,918	$26,523

(1)
Total net lease cost does not include those costs and sublease income included in Restructuring and related charges (credits) on our Consolidated Statements of Income. This includes those operating leases we had identified as part of our restructuring programs that would be subleased. See Note 7, “Restructuring and Related Charges (Credits)” for more information on these programs.

Other supplemental information includes the following:

	For the Years Ended April 30,
	2023	2022	2021
Weighted-average remaining contractual lease term (years)	8	9	9
Weighted-average discount rate	5.95%	5.84%	5.89%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,919	$29,737	$32,344

Index
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the Consolidated Statement of Financial Position as of April 30, 2023:

Fiscal Year	Operating Lease Liabilities
2024	$26,508
2025	25,263
2026	23,225
2027	18,470
2028	13,848
Thereafter	64,186
Total future undiscounted minimum lease payments	171,500

Less: Imputed interest	36,287

Present value of minimum lease payments	135,213

Less: Current portion	19,673

Noncurrent portion	$115,540
Note 13 – Income Taxes
The provisions for income taxes were as follows:

	For the Years Ended April 30,
	2023	2022	2021
Current Provision
US – Federal	$2,857	$(324)	$(6,631)
International	48,694	57,905	43,269
State and local	1,797	221	1,359
Total current provision	$53,348	$57,802	$37,997
Deferred provision (benefit)
US – Federal	$(24,368)	$(9,793)	$(11,996)
International	(8,705)	15,882	1,175
State and local	(4,408)	(2,539)	480
Total deferred provision (benefit)	$(37,481)	$3,550	$(10,341)
Total provision	$15,867	$61,352	$27,656
International and United States pretax income were as follows:

	For the Years Ended April 30,
	2023	2022	2021
International	$204,055	$256,456	$202,490
United States	(170,955)	(46,795)	(26,578)
Total	$33,100	$209,661	$175,912

Index
Our effective income tax rate as a percentage of pretax income differed from the US federal statutory rate as shown below:

	For the Years Ended April 30,
	2023	2022	2021
US federal statutory rate	21.0%	21.0%	21.0%
Cost (benefit) of higher (lower) taxes on non-US income	(9.2)%	9.7%	1.1%
Foreign tax credits related to CARES Act carryback and audit	—%	(11.9)%	12.3%
Change in valuation allowance	(7.4)%	11.9%	(12.3)%
State income taxes, net of US federal tax benefit	(7.2)%	(1.0)%	0.8%
US NOL carryback under CARES Act	—%	—%	(8.0)%
Tax credits and related net benefits	(10.4)%	(0.5)%	(0.5)%
Impairment of goodwill	66.7%	—%	—%
Other	(5.6)%	0.1%	1.3%
Effective income tax rate	47.9%	29.3%	15.7%
The effective tax rate was 47.9% for the year ended April 30, 2023, compared to 29.3% for the year ended April 30, 2022. Our US GAAP effective tax rate for the year ended April 30, 2023, was higher primarily due to the rate differential with respect to certain restructuring items, which includes the impairment of non-deductible goodwill resulting from the segment realignment described in Note 11, "Goodwill and Intangible Assets," offset by the release of valuation allowances associated with foreign tax credits, and a more favorable mix of non-US income by jurisdiction. Our US GAAP effective tax rate for the year ended April 30, 2022, included an increase in the UK statutory rate from 19% to 25% enacted during the period, which resulted in a $21.4 million noncash, nonrecurring deferred tax expense from the remeasurement of applicable UK net deferred tax liabilities.
Accounting for Uncertainty in Income Taxes:
As of April 30, 2023, and April 30, 2022, the total amount of unrecognized tax benefits were $9.4 million and $8.6 million, respectively, of which $0.3 million and $0.6 million represented accruals for interest and penalties recorded as additional tax expense in accordance with our accounting policy. We recorded net interest expense on reserves for unrecognized and recognized tax benefits of $0.2 million in each of the years ended April 30, 2023 and 2022. As of April 30, 2023, and April 30, 2022, the total amounts of unrecognized tax benefits that would reduce our income tax provision, if recognized, were approximately $9.4 million and $8.6 million, respectively. We do not expect any significant changes to the unrecognized tax benefits within the next twelve months.
A reconciliation of the unrecognized tax benefits included within the Other long-term liabilities line item on the Consolidated Statements of Financial Position is as follows:

	2023	2022
Balance at May 1	$8,592	$9,144
Additions for current year tax positions	1,236	947
Additions for prior year tax positions	533	16
Reductions for prior year tax positions	—	—
Foreign translation adjustment	(24)	(55)
Payments and settlements	—	—
Reductions for lapse of statute of limitations	(916)	(1,460)
Balance at April 30	$9,421	$8,592
Tax Audits:
We file income tax returns in the US and various states and non-US tax jurisdictions. Our major taxing jurisdictions are the United States, the United Kingdom, and Germany. We are no longer subject to income tax examinations for years prior to fiscal year 2014 in the major jurisdictions in which we are subject to tax.

Index
Deferred Taxes:
Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes.
We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The significant components of deferred tax assets and liabilities as of April 30 were as follows:

	2023	2022 (1)
Net operating losses	$27,434	$20,847
Reserve for sales returns and doubtful accounts	2,523	3,771
Accrued employee compensation	24,928	26,722
Foreign and federal credits	31,930	34,537
Other accrued expenses	2,513	2,700
Retirement and post-employment benefits	16,880	15,769
Operating lease liabilities	26,631	28,111
Total gross deferred tax assets	$132,839	$132,457
Less valuation allowance	(27,448)	(30,000)
Total deferred tax assets	$105,391	$102,457

Prepaid expenses and other current assets	$(2,927)	$(2,684)
Unremitted foreign earnings	(2,835)	(2,685)
Intangible and fixed assets	(216,251)	(249,104)
Right-of-use assets	(16,049)	(19,286)
Total deferred tax liabilities	$(238,062)	$(273,759)
Net deferred tax liabilities	$(132,671)	$(171,302)

Reported As
Deferred tax assets	$11,371	$8,763
Deferred tax liabilities	(144,042)	(180,065)
Net Deferred Tax Liabilities	$(132,671)	$(171,302)

(1)	Prior year amounts were updated to reflect an immaterial correction of previous netting of certain deferred taxes.
The decrease in net deferred taxes was due to the decrease in net deferred tax liabilities, which was primarily attributable to a decrease in intangible and fixed assets. In addition, we had an increase in net deferred tax assets related to net operating losses and retirement and post-employment benefits. We have concluded that, after valuation allowances, it is more likely than not that we will realize substantially all of the net deferred tax assets at April 30, 2023. In assessing the need for a valuation allowance, we take into account related deferred tax liabilities and estimated future reversals of existing temporary differences, future taxable earnings and tax planning strategies to determine which deferred tax assets are more likely than not to be realized in the future. Changes to tax laws, statutory tax rates and future taxable earnings can have an impact on our valuation allowances.
We have provided a $27.4 million valuation allowance as of April 30, 2023, based primarily on the uncertainty of utilizing the tax benefits related to our deferred tax assets for foreign tax credits. This valuation allowance is decreased by approximately $2.6 million from the valuation allowance as of April 30, 2022.
As of April 30, 2023, we have apportioned state net operating loss carryforwards totaling approximately $111 million, with a tax effected value of $6.3 million net of federal benefits. Our state and federal NOLs and credits, to the extent they expire, expire in various amounts over 1 to 20 years.

Index
We intend to repatriate earnings from our non-US subsidiaries, and to the extent we repatriate these funds to the US, we will be required to pay income taxes in various US state and local jurisdictions and applicable non-US withholding or similar taxes in the periods in which such repatriation occurs. As of April 30, 2023, we have recorded a $2.8 million liability related to the estimated taxes that would be incurred upon repatriating certain non-US earnings to the US.
Note 14 – Debt and Available Credit Facilities
Our total debt outstanding as of April 30 consisted of the amounts set forth in the following table:

	2023	2022
Short-term portion of long-term debt (1)	$5,000	$18,750

Term loan A - Amended and Restated CA(2)	191,757	204,343
Revolving credit facility - Amended and Restated CA	551,535	563,934
Total long-term debt, less current portion	743,292	768,277

Total debt	$748,292	$787,027

(1)	Relates to our term loan A under the Amended and Restated CA.

(2)	Amounts are shown net of unamortized issuance costs of $0.7 million as of April 30, 2023 and $0.3 million as of April 30, 2022.
The following table summarizes the scheduled annual maturities for the next five years of our long-term debt, including the short-term portion of long-term debt. This schedule represents the principal portion amount of debt outstanding and therefore excludes unamortized issuance costs.

Fiscal Year	Amount
2024	$5,000
2025	12,500
2026	22,500
2027	35,000
2028	674,035
Total	$749,035
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

Index

The Amended and Restated CA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of April 30, 2023.
In the three months ended January 31, 2023, we incurred $4.5 million of costs related to the second amendment of the Amended and Restated CA which resulted in total costs capitalized of $5.8 million for the Amended and Restated CA. The amount related to the term loan A facility was $0.8 million, consisting of lender fees of $0.8 million recorded as a reduction to Long-term debt and non-lender fees of less than $0.1 million included in Other non-current assets on our Consolidated Statement of Financial Position. The amount related to the revolving credit facility of which a portion matures in May 2024 and in November 2027 was $0.2 million and $4.8 million, respectively, all of which is included in Other non-current assets on our Consolidated Statement of Financial Position.
In the three months ended January 31, 2023, we incurred a loss of $(0.2) million on the write-off of unamortized deferred costs in connection with the second amendment of the Amended and Restated CA which is reflected in Other income, net on our Consolidated Statement of Income for the year ended April 30, 2023.

The amortization expense of the costs incurred related to the Amended and Restated CA related to the lender and non-lender fees is recognized over a five-year term for credit commitments that mature in November 2027 and an 18-month term for credit commitments that mature in May 2024. Total amortization expense was $1.1 million for each of the years ended April 30, 2023, 2022, and 2021 and is included in Interest expense on our Consolidated Statements of Income.
Lines of Credit
We have other lines of credit aggregating $1.0 million at various interest rates. There were no outstanding borrowings under these credit lines at April 30, 2023, and 2022.
Our total available lines of credit as of April 30, 2023 were approximately $1.5 billion, of which approximately $0.7 billion was unused. The weighted average interest rates on total debt outstanding during the years ended April 30, 2023 and 2022 were 4.05% and 2.02%, respectively. As of April 30, 2023 and 2022, the weighted average interest rates for total debt were 4.76% and 2.55%, respectively.
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
Interest Rate Contracts
As of April 30, 2023, we had total debt outstanding of $748.3 million, net of unamortized issuance costs of $0.7 million, of which $749.0 million are variable rate loans outstanding under the Amended and Restated CA, which approximated fair value.
As of April 30, 2023 and 2022, the interest rate swap agreements we maintained were designated as fully effective cash flow hedges as defined under FASB ASC Topic 815, “Derivatives and Hedging” (ASC Topic 815). As a result, there was no impact on our Consolidated Statements of Income from changes in the fair value of the interest rate swaps, as they were fully offset by changes in the interest expense on the underlying variable rate debt instruments. Under ASC Topic 815, derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated other comprehensive loss on the Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated other comprehensive loss to Interest expense on the Consolidated Statements of Income. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

Index
The following table summarizes our interest rate swaps designated as cash flow hedges:

			Notional Amount
			As of April 30,
Hedged Item (1)	Date entered into	Nature of Swap	2023	2022	Fixed Interest Rate	Variable Interest Rate
Amended and Restated CA	March 15, 2023	Pay fixed/receive variable	$50,000	$—	3.565%	1-month SOFR reset every month for a 3-year period ending April 15, 2026
Amended and Restated CA	March 14, 2023	Pay fixed/receive variable	50,000	—	4.053%	1-month SOFR reset every month for a 3-year period ending March 15, 2026
Amended and Restated CA	March 13, 2023	Pay fixed/receive variable	50,000	—	3.720%	1-month SOFR reset every month for a 3-year period ending March 15, 2026
Amended and Restated CA	December 13, 2022	Pay fixed/receive variable	50,000	—	3.772%	1-month SOFR reset every month for a 3-year period ending December 15, 2025
Amended and Restated CA	June 16, 2022	Pay fixed/receive variable	100,000	—	3.467%	1-month SOFR reset every month for a 2-year period ending May 15, 2024 (2)
Amended and Restated CA	April 06, 2022	Pay fixed/receive variable	100,000	100,000	2.588%	1-month SOFR reset every month for a 2-year period ending April 15, 2024 (2)
Amended and Restated CA	April 12, 2021	Pay fixed/receive variable	100,000	100,000	0.465%	1-month SOFR reset every month for a 3-year period ending April 15, 2024 (2)
Amended and Restated CA	February 26, 2020	Pay fixed/receive variable	—	100,000	1.168%	1-month SOFR reset every month for a 3-year period ending March 15, 2023 (2)
Amended and Restated CA	August 07, 2019	Pay fixed/receive variable	—	100,000	1.400%	1-month LIBOR reset every month for a 3-year period ending August 15, 2022
Amended and Restated CA	June 24, 2019	Pay fixed/receive variable	—	100,000	1.650%	1-month LIBOR reset every month for a 3-year period ending July 15, 2022
			$500,000	$500,000

(1)	On November 30, 2022, we entered into the second amendment to our Amended and Restated CA. Refer to Note 14, “Debt and Available Credit Facilities” for more information related to our Amended and Restated CA.
(2)	On November 30, 2022, we amended the Amended and Restated CA (as defined in Note 14, “Debt and Available Credit Facilities”) and as a result we amended our outstanding interest rate swaps designated as cash flow hedges to change the rates from LIBOR-based rates to SOFR-based rates. We applied ASU 2020-04 at the time of modification, and there was no impact on our Consolidated Financial Statements.

Index
We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of April 30, 2023 was a deferred loss of $(0.6) million and a deferred gain of $7.8 million. Based on the maturity dates of the contracts, the entire deferred loss as of April 30, 2023 was recorded within Other long-term liabilities, $6.4 million of the deferred gain was recorded within Prepaid expenses and other current assets, and $1.4 million was recorded within Other non-current assets.
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
The pretax gains (losses) that were reclassified from Accumulated other comprehensive loss into Interest expense for the years ended April 30, 2023, 2022, and 2021 were $5.0 million, $(4.2) million, and $(3.7) million, respectively. Based on the amount in Accumulated other comprehensive loss at April 30, 2023, approximately $7.2 million, net of tax, would be reclassified into Net income in the next twelve months.
Foreign Currency Contracts
We may enter into forward exchange contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign exchange transaction gains (losses) on our Consolidated Statements of Income and carried at fair value on our Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the affects of changes in spot rates reported in Foreign exchange transaction gains (losses) on our Consolidated Statements of Income.
As of April 30, 2023 and 2022, we did not maintain any open forward exchange contracts. In addition, we did not maintain any open forward contracts during the years ended April 30, 2023 and 2022.
During the year ended April 30, 2021, to manage foreign currency exposures on an intercompany loan, we entered into one forward exchange contract to sell €32 million and buy $38.8 million. This forward contract expired on April 15, 2021. We did not designate this forward exchange contract as a hedge under the applicable sections of ASC Topic 815 as the benefits of doing so were not material due to the short-term nature of the contract. The fair value changes in the forward exchange contract substantially mitigated the changes in the value of the applicable foreign currency denominated liability. The fair value of the open forward exchange contract was measured on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. For the year ended April 30, 2021, the loss recognized on this forward contract was $0.8 million and included in Foreign exchange transaction gains (losses) on our Consolidated Statement of Income.
Note 16 – Commitment and Contingencies
Legal Proceedings
We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of April 30, 2023, will not have a material effect upon our consolidated financial condition or results of operations.

Index
Non-Income Tax Matters
We conduct operations in many tax jurisdictions, and non-income-based taxes, such as sales, use, value-added, goods and services, and other taxes, are assessed on our operations in many jurisdictions. Although we are diligent in collecting and remitting such taxes, there is uncertainty as to the appropriate tax treatment of digital goods and services in many jurisdictions. No assessment has been made, and we have received no indication that an assessment will be made, with respect to such taxes. Therefore, no provisions have been recorded for uncertainties in sales, use, value-added, goods and services, or other indirect tax liabilities in the accompanying consolidated financial statements. Nonetheless, changes in law or interpretation may occur in the future, which may have a material effect on the consolidated results of operations or cash flows in the period in which a new determination is made.
Note 17 – Retirement Plans
We have retirement plans that cover substantially all employees. The plans generally provide for employee retirement between the ages 60 and 65, and benefits based on length of service and compensation, as defined.
Our Board of Directors approved plan amendments that froze the following retirement plans:
•Retirement Plan for the Employees of John Wiley & Sons, Canada was frozen effective December 31, 2015;
•Retirement Plan for the Employees of John Wiley & Sons, Ltd., a UK plan was frozen effective April 30, 2015 and;
•U.S. Employees’ Retirement Plan, Supplemental Benefit Plan, and Supplemental Executive Retirement Plan, were frozen effective June 30, 2013.
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
The components of net pension expense (income) for the defined benefit plans and the weighted average assumptions were as follows:

	For the Years Ended April 30,
	2023		2022		2021
	US	Non-US	US	Non-US	US	Non-US
Service cost	$—	$796	$—	$1,196	$—	$1,396
Interest cost	11,242	13,389	9,451	11,148	9,504	8,901
Expected return on plan assets	(9,924)	(23,134)	(12,144)	(28,118)	(11,969)	(26,971)
Amortization of prior service cost	(154)	60	(154)	67	(154)	58
Amortization of net actuarial loss	2,295	3,851	2,617	4,846	3,501	4,516
Curtailment/settlement (credit)	—	(1,828)	—	(39)	—	—
Net pension expense (income)	$3,459	$(6,866)	$(230)	$(10,900)	$882	$(12,100)

Discount rate	4.6%	3.0%	3.2%	1.9%	3.1%	1.6%
Rate of compensation increase	N/A	3.1%	N/A	3.0%	N/A	3.0%
Expected return on plan assets	5.0%	5.5%	5.3%	5.5%	5.8%	5.7%

In the year ended April 30, 2023, because of a reduction in force, there was a curtailment credit of $0.3 million related to the retirement allowances for employees of CrossKnowledge, a France Pension Plan, which is reflected in Other income, net on our Consolidated Statements of Income. In addition, in the year ended April 30, 2023 due to the closure of our operations in Russia, there was a curtailment and a settlement credit due to the wind up of the Russia Pension Plan of $1.5 million which is primarily reflected in Other income, net on our Consolidated Statements of Income.

Index
In the year ended April 30, 2022, because of a reduction in force, there was a curtailment credit of less than $0.1 million related to the Retirement Indemnity Plan for the Employees of Cross Knowledge, a France pension Plan, which is reflected in Restructuring and related charges (credits) in the Consolidated Statements of Income.
The service cost component of net pension expense (income) is reflected in Operating and administrative expenses on our Consolidated Statements of Income. The other components of net pension expense (income) are reported separately from the service cost component and below Operating income. Such amounts are reflected in Other income, net on our Consolidated Statements of Income.
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

Index
The following table sets forth the changes in, and the status of, our defined benefit plans’ assets and benefit obligations:

	2023		2022
	US	Non-US	US	Non-US
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year	$204,455	$442,259	$237,129	$523,886
Actual return on plan assets	(5,953)	(133,855)	(21,257)	(37,543)
Employer contributions	3,701	11,600	3,812	12,595
Employee contributions	—	—	—	—
Settlements	—	(394)	—	—
Benefits paid	(15,596)	(10,458)	(15,229)	(10,703)
Foreign currency rate changes	—	(7,097)	—	(45,976)
Fair value, end of year	$186,607	$302,055	$204,455	$442,259
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit obligation, beginning of year	$(249,570)	$(474,802)	$(302,632)	$(609,614)
Service cost	—	(796)	—	(1,196)
Interest cost	(11,242)	(13,389)	(9,451)	(11,148)
Actuarial gains	9,328	127,635	47,284	84,746
Benefits paid	15,596	10,458	15,229	10,703
Foreign currency rate changes	—	5,416	—	51,660
Settlements and other	—	2,470	—	47
Benefit obligation, end of year	$(235,888)	$(343,008)	$(249,570)	$(474,802)
Underfunded status, end of year	$(49,281)	$(40,953)	$(45,115)	$(32,543)
AMOUNTS RECOGNIZED ON THE STATEMENT OF FINANCIAL POSITION
Noncurrent assets	—	830	—	5,855
Current pension liability	(3,557)	(1,203)	(3,545)	(1,346)
Noncurrent pension liability	(45,724)	(40,580)	(41,570)	(37,052)
Net amount recognized in statement of financial position	$(49,281)	$(40,953)	$(45,115)	$(32,543)
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS (BEFORE TAX) CONSIST OF
Net actuarial losses	$(84,367)	$(197,701)	$(80,114)	$(171,274)
Prior service cost gains (losses)	1,792	(1,058)	1,946	(1,165)
Total accumulated other comprehensive loss	$(82,575)	$(198,759)	$(78,168)	$(172,439)
Change in accumulated other comprehensive loss	$(4,407)	$(26,320)	$16,345	$42,818
INFORMATION FOR PENSION PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Accumulated benefit obligation	$235,888	$35,068	$249,570	$37,801
Fair value of plan assets	$186,607	$496	$204,455	$475
INFORMATION FOR PENSION PLANS WITH A PROJECTED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Projected benefit obligation	$235,888	$335,109	$249,570	$38,871
Fair value of plan assets	$186,607	$293,326	$204,455	$475
WEIGHTED AVERAGE ASSUMPTIONS USED IN DETERMINING ASSETS AND LIABILITIES
Discount rate	5.1%	4.8%	4.6%	3.0%
Rate of compensation increase	N/A	3.0%	N/A	3.1%
Accumulated benefit obligations	$(235,888)	$(329,329)	$(249,570)	$(450,037)

Index
Actuarial gains in the US resulting in a decrease to our projected benefit obligation for the year ended April 30, 2023 were primarily due to an increase in the discount rate. Actuarial gains for the non-US plans, resulting in a decrease to our projected benefit obligation for the year ended April 30, 2023 were primarily due to significant increases in the discount rates.
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
Pension plan assets/investments:
The investment guidelines for the defined benefit pension plans are established based upon an evaluation of market conditions, plan liabilities, cash requirements for benefit payments, and tolerance for risk. Investment guidelines include the use of actively and passively managed securities. The investment objective is to ensure that funds are available to meet the plans' benefit obligations when they are due. The investment strategy is to invest in high quality and diversified equity and debt securities to achieve our long-term expectation. The plans’ risk management practices provide guidance to the investment managers, including guidelines for asset concentration, credit rating, and liquidity. For those plan assets measured at NAV as defined below, a redemption request can be executed within a 7-day notice. Asset allocation favors a balanced portfolio, with a global aggregated target allocation of approximately 47% equity securities and 53% fixed income securities and cash. Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges of plus or minus 5%. We regularly review the investment allocations and periodically rebalance investments to the target allocations. We categorize our pension assets into three levels based upon the assumptions (inputs) used to price the assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•Level 1: Unadjusted quoted prices in active markets for identical assets.
•Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets.
•Level 3: Unobservable inputs reflecting assumptions about the inputs used in pricing the asset.
We did not maintain any level 3 assets during the years ended April 30, 2023 and 2022. In accordance with ASU 2015-07, “Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient do not have to be classified in the fair value hierarchy. The fair value amounts presented in the following tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension benefit plan assets.

Index
The following tables set forth, by level within the fair value hierarchy, pension plan assets at their fair value as of April 30:

	2023				2022
	Level 1	Level 2	NAV	Total	Level 1	Level 2	NAV	Total
US Plan Assets
Global Equity Securities: Limited Partnership		$6,537	$73,469	$80,006	$7,477		$77,849	$85,326
Fixed Income Securities: Commingled Trust Funds			106,601	106,601			119,129	119,129
Total Assets		$6,537	$180,070	$186,607	$7,477		$196,978	$204,455

Non-US Plan Assets
Equity securities:
US equities	$—	$48,806		$48,806	$—	$48,443		$48,443
Non-US equities	—	39,618		39,618	—	112,162		112,162
Balanced managed funds	—	58,036		58,036	—	94,623		94,623
Fixed income securities: Commingled funds	—	133,878		133,878	—	185,192		185,192
Other:
Real estate/other	—	496		496	—	475		475
Cash and cash equivalents	1,902	19,319		21,221	1,338	26		1,364
Total Non-US plan assets	$1,902	$300,153	$—	$302,055	$1,338	$440,921	$—	$442,259
Total plan assets	$1,902	$306,690	$180,070	$488,662	$8,815	$440,921	$196,978	$646,714
Expected employer contributions to the defined benefit pension plans in the year ended April 30, 2024 will be approximately $15.5 million, including $11.8 million of minimum amounts required for our non-US plans. From time to time, we may elect to make voluntary contributions to our defined benefit plans to improve their funded status.
Benefit payments to retirees from all defined benefit plans are expected to be the following in the fiscal year indicated:

Fiscal Year	US	Non-US	Total
2024	$15,889	$11,986	$27,875
2025	15,529	14,064	29,593
2026	15,333	13,124	28,457
2027	15,398	13,882	29,280
2028	15,482	14,485	29,967
2029–2033	76,729	86,148	162,877
Total	$154,360	$153,689	$308,049

Index
Retiree Health Benefits
We provide contributory life insurance and health care benefits, subject to certain dollar limitations, for substantially all of our eligible retired US employees. The retiree health benefit is no longer available for any employee who retires after December 31, 2017. The cost of such benefits is expensed over the years the employee renders service and is not funded in advance. The accumulated post-retirement benefit obligation recognized on the Consolidated Statements of Financial Position as of April 30, 2023 and 2022, was $0.7 million and $1.3 million, respectively. Annual credits for these plans were less than $(0.1) million for the year ended April 30, 2023. Annual credits for these plans were $(0.1) million for each of the years ended April 30, 2022 and 2021.
Defined Contribution Savings Plans
We have defined contribution savings plans. Our contribution is based on employee contributions and the level of our match. We may make discretionary contributions to all employees as a group. The expense recorded for these plans was approximately $30.7 million, $30.3 million, and $24.3 million in the years ended April 30, 2023, 2022, and 2021, respectively.
Note 18 – Stock-Based Compensation

The Company provides stock-based compensation to its employees and non-employee directors, which may include restricted stock units (RSUs), PSU, and stock options, (collectively, stock-based awards). All equity compensation plans have been approved by shareholders. On September 29, 2022, the Company’s shareholders approved the 2022 Omnibus Stock and Long-Term Incentive Plan (the 2022 Plan), which replaced, with respect to new award grants, our 2014 Key Employee Stock Plan and 2018 Director Stock Plan (the Prior Plans) that were previously in effect. Following the approval of the 2022 Plan, no further awards were available to be issued under the Prior Plans, but awards outstanding under the Prior Plans as of that date remain outstanding in accordance with their terms. A total number of 6.2 million shares of our Class A stock was authorized under the 2022 Plan. In addition, any outstanding awards cancelled from the Prior Plans are added to the shares available under the 2022 Plan. As of April 30, 2023, there were approximately 6.3 million securities remaining available for future issuance under the 2022 Plan. We issue treasury shares to fund awards issued under the 2022 Plan.
Stock Option Activity
Under the terms of our stock option plan, the exercise price of stock options granted may not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable over a maximum period of ten years from the date of grant.
Options Granted in Fiscal Years 2023 and 2022
During the year ended April 30, 2023, we granted 20,000 stock option awards to other leaders at fair market value on the date of grant. During the year ended April 30, 2022, we granted 300,000 stock option awards. The grants in the year ended April 30, 2022 included 260,000 stock options to our executive leadership team, at a grant price of $63.07, which was generally 10% above the fair market value at the time of grant, and 40,000 stock options granted to other leaders at fair market value on date of grant. For the options granted in the years ended April 30, 2023 and 2022, such options generally vest 10%, 20%, 30%, and 40% on April 30, or on each anniversary date after the award is granted.The following table provides the estimated weighted average fair value for options granted during the years ended April 30 using the Black-Scholes option-pricing model, and the significant weighted average assumptions used in their determination.

Index

	2023	2022
Weighted average fair value of options on grant date	$9.24	$11.75

Weighted average assumptions:
Expected life of options (years)	5.9	6.3
Risk-free interest rate	2.0%	1.2%
Expected volatility	32.4%	30.7%
Expected dividend yield	3.4%	2.4%
Fair value of common stock on grant date	$41.30	$56.51
Exercise price of stock option grant	$41.30	$61.84
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
As of April 30, 2023, there was $1.7 million of unrecognized share-based compensation cost related to options, which is expected to be recognized over a period up to 4 years, or 2.2 years on a weighted average basis.
A summary of the activity and status of our stock option plans follows during the year ended April 30, 2023:

	Number of Options (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	310	$59.89
Granted	20	$41.30
Exercised	(14)	$39.53
Expired or forfeited	(4)	$48.06
Outstanding at end of year	312	$59.77	7.6	$—
Exercisable at end of year	103	$60.49	6.1	$—
Vested and expected to vest in the future at April 30	302	$60.18	7.6	$—
The intrinsic value is the difference between our common stock price and the option grant price. The total intrinsic value of options exercised during the years ended April 30, 2023, 2022, and 2021 was $0.1 million, $0.4 million, and $0.2 million, respectively. The total grant date fair value of stock options vested during the year ended April 30, 2023 and 2022 was $0.5 million and $1.3 million, respectively. As noted above, as of April 30, 2019, all outstanding stock options, prior to those granted in the year ended April 30, 2022 vested allowing the participant the right to exercise their awards.

Index
The following table summarizes information about stock options outstanding and exercisable at April 30, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options (in 000’s)	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Number of Options (in 000’s)	Weighted Average Exercise Price
$36.60 to $39.53	13	7.7	$37.26	3	$39.53
$45.99 to $53.79	40	8.7	$51.43	3	$53.24
$55.62 to $63.07	259	7.5	$62.17	97	$61.34
Total/average	312	7.6	$59.77	103	$60.49
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
Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier.
Activity for performance-based and other restricted stock awards during the years ended April 30, was as follows (shares in thousands):

	2023		2022	2021
	Restricted Shares	Weighted Average Grant Date Value	Restricted Shares	Restricted Shares
Nonvested shares at beginning of year	1,274	$49.17	1,280	943
Granted	540	$45.23	658	706
Change in shares due to performance	(44)	$43.29	(3)	118
Vested and issued	(544)	$47.27	(432)	(362)
Forfeited	(153)	$48.39	(229)	(125)
Nonvested shares at end of year	1,073	$48.49	1,274	1,280
For the years ended April 30, 2023, 2022 and 2021, we recognized stock-based compensation expense (including stock options), on a pretax basis, of $26.5 million, $25.7 million and $22.0 million, respectively.
As of April 30, 2023, there was $30.7 million of unrecognized share-based compensation cost related to performance-based and other restricted stock awards, which is expected to be recognized over a period up to 4, or 2.3 on a weighted average basis.
Compensation expense for restricted stock awards is measured using the closing market price of our Class A Common Stock at the date of grant. The total grant date value of shares vested during the years ended April 30, 2023, 2022, and 2021 was $25.7 million, $22.0 million, and $17.6 million, respectively.

Index
President and CEO New Hire Equity Awards
On October 17, 2017, we announced Brian A. Napack as the new President and Chief Executive Officer of Wiley effective December 4, 2017 (the Commencement Date). Upon the Commencement Date, Mr. Napack also became a member of our Board of Directors. In connection with his appointment, Wiley and Mr. Napack entered into an employment offer letter (the Employment Agreement).
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
Director Stock Awards
On September 29, 2022, the Company’s shareholders approved the 2022 Plan, which replaced, with respect to new award grants, the 2018 Director Stock Plan (the 2018 Plan) that was previously in effect. Under the terms of the 2022 Plan, each nonemployee director is eligible to receive an annual award of restricted shares of our Class A Common Stock equal in value to 100% of the annual director stock retainer fee, based on the stock price at the close of the New York Stock Exchange on the date of grant. Such restricted shares will vest on the earliest of (i) the day before the next annual meeting of stockholders following the grant, (ii) the nonemployee director’s death or disability (as determined by the Governance Committee of the Board of Directors (Governance Committee)), or (iii) a change in control (as defined in the 2022 Plan). The granted shares may not be sold or transferred during the time the nonemployee director remains a director. There were 30,706, 18,384, and 28,360 restricted shares awarded under the 2022 Plan, or the 2018 Plan, as the case may be, for the years ended April 30, 2023, 2022, and 2021, respectively. In addition, pursuant to the John Wiley & Sons, Inc. Deferred Compensation Plan for Directors’ 2005 & After Compensation, as amended through September 20, 2022 (Deferred Compensation Plan), each nonemployee director has the option of receiving all or part of the annual retainer in the form of deferred stock and receive dividends in the form of deferred stock. The annual retainers deferred as stock and the dividends received in the form of deferred stock, all pursuant to the Deferred Compensation Plan, are nominal.
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
Share Repurchases
During the year ended April 30, 2020, our Board of Directors approved an additional share repurchase program of $200 million of Class A or B Common Stock. As of April 30, 2023, we had authorization from our Board of Directors to purchase up to $162.5 million that was remaining under this program.
The share repurchase program described above is in addition to the share repurchase program approved by our Board of Directors during the year ended April 30, 2017 of four million shares of Class A or B Common Stock. As of April 30, 2022, no additional shares were remaining under this program for purchase.

Index
The following table summarizes the share repurchases of Class A and B Common Stock during the years ended April 30 (shares in thousands):

	2023	2022	2021
Shares repurchased – Class A	831	542	308
Shares repurchased – Class B	1	2	2
Average price – Class A and Class B	$42.07	$55.14	$50.93
Dividends
The following table summarizes the cash dividends paid during the year ended April 30, 2023:

Date of Declaration by Board of Directors	Quarterly Cash Dividend	Total Dividend	Class of Common Stock	Dividend Paid Date	Shareholders of Record as of Date
June 22, 2022	$0.3475 per common share	$19.4 million	Class A and Class B	July 20, 2022	July 6, 2022
September 29, 2022	$0.3475 per common share	$19.3 million	Class A and Class B	October 26, 2022	October 11, 2022
December 15, 2022	$0.3475 per common share	$19.3 million	Class A and Class B	January 11, 2023	December 27, 2022
March 29, 2023	$0.3475 per common share	$19.2 million	Class A and Class B	April 25, 2023	April 11, 2023
Changes in Common Stock
The following is a summary of changes during the years ended April 30, in shares of our common stock and common stock in treasury (shares in thousands).

Changes in Class A Common Stock:	2023	2022	2021
Number of shares, beginning of year	70,226	70,208	70,166
Common stock class conversions	5	18	42
Number of shares issued, end of year	70,231	70,226	70,208

Changes in Class A Common Stock in treasury:
Number of shares held, beginning of year	23,515	23,419	23,405
Purchases of treasury shares	831	542	308
Restricted shares issued under stock-based compensation plans – non-PSU Awards	(394)	(323)	(268)
Restricted shares issued under stock-based compensation plans – PSU Awards	(150)	(108)	(88)
Shares issued to directors	—	(2)	(6)
Restricted shares issued from exercise of stock options	(14)	(49)	(60)
Shares issued related to the acquisition of a business	—	(129)	—
Shares withheld for taxes	195	167	129
Other	—	(2)	(1)
Number of shares held, end of year	23,983	23,515	23,419
Number of Class A Common Stock outstanding, end of year	46,248	46,711	46,789

Index

Changes in Class B Common Stock:	2023	2022	2021
Number of shares, beginning of year	12,956	12,974	13,016
Common stock class conversions	(5)	(18)	(42)
Number of shares issued, end of year	12,951	12,956	12,974

Changes in Class B Common Stock in treasury:
Number of shares held, beginning of year	3,924	3,922	3,920
Purchases of treasury shares	1	2	2
Number of shares held, end of year	3,925	3,924	3,922
Number of Class B Common Stock outstanding, end of year	9,026	9,032	9,052
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

Note 20 – Segment Information

We have reorganized our Education lines of business into two new customer-centric segments. The Academic segment addresses the university customer group and includes Academic Publishing and University Services. The Talent segment addresses the corporate customer group and will be focused on delivering training, sourcing, and upskilling solutions. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results. Our new segment reporting structure consists of three reportable segments, which are listed below, as well as a Corporate expense category (no change), which includes certain costs that are not allocated to the reportable segments:

•Research includes Research Publishing and Research Solutions. No changes were made as a result of this realignment;
•Academic includes the Academic Publishing and University Services lines. Academic Publishing is the combination of the former Education Publishing line and professional publishing offerings;
•Talent is the combination of the former Talent Development line, and our assessments (corporate training) and corporate learning offerings.

We report our segment information in accordance with the provisions of ASC Topic 280, “Segment Reporting.” These segments reflect the way our chief operating decision maker evaluates our business performance and manages the operations. The performance metric used by our chief operating decision maker to evaluate performance of our reportable segments is Adjusted Contribution to Profit.

Index
Segment information is as follows:

	For the Years Ended April 30,
	2023	2022	2021
Revenue:
Research	$1,080,311	$1,111,343	$1,015,349
Academic	690,408	759,112	769,014
Talent	249,181	212,473	157,138
Total revenue	$2,019,900	$2,082,928	$1,941,501

Adjusted Contribution to Profit:
Research	$283,984	$295,227	$273,023
Academic	68,279	91,247	117,005
Talent (1)	33,007	23,959	(4,154)
Total adjusted contribution to profit	$385,270	$410,433	$385,874
Adjusted corporate contribution to profit	(171,926)	(192,584)	(167,053)
Total adjusted operating income	$213,344	$217,849	$218,821

Depreciation and Amortization:
Research	$93,008	$94,899	$83,866
Academic	79,741	81,721	77,823
Talent (1)	24,042	21,997	23,828
Total depreciation and amortization	$196,791	$198,617	$185,517
Corporate depreciation and amortization	16,462	16,553	14,672
Total depreciation and amortization	$213,253	$215,170	$200,189

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

Index
The following table shows a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted Operating Income:

	For the Years Ended April 30,
	2023	2022	2021
US GAAP Operating Income	$55,890	$219,276	$185,511
Adjustments:
Restructuring and related charges (credits) (1)	49,389	(1,427)	33,310
Impairment of goodwill (1)	99,800	—	—
Legal settlement (2)	3,671	—	—
Accelerated amortization of an intangible asset (3)	4,594	—	—
Non-GAAP Adjusted Operating Income	$213,344	$217,849	$218,821

(1)	See Note 7, “Restructuring and Related Charges (Credits)” and Note 11, “Goodwill and Intangible Assets” for these charges by segment.
(2)	In the three months ended January 31, 2023, we settled a litigation matter related to consideration for a previous acquisition for $3.7 million which is included in our Corporate category.
(3)	As described above, this accelerated amortization relates to the mthree trademark.
See Note 3, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the years ended April 30, 2023, 2022, and 2021.
The following tables show assets allocated by reportable segment and by the corporate category as of April 30 as follows:

	2023	2022

Research	$1,521,450	$1,593,297
Academic	870,586	1,023,887
Talent	394,866	413,137
Corporate	321,908	331,374
Total	$3,108,810	$3,361,695
The following tables show product development spending and additions to technology, property, and equipment by reportable segment and by the corporate category:

	For the Years Ended April 30,
	2023	2022	2021

Research	$(29,424)	$(30,139)	$(24,284)
Academic	(39,069)	(43,580)	(36,831)
Talent	(5,865)	(7,810)	(8,515)
Corporate	(29,755)	(34,329)	(33,731)
Total	$(104,113)	$(115,858)	$(103,361)

Index
Revenue for the years ended April 30 from external customers is based on the location of the customer, and technology, property and equipment, net by geographic area as of April 30 were as follows:

	Revenue, net			Technology, Property, and Equipment, Net
	2023	2022	2021	2023	2022	2021
United States	$995,918	$1,011,716	$990,499	$210,547	$232,824	$241,217
China	150,939	140,323	92,305	1,905	2,609	567
United Kingdom	150,601	164,205	145,806	19,664	19,260	19,436
Japan	89,084	94,040	91,957	675	807	234
Canada	83,039	80,640	67,635	61	194	1,067
Australia	79,802	80,993	57,569	196	476	890
Germany	59,867	75,805	78,035	8,333	7,267	8,459
India	43,505	38,279	32,228	814	984	1,012
France	34,260	43,007	45,681	1,977	3,284	4,329
Other Countries	332,885	353,920	339,786	2,977	3,867	5,059
Total	$2,019,900	$2,082,928	$1,941,501	$247,149	$271,572	$282,270
Note 21 – Subsequent Events

Fiscal Year 2024 Dispositions, Segment Realignment, and Restructuring

On June 1, 2023, Wiley’s Board of Directors approved a plan to dispose of certain education businesses. Those businesses are University Services (formerly Online Program Management) in our Academic segment, and Wiley Edge (formerly Talent Development) and CrossKnowledge in our Talent segment. These dispositions are expected to be completed in fiscal year 2024, and will be reported as held for sale in the first quarter of fiscal year 2024. In fiscal year 2023, these businesses, combined with the two dispositions disclosed in Note 4, "Acquisitions and Divestitures" generated approximately $393 million of revenue (approximately 19% of our consolidated revenue) and $43 million of Adjusted EBITDA (approximately 10% of our consolidated Adjusted EBITDA). We are evaluating the financial statement impact of these planned dispositions.
During fiscal year 2024, it is anticipated that additional restructuring actions will be undertaken to rightsize the Company’s expenses. The timing of much of these restructuring actions will be influenced by the completion of the dispositions. The amount of such charges has not yet been determined.
In the first quarter of fiscal year 2024, we are realigning our segments. Our new segment structure will consist of two reportable segments which includes (1) Research (no change) and (2) Learning, as well as a Corporate expense category (no change), which includes certain costs that are not allocated to the reportable segments. Research will continue to have reporting lines of Research Publishing and Research Solutions. Learning will include reporting lines of Academic (education publishing) and Professional (professional publishing and assessments).
Dividend
On June 26, 2023, our Board of Directors declared a quarterly dividend of $0.3500 per share, or approximately $19.3 million, on our Class A and Class B Common Stock. The dividend is payable on July 20, 2023 to shareholders of record on July 6, 2023.

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
There were no changes in our internal control over financial reporting in the fourth quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting: Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2023.

The effectiveness of our internal control over financial reporting as of April 30, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Index
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information about our Executive Officers is reported under the caption “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K.
The following information will be included in the Company's Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed within 120 days of the Company's fiscal year end of April 30, 2023 (2023 Proxy Statement) and is incorporated herein by reference.
•Information about our directors who are standing for reelection and any persons nominated to become directors of the Company is contained under the caption “Election of Director Nominees”.
•Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption "Delinquent Section 16(a) Reports".
•Information concerning the Company's committees of the Board of Directors, including the audit committee and designated financial experts is contained under the captions “Report of the Audit Committee” and “Committees of the Board of Directors and Certain Other Information concerning the Board”.
•Information concerning the Company's code of business conduct and ethics for directors, officers and employees, also known as the "Business Conduct and Ethics Policy" and the "Code of Ethics Policy for Senior Financial Officers" and on Company's "Corporate Governance Principles" are set forth under "Corporate Governance—Key Corporate Governance Documents." All of these documents are publicly available on the Company’s Corporate Governance website at https://www.wiley.com/en-us/corporategovernance.
Item 11. Executive Compensation
The Information required by this item will be included in the 2023 Proxy Statement under the headers “Directors’ Compensation,” "Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation,” respectively, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following information required in this item will be included under the Ownership of Common Stock section in the Company's 2023 Proxy Statement and is incorporated herein by reference.
•Information on the beneficial ownership reporting for the directors and executive officers is contained under the caption “Stock Ownership of Officers and Directors.”
•Information on the beneficial ownership reporting for all other shareholders that own 5% or more of the Company’s Class A or Class B Common Stock is contained under the caption “Stock Ownership of Certain Beneficial Owners."
The following table summarizes the Company’s equity compensation plan information as of April 30, 2023:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by shareholders	1,385,361	$59.77	6,279,259

Index
(1)This amount includes the following awards issued under the 2022 Plan and Prior Plans:
•312,509 shares issuable upon the exercise of outstanding stock options with a weighted average exercise price of $59.77.
•1,072,852 non-vested performance-based and other restricted stock awards. Since these awards have no exercise price, they are not included in the weighted average exercise price calculation.
(2)Per the terms of the 2022 Plan, a total of 6,200,000 shares shall be authorized for awards granted under the 2022 Plan, less one (1) share for every one (1) share that was subject to an award granted under a Prior Plan after July 13, 2022 and prior to the approval of the 2022 Plan on September 29, 2022 (Effective Date). In addition, after July 13, 2022, if any shares subject to an award under any Prior Plans are forfeited or an award under any Prior Plans expires or is settled for cash, then in each such case the shares subject to such Award or award under any Prior Plan shall be added to the shares available for awards under the Plan, on a one-for-one-basis. After the Effective Date of the 2022 Plan, no awards may be granted under any Prior Plan.
All of the Company’s equity compensation plans are approved by shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information on related party transactions and the policies and procedures for reviewing and approving related party transactions will be contained under the caption “Transactions with Related Persons” within the “Corporate Governance” section of the 2023 Proxy Statement and are incorporated herein by reference.
Information on director independence will be contained under the caption “Director Independence” within the “Corporate Governance” section of the 2023 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor ID: 185
Information required by this item will be contained in the 2023 Proxy Statement under the captions “Audit Committee Matters" and “Audit Committee Report” and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this Annual Report on Form 10-K:
(1) Financial Statements
See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K in Part II Item 8.
(2) Financial Statement Schedule
See Schedule II - Valuation and Qualifying Accounts and Reserves - Years Ended April 30, 2023, 2022, and 2021 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable, or the amounts involved are not material.
(3) Exhibits

Articles of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation of John Wiley & Sons, Inc. July 1, 1992 (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2022).

3.2	Restated Certificate of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1992).

Index

3.3	Certificate of Amendment of the Certificate of Incorporation dated October 13, 1995 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1996).

3.4
Certificate of Amendment of the Certificate of Incorporation dated as of September 1998 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998).

3.5
Certificate of Amendment of the Certificate of Incorporation dated as of September 1999 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999).

3.6	Amended and Restated By-Laws dated as of September 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2018).

Instruments Defining the Rights of Security Holders, Including Indentures
4.1
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended April 30, 2020).

Material Contracts

10.1	Form of the Fiscal Year 2023 Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2022).●

10.2	Form of the Fiscal Year 2023 Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2022).●

10.3
Restricted Share Unit Grant Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2022).●

10.4
Performance Share Unit Grant Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2022).●

10.5	2018 Director Stock Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2019).●

10.6	John Wiley & Sons, Inc. 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2022).●

10.7	Amended 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2014).●

10.8	John Wiley & Sons, Inc. Director Restricted Share Unit Grant Agreement (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2022.●

10.9
John Wiley & Sons, Inc. Deferred Compensation Plan for Directors’ 2005 & After Compensation Amended and Restated as of September 29, 2022 (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2022).●

10.10
Second Amendment to the Third Amended and Restated Credit Agreement, dated as of November 30, 2022, among John Wiley & Sons, Inc., John Wiley & Sons Limited, J Wiley Limited, Wiley Europe Investment Holdings Limited, and Wiley-VCH GmbH, as borrowers, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and the other Lenders party thereto, which amends the Third Amended and Restated Credit Agreement dated as of May 30, 2019 (incorporated by reference to the Company’s Report on Form 8-K dated as of December 6, 2022).

Index

10.11
Revised as of November 30, 2022 Third Amended and Restated Credit Agreement, among John Wiley & Sons, Inc., John Wiley & Sons Limited, J Wiley Limited, Wiley Europe Investment Holdings Limited, and Wiley-VCH GmbH , as borrowers, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and the other Lenders party thereto, which amends the Third Amended and Restated Credit Agreement dated as of May 30, 2019 (incorporated by reference to the Company’s Report on Form 8-K dated as December 6, 2022).

10.12
Agreement of the Lease dated as of July 14, 2014 between Hub Properties Trust as Landlord, an independent third party, and John Wiley & Sons, Inc as Tenant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2014).

10.13	2014 Executive Annual Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2014).●

10.14	Form of the Fiscal Year 2022 Executive Long Term Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.15
Form of the Fiscal Year 2022 Restricted Share Unit Grant Agreement under the Executive Long-Term Incentive Plan, under the Business Officer Equity Program, Pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2021).●

10.16
Form of the Fiscal Year 2022 Performance Share Unit Grant Agreement, under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2021).●

10.17
Form of the Fiscal Year 2022 Non-Qualified Premium Stock Option Grant Agreement Pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2021).●

10.18	Form of the Fiscal Year 2021 Executive Long Term Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2021).●

10.19
Form of the Fiscal Year 2021 Restricted Share Unit Grant Agreement under the Executive Long-Term Incentive Plan, under the Business Officer Equity Program, Pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2020).●

10.20
Form of the Fiscal Year 2021 Performance Share Unit Grant Agreement, Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2021).●

10.21
Employment Letter dated October 12, 2017 between Brian A. Napack, President and Chief Executive Officer, and the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2017).●

10.22	Employment Letter dated February 5, 2019 between Matthew Kissner, Group Executive, and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 7, 2019).●

10.23
Separation and Release Agreement, dated June 11, 2021 between Matthew S. Kissner, Group Executive Vice President, and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 17, 2021).●

10.24
Transition and Consulting Agreement, dated June 15, 2021 between Matthew S. Kissner, Group Executive Vice President, and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 17, 2021).●

10.25
Employment Letter dated April 20, 2018 between Aref Matin, Executive Vice President and Chief Technology Officer, and the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2020).●

Index

10.26
Senior Executive Employment Agreement dated as of October 25, 2021 between Christina Van Tassell and the Company (incorporated by reference to the Company’s Current Report on Form 8-K dated as of October 28, 2021).●

10.27
Employment Agreement dated August 7, 2020 between Todd Zipper, Executive Vice President & General Manager, Education Services and the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2021).●

10.28*	Employment Agreement dated August 18, 2018 between Matthew Leavy, Senior Vice President, Business Development and the Company.●

10.29
John Wiley & Sons, Inc. Supplemental Executive Retirement Plan as Amended and Restated effective as of January 1, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.30	John Wiley & Sons, Inc. Supplemental Benefit Plan Amended and Restated as of January 1, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.31
Deferred Compensation Plan of John Wiley & Sons, Inc. as Amended and Restated Effective as of January 1, 2016 including amendments through December 31, 2016 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.32
Amendment to the Deferred Compensation Plan of John Wiley & Sons, Inc. effective January 1, 2020 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.33
Amendment to the Deferred Compensation Plan of John Wiley & Sons, Inc. effective January 1, 2022 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2022).●

10.34
Amendment to the Employees’ Retirement Plan of John Wiley & Sons, Inc. effective October 1, 2016 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.35
Amendment to the Employees’ Retirement Plan of John Wiley & Sons, Inc. (IRS model 436 provisions) (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.36
John Wiley & Sons, Inc. Employees’ Savings Plan Amended and Restated Effective July 1, 2013 including amendments through January 1, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.37	Amendment to the John Wiley & Sons, Inc. Employees’ Savings Plan approved December 19, 2018 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.38	Amendment to the John Wiley & Sons, Inc. Employees’ Savings Plan approved September 26, 2019 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.39	Amendment to the John Wiley & Sons, inc. Employees’ Savings Plan effective January 1, 2020 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.40
Amendment to the John Wiley & Sons, Inc. Employees’ Savings Plan effective September 1, 2020 and January 1, 2021 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.41
Amendment to the John Wiley & Sons, Inc. Employees' Savings Plan effective January 1, 2022 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2022).●

Subsidiaries

Index

21*	List of Subsidiaries of the Company.

Consent of Independent Registered Public Accounting Firm
23*	Consent of KPMG LLP.

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Inline XBRL
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*Filed herewith
**    Furnished herewith
●    Indicates management compensatory plan, contract, or arrangement

Index
Item 16. Form 10-K Summary
Not applicable.
(2) Financial Statement Schedule
Schedule II
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED APRIL 30, 2023, 2022, AND 2021
(Dollars in thousands)

Description	Balance at Beginning of Period	Cumulative Effect of Change in Accounting Principle(1)	Charged to Expenses	Deductions From Reserves and Other(2)	Balance at End of Period
Year Ended April 30, 2023
Allowance for sales returns(4)	$19,422	$—	$24,439	$29,442	$14,419
Allowance for doubtful accounts	$21,221	$—	$347	$2,906	$18,662
Allowance for inventory obsolescence	$11,219	$—	$7,222	$5,451	$12,990
Valuation allowance on deferred tax assets(3)	$30,000	$—	$(4,037)	$(1,485)	$27,448
Year Ended April 30, 2022
Allowance for sales returns(4)	$22,199	$—	$29,191	$31,968	$19,422
Allowance for doubtful accounts	$21,474	$—	$4,029	$4,282	$21,221
Allowance for inventory obsolescence	$13,970	$—	$6,786	$9,537	$11,219
Valuation allowance on deferred tax assets(3)	$4,855	$—	$230	$(24,915)	$30,000
Year Ended April 30, 2021
Allowance for sales returns(4)	$19,642	$—	$36,997	$34,440	$22,199
Allowance for doubtful accounts	$18,335	$1,776	$6,957	$5,594	$21,474
Allowance for inventory obsolescence	$16,067	$—	$9,236	$11,333	$13,970
Valuation allowance on deferred tax assets(3)	$23,287	$—	$3,213	$21,645	$4,855

(1)	See Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards” of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K regarding the adoption of ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” We adopted the new standard on May 1, 2020, with a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption.

(2)
Deductions From Reserves and Other for the years ended April 30, 2023, 2022, and 2021 include foreign exchange translation adjustments. Included in Allowance for doubtful accounts are accounts written off, less recoveries. Included in Allowance for inventory obsolescence are items removed from inventory.

(3)
Included in Valuation allowance on deferred tax assets for the years ended April 30, 2023, 2022, and 2021 are valuation allowances related to, and required with respect to, foreign tax credits generated by tax reform enacted in December 2017. In connection with a 5-year loss carryback and a subsequent audit, certain foreign tax credits requiring a valuation allowance were reinstated.

(4)
Allowance for sales returns represents anticipated returns net of a recovery of inventory and royalty costs. The provision is reported as a reduction of gross sales to arrive at revenue and the reserve balance is reported as an increase in Contract liabilities with a corresponding increase in Inventories, net and a reduction in Accrued royalties for the years ended April 30, 2023, 2022, and 2021.

Index
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN WILEY & SONS, INC.
(Company)

Dated: June 26, 2023	By:	/s/ Brian A. Napack
Brian A. Napack
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Titles	Dated

/s/ Brian A. Napack	President and Chief Executive Officer and Director	June 26, 2023
Brian A. Napack

/s/ Christina Van Tassell	Executive Vice President and Chief Financial Officer	June 26, 2023
Christina Van Tassell

/s/ Christopher F. Caridi	Senior Vice President, Global Corporate Controller and Chief Accounting Officer	June 26, 2023
Christopher F. Caridi

/s/ Jesse C. Wiley	Chairman of the Board	June 26, 2023
Jesse C. Wiley

/s/ Mari J. Baker	Director	June 26, 2023
Mari J. Baker

/s/ George D. Bell	Director	June 26, 2023
George D. Bell

/s/ Beth A. Birnbaum	Director	June 26, 2023
Beth A. Birnbaum

/s/ David C. Dobson	Director	June 26, 2023
David C. Dobson

/s/ Brian O. Hemphill	Director	June 26, 2023
Brian O. Hemphill

/s/ Laurie A. Leshin	Director	June 26, 2023
Laurie A. Leshin

/s/ Raymond W. McDaniel, Jr.	Director	June 26, 2023
Raymond W. McDaniel, Jr.

/s/ William J. Pesce	Director	June 26, 2023
William J. Pesce

/s/ Inder Singh	Director	June 26, 2023
Inder Singh