Form 10-Q
period 2023-07-31
JOHN WILEY & SONS, INC.
filed 2023-09-08
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the Registrant’s classes of common stock as of August 31, 2023 were:
Class A, par value $1.00 – 46,185,560
Class B, par value $1.00 – 9,023,066

JOHN WILEY & SONS, INC. AND SUBSIDIARIES

INDEX
Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. The Securities and Exchange Commission (SEC) encourages companies to disclose forward-looking information so that investors can better understand a company’s prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding our fiscal year 2024 outlook, anticipated restructuring charges and savings, operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those described in any forward-looking statements. Any such forward-looking statements are based upon many assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond our control, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment by Wiley in new technologies and products; (ii) subscriber renewal rates for our journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the seasonal nature of our educational business and the impact of the used book market; (vii) worldwide economic and political conditions; (viii) our ability to protect our copyrights and other intellectual property worldwide; (ix) our ability to successfully integrate acquired operations and realize expected opportunities; (x) the ability to realize operating savings over time and in fiscal year 2024 in connection with our multiyear Global Restructuring Program and planned dispositions; (xi) the possibility that the divestitures will not be pursued, failure to obtain necessary regulatory approvals or required financing or to satisfy any of the other conditions to planned dispositions; and (xii) other factors detailed from time to time in our filings with the SEC. We undertake no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

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
•Adjusted Operating Income and margin;
•Adjusted Income Before Taxes;
•Adjusted Income Tax Provision;
•Adjusted Effective Tax Rate;
•EBITDA (earnings before interest, taxes, depreciation and amortization), Adjusted EBITDA and margin;
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

For example:

•Adjusted EPS, Adjusted Revenue, Adjusted Contribution to Profit and margin, Adjusted Operating Income and margin, Adjusted Income Before Taxes, Adjusted Income Tax Provision, Adjusted Effective Tax Rate, EBITDA, Adjusted EBITDA and margin, and organic revenue (excluding acquisitions) provide a more comparable basis to analyze operating results and earnings and are measures commonly used by shareholders to measure our performance.
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

INDEX
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – UNAUDITED
In thousands

	July 31, 2023	April 30, 2023
Assets:
Current assets
Cash and cash equivalents	$75,144	$106,714
Accounts receivable, net of allowance for credit losses of $14.5 million and $18.7 million, respectively	153,392	310,121
Inventories, net	30,289	30,733
Prepaid expenses and other current assets	79,703	93,711
Current assets held-for-sale	139,250	—
Total current assets	477,778	541,279

Technology, property and equipment, net	223,534	247,149
Intangible assets, net	657,093	854,794
Goodwill	1,102,499	1,204,050
Operating lease right-of-use assets	82,415	91,197
Other non-current assets	141,159	170,341
Non-current assets held-for-sale	241,483	—
Total assets	$2,925,961	$3,108,810

Liabilities and shareholders' equity:
Current liabilities
Accounts payable	$43,713	$84,325
Accrued royalties	98,690	113,423
Short-term portion of long-term debt	5,000	5,000
Contract liabilities	369,562	504,695
Accrued employment costs	52,307	80,458
Short-term portion of operating lease liabilities	17,869	19,673
Other accrued liabilities	68,541	87,979
Current liabilities held-for-sale	50,257	—
Total current liabilities	705,939	895,553

Long-term debt	890,917	743,292
Accrued pension liability	81,367	86,304
Deferred income tax liabilities	109,916	144,042
Operating lease liabilities	106,652	115,540
Other long-term liabilities	78,838	79,052
Long-term liabilities held-for-sale	15,126	—
Total liabilities	1,988,755	2,063,783
Commitments and contingencies (Note 18)
Shareholders’ equity
Preferred stock, $1 par value per share: Authorized shares – 2 million, Issued shares - 0	—	—
Class A common stock, $1 par value per share: Authorized shares - 180 million, Issued shares - 70,231 and 70,231 as of July 31, 2023 and April 30, 2023, respectively	70,231	70,231
Class B common stock, $1 par value per share: Authorized shares - 72 million, Issued shares - 12,951 and 12,951 as of July 31, 2023 and April 30, 2023, respectively	12,951	12,951
Additional paid-in-capital	465,278	469,802
Retained earnings	1,749,169	1,860,872
Accumulated other comprehensive loss, net of tax	(517,045)	(528,902)
Less treasury shares at cost (Class A – 24,049 and 23,983 as of July 31, 2023 and April 30, 2023, respectively; Class B – 3,925 and 3,925 as of July 31, 2023 and April 30, 2023, respectively)	(843,378)	(839,927)
Total shareholders’ equity	937,206	1,045,027
Total liabilities and shareholders' equity	$2,925,961	$3,108,810
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended July 31,
	2023	2022
Revenue, net	$451,013	$487,569

Costs and expenses:
Cost of sales	157,101	174,031
Operating and administrative expenses	255,801	282,751
Impairment of goodwill	26,695	—
Restructuring and related charges	12,123	22,441
Amortization of intangible assets	15,648	25,311
Total costs and expenses	467,368	504,534

Operating loss	(16,355)	(16,965)

Interest expense	(11,334)	(6,332)
Foreign exchange transaction losses	(1,620)	(616)
Impairment charge related to assets held-for-sale and loss on sale of a business	(75,929)	—
Other (expense) income, net	(1,485)	526

Loss before taxes	(106,723)	(23,387)
Benefit for income taxes	(14,459)	(5,552)

Net loss	$(92,264)	$(17,835)

Loss per share
Basic	$(1.67)	$(0.32)
Diluted	$(1.67)	$(0.32)

Weighted average number of common shares outstanding
Basic	55,270	55,736
Diluted	55,270	55,736
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED
Dollars in thousands

	Three Months Ended July 31,
	2023	2022
Net loss	$(92,264)	$(17,835)

Other comprehensive income (loss):
Foreign currency translation adjustment	11,174	(19,780)
Unamortized retirement (costs) credits, net of tax benefit (expense) of $384 and $(1,480), respectively	(1,837)	5,081
Unrealized gains (loss) on interest rate swaps, net of tax (expense) benefit of $(863) and $61, respectively	2,520	(444)
Total other comprehensive income (loss)	11,857	(15,143)

Comprehensive loss	$(80,407)	$(32,978)
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Dollars in thousands

	Three Months Ended July 31,
	2023	2022
Operating activities
Net loss	$(92,264)	$(17,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	26,695	—
Impairment charge related to assets held-for-sale and loss on sale of a business	75,929	—
Amortization of intangible assets	15,648	25,311
Amortization of product development assets	6,687	8,288
Depreciation and amortization of technology, property and equipment	21,393	24,680
Restructuring and related charges	12,123	22,441
Stock-based compensation expense	6,286	7,123
Employee retirement plan expense	9,244	8,325
Foreign exchange transaction losses	1,620	616
Other noncash credits	(20,520)	(10,791)
Net change in operating assets and liabilities	(145,176)	(158,097)
Net cash used in operating activities	(82,335)	(89,939)
Investing activities
Product development spending	(3,747)	(5,825)
Additions to technology, property and equipment	(20,086)	(17,923)
Businesses acquired in purchase transactions, net of cash acquired	(1,500)	(96)
Proceeds related to the sale of a business	457	—
Acquisitions of publication rights and other	(866)	2,038
Net cash used in investing activities	(25,742)	(21,806)
Financing activities
Repayments of long-term debt	(196,405)	(111,800)
Borrowings of long-term debt	341,878	268,673
Purchases of treasury shares	(10,000)	(10,000)
Change in book overdrafts	(5,947)	(4,694)
Cash dividends	(19,382)	(19,468)
Impact of tax withholding on stock-based compensation and other	(4,330)	(4,722)
Net cash provided by financing activities	105,814	117,989
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	2,257	(1,985)
Cash reconciliation:
Cash and cash equivalents	106,714	100,397
Restricted cash included in Prepaid expenses and other current assets	548	330
Balance at beginning of period	107,262	100,727
(Decrease)/increase for the period	(6)	4,259
Cash and cash equivalents	107,152	104,495
Restricted cash included in Prepaid expenses and other current assets	104	491
Balance at end of period (1)	$107,256	$104,986
Cash paid during the period for:
Interest	$10,657	$5,511
Income taxes, net of refunds	$12,374	$14,075

(1)	The balance as of July 31, 2023 includes held-for-sale cash, cash equivalents and restricted cash. See Note 3, "Acquisitions and Divestitures" for further details.
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2023	$70,231	$12,951	$469,802	$1,860,872	$(528,902)	$(839,927)	$1,045,027
Restricted shares issued under stock-based compensation plans	—	—	(10,805)	1	—	10,879	75
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(4,330)	(4,330)
Stock-based compensation expense	—	—	6,281	—	—	—	6,281
Purchases of treasury shares	—	—	—	—	—	(10,000)	(10,000)
Class A common stock dividends ($0.3500 per share)	—	—	—	(16,281)	—	—	(16,281)
Class B common stock dividends ($0.3500 per share)	—	—	—	(3,159)	—	—	(3,159)
Comprehensive loss, net of tax	—	—	—	(92,264)	11,857	—	(80,407)
Balance at July 31, 2023	$70,231	$12,951	$465,278	$1,749,169	$(517,045)	$(843,378)	$937,206

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
Our Unaudited Condensed Consolidated Financial Statements include all the accounts of the Company and our subsidiaries. We have eliminated all intercompany transactions and balances in consolidation. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the Unaudited Condensed Consolidated Financial Condition, Results of Operations, Comprehensive Loss and Cash Flows for the periods presented. Operating results for the interim period are not necessarily indicative of the results expected for the full year. All amounts are in thousands, except per share amounts, and approximate due to rounding. These financial statements should be read in conjunction with the most recent audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023 as filed with the SEC on June 26, 2023 (2023 Form 10-K).
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
Note 2 — Recent Accounting Standards
Recently Adopted Accounting Standards
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires that an acquirer recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606 “Revenue from Contracts with Customers” (Topic 606) as if it had originated the contracts. Generally, this would result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements if the acquiree prepared financial statements in accordance with US GAAP. We adopted ASU 2021-08 on May 1, 2023. The standard is applied prospectively to business combinations occurring on or after the effective date of the amendments. The impact will be based on future business combinations after we adopt the standard.

INDEX
Note 3 — Acquisitions and Divestitures
Acquisitions
Pro forma financial information related to these acquisitions has not been provided as it is not material to our condensed consolidated results of operations.
Fiscal Year 2023
On November 1, 2022, we completed the acquisition of an immaterial business included in our Learning segment. The fair value of consideration transferred was $6.1 million, which included $5.2 million of cash at the acquisition date and $0.9 million to be paid after the acquisition date. The acquisition was accounted for using the acquisition method of accounting. We recorded the preliminary aggregate excess purchase price over identifiable net tangible and intangible assets acquired and liabilities assumed, which included a preliminary allocation of $3.9 million of goodwill allocated to the Learning segment and $3.7 million of intangible assets subject to amortization.
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
Divestitures
As part of our ongoing initiatives to simplify our portfolio to drive sustained performance improvement, we have completed one disposition as of July 31, 2023 and have committed to a plan to divest of additional businesses within the next 12 months.
Fiscal Year 2024
Completed Divestitures
On May 31, 2023, we completed the sale of our tuition manager business (Tuition Manager), which was included in our Held for Sale or Sold segment. The divestiture did not represent a strategic shift that would have a major effect on our consolidated results of operations, and therefore its results of operations were not reported as discontinued operations. The cash received net of transaction costs at the date of sale was $0.5 million. The pretax loss on sale was $2.0 million, after accounting for the assets sold, liabilities transferred upon sale and transaction costs, is included in Impairment charge related to assets held-for-sale and loss on sale of a business in our Unaudited Condensed Consolidated Statement of Net Loss for the three months ended July 31, 2023. The carrying value of the net assets included in the pretax loss on sale was $2.5 million, including intangible assets of $1.0 million and no goodwill.
Assets and Liabilities Held-for-Sale

On June 1, 2023, Wiley’s Board of Directors approved a plan to divest certain businesses that we determined are non-core businesses. Those businesses are University Services, Wiley Edge, and CrossKnowledge. These dispositions are expected to be completed during fiscal year 2024. As a result, we reorganized our segments and our new structure consists of three reportable segments which includes Research (no change), Learning, and Held for Sale or Sold, as well as a Corporate expense category (no change). The operations of University Services, Wiley Edge, and CrossKnowledge are reported in the Held for Sale or Sold segment. See Note 10, “Segment Information” for more details regarding our reportable segments. See Note 12, "Goodwill and Intangible Assets" for more details on the interim goodwill impairment test and the impairment charges.
In accordance with FASB Accounting Standards Codification (ASC) Topic 205, "Presentation of Financial Statements," we determined that the planned divestitures of University Services, Wiley Edge, and CrossKnowledge each do not represent a strategic shift that will have a major effect on our consolidated results of operations, and therefore their results of operations were not reported as discontinued operations. We applied the criteria in ASC 360-10-45-9, "Property, Plant and Equipment - Long-Lived Assets Classified as Held for Sale," to determine whether any of the aforementioned long-lived asset groups would be classified as held-for-sale. Criteria include management commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. We concluded that all three businesses met all the requisite criteria as of June 1, 2023 and, therefore, have reclassified the related assets and liabilities as held-for-sale on the Unaudited Condensed Consolidated Statement of Financial Position as of July 31, 2023.
We measured each disposal group at the lower of carrying value or fair value less cost to sell. In the three months ended July 31, 2023, we recorded a held-for-sale pretax impairment of $73.9 million which includes $40.6 million for University Services and $33.3 million for CrossKnowledge. This pretax impairment is reflected in Impairment charge related to assets held-for-sale and loss on sale of a business on the Unaudited Condensed Consolidated Statements of Net Loss. The impairments are included as a valuation allowance or contra-asset account within Non-current assets held-for-sale on the Unaudited Condensed Consolidated Statement of Financial Position as of July 31, 2023.
The major categories of assets and liabilities that have been classified as held-for-sale on the Unaudited Condensed Consolidated Statement of Financial Position as of July 31, 2023 were as follows:

	University Services	Cross Knowledge	Wiley Edge	Total
Assets held-for-sale:
Current assets
Cash and cash equivalents (1)	$12	$17,254	$14,742	$32,008
Accounts receivable, net	64,830	7,777	20,891	93,498
Prepaid expenses and other current assets (1)	2,726	4,181	6,837	13,744
Total current assets held-for-sale	$67,568	$29,212	$42,470	$139,250
Technology, property and equipment, net	13,045	3,696	1,815	18,556
Intangible assets, net	133,413	18,305	34,891	186,609
Goodwill	—	—	81,940	81,940
Operating lease right-of-use assets	2,989	514	1,015	4,518
Other non-current assets	7,906	15,616	77	23,599
Valuation allowance	(40,659)	(33,080)	—	(73,739)
Total non-current assets held-for-sale	$116,694	$5,051	$119,738	$241,483

Liabilities held-for-sale:
Current liabilities
Accounts payable	$1,414	$750	$244	$2,408
Accrued royalties	—	454	—	454
Contract liabilities	719	17,883	3	18,605
Accrued employment costs	3,224	7,368	3,654	14,246
Short-term portion of operating lease liabilities	1,058	375	474	1,907
Other accrued liabilities	6,872	1,707	4,058	12,637
Total current liabilities held-for-sale	$13,287	$28,537	$8,433	$50,257

Accrued pension liability	—	658	—	658
Deferred income tax liabilities	—	4,291	4,110	8,401
Operating lease liabilities	3,829	48	500	4,377
Other long-term liabilities	355	1,113	222	1,690
Total long-term liabilities held-for-sale	$4,184	$6,110	$4,832	$15,126

(1)	The following table shows a reconciliation of our cash, cash equivalents, and restricted cash included in current assets held-for-sale and in our Unaudited Condensed Consolidated Statement of Financial Position to our Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended July 31, 2023:

Cash and cash equivalents	$75,144
Restricted cash included in Prepaid expenses and other current assets	50
Total cash, cash equivalents, and restricted cash per Unaudited Condensed Consolidated Statement of Financial Position as of July 31, 2023	75,194
Cash and cash equivalents held-for-sale	32,008
Restricted cash held-for-sale included in Prepaid expenses and other current assets	54
Total cash, cash equivalents, and restricted cash held-for-sale as of July 31, 2023	32,062
Total cash, cash equivalents, and restricted cash per Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended July 31, 2023	$107,256

INDEX
Note 4 — Revenue Recognition, Contracts with Customers
Disaggregation of Revenue

We have reorganized our segments. Our new segment structure will consist of three reportable segments which includes (1) Research (no change), (2) Learning, (3) Held For Sale or Sold, as well as a Corporate expense category (no change), which includes certain costs that are not allocated to the reportable segments. Research includes reporting lines of Research Publishing and Research Solutions. Learning includes reporting lines of Academic and Professional. Held for Sale or Sold includes those non-core businesses which we have sold or announced we are divesting and include University Services, Wiley Edge, and CrossKnowledge. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results. See Note 10, “Segment Information,” for more details.

The following table presents our revenue from contracts with customers disaggregated by segment and product type.

	Three Months Ended July 31,
	2023	2022
Research:
Research Publishing	$223,000	$239,523
Research Solutions	34,804	35,390
Total Research	257,804	274,913

Learning:
Academic	48,292	58,748
Professional	61,028	60,899
Total Learning	109,320	119,647

Held for Sale or Sold	83,889	93,009

Total Revenue	$451,013	$487,569
The following information describes our disaggregation of revenue by segment and product type. Overall, the majority of our revenue is recognized over time.
Research
Research customers include academic, corporate, government, and public libraries, funders of research, researchers, scientists, clinicians, engineers and technologists, scholarly and professional societies, and students and professors. Research products are sold and distributed globally through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to researchers and professional society members, and other customers. Publishing centers include Australia, China, Germany, India, the United Kingdom (UK), and the United States (US). The majority of revenue generated from Research products is recognized over time. Total Research revenue was $257.8 million in the three months ended July 31, 2023.

INDEX
We disaggregated revenue by Research Publishing & Research Solutions to reflect the different type of products and services provided.
Research Publishing Products
Research Publishing products provide scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Research Publishing revenue was $223.0 million in the three months ended July 31, 2023, and the majority is recognized over time.
In the three months ended July 31, 2023, Research Publishing products generated approximately 87% of their revenue from contracts with their customers from Journal Subscriptions (pay to read), Open Access (pay to publish) and Transformational Agreements (read and publish) and the remainder from Licensing, Backfiles, and Other.
Research Solutions Products and Services
Research Solutions services include corporate and society service offerings such as advertising, spectroscopy software and spectral databases, job board software and career center services, publishing services such as editorial operations, production, copyediting, system support and consulting, and a journal submission and peer-review management system. In addition, Research Solutions includes Atypon platforms and services. Atypon is a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content on the web through the LiteratumTM platform. Research Solutions revenue was $34.8 million in the three months ended July 31, 2023, and the majority is recognized over time.
In the three months ended July 31, 2023, Research Solutions products and services generated approximately 65% of their revenue from contracts with their customers from corporate and society offerings and 35% from Atypon platforms and services.
Learning

Learning customers include chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, web sites, and other online applications. Total Learning revenue was $109.3 million in the three months ended July 31, 2023.
We disaggregated revenue by type of products provided. Learning products are Academic and Professional.
Academic

Academic products revenue was $48.3 million in the three months ended July 31, 2023. Academic products and services including scientific, professional, and education print and digital books, and digital courseware to libraries, corporations, students, professionals, and researchers. Communities served include business, finance, accounting, management, leadership, technology, behavioral health, engineering/architecture, science and medicine, and education. Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks and other online applications.

In the three months ended July 31, 2023, Academic products generated approximately 76% of their revenue from contracts with their customers for print and digital publishing, which is recognized at a point in time. Digital Courseware products generate approximately 14% of their revenue from contracts with their customers which is recognized over time. The remainder of their revenues were from Licensing and Other, which has a mix of revenue recognized at a point in time and over time.

INDEX
Professional
Professional products revenue was $61.0 million in the three months ended July 31, 2023. Professional provides learning, development, publishing, and assessment services for businesses and professionals.

Our trade publishing produces professional books, which includes business and finance, technology, professional development for educators, test preparation books and other professional categories, as well as the For Dummies® brand. Products are sold to brick-and-mortar and online retailers, wholesalers who supply such bookstores, college bookstores, individual practitioners, corporations, and government agencies.

Our assessments offering includes high-demand soft-skills training solutions that are delivered to organizational clients through online digital delivery platforms, either directly or through an authorized distributor network of independent consultants, trainers, and coaches.

In the three months ended July 31, 2023, Professional products generated approximately 59% of their revenue from contracts with their customers for trade print and digital publishing, which is recognized at a point in time. Our assessments offering generates approximately 31% of their revenue from contracts with their customers which has a mix of revenue recognized at a point in time and over time. The remainder of their revenues were from Licensing and Other, which has a mix of revenue recognized at a point in time and over time.
Held for Sale or Sold
Held for Sale or Sold revenue was $83.9 million in the three months ended July 31, 2023. Offerings include University Services, Wiley Edge, and CrossKnowledge.
Our University Services business offers institutions and their students a rich portfolio of education technology and student and faculty support services, allowing the institutions to reach more students online with their own quality academic programs. University Services revenue is mainly recognized over time.
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
CrossKnowledge services includes corporate learning online learning and training solutions for global corporations, universities, and small and medium-sized enterprises sold on a subscription or fee basis. CrossKnowledge revenue is recognized over time.

Held for Sale or Sold also includes the revenue associated with those businesses which have been sold which includes Wiley's Efficient Learning test prep portfolio business, and our advancement courses business which were both sold in fiscal year 2023, and our Tuition Manager business which was sold in the three months ended July 31, 2023.
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

INDEX
The following table provides information about accounts receivable, net and contract liabilities from contracts with customers.

	July 31, 2023	April 30, 2023	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$153,392	$310,121	$(156,729)
Contract liabilities (1)	369,562	504,695	(135,133)
Contract liabilities (included in Other long-term liabilities)	$19,038	$17,426	$1,612

(1)	The sales return reserve recorded in Contract liabilities is $26.0 million and $24.6 million, as of July 31, 2023 and April 30, 2023, respectively.
For the three months ended July 31, 2023, we estimate that we recognized revenue of approximately 40% that was included in the current contract liability balance at April 30, 2023. For the three months ended July 31, 2022, we estimate that 43% of revenue recognized was included in the current contract liability at April 30, 2022.
The decrease in contract liabilities excluding the sales return reserve, was primarily driven by revenue earned on journal subscription agreements, transformational agreements, and open access, partially offset by renewals of journal subscription agreements, transformational agreements, and open access. In addition, contract liabilities decreased due to the reclassification of the held-for-sale amounts to Current liabilities held-for-sale on the Unaudited Condensed Consolidated Statement of Financial Position as of July 31, 2023.
Remaining Performance Obligations included in Contract Liability
As of July 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $388.6 million, which included the sales return reserve of $26.0 million. Excluding the sales return reserve, we expect that approximately $343.6 million will be recognized in the next twelve months with the remaining $19.0 million to be recognized thereafter.
Assets Recognized for the Costs to Fulfill a Contract
Costs to fulfill a contract are directly related to a contract that will be used to satisfy a performance obligation in the future and are expected to be recovered. These costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. These types of costs are incurred in the following product types, (1) Research Solutions services, which includes customer specific implementation costs per the terms of the contract and (2) University Services, which is included in the Held for Sale or Sold segment and includes customer specific costs to develop courses per the terms of the contract.
Our assets associated with incremental costs to fulfill a contract, were and $10.6 million at July 31, 2023 and April 30, 2023, respectively, and are included within Other non-current assets at April 30, 2023 and in both Other non-current assets and Non-current assets held-for-sale at July 31, 2023 on our Unaudited Condensed Consolidated Statements of Financial Position. We recorded amortization expense of $1.7 million and $1.2 million in the three months ended July 31, 2023 and 2022 respectively, related to these assets within Cost of sales on our Unaudited Condensed Consolidated Statements of Net Loss.
Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Learning segment, occur before the transfer of control of the related goods. Therefore, in accordance with the revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are primarily reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net Loss. We incurred $6.7 million and $6.5 million in shipping and handling costs in the three months ended July 31, 2023 and 2022, respectively.

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

We apply certain practical expedients allowed by ASC 842, "Leases." Leases that are more than one year in duration are capitalized and recorded on our Unaudited Condensed Consolidated Statements of Financial Position. Leases with an initial term of 12 months or less are recognized as short term lease operating costs on a straight-line basis over the term. We have also elected to account for the lease and non-lease components as a single component. Some of our leases offer an option to extend the term of such leases. We utilize the reasonably certain threshold criteria in determining which options we will exercise.
For operating leases, the ROU assets and liabilities are presented on our Unaudited Condensed Consolidated Statement of Financial Position as follows:

	July 31, 2023	April 30, 2023
Operating lease ROU assets	$82,415	$91,197
Short-term portion of operating lease liabilities	17,869	19,673
Operating lease liabilities, non-current	$106,652	$115,540
During the three months ended July 31, 2023, we added $0.2 million to the ROU assets and $0.2 million to the operating lease liabilities due to modifications to our existing operating leases.

As a result of the Global Restructuring Program, which included the exit of certain leased office space, we recorded restructuring and related charges. These charges included severance, impairment charges and acceleration of expense associated with certain operating lease ROU assets. See Note 9, “Restructuring and Related Charges” for more information on this program and the charges incurred.

INDEX
Our total net lease costs are as follows:

	Three Months Ended July 31,
	2023	2022
Operating lease cost	$4,083	$5,182
Variable lease cost	285	278
Short-term lease cost	278	115
Sublease income	(203)	(198)
Total net lease cost (1)	$4,443	$5,377

(1)	Total net lease cost does not include those costs and sublease income included in Restructuring and related charges on our Unaudited Condensed Consolidated Statements of Net Loss. This includes those operating leases we had identified as part of our restructuring programs that would be subleased. See Note 9, “Restructuring and Related Charges” for more information on this program.
Other supplemental information includes the following:

	Three Months Ended July 31,
	2023	2022
Weighted-average remaining contractual lease term (years)	8	8
Weighted-average discount rate	5.97%	5.87%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,736	$7,341
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in our Unaudited Condensed Consolidated Statement of Financial Position as of July 31, 2023:

Fiscal Year	Operating Lease Liabilities
2024 (remaining 9 months)	$18,261
2025	23,544
2026	21,782
2027	17,159
2028	13,282
Thereafter	64,185
Total future undiscounted minimum lease payments	158,213

Less: Imputed interest	33,692

Present value of minimum lease payments	124,521

Less: Current portion	17,869

Noncurrent portion	$106,652

INDEX
Note 6 — Stock-Based Compensation
We have stock-based compensation plans under which employees may be granted performance-based stock awards, other restricted stock awards and options. We recognize the grant date fair value of stock-based compensation in net income on a straight-line basis, net of estimated forfeitures over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established up to three years in advance, or less. For the three months ended July 31, 2023 and 2022, we recognized stock-based compensation expense, on a pretax basis, of $6.3 million and $7.1 million, respectively.
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
The following table summarizes awards we granted to employees (shares in thousands):

	Three Months Ended July 31,
	2023	2022
Restricted Stock:
Awards granted (shares)	789	494
Weighted average fair value of grant	$31.54	$45.99
Stock Option Activity
We granted 10,000 stock option awards during both the three months ended July 31, 2023 and 2022. Options are exercisable over a maximum period of ten years from the date of grant. These options generally vest 10%, 20%, 30%, and 40% on April 30, or on each anniversary date after the award is granted.
The following table provides the estimated weighted average fair value for options granted during the three months ended July 31, 2023 and 2022 using the Black-Scholes option-pricing model, and the significant weighted average assumptions used in their determination.

	Three Months Ended July 31,
	2023	2022
Weighted average fair value of options on grant date	$7.94	$9.42

Weighted average assumptions:
Expected life of options (years)	6.3	5.9
Risk-free interest rate	3.9%	0.5%
Expected volatility	33.5%	31.2%
Expected dividend yield	4.3%	3.0%
Fair value of common stock on grant date	$32.68	$45.99
Exercise price of stock option grant	$32.68	$45.99

INDEX
Note 7 — Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of tax, for the three months ended July 31, 2023 and 2022 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at April 30, 2023	$(326,346)	$(206,806)	$4,250	$(528,902)
Other comprehensive income (loss) before reclassifications	11,174	(3,324)	4,697	12,547
Amounts reclassified from accumulated other comprehensive loss	—	1,487	(2,177)	(690)
Total other comprehensive income (loss)	11,174	(1,837)	2,520	11,857
Balance at July 31, 2023	$(315,172)	$(208,643)	$6,770	$(517,045)

Balance at April 30, 2022	$(329,566)	$(182,226)	$3,646	$(508,146)
Other comprehensive (loss) income before reclassifications	(19,780)	3,979	(737)	(16,538)
Amounts reclassified from accumulated other comprehensive loss	—	1,102	293	1,395
Total other comprehensive (loss) income	(19,780)	5,081	(444)	(15,143)
Balance at July 31, 2022	$(349,346)	$(177,145)	$3,202	$(523,289)
During the three months ended July 31, 2023 and 2022, pretax actuarial losses included in Unamortized Retirement Costs of approximately $2.0 million and $1.5 million, respectively, were amortized from Accumulated other comprehensive loss and recognized as pension and post-retirement benefit expense primarily in Operating and administrative expenses and Other (expense) income, net on our Unaudited Condensed Consolidated Statements of Net Loss.
Our policy for releasing the income tax effects from accumulated other comprehensive (loss) income is to release when the corresponding pretax accumulated other comprehensive (loss) income items are reclassified to earnings.
Note 8 — Reconciliation of Weighted Average Shares Outstanding
A reconciliation of the shares used in the computation of loss per share follows (shares in thousands):

	Three Months Ended July 31,
	2023	2022
Weighted average shares outstanding	55,270	55,736
Shares used for basic loss per share	55,270	55,736
Dilutive effect of unvested restricted stock units and other stock awards	—	—
Shares used for diluted loss per share	55,270	55,736
Antidilutive options to purchase Class A common shares, restricted shares, and contingently issuable restricted stock which are excluded from the table above	999	1,211
In calculating diluted net loss per common share for the three months ended July 31, 2023 and 2022 our diluted weighted average number of common shares outstanding excludes the effect of unvested restricted stock units and other stock awards as the effect was anti-dilutive. This occurs when a net loss is reported and the effect of using dilutive shares is antidilutive.
The shares associated with performance-based stock awards (PSU) are considered contingently issuable shares and will be included in the diluted weighted average number of common shares outstanding when they have met the performance conditions, and when their effect is dilutive.

INDEX
Note 9 — Restructuring and Related Charges

Global Restructuring Program

In May 2022, the Company initiated a global program (Global Restructuring Program) to restructure and align our cost base with current and anticipated future market conditions, which was previously referred to as the Fiscal Year 2023 Restructuring Program. This program included severance related charges for the elimination of certain positions, the exit of certain leased office space, and the reduction of our occupancy at other facilities. Under this program, we reduced our real estate square footage occupancy by approximately 22%.

In the three months ended July 31, 2023, we expanded the scope of the program to include those actions that will focus Wiley on its leading global position in the development and application of new knowledge and drive greater profitability, growth, and cash flow. We will focus on our strongest and most profitable businesses and large market opportunities in Research and Learning, as well as streamline our organization and rightsize our cost structure to reflect these portfolio actions. As part of the Global Restructuring Program, we are further reducing our real estate square footage occupancy by approximately 6% due to actions taken in the three months ended July 31, 2023.

The following tables summarize the pretax restructuring and related charges related to the Global Restructuring Program:

	Three Months Ended July 31,		Total Charges Incurred to Date
	2023	2022
Charges by Segment:
Research	$1,947	$81	$4,360
Learning	218	3,131	8,022
Held for Sale or Sold	2,623	3,613	8,409
Corporate Expenses	6,992	14,916	39,871
Total Restructuring and Related Charges	$11,780	$21,741	$60,662

Charges by Activity:
Severance and termination benefits	$5,944	$12,097	$31,771
Impairment of operating lease ROU assets and property and equipment	1,575	6,106	14,271
Acceleration of expense related to operating lease ROU assets and property and equipment	364	1,840	2,504
Facility related charges, net	829	1,698	4,979
Consulting costs	1,823	—	4,108
Other activities	1,245	—	3,029
Total Restructuring and Related Charges	$11,780	$21,741	$60,662

The impairment charges of $1.6 million and $6.1 million for the three months ended July 31, 2023 and 2022, respectively, included the impairment of operating lease ROU assets of $1.2 million and $2.9 million, respectively, related to certain leases that will be subleased, and the related property and equipment of $0.4 million and $3.2 million, respectively described further below. In the three months ended July 31, 2023, these charges were recorded in the Research segment and in the three months ended July 31, 2022, these charges were recorded in Corporate Expenses.

The acceleration of expense of $0.4 million and $1.8 million for the three months ended July 31, 2023 and 2022, respectively, included the acceleration of rent expense associated with operating lease ROU assets of $0.3 million and $0.9 million, respectively, related to certain leases that will be abandoned or terminated, and the related depreciation and amortization of property and equipment of $0.1 million and $0.9 million, respectively.

INDEX
Due to the actions taken above, we tested the operating lease ROU assets and the related property and equipment for those being subleased for recoverability by comparing the carrying value of the asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset groups were below the carrying values. Therefore, there was an indication of impairment. We then determined the fair value of the asset groups by utilizing the present value of the estimated future cash flows attributable to the assets. The fair value of these operating lease ROU assets and the property and equipment immediately subsequent to the impairment was $0.9 million in the three months ended July 31, 2023, and $2.4 million in the three months ended July 31, 2022, and were categorized as Level 3 within the FASB ASC Topic 820, “Fair Value Measurements” fair value hierarchy.

In addition, we also incurred ongoing facility-related costs associated with certain properties that resulted in additional restructuring charges of $0.8 million and $1.7 million in the three months ended July 31, 2023 and 2022, respectively.

We also incurred consulting costs of $1.8 million and other activities, which includes relocation and other charges, of $1.2 million in the three months ended July 31, 2023, respectively.

The following table summarizes the activity for the Global Restructuring Program liability for the three months ended July 31, 2023:

	April 30, 2023	Charges	Payments	Foreign Translation & Other Adjustments	July 31, 2023
Severance and termination benefits	$4,572	$5,944	$(3,271)	$24	$7,269
Consulting costs	—	1,823	(1,425)	—	398
Other activities	9	1,245	(595)	(1)	658
Total	$4,581	$9,012	$(5,291)	$23	$8,325

Approximately $6.8 million of the restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs and approximately $0.5 million is reflected in Other long-term liabilities on our Unaudited Condensed Consolidated Statement of Financial Position. The liabilities for Consulting costs and Other activities are reflected in Other accrued liabilities on our Unaudited Condensed Consolidated Statement of Financial Position.

INDEX
Note 10 — Segment Information
On June 1, 2023, Wiley’s Board of Directors approved a plan to divest certain businesses that we determined are non-core businesses. Those businesses are University Services, Wiley Edge, and CrossKnowledge. These dispositions are expected to be completed during fiscal year 2024. As a result, we reorganized our segments and our new structure consists of three reportable segments which includes Research (no change), Learning, and Held for Sale or Sold, as well as a Corporate expense category (no change). The operations of University Services, Wiley Edge, and CrossKnowledge are reported in the Held for Sale or Sold segment. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results.
•Research is unchanged and includes the reporting lines of Research Publishing and Research Solutions;
•Learning includes the Academic and Professional reporting lines and consists of publishing and related knowledge solutions;
•Held for Sale or Sold includes businesses held-for-sale including University Services, Wiley Edge, and CrossKnowledge, as well as those sold in fiscal year 2024 which includes Tuition Manager, and in fiscal year 2023 Test Prep and Advancement Courses.

We report our segment information in accordance with the provisions of ASC Topic 280, “Segment Reporting.” These segments reflect the way our chief operating decision maker evaluates our business performance and manages the operations. The performance metric used by our chief operating decision maker to evaluate performance of our reportable segments is Adjusted Contribution to Profit.

INDEX
Segment information is as follows:

	Three Months Ended July 31,
	2023	2022
Revenue:
Research	$257,804	$274,913
Learning	109,320	119,647
Held for Sale or Sold	83,889	93,009
Total revenue	$451,013	$487,569

Adjusted Contribution to Profit:
Research	$53,527	$69,104
Learning	7,626	3,741
Held for Sale or Sold	3,084	(14,108)
Total adjusted contribution to profit	64,237	58,737
Adjusted corporate contribution to profit	(41,774)	(48,667)
Less: Held for Sale or Sold Segment Adjusted Contribution to Profit (1)	(3,084)	14,108
Total adjusted operating income	$19,379	$24,178

Depreciation and Amortization:
Research	$23,212	$23,801
Learning	13,552	14,055
Held for Sale or Sold (2)	3,437	16,267
Total depreciation and amortization	40,201	54,123
Corporate depreciation and amortization	3,527	4,156
Total depreciation and amortization	$43,728	$58,279

(1)	Our Adjusted Operating Income excludes the impact of our Held for Sale or Sold Segment Adjusted Operating Income results.
(2)
In the three months ended July 31, 2023, we ceased to record depreciation and amortization of long-lived assets for these businesses as of the date the assets were classified as held-for-sale.

On January 1, 2020, Wiley acquired mthree, a talent placement provider that addresses the IT skills gap by finding, training, and placing job-ready technology talent in roles with leading corporations worldwide. Its results of operations are included in our Held for Sale or Sold segment. In late May 2022, Wiley renamed the mthree talent development solution to Wiley Edge and discontinued use of the mthree trademark during the three months ended July 31, 2022. As a result of these actions, we determined that a revision of the useful life was warranted and the intangible asset was fully amortized over its remaining useful life resulting in accelerated amortization expense of $4.6 million in the three months ended July 31, 2022. This amortization expense was an adjustment to the Held for Sale or Sold Adjusted contribution to profit. In addition, it was included in Depreciation and amortization in the table above for segment reporting.

INDEX
The following table shows a reconciliation of our consolidated US GAAP Operating Loss to Non-GAAP Adjusted Operating Income:

	Three Months Ended July 31,
	2023	2022
US GAAP Operating Loss	$(16,355)	$(16,965)
Adjustments:
Restructuring and related charges (1)	12,123	22,441
Impairment of goodwill (1)	26,695	—
Accelerated amortization of an intangible asset (2)	—	4,594
Held for Sale or Sold segment Adjusted Contribution to Profit (3)	(3,084)	14,108
Non-GAAP Adjusted Operating Income	$19,379	$24,178

(1)	See Note 9, “Restructuring and Related Charges” and Note 12, “Goodwill and Intangible Assets” for these charges by segment.
(2)	As described above, this accelerated amortization relates to the mthree trademark.
(3)	Our Adjusted Operating Income excludes the impact of our Held for Sale or Sold segment Adjusted Operating Income results.
See Note 4, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the three months ended July 31, 2023 and 2022.
Note 11 — Inventories
Inventories, net consisted of the following:

	July 31, 2023	April 30, 2023
Finished goods	$28,178	$29,339
Work-in-process	991	1,031
Paper and other materials	300	248
Total inventories before estimated sales returns and LIFO reserve	$29,469	$30,618
Inventory value of estimated sales returns	7,628	6,923
LIFO reserve	(6,808)	(6,808)
Inventories, net	$30,289	$30,733

INDEX
Note 12 — Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity in goodwill by segment as of July 31, 2023:

	April 30, 2023 (1)(2)	Impairment	Foreign Translation Adjustment	July 31, 2023
Research	$609,729	$—	$9,393	$619,122
Learning	486,025	—	(2,648)	483,377
Total excluding Held for Sale or Sold segment	1,095,754	—	6,745	1,102,499
Held for Sale or Sold	108,296	(26,695)	339	81,940
Total including Held for Sale or Sold segment	$1,204,050	$(26,695)	$7,084	$1,184,439

(1)	The Held for Sale or Sold goodwill balance as of April 30, 2023 includes a cumulative pretax noncash goodwill impairment of $209.8 million.
(2)	In the three months ended July 31, 2023, we have reorganized our segments and due to this realignment have reallocated goodwill.

Change in Segment Reporting Structure and New Reporting Units

We have reorganized our segments. Our new segment reporting structure will consist of three reportable segments which includes Research (no changes), Learning, and Held for Sale or Sold, as well as a Corporate expense category (no change), which includes certain costs that are not allocated to the reportable segments. See Note 10, “Segment Information,” for more details. The Learning reportable segment includes two reporting units, Academic and Professional. The Held for Sale or Sold reportable segment includes three reporting units, University Services, Wiley Edge and CrossKnowledge. No changes were made to the Research reportable segment.

Due to this realignment, we have reallocated goodwill to our reporting units on a relative fair value basis.

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

Goodwill Impairment Before Realignment

Prior to the realignment, we concluded that the fair value of the Academic Publishing, Talent Development (which includes Wiley Edge) and Professional Learning reporting units were above their carrying values. Therefore, there was no indication of impairment. The carrying value of the University Services reporting unit was above its fair value which resulted in a pretax non-cash goodwill impairment of $11.4 million. Such impairment reduced the goodwill of the University Services reporting unit to zero. This charge is reflected in Impairment of goodwill in the Unaudited Condensed Consolidated Statements of Net Loss.

University Services was adversely impacted by market conditions and headwinds for online degree programs, which lead to a decline in projected enrollments from existing partners, pricing pressures and revenue share concessions, and a decline in new partner additions over both the short-term and long-term which adversely impacted forecasted revenue growth and operating cash flows.

INDEX

Prior to performing the goodwill impairment test for University Services, we also evaluated the recoverability of long-lived assets of the reporting unit. The carrying value of the long-lived assets that were tested for impairment was approximately $231.0 million. When indicators of impairment are present, we test definite lived and long-lived assets for recoverability by comparing the carrying value of an asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. We considered the lower-than-expected revenue and forecasted operating cash flows over a sustained period of time, and downward revisions to our cash flow forecasts for this reporting unit to be indicators of impairment for their long-lived assets. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset group of the University Services reporting unit exceeded the carrying value. Therefore, there was no impairment.

Goodwill Impairment After Realignment

After the realignment, we concluded that the fair value of the Academic, Professional, and Wiley Edge reporting units were above their carrying values. Therefore, there was no indication of impairment. As noted above, the goodwill of the University Services reporting unit was zero and no further testing of goodwill for impairment was required. The carrying value of the CrossKnowledge reporting unit was above its fair value which resulted in a pretax non-cash goodwill impairment of $15.3 million. This charge is reflected in Impairment of goodwill in the Unaudited Condensed Consolidated Statements of Net Loss.

CrossKnowledge was adversely impacted by a decline in the demand for its offerings, which have resulted in lower sales and a decline in average contract value, that adversely impacted forecasted revenue growth and operating cash flows.

Prior to performing the goodwill impairment test for CrossKnowledge, we also evaluated the recoverability of long-lived assets of the reporting unit. The carrying value of the long-lived assets that were tested for impairment was approximately $50.2 million. When indicators of impairment are present, we test definite lived and long-lived assets for recoverability by comparing the carrying value of an asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. We considered the lower-than-expected revenue and forecasted operating cash flows over a sustained period of time, and downward revisions to our cash flow forecasts for this reporting unit to be indicators of impairment for their long-lived assets. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset group of the CrossKnowledge reporting unit exceeded the carrying value. Therefore, there was no impairment.
Intangible Assets
Intangible assets, net were as follows:

	July 31, 2023	April 30, 2023 ⁽¹⁾
Intangible assets with definite lives, net:
Content and publishing rights	$457,827	$462,463
Customer relationships	46,185	217,346
Developed technology	24,625	45,500
Brands and trademarks	6,513	7,281
Covenants not to compete	56	300
Total intangible assets with definite lives, net	535,206	732,890
Intangible assets with indefinite lives:
Brands and trademarks	37,000	37,000
Publishing rights	84,887	84,904
Total intangible assets with indefinite lives	121,887	121,904
Total intangible assets, net	$657,093	$854,794

(1)
The developed technology balance as of April 30, 2023 is presented net of accumulated impairments and write-offs of $2.8 million. The indefinite-lived brands and trademarks balance as of April 30, 2023 is net of accumulated impairments of $93.1 million.

INDEX
Note 13 — Income Taxes

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate for the three months ended July 31, 2023, was 13.5%, compared with 23.7% for the three months ended July 31, 2022.
The effective tax rate for the three months ended July 31, 2023, was lower than the US statutory rate primarily due to the impairment of goodwill resulting from the segment realignment described in Note 12, "Goodwill and Intangible Assets," as well as the held-for-sale impairment described in Note 3, "Acquisitions and Divestitures", which resulted in a deferred tax benefit, the impact of US state taxes, and other discrete items offset by the mix of non-US income.
The effective tax rate for the three months ended July 31, 2023, was lower than the effective tax rate for the three months ended July 31, 2022, primarily due to the same factors described above. The impairment of goodwill resulting from the segment realignment described in Note 12, "Goodwill and Intangible Assets," results in a tax benefit of $2.7 million and the held-for-sale and impairment described in Note 3, "Acquisitions and Divestitures" results in a tax benefit of $10.7 million.
Each year we file many tax returns given the number of national, state, and local tax jurisdictions in which we operate. These tax returns are subject to examination by the tax authorities. As a result, there is an uncertainty in income taxes recognized in our financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. The ultimate resolution of such uncertainties is not expected to have a material impact on the results of our operations.
Note 14 — Retirement Plans
The components of net pension expense (income) for our defined benefit plans were as follows:

	Three Months Ended July 31,
	2023	2022
Service cost	$134	$200
Interest cost	6,947	6,189
Expected return on plan assets	(7,491)	(8,384)
Amortization of prior service cost	(23)	(23)
Amortization of net actuarial loss	2,026	1,524
Net pension expense (income)	$1,593	$(494)
The service cost component of net pension expense (income) is reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net Loss. The other components of net pension expense (income) are reported separately from the service cost component and below Operating loss. Such amounts are reflected in Other (expense) income, net on our Unaudited Condensed Consolidated Statements of Net Loss.
Employer defined benefit pension plan contributions were $4.1 million and $3.9 million for the three months ended July 31, 2023 and 2022, respectively.
Defined Contribution Savings Plans
The expense for employer defined contribution savings plans was $7.7 million and $8.8 million for the three months ended July 31, 2023 and 2022, respectively.

INDEX
Note 15 — Debt and Available Credit Facilities
Our total debt outstanding consisted of the amounts set forth in the following table:

	July 31, 2023	April 30, 2023
Short-term portion of long-term debt (1)	$5,000	$5,000

Term loan A - Amended and Restated CA (2)	190,547	191,757
Revolving credit facility - Amended and Restated CA	700,370	551,535
Total long-term debt, less current portion	890,917	743,292

Total debt	$895,917	$748,292

(1)	Relates to our term loan A under the Amended and Restated CA.
(2)	Amounts are shown net of unamortized issuance costs of $0.7 million as of July 31, 2023 and $0.7 million as of April 30, 2023.
Amended and Restated CA

On November 30, 2022, we entered into the second amendment to the Third Amended and Restated Credit Agreement (collectively, the Amended and Restated CA). The Amended and Restated CA as of November 30, 2022 provided for senior unsecured credit facilities comprised of a (i) five-year revolving credit facility in an aggregate principal amount up to $1.115 billion, which matures November 2027, (ii) a five-year term loan A facility consisting of $200 million, which matures November 2027, and (iii) $185 million aggregate principal amount revolving credit facility through May 2024.

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

The Amended and Restated CA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of July 31, 2023.
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
We incurred a loss of $(0.2) million on the write-off of unamortized deferred costs in connection with the second amendment of the Amended and Restated CA which is reflected in Other income, net on our Unaudited Condensed Consolidated Statements of Net Loss for the three months ended January 31, 2023.

INDEX
The amortization expense of the costs incurred related to the Amended and Restated CA related to the lender and non-lender fees is recognized over a five-year term for credit commitments that mature in November 2027 and an 18-month term for credit commitments that mature in May 2024. Total amortization expense was $0.3 million and $0.3 million for the three months ended July 31, 2023 and 2022, respectively and is included in Interest expense on our Unaudited Condensed Consolidated Statements of Net Loss.

As of July 31, 2023, we had approximately $600.6 million of unused borrowing capacity under our Amended and Restated CA and other facilities.

The weighted average interest rates on total debt outstanding during the three months ended July 31, 2023 and 2022 were 5.32% and 2.83%, respectively. As of July 31, 2023 and April 30, 2023, the weighted average interest rates for total debt were 5.48% and 4.76%, respectively.

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
Interest Rate Contracts
As of July 31, 2023, we had total debt outstanding of $895.9 million, net of unamortized issuance costs of $0.7 million of which $896.6 million are variable rate loans outstanding under the Amended and Restated CA, which approximated fair value.
The following table summarizes our interest rate swaps designated as cash flow hedges:

			Notional Amount
Hedged Item (1)	Date entered into	Nature of Swap	July 31, 2023	April 30, 2023	Fixed Interest Rate	Variable Interest Rate
Amended and Restated CA	March 15, 2023	Pay fixed/receive variable	$50,000	$50,000	3.565%	1-month SOFR reset every month for a 3-year period ending April 15, 2026
Amended and Restated CA	March 14, 2023	Pay fixed/receive variable	50,000	50,000	4.053%	1-month SOFR reset every month for a 3-year period ending March 15, 2026
Amended and Restated CA	March 13, 2023	Pay fixed/receive variable	50,000	50,000	3.720%	1-month SOFR reset every month for a 3-year period ending March 15, 2026
Amended and Restated CA	December 13, 2022	Pay fixed/receive variable	50,000	50,000	3.772%	1-month SOFR reset every month for a 3-year period ending December 15, 2025
Amended and Restated CA	June 16, 2022	Pay fixed/receive variable	100,000	100,000	3.467%	1-month SOFR reset every month for a 2-year period ending May 15, 2024
Amended and Restated CA	April 6, 2022	Pay fixed/receive variable	100,000	100,000	2.588%	1-month SOFR reset every month for a 2-year period ending April 15, 2024
Amended and Restated CA	April 12, 2021	Pay fixed/receive variable	100,000	100,000	0.465%	1-month SOFR reset every month for a 3-year period ending April 15, 2024
			$500,000	$500,000

(1)	On November 30, 2022, we entered into the Second Amendment to our Amended and Restated CA. Refer to Note 15, "Debt and Available Credit Facilities" for more information related to our Amended and Restated CA.
We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of July 31, 2023 was a deferred gain of $10.6 million. Based on the maturity dates of the contracts, $7.2 million of the deferred gain as of July 31, 2023 was recorded within Prepaid expenses and other current assets, and $3.4 million of the deferred gain was recorded within Other non-current assets.

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

INDEX
The pretax gains (losses) that were reclassified from Accumulated other comprehensive loss into Interest expense for the three months ended July 31, 2023 and 2022 were $2.9 million and $(0.4) million, respectively.
Foreign Currency Contracts
We may enter into forward exchange contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign exchange transaction losses on our Unaudited Condensed Consolidated Statements of Net Loss and carried at fair value on our Unaudited Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign exchange transaction losses on our Unaudited Condensed Consolidated Statements of Net Loss.
As of July 31, 2023, and April 30, 2023, we did not maintain any open forward exchange contracts. In addition, we did not maintain any open forward contracts during the three months ended July 31, 2023 and 2022.

INDEX
Note 17 — Capital Stock and Changes in Capital Accounts
Share Repurchases
The following table summarizes the share repurchases of Class A and Class B Common Stock (shares in thousands):

	Three Months Ended July 31,
	2023	2022
Shares repurchased - Class A	301	212
Shares repurchased - Class B	—	—
Average Price - Class A and Class B	$33.25	$47.12
Dividends
The following table summarizes the cash dividends paid during the three months ended July 31, 2023:

Date of Declaration by Board of Directors	Quarterly Cash Dividend	Total Dividend	Class of Common Stock	Dividend Paid Date	Shareholders of Record as of Date
June 26, 2023	$0.3500 per common share	$19.4 million	Class A and Class B	July 20, 2023	July 6, 2023

INDEX
Changes in Common Stock
The following is a summary of changes during the three months ended July 31, in shares of our common stock and common stock in treasury (shares in thousands):

Changes in Common Stock A:	2023	2022
Number of shares issued, beginning of year	70,231	70,226
Number of shares issued, end of period	70,231	70,226

Changes in Common Stock A in treasury:
Number of shares held, beginning of year	23,983	23,515
Purchases of treasury shares	301	212
Restricted shares issued under stock-based compensation plans – non-PSU Awards	(128)	(119)
Restricted shares issued under stock-based compensation plans – PSU Awards	(233)	(149)
Shares withheld for taxes	126	98
Number of shares held, end of period	24,049	23,557
Number of Common Stock A outstanding, end of period	46,182	46,669

Changes in Common Stock B:	2023	2022
Number of shares issued, beginning of year	12,951	12,956
Number of shares issued, end of period	12,951	12,956

Changes in Common Stock B in treasury:
Number of shares held, beginning of year	3,925	3,924
Number of shares held, end of period	3,925	3,924
Number of Common Stock B outstanding, end of period	9,026	9,032
Note 18 — Commitments and Contingencies
Legal Proceedings
We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of July 31, 2023, will not have a material effect on our consolidated financial condition or results of operations.
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

INDEX
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with our Condensed Consolidated Financial Statements and related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2023 Form 10-K and our Consolidated Financial Statements and related notes set forth in Item 8 of Part II of our 2023 Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in thousands, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Unaudited Condensed Consolidated Financial Statements,” unless the context indicates otherwise.
OVERVIEW

Wiley is a knowledge company and a global leader in research, publishing, and knowledge solutions. Dedicated to the creation and application of knowledge, Wiley serves the world’s researchers, learners, innovators, and leaders, helping them achieve their goals and solve the world's most important challenges. For more than two centuries, Wiley has been delivering on its timeless mission to unlock human potential. Wiley is a predominantly digital company with over 80% of Wiley's revenue for fiscal year 2023 generated by digital products excluding the Held for Sale or Sold segment revenue. For fiscal year 2023, 50% of revenue excluding the Held for Sale or Sold segment revenue is recurring which includes revenue that is contractually obligated or set to recur with a high degree of certainty.
On June 1, 2023, Wiley’s Board of Directors approved a plan to divest certain businesses that we determined are non-core businesses. Those businesses are University Services, Wiley Edge, and CrossKnowledge. These dispositions are expected to be completed during fiscal year 2024. As a result, we reorganized our segments and our new structure consists of three reportable segments which includes Research (no change), Learning, and Held for Sale or Sold, as well as a Corporate expense category (no change). The operations of University Services, Wiley Edge, and CrossKnowledge are reported in the Held for Sale or Sold segment. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results.
•Research is unchanged and includes the reporting lines of Research Publishing and Research Solutions;
•Learning includes the Academic and Professional reporting lines and consists of publishing and related knowledge solutions;
•Held for Sale or Sold includes businesses held-for-sale including University Services, Wiley Edge, and CrossKnowledge, as well as those sold in fiscal year 2024, which includes Tuition Manager, and in fiscal year 2023 Test Prep and Advancement Courses.
Through the Research segment, we provide peer-reviewed scientific, technical, and medical (STM) publishing, content platforms, and related services to academic, corporate, and government customers, academic societies, and individual researchers. The Learning segment provides scientific, professional, and education print and digital books, digital courseware to libraries, corporations, students, professionals, and researchers, as well as assessment services to businesses and professionals.

Wiley’s business strategies are tightly aligned with solid growth trends, including ever-increasing global R&D spend leading to consistent growth in scientific research output, the transition to open research, and the increasing application of new knowledge into solutions to solve real world problems. These strategies include driving publishing output to meet the global demand for peer-reviewed research and expanding platform and service offerings for corporations and societies. Learning strategies include scaling high-value digital content, courseware, and assessments.

INDEX
RESULTS OF OPERATIONS – THREE MONTHS ENDED JULY 31, 2023
FIRST QUARTER SUMMARY
•US GAAP Results: Consolidated Revenue of $451.0 million (-7%, compared with the prior year), Operating Loss of $16.4 million (4%, compared with the prior year), and Diluted Loss per Share of $-1.67 (-$1.35, compared with the prior year). US GAAP results impacted by charges totaling $102.6 million, including non-cash goodwill impairment and impairment of held-for-sale assets and loss on the sale of a business
•Adjusted Results at Constant Currency (excluding Held for Sale or Sold segment results): Adjusted Revenue of $367.1 million (-8%, compared with the prior year), Adjusted EBITDA of $59.7 million (-10%, compared with the prior year), and Adjusted EPS of $0.27 (-37%, compared with the prior year).

FISCAL YEAR 2024 TRANSITION
•Wiley recently realigned its organization to focus on its core strengths in research, academic, and professional publishing, improve profit and performance, and drive greater operating and capital efficiency.
•In June of 2023, Wiley announced that it was divesting University Services, Wiley Edge, and CrossKnowledge. These businesses are currently reported in the Held for Sale or Sold segment.
•Wiley is rightsizing its cost structure to reflect smaller revenue base and a more narrowly focused company.
•The benefits of these portfolio and restructuring actions are expected to be realized in fiscal year 2025 and fiscal year 2026.

CONSOLIDATED RESULTS OF OPERATIONS
Revenue:
Revenue for the three months ended July 31, 2023, decreased $36.6 million, or 7%, as compared with the prior year. On a constant currency basis, revenue decreased 8% as compared with prior year. Excluding the revenues from the Held for Sale or Sold segment, Adjusted Revenue decreased 8% on a constant currency basis.
Adjusted Revenue
Below is a reconciliation of our consolidated US GAAP Revenue to Non-GAAP Adjusted Revenue:

	Three Months Ended July 31,
	2023	2022
US GAAP Revenue, net	$451,013	$487,569
Less: Held for Sale or Sold segment (1)	(83,889)	(93,009)
Non-GAAP Adjusted Revenue, net	$367,124	$394,560

(1)	Our Adjusted Revenue, net excludes the impact of our Held for Sale or Sold segment revenue.
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:

Cost of sales for the three months ended July 31, 2023, decreased $16.9 million, or 10%, as compared with the prior year. On a constant currency basis, cost of sales decreased 10% compared with the prior year. This was primarily due to lower employee costs related to the University Services and Wiley Edge business and marketing costs for the University Services business, both in the Held for Sale or Sold segment. Excluding the cost of sales from the Held for Sale or Sold segment, cost of sales decreased 5% on a constant currency basis.

INDEX
Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended July 31, 2023, decreased $27.0 million, or 10%, as compared with the prior year. On a constant currency basis, operating and administrative expenses decreased 10% as compared with the prior year primarily reflecting lower employee costs associated with recent restructuring actions. Excluding operating and administrative expenses from the Held for Sale or Sold segment, operating and administrative expenses decreased 8% on a constant currency basis.
Impairment of Goodwill:
We recorded an impairment of goodwill in the three months ended July 31, 2023 of $26.7 million. This charge is reflected in the Impairment of goodwill in the Condensed Consolidated Statements of Net Loss.

In accordance with applicable accounting standards, we were required to test goodwill for impairment immediately before and after our segment realignment. Prior to the realignment, we concluded that the fair value of the University Services reporting unit within the former Academic segment was below its carrying value, which resulted in a pretax non-cash goodwill impairment of $11.4 million. University Services was adversely impacted by market conditions and headwinds for online degree programs, which lead to a decline in projected enrollments from existing partners, pricing pressures and revenue share concessions, and a decline in new partner additions over both the short-term and long-term which adversely impacted forecasted revenue growth and operating cash flows.

After the realignment, we concluded that the fair value of the CrossKnowledge reporting unit within the Held for Sale or Sold segment was below its carrying value, which resulted in a pretax non-cash goodwill impairment of $15.3 million. CrossKnowledge was adversely impacted by a decline in the demand for its offerings, which have resulted in lower sales and a decline in average contract value, that adversely impacted forecasted revenue growth and operating cash flows.

See Note 12, "Goodwill and Intangible Assets" for details on these charges.

Restructuring and Related Charges:

In May 2022, the Company initiated a global program (Global Restructuring Program) to restructure and align our cost base with current and anticipated future market conditions, which was previously referred to as the Fiscal Year 2023 Restructuring Program. This program included severance related charges for the elimination of certain positions, the exit of certain leased office space, and the reduction of our occupancy at other facilities. Under this program, we reduced our real estate square footage occupancy by approximately 22%.

In the three months ended July 31, 2023, we expanded the scope of the program to include those actions that will focus Wiley on its leading global position in the development and application of new knowledge and drive greater profitability, growth, and cash flow. We will focus on our strongest and most profitable businesses and large market opportunities in Research and Learning, as well as streamline our organization and rightsize our cost structure to reflect these portfolio actions. As part of the Global Restructuring Program, we are further reducing our real estate square footage occupancy by approximately 6% due to actions taken in the three months ended July 31, 2023.

Excluding actions related to the Held for Sale or Sold segment, we anticipate $10 million of in-year savings from actions taken in the first quarter. These actions are anticipated to yield annualized cost savings of approximately $12 million, excluding the actions related to the Held for Sale or Sold segment.

For the three months ended July 31, 2023 and 2022, we recorded pretax restructuring charges of $11.8 million and $21.7 million, respectively, related to this program.

We anticipate ongoing severance related charges and facility-related costs associated with certain properties to result in additional restructuring charges in future periods.

These charges are reflected in Restructuring and related charges on our Unaudited Condensed Consolidated Statements of Net Loss. See Note 9, “Restructuring and Related Charges” for more details on the Global Restructuring Program charges.

For the impact of our restructuring program on diluted loss per share, see the section below, “Diluted Earnings Loss per Share (EPS).”

INDEX
Amortization of Intangible Assets:

Amortization of intangible assets was $15.6 million for the three months ended July 31, 2023, a decrease of $9.7 million, or 38%, as compared with the prior year. On a constant currency basis, amortization of intangible assets decreased 39% as compared with the prior year primarily due to the prior year period including $4.6 million due to the acceleration of expense related to the discontinued use of the mthree trademark and, to a lesser extent, the cessation of amortization for held-for-sale assets and, the completion of amortization of certain acquired intangible assets. See Note 3, “Acquisitions and Divestitures” for more details on these held-for-sale assets.
Operating Loss, Adjusted Operating Income (OI) and Adjusted EBITDA:
Our operating loss was $16.4 million for the three months ended July 31, 2023, compared with the prior year loss of $17.0 million. The decrease was primarily due to a decrease in operating and administrative expenses, lower costs of sales and, to a lesser extent, a decrease in restructuring charges and the amortization of intangible assets as described above, mostly offset by a decrease in revenue and the impairment of goodwill in the three months ended July 31, 2023.
Adjusted OI and Adjusted EBITDA on a constant currency basis and excluding restructuring charges, impairment of goodwill, the accelerated amortization of an intangible asset, and the adjusted contribution to profit for the Held for Sale or Sold segment decreased 21% and 10%, respectively, as compared with the prior year. The decrease in Adjusted OI and Adjusted EBITDA was primarily due to lower revenues, partially offset by a decrease in operating and administrative expenses.
Adjusted Operating Income (OI)
Below is a reconciliation of our consolidated US GAAP Operating Loss to Non-GAAP Adjusted OI:

	Three Months Ended July 31,
	2023	2022
US GAAP Operating Loss	$(16,355)	$(16,965)
Adjustments:
Restructuring and related charges	12,123	22,441
Impairment of goodwill	26,695	—
Accelerated amortization of an intangible asset (1)	—	4,594
Held for Sale or Sold segment adjusted contribution to profit (2)	(3,084)	14,108
Non-GAAP Adjusted OI	$19,379	$24,178

(1)	We determined that a revision of the useful life of the mthree trademark was warranted and the intangible asset was fully amortized over its remaining useful life resulting in accelerated amortization expense of $4.6 million in the three months ended July 31, 2022.
(2)	Our Adjusted OI excludes the impact of our Held for Sale or Sold segment adjusted contribution to profit.

INDEX
Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net Loss to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended July 31,
	2023	2022
Net Loss	$(92,264)	$(17,835)
Interest expense	11,334	6,332
Benefit for income taxes	(14,459)	(5,552)
Depreciation and amortization	43,728	58,279
Non-GAAP EBITDA	(51,661)	41,224
Impairment of goodwill	26,695	—
Restructuring and related charges	12,123	22,441
Foreign exchange losses, including the write off of certain cumulative translation adjustments	1,620	616
Impairment charge related to assets held-for-sale and loss on sale of a business	75,929	—
Other expense (income), net	1,485	(526)
Held for Sale or Sold segment Adjusted EBITDA (1)	(6,521)	2,435
Non-GAAP Adjusted EBITDA	$59,670	$66,190

(1)	Our Non-GAAP Adjusted EBITDA excludes the Held for Sale or Sold segment Non-GAAP Adjusted EBITDA.
Interest Expense:
Interest expense for the three months ended July 31, 2023, was $11.3 million compared with the prior year of $6.3 million. This increase was primarily due to a higher weighted average effective interest rate.
Foreign Exchange Transaction Losses:

Foreign exchange transaction losses of $1.6 million for the three months ended July 31, 2023 were primarily due to losses on our third-party accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar. In fiscal year 2023 due to the closure of our operations in Russia, the Russia entity was deemed substantially liquidated. In the three months ended July 31, 2023, we wrote off an additional $0.9 million cumulative translation adjustment in earnings.
Foreign exchange transaction losses of $0.6 million for the three months ended July 31, 2022 were primarily due to losses on our intercompany accounts receivable and payable balances and, to a lesser extent, losses on our third-party receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.
Impairment Charge Related to Assets Held-For-Sale and Loss on Sale of a Business:
As part of our ongoing initiatives to simplify our portfolio and focus our attention on core growth areas, we are divesting non-core businesses including University Services, Wiley Edge, and CrossKnowledge. These dispositions are expected to be completed during fiscal year 2024. In addition, these three businesses met the held-for-sale criteria. We measured each disposal group at the lower of carrying value or fair value less cost to sell. In the three months ended July 31, 2023, we recorded a held-for-sale pretax impairment of $73.9 million which includes $40.6 million for University Services and $33.3 million for CrossKnowledge.
In the three months ended July 31, 2023, the loss on sale of a business is due to the sale of our Tuition Manager business previously in our Held for Sale or Sold segment, which resulted in a pretax loss of approximately $2.0 million.

INDEX
Benefit for Income Taxes:
Below is a reconciliation of our US GAAP Loss Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Three Months Ended July 31,
	2023	2022
US GAAP Loss Before Taxes	$(106,723)	$(23,387)
Pretax Impact of Adjustments:
Impairment of goodwill	26,695	—
Restructuring and related charges	12,123	22,441
Foreign exchange (gains) losses on intercompany transactions, including the write off of certain cumulative translation adjustments	(6)	666
Amortization of acquired intangible assets	16,668	26,385
Impairment charge related to assets held-for-sale and loss on sale of a business	75,929	—
Held for Sale or Sold segment Adjusted (Income) Loss Before Taxes (1)	(5,034)	7,594
Non-GAAP Adjusted Income Before Taxes	$19,652	$33,699

(1)	Our Adjusted Income Before Taxes excludes the Adjusted (Income) Loss of our Held for Sale or Sold segment.
Below is a reconciliation of our US GAAP Income Tax Benefit to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Three Months Ended July 31,
	2023	2022
US GAAP Income Tax Benefit	$(14,459)	$(5,552)
Income Tax Impact of Adjustments (1):
Impairment of goodwill	2,697	—
Restructuring and related charges	2,936	5,517
Foreign exchange (gains) losses on intercompany transactions, including the write off of certain cumulative translation adjustments	(34)	175
Amortization of acquired intangible assets	3,873	5,832
Impairment charge related to assets held-for-sale and loss on sale of a business	10,660	—
Held for Sale or Sold segment Adjusted Tax (Provision) Benefit (2)	(996)	1,569
Non-GAAP Adjusted Income Tax Provision	$4,677	$7,541

US GAAP Effective Tax Rate	13.5%	23.7%
Non-GAAP Adjusted Effective Tax Rate	23.8%	22.4%

(1)	For the three months ended July 31, 2023 and 2022, substantially all of the tax impact was from deferred taxes.
(2)	Our Adjusted Income Tax Provision excludes the Adjusted Tax (Provision) Benefit of our Held for Sale or Sold segment.

INDEX
Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The US GAAP effective tax rate for the three months ended July 31, 2023, was 13.5% compared to 23.7% for the three months ended July 31, 2022. The US GAAP effective tax rate for the three months ended July 31, 2023, was lower than the US GAAP effective tax rate for the three months ended July 31, 2022 primarily due to the tax benefit on impairment of goodwill resulting from the segment realignment described in Note 12, "Goodwill and Intangible Assets," as well as the held-for-sale impairment described in Note 3, "Acquisitions and Divestitures", which resulted in a deferred tax benefit, the impact of US state taxes, and other discrete items offset by the mix of non-US income.

Excluding the $2.7 million tax benefit from the impairment of goodwill and $10.7 million tax benefit of the impairment charge related to assets held-for-sale and the loss on sale of a business, restructuring and other adjustments noted in the table above, the Non-GAAP adjusted effective tax rate was 23.8% for the three months ended July 31, 2023, compared to 22.4% for the three months ended July 31, 2022. The increase in the Non-GAAP adjusted effective tax rate for the three months ended July 31, 2023, compared with the prior year ended July 31, 2022, was primarily due to the mix of non-US income offset by tax incentives in the US.
Diluted Loss per Share (EPS):
Diluted loss per share for the three months ended July 31, 2023 was $1.67 per share compared with a loss of $0.32 per share for the three months ended July 31, 2022. This decrease was primarily due to the impairment charge related to assets held-for-sale and a loss on the sale of a business in the three months ended July 31, 2023 and, to a lesser extent. an increase in interest expense. This was partially offset by an increase in income tax benefit in the three months ended July 31, 2023 and a lower operating loss in the three months ended July 31, 2023.
Below is a reconciliation of our US GAAP Loss Per Share to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below, are presented in the section above, “Benefit for Income Taxes”.

	Three Months Ended July 31,
	2023	2022
US GAAP Loss Per Share	$(1.67)	$(0.32)
Adjustments:
Impairment of goodwill	0.43	—
Restructuring and related charges	0.16	0.30
Foreign exchange (gains) losses on intercompany transactions, including the write off of certain cumulative translation adjustments	—	0.01
Amortization of acquired intangible assets	0.23	0.36
Impairment charge related to assets held-for-sale and loss on sale of a business	1.17	—
Held for Sale or Sold segment Adjusted Net (Income) Loss (1)	(0.07)	0.10
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (2)	0.02	0.01
Non-GAAP Adjusted EPS	$0.27	$0.46

(1)	Our Adjusted EPS excludes the Adjusted Net (Income) Loss of our Held for Sale or Sold segment.
(2)	Represents the impact of using diluted weighted-average number of common shares outstanding (55.8 million shares and 56.5 million shares for the three months ended July 31, 2023 and 2022, respectively) included in the Non-GAAP Adjusted EPS calculation in order to apply the dilutive impact on adjusted net income due to the effect of unvested restricted stock units and other stock awards. This impact occurs when a US GAAP net loss is reported and the effect of using dilutive shares is antidilutive.
On a constant currency basis, Adjusted EPS decreased 37% primarily due to higher interest expense, and a decrease in Adjusted Operating Income, partially offset by lower Adjusted income tax provision.

INDEX
SEGMENT OPERATING RESULTS

RESEARCH	Three Months Ended July 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
	2023	2022
Revenue:
Research Publishing	$223,000	$239,523	(7)%	(8)%
Research Solutions	34,804	35,390	(2)%	(2)%
Total Research Revenue	257,804	274,913	(6)%	(7)%

Cost of Sales	70,267	71,270	1%	2%
Operating Expenses	122,635	122,718	—%	1%
Amortization of Intangible Assets	11,375	11,821	4%	5%
Restructuring Charges (see Note 9)	1,947	81	#	#

Contribution to Profit	51,580	69,023	(25)%	(26)%
Restructuring Charges (see Note 9)	1,947	81	#	#
Adjusted Contribution to Profit	53,527	69,104	(23)%	(23)%
Depreciation and amortization	23,212	23,801	2%	3%
Adjusted EBITDA	$76,739	$92,905	(17)%	(18)%
Adjusted EBITDA Margin	29.8%	33.8%
# Not meaningful
Revenue:

Research revenue for the three months ended July 31, 2023 decreased $17.1 million, or 6%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 7% as compared with the prior year primarily due to the carryover of the Hindawi publishing disruption experienced in fiscal year 2023. Additionally, revenues were unfavorably impacted by market conditions which affected our corporate advertising and recruitment offerings. These impacts were partially offset by continued strong growth in our core open access publishing program. Excluding Hindawi, Research revenue was flat. Hindawi’s special issues program was suspended in the third quarter of fiscal year 2023 due to the presence in certain special issues of compromised articles. As a result, Hindawi revenue for the three months ended July 31, 2023 decreased $19.2 million on a constant currency basis as compared with the prior year. For fiscal year 2024, we expect Hindawi revenue to decline to $20 million. In fiscal year 2025, we expect to recover most of the Hindawi revenue lost, and by fiscal year 2026 we expect Hindawi to be ahead of where it was in fiscal year 2023. Open access article output was flat compared with the prior year. Excluding Hindawi, open access article output growth was approximately 20% for the three months ended July 31, 2023.

INDEX
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 18% as compared with the prior year. This decrease was primarily due to revenue performance as cost of sales and operating expenses slightly declined. Excluding Hindawi, Adjusted EBITDA increased 1%. On a constant currency basis, Hindawi Adjusted EBITDA for the three months ended July 31, 2023 decreased $17.9 million as compared with the prior year. For fiscal year 2024, we expect Hindawi Adjusted EBITDA to be a moderate loss.

	Three Months Ended July 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
LEARNING:	2023	2022
Revenue:
Academic	$48,292	$58,748	(18)%	(18)%
Professional	61,028	60,899	—%	—%
Total Learning Revenue	109,320	119,647	(9)%	(9)%

Cost of Sales	31,325	34,780	10%	10%
Operating Expenses	68,099	78,866	14%	14%
Amortization of Intangible Assets	2,270	2,260	—%	—%
Restructuring Charges (see Note 9)	218	3,131	93%	93%

Contribution to Profit	7,408	610	#	#
Restructuring Charges (see Note 9)	218	3,131	93%	93%
Adjusted Contribution to Profit	7,626	3,741	#	#
Depreciation and amortization	13,552	14,055	4%	4%
Adjusted EBITDA	$21,178	$17,796	19%	19%
Adjusted EBITDA Margin	19.4%	14.9%
# Not meaningful
Revenue:

Learning revenue decreased $10.3 million, or 9%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 9% as compared with the prior year. This was primarily due to a decrease in Academic print sales, partially offset by growth in digital courseware. Professional was flat due to an increase in professional assessments, offset by a decline in print sales.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 19% as compared with the prior year. This increase was primarily due to lower operating expenses, which resulted from lower employee costs after recent restructuring actions.

INDEX

	Three Months Ended July 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
HELD FOR SALE OR SOLD:	2023	2022
Total Held for Sale or Sold Revenue	$83,889	$93,009	(10)%	(10)%

Cost of Sales	55,509	67,981	18%	19%
Operating Expenses	23,293	32,621	29%	29%
Impairment of Goodwill (see Note 12)	26,695	—	#	#
Amortization of Intangible Assets	2,003	11,109	82%	82%
Restructuring Charges (see Note 9)	2,623	3,492	25%	25%

Contribution to Profit	(26,234)	(22,194)	(18)%	(19)%
Restructuring Charges (see Note 9)	2,623	3,492	25%	25%
Impairment of Goodwill (see Note 12)	26,695	—	#	#
Accelerated Amortization of an Intangible Asset	—	4,594	#	#
Adjusted Contribution to Profit	3,084	(14,108)	#	#
Depreciation and amortization	3,437	11,673	71%	70%
Adjusted EBITDA	$6,521	$(2,435)	#	#
Adjusted EBITDA Margin	7.8%	(2.6)%
# Not meaningful
Revenue:

Revenue for Held for Sale or Sold decreased $9.1 million, or 10%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 10% as compared with the prior year. This was due to the disposition of certain businesses in the fourth quarter of fiscal year 2023 and the first quarter of fiscal year 2024, as well as declines in placement revenues and, to a lesser extent, corporate training sales. For the three months ended July 31, 2023, placements declined 19%. University Services revenue increased slightly, while enrollments declined 7%.
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA was $6.5 million compared to a loss of $2.4 million in the prior year. This increase was primarily due to lower cost of sales and operating expenses. These declines were largely resulting from restructuring actions in University Services.
University Services Partners and Programs:
As of July 31, 2023, Wiley had 61 university partners under contract, compared to 66 as of July 31, 2022 within University Services.
CORPORATE EXPENSES:

Corporate expenses for the three months ended July 31, 2023 decreased $15.3 million, or 24%, as compared with the prior year. On a constant currency basis, excluding restructuring charges, these expenses decreased 15%. On a constant currency basis, Adjusted EBITDA decreased 15% as compared with the prior year. This was primarily due to lower employee costs as a result of restructuring actions, and lower occupancy costs.

INDEX
FISCAL YEAR 2024 TRANSITION YEAR OUTLOOK
Wiley is reaffirming its fiscal year 2024 outlook. The outlook excludes businesses held for sale or sold: University Services, Wiley Edge (formerly Talent Development), and CrossKnowledge. Collectively, these businesses generated $393 million of revenue, $43 million of Adjusted EBITDA, and $0.36 of Adjusted EPS in Fiscal 2023.
(amounts in millions, except Adjusted EPS)

Metric	Fiscal Year 2023 All Company	Fiscal Year 2023 Ex-Divestitures	Fiscal Year 2024 Outlook Ex-Divestitures
Adjusted Revenue (1)	$2,020	$1,627	$1,580 to $1,630
Research		$1,080	Flat (+3% ex-Hindawi)
Learning		$547	Down low single digits
Adjusted EBITDA (1)	$422	$379	$305 to $330
Adjusted EPS (1)	$3.84	$3.48	$2.05 to $2.40

(1)
Wiley’s fiscal year 2024 outlook (Adjusted Revenue, Adjusted EBITDA, and Adjusted EPS) exclude businesses held-for-sale, including University Services, Wiley Edge (formerly Talent Development), and CrossKnowledge, as well as those sold in fiscal year 2023, Test Prep and Advancement Courses.

Fiscal Year 2024 Transition Year Outlook
•Adjusted Revenue – primarily due to the Hindawi special issues publishing pause and lower print demand in Academic. We continue to project Research revenue to be flat, but up 3% excluding Hindawi. We expect a better back half of the year as volumes continue to improve and comparisons become more favorable. We expect Research to return to growth in fiscal year 2025. In Learning, Academic remains challenged by lower demand for print products offsetting continued growth in digital content, courseware, and assessments. We continue to anticipate a low-single digit decline for this segment in fiscal year 2024. Note, this is a new metric defined as revenue adjusted to exclude businesses held for sale or sold.
•Adjusted EBITDA – primarily due to projected revenue performance, notably Hindawi, and higher employee costs from the combination of an incentive compensation reset and wage inflation. From its portfolio and restructuring actions, the Company expects material margin improvement in fiscal year 2025 and fiscal year 2026.
•Adjusted EPS – further impacted by $0.42 of non-operational items including a higher tax rate (-$0.21/share), pension expense (-$0.11/share), and interest expense (-$0.10/share). Wiley’s higher tax rate is primarily due to a less favorable mix of earnings by country and an increase in the UK statutory rate. Wiley froze its US and UK pension programs in 2015, and they are approximately 90% funded.

Wiley is not providing a Free Cash Flow outlook at this time due to the uncertainty around both the timing of divestitures and the size and scope of restructuring payments.

INDEX
LIQUIDITY AND CAPITAL RESOURCES
Principal Sources of Liquidity

We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing, and financing needs for at least the next twelve months. Operating cash flow provides the primary source of cash to fund operating needs and capital expenditures. Excess operating cash is used to fund shareholder dividends. Other discretionary uses of cash flow include share repurchases and acquisitions to complement our portfolio of businesses. As necessary, we may supplement operating cash flow with debt to fund these activities. The overall cash position of the Company reflects our durable business results and a global cash management strategy that considers liquidity management, economic factors and tax considerations. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure to any financial institution.

As of July 31, 2023, we had cash and cash equivalents of $107.2 million, including cash and cash equivalents classified as held-for-sale of $32.0 million, of which approximately $104.8 million, or 98%, was located outside the US. Maintenance of these cash and cash equivalent balances outside the US does not have a material impact on the liquidity or capital resources of our operations. We intend to repatriate earnings from our non-US subsidiaries, and to the extent we repatriate these funds to the US, we will be required to pay income taxes in various US state and local jurisdictions and applicable non-US withholding or similar taxes in the periods in which such repatriation occurs. Accordingly, as of July 31, 2023, we have recorded a deferred tax liability of approximately $2.1 million related to the estimated taxes that would be incurred upon repatriating certain non-US earnings to the US.

On November 30, 2022, we entered into the second amendment to the Third Amended and Restated Credit Agreement (collectively, the Amended and Restated CA). See Note 15, “Debt and Available Credit Facilities” for more details on the amendment. The Amended and Restated CA provided for senior unsecured credit facilities comprised of a (i) five-year revolving credit facility in an aggregate principal amount up to $1.115 billion, which matures November 2027, (ii) a five-year term loan A facility consisting of $200 million, which matures November 2027, and (iii) $185 million aggregate principal amount revolving credit facility through May 2024.

As of July 31, 2023, we had approximately $895.9 million of debt outstanding, net of unamortized issuance costs of $0.7 million, and approximately $600.6 million of unused borrowing capacity under our Amended and Restated CA and other facilities. Our Amended and Restated CA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of July 31, 2023.
Analysis of Historical Cash Flows
The following table shows the changes in our Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2023 and 2022.

	Three Months Ended July 31,
	2023	2022
Net cash used in operating activities	$(82,335)	$(89,939)
Net cash used in investing activities	(25,742)	(21,806)
Net cash provided by financing activities	105,814	117,989
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	$2,257	$(1,985)
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

INDEX
Free Cash Flow less Product Development Spending:

	Three Months Ended July 31,
	2023	2022
Net cash used in operating activities	$(82,335)	$(89,939)
Less: Additions to technology, property and equipment	(20,086)	(17,923)
Less: Product development spending	(3,747)	(5,825)
Free cash flow less product development spending	$(106,168)	$(113,687)
Net Cash Used in Operating Activities
The following is a summary of the $(7.6) million change in Net cash used in operating activities for the three months ended July 31, 2023 compared with the three months ended July 31, 2022 (amounts in millions).

Net cash used in operating activities – Three months ended July 31, 2022	$(89.9)
Net loss adjusted for items to reconcile net loss to net cash used in operating activities, which would include such noncash items as depreciation and amortization, impairment of goodwill, impairment charge related to assets held-for-sale and loss on sale of a business, restructuring charges, and the change in deferred taxes	(5.4)
Working capital changes:
Accounts receivable, net and contract liabilities	24.9
Accounts payable and accrued royalties	(24.2)
Changes in other assets and liabilities	12.3
Net cash used in operating activities – Three months ended July 31, 2023	$(82.3)

The favorable change in accounts receivable, net and contract liabilities was primarily due to lower sales, especially Academic publishing, and the timing of collections with customers.

The unfavorable change in accounts payable and accrued royalties was primarily due to the timing of payments.

The favorable changes in other assets and liabilities noted in the table above was primarily due to a decrease in employee-related costs, including lower payments for annual incentive compensation in fiscal year 2024 related to the prior fiscal year, partially offset by an increase in other accrued liability payments.

Our negative working capital (current assets less current liabilities) was $228.2 million and $354.3 million as of July 31, 2023 and April 30, 2023, respectively. This $126.1 million change in negative working capital was primarily due to the seasonality of our business. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions for which cash has been collected in advance. The contract liabilities will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of July 31, 2023 and as of April 30, 2023 includes $369.6 million and $504.7 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Cash collected in advance for subscriptions is used by us for a number of purposes, including funding operations, capital expenditures, acquisitions, debt repayments, dividend payments, and share repurchases.
Net Cash Used In Investing Activities

Net cash used in investing activities for the three months ended July 31, 2023 was $25.7 million compared to $21.8 million in the prior year. The increase in cash used in investing activities was primarily due to an increase of $2.2 million for additions of technology, property and equipment, $1.5 million decrease in cash proceeds related to other activities, and an increase of $1.5 million in cash used to acquire businesses, partially offset by a decrease of $2.1 million for product development spending.

INDEX
Net Cash Provided By Financing Activities

Net cash provided by financing activities was $105.8 million for the three months ended July 31, 2023 compared to $118.0 million for the three months ended July 31, 2022. This decrease in cash provided by financing activities was primarily due to a decrease in net borrowings of long-term debt of $11.4 million.

In the three months ended July 31, 2023, we increased our quarterly dividend to shareholders to $1.40 per share annualized versus $1.39 per share annualized in the prior year.
The following table summarizes the shares repurchased of Class A and Class B Common Stock for the three months ended July 31, 2023 and 2022 (shares in thousands):

	Three Months Ended July 31,
	2023	2022
Shares repurchased – Class A	301	212
Shares repurchased – Class B	—	—
Average price – Class A and Class B	$33.25	$47.12

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

On an annual basis, a hypothetical one percent change in interest rates for the $395.9 million of unhedged variable rate debt as of July 31, 2023 would affect net income and cash flow by approximately $3.0 million.
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
Our significant investments in non-US businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated other comprehensive loss, net of tax within Shareholders’ Equity under the caption Foreign currency translation adjustment. During the three months ended July 31, 2023, we recorded foreign currency translation gains in Accumulated other comprehensive loss, net of tax of approximately $11.2 million, primarily as a result of the fluctuations of the US dollar relative to the British pound sterling. During the three months ended July 31, 2022, we recorded foreign currency translation losses in Accumulated other comprehensive loss, net of tax of approximately $(19.8) million primarily as a result of the fluctuations of the US dollar relative to the euro and the British pound sterling.
Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses on the Unaudited Condensed Consolidated Statements of Net Loss as incurred. Under certain circumstances, we may enter into derivative financial instruments in the form of foreign currency forward contracts to hedge against specific transactions, including intercompany purchases and loans.

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

INDEX
The reserves are reflected in the following accounts of our Unaudited Condensed Consolidated Statements of Financial Position:

	July 31, 2023	April 30, 2023
Increase in Inventories, net	$7,628	$6,923
Decrease in Accrued royalties	$(3,327)	$(3,240)
Increase in Contract liabilities	$25,954	$24,582
Print book sales return reserve net liability balance	$(14,999)	$(14,419)
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

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. No single book customer accounts for more than 7% of total consolidated revenue and 22% of accounts receivable at July 31, 2023. The top 10 book customers account for approximately 10% of total consolidated revenue and approximately 34% of accounts receivable at July 31, 2023.
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

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no significant developments related to legal proceedings during the three months ended July 31, 2023. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2023 Note 16, “Commitment and Contingencies”.
ITEM 1A. RISK FACTORS
See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2023. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended July 31, 2023, we made the following purchases of Class A and Class B Common Stock under our publicly announced stock repurchase programs:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program	Maximum Dollar Value of Shares that May be Purchased Under Additional Plans or Programs (Dollars in millions)
May 2023	—	$—	—	—	$162.5
June 2023	126,628	32.68	126,628	—	158.3
July 2023	174,117	33.66	174,117	—	152.5
Total	300,745	$33.25	300,745	—	$152.5

ITEM 5. OTHER INFORMATION
Directors and Executive Officers Trading Arrangements
During the period covered by this Quarterly Report on Form 10-Q, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

INDEX
ITEM 6. EXHIBITS

Material Contracts
10.1*
Employees' Retirement Plan of John Wiley and Sons, Inc. Effective as of January 1, 1955, Amended and Restated as of June 30, 2013 and including IRS Requested Amendments through January 1, 2014, Amended and Restated as of January 1, 2023.●

10.2*	Summary Plan Description Employees' Retirement Plan of John Wiley and Sons, Inc. Effective January 1, 2023. ●

10.3*	Restricted Share Unit Grant Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program, Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan. ●

10.4*	Performance Share Unit Grant Agreement Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan. ●

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Inline XBRL
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: September 8, 2023