Form 10-Q
period 2023-10-31
JOHN WILEY & SONS, INC.
filed 2023-12-07
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the Registrant’s classes of common stock as of November 30, 2023 were:
Class A, par value $1.00 – 45,847,042
Class B, par value $1.00 – 9,022,235

JOHN WILEY & SONS, INC. AND SUBSIDIARIES

INDEX
Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. The Securities and Exchange Commission (SEC) encourages companies to disclose forward-looking information so that investors can better understand a company’s prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding our fiscal year 2024 outlook, anticipated restructuring charges and savings, operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those described in any forward-looking statements. Any such forward-looking statements are based upon many assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond our control, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment by Wiley in new technologies and products; (ii) subscriber renewal rates for our journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the seasonal nature of our educational business and the impact of the used book market; (vii) worldwide economic and political conditions; (viii) our ability to protect our copyrights and other intellectual property worldwide; (ix) our ability to successfully integrate acquired operations and realize expected opportunities; (x) the ability to realize operating savings over time and in fiscal year 2024 in connection with our multiyear Global Restructuring Program and planned dispositions; (xi) the possibility that the divestitures will not be pursued, failure to obtain necessary regulatory approvals or required financing or to satisfy any of the other conditions to planned dispositions; (xii) cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business; (xiii) as a result of acquisitions, we have and may record a significant amount of goodwill and other identifiable intangible assets and we may never realize the full carrying value of these assets; .and (xiv) other factors detailed from time to time in our filings with the SEC. We undertake no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

Please refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K and as revised and updated by our Quarterly Reports on Form 10-Q for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.
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

INDEX
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – UNAUDITED
In thousands

	October 31, 2023	April 30, 2023
Assets:
Current assets
Cash and cash equivalents	$83,218	$106,714
Accounts receivable, net of allowance for credit losses of $15.1 million and $18.7 million, respectively	147,253	310,121
Inventories, net	30,131	30,733
Prepaid expenses and other current assets	58,583	93,711
Current assets held-for-sale	106,384	—
Total current assets	425,569	541,279

Technology, property and equipment, net	222,504	247,149
Intangible assets, net	630,562	854,794
Goodwill	1,081,517	1,204,050
Operating lease right-of-use assets	79,009	91,197
Other non-current assets	136,782	170,341
Non-current assets held-for-sale	203,100	—
Total assets	$2,779,043	$3,108,810

Liabilities and shareholders' equity:
Current liabilities
Accounts payable	$48,512	$84,325
Accrued royalties	105,552	113,423
Short-term portion of long-term debt	5,000	5,000
Contract liabilities	235,839	504,695
Accrued employment costs	82,935	80,458
Short-term portion of operating lease liabilities	17,804	19,673
Other accrued liabilities	72,331	87,979
Current liabilities held-for-sale	42,277	—
Total current liabilities	610,250	895,553

Long-term debt	937,624	743,292
Accrued pension liability	76,005	86,304
Deferred income tax liabilities	94,278	144,042
Operating lease liabilities	101,816	115,540
Other long-term liabilities	78,169	79,052
Long-term liabilities held-for-sale	13,625	—
Total liabilities	1,911,767	2,063,783
Commitments and contingencies (Note 18)
Shareholders’ equity
Preferred stock, $1 par value per share: Authorized shares – 2 million, Issued shares - 0	—	—
Class A common stock, $1 par value per share: Authorized shares - 180 million, Issued shares - 70,234 and 70,231 as of October 31, 2023 and April 30, 2023, respectively	70,234	70,231
Class B common stock, $1 par value per share: Authorized shares - 72 million, Issued shares - 12,948 and 12,951 as of October 31, 2023 and April 30, 2023, respectively	12,948	12,951
Additional paid-in-capital	471,169	469,802
Retained earnings	1,710,358	1,860,872
Accumulated other comprehensive loss, net of tax	(541,970)	(528,902)
Less treasury shares at cost (Class A – 24,393 and 23,983 as of October 31, 2023 and April 30, 2023, respectively; Class B – 3,926 and 3,925 as of October 31, 2023 and April 30, 2023, respectively)	(855,463)	(839,927)
Total shareholders’ equity	867,276	1,045,027
Total liabilities and shareholders' equity	$2,779,043	$3,108,810
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET (LOSS) INCOME – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Revenue, net	$492,808	$514,836	$943,821	$1,002,405

Costs and expenses:
Cost of sales	155,614	170,302	312,715	344,333
Operating and administrative expenses	252,282	253,029	508,083	535,780
Impairment of goodwill	—	—	26,695	—
Restructuring and related charges	25,102	13,956	37,225	36,397
Amortization of intangible assets	13,565	20,110	29,213	45,421
Total costs and expenses	446,563	457,397	913,931	961,931

Operating income	46,245	57,439	29,890	40,474

Interest expense	(12,937)	(9,332)	(24,271)	(15,664)
Foreign exchange transaction (losses) gains	(2,357)	478	(3,977)	(138)
Impairment charge related to assets held-for-sale and loss on sale of a business	(51,414)	—	(127,343)	—
Other (expense) income, net	(1,567)	(255)	(3,052)	271

(Loss) income before taxes	(22,030)	48,330	(128,753)	24,943
(Benefit) provision for income taxes	(2,585)	10,137	(17,044)	4,585

Net (loss) income	$(19,445)	$38,193	$(111,709)	$20,358

(Loss) earnings per share
Basic	$(0.35)	$0.69	$(2.02)	$0.37
Diluted	$(0.35)	$0.68	$(2.02)	$0.36

Weighted average number of common shares outstanding
Basic	55,102	55,622	55,186	55,679
Diluted	55,102	56,195	55,186	56,326

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME – UNAUDITED
Dollars in thousands

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Net (loss) income	$(19,445)	$38,193	$(111,709)	$20,358

Other comprehensive (loss) income:
Foreign currency translation adjustment	(33,865)	(36,148)	(22,691)	(55,928)
Unamortized retirement credits, net of tax (expense) of $(2,796), $(2,257), $(2,412), and $(3,737), respectively	9,994	8,146	8,157	13,227
Unrealized (loss) gains on interest rate swaps, net of tax benefit (expense) of $331, $(1,809), $(532), and $(1,748) respectively	(1,054)	5,305	1,466	4,861
Total other comprehensive loss	(24,925)	(22,697)	(13,068)	(37,840)

Comprehensive (loss) income	$(44,370)	$15,496	$(124,777)	$(17,482)
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Dollars in thousands

	Six Months Ended October 31,
	2023	2022
Operating activities
Net (loss) income	$(111,709)	$20,358
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Impairment of goodwill	26,695	—
Impairment charge related to assets held-for-sale and loss on sale of a business	127,343	—
Amortization of intangible assets	29,213	45,421
Amortization of product development assets	12,937	16,452
Depreciation and amortization of technology, property and equipment	41,752	48,827
Restructuring and related charges	37,225	36,397
Stock-based compensation expense	12,801	13,998
Employee retirement plan expense	17,590	14,622
Foreign exchange transaction losses	3,977	138
Gain on sale of certain assets	—	(40)
Other noncash credits	(39,895)	(8,514)
Net change in operating assets and liabilities	(241,415)	(263,855)
Net cash used in operating activities	(83,486)	(76,196)
Investing activities
Product development spending	(8,168)	(11,445)
Additions to technology, property and equipment	(40,321)	(38,530)
Businesses acquired in purchase transactions, net of cash acquired	(1,500)	(96)
Proceeds related to the sale of a business	1,025	40
Acquisitions of publication rights and other	(2,953)	1,738
Net cash used in investing activities	(51,917)	(48,293)
Financing activities
Repayments of long-term debt	(381,640)	(208,925)
Borrowings of long-term debt	579,871	437,311
Purchases of treasury shares	(22,500)	(17,500)
Change in book overdrafts	(2,733)	(15,771)
Cash dividends	(38,691)	(38,749)
Impact of tax withholding on stock-based compensation and other	(4,605)	(4,763)
Net cash provided by financing activities	129,702	151,603
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(1,943)	(8,784)
Cash reconciliation:
Cash and cash equivalents	106,714	100,397
Restricted cash included in Prepaid expenses and other current assets	548	330
Balance at beginning of period	107,262	100,727
(Decrease)/increase for the period	(7,644)	18,330
Cash and cash equivalents	99,515	118,423
Restricted cash included in Prepaid expenses and other current assets	103	634
Balance at end of period (1)	$99,618	$119,057
Cash paid during the period for:
Interest	$22,933	$14,077
Income taxes, net of refunds	$26,423	$25,349

(1)	The balance as of October 31, 2023 includes held-for-sale cash, cash equivalents and restricted cash. See Note 3, "Acquisitions and Divestitures" for further details.
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at July 31, 2023	$70,231	$12,951	$465,278	$1,749,169	$(517,045)	$(843,378)	$937,206
Restricted shares issued under stock-based compensation plans	—	—	(620)	(1)	—	690	69
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(275)	(275)
Stock-based compensation expense	—	—	6,511	—	—	—	6,511
Purchases of treasury shares	—	—	—	—	—	(12,500)	(12,500)
Class A common stock dividends ($0.3500 per share)	—	—	—	(16,207)	—	—	(16,207)
Class B common stock dividends ($0.3500 per share)	—	—	—	(3,158)	—	—	(3,158)
Common stock class conversions	3	(3)	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	(19,445)	(24,925)	—	(44,370)
Balance at October 31, 2023	$70,234	$12,948	$471,169	$1,710,358	$(541,970)	$(855,463)	$867,276

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at July 31, 2022	$70,226	$12,956	$458,578	$1,883,857	$(523,289)	$(820,002)	$1,082,326
Restricted shares issued under stock-based compensation plans	—	—	(225)	1	—	277	53
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(41)	(41)
Stock-based compensation expense	—	—	6,863	—	—	—	6,863
Purchases of treasury shares	—	—	—	—	—	(7,500)	(7,500)
Class A common stock dividends ($0.3475 per share)	—	—	—	(16,252)	—	—	(16,252)
Class B common stock dividends ($0.3475 per share)	—	—	—	(3,138)	—	—	(3,138)
Common stock class conversions	2	(2)	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	38,193	(22,697)	—	15,496
Balance at October 31, 2022	$70,228	$12,954	$465,216	$1,902,661	$(545,986)	$(827,266)	$1,077,807
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2023	$70,231	$12,951	$469,802	$1,860,872	$(528,902)	$(839,927)	$1,045,027
Restricted shares issued under stock-based compensation plans	—	—	(11,425)	—	—	11,569	144
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(4,605)	(4,605)
Stock-based compensation expense	—	—	12,792	—	—	—	12,792
Purchases of treasury shares	—	—	—	—	—	(22,500)	(22,500)
Class A common stock dividends ($0.3500 per share)	—	—	—	(32,488)	—	—	(32,488)
Class B common stock dividends ($0.3500 per share)	—	—	—	(6,317)	—	—	(6,317)
Common stock class conversions	3	(3)	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	(111,709)	(13,068)	—	(124,777)
Balance at October 31, 2023	$70,234	$12,948	$471,169	$1,710,358	$(541,970)	$(855,463)	$867,276
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2022	$70,226	$12,956	$459,297	$1,921,160	$(508,146)	$(813,224)	$1,142,269
Restricted shares issued under stock-based compensation plans	—	—	(8,082)	1	—	8,221	140
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(4,763)	(4,763)
Stock-based compensation expense	—	—	14,001	—	—	—	14,001
Purchases of treasury shares	—	—	—	—	—	(17,500)	(17,500)
Class A common stock dividends ($0.3475 per share)	—	—	—	(32,582)	—	—	(32,582)
Class B common stock dividends ($0.3475 per share)	—	—	—	(6,276)	—	—	(6,276)
Common stock class conversions	2	(2)	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	20,358	(37,840)	—	(17,482)
Balance at October 31, 2022	$70,228	$12,954	$465,216	$1,902,661	$(545,986)	$(827,266)	$1,077,807
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
Our Unaudited Condensed Consolidated Financial Statements include all the accounts of the Company and our subsidiaries. We have eliminated all intercompany transactions and balances in consolidation. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the Unaudited Condensed Consolidated Financial Condition, Results of Operations, Comprehensive (Loss) Income and Cash Flows for the periods presented. Operating results for the interim period are not necessarily indicative of the results expected for the full year. All amounts are presented in United States (US) dollars, unless otherwise specified. All amounts are in thousands, except per share amounts, and approximate due to rounding. These financial statements should be read in conjunction with the most recent audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023 as filed with the SEC on June 26, 2023 (2023 Form 10-K).
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
Recently Issued Accounting Standards
Segment Reporting - Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for our annual fiscal year 2025, and interim periods starting in fiscal year 2026. Early adoption is permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We are currently assessing the impact of the disclosure requirements on our consolidated financial statements.

INDEX
Disclosure Improvements - Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements - Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU modified the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations. The amendments to the various topics should be applied prospectively, and the effective date will be determined for each individual disclosure based on the effective date of the SEC’s removal of the related disclosure. If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, then this ASU will not become effective. Early adoption is prohibited. We do not expect the amendments in this ASU to have a material impact to our disclosures in our consolidated financial statements.

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
The allocation of the total consideration transferred to the assets acquired, including intangible assets and goodwill, and the liabilities assumed was finalized during the three months ended October 31, 2023.
Divestitures
As part of our ongoing initiatives to simplify our portfolio to drive sustained performance improvement, we have completed one disposition as of October 31, 2023 and have committed to a plan to divest of additional businesses during fiscal year 2024.
Fiscal Year 2024
Completed Divestitures
On May 31, 2023, we completed the sale of our tuition manager business (Tuition Manager), which was included in our Held for Sale or Sold segment. The divestiture did not represent a strategic shift that would have a major effect on our consolidated results of operations, and therefore its results of operations were not reported as discontinued operations. The cash received net of transaction costs at the date of sale was $0.5 million, and $0.5 million of additional cash received after the date of sale. The pretax loss on sale was $1.5 million after accounting for the assets sold, liabilities transferred upon sale, and transaction costs is included in Impairment charge related to assets held-for-sale and loss on sale of a business in our Unaudited Condensed Consolidated Statement of Net (Loss) Income for the six months ended October 31, 2023. The carrying value of the net assets included in the pretax loss on sale was $2.5 million, including intangible assets of $1.0 million and no goodwill.
Assets and Liabilities Held-for-Sale

On June 1, 2023, Wiley’s Board of Directors approved a plan to divest certain businesses that we determined are non-core businesses. Those businesses are University Services, Wiley Edge, and CrossKnowledge. These dispositions are expected to be completed during fiscal year 2024. As a result, in the three months ended July 31, 2023 we reorganized our segments and our new structure consists of three reportable segments which includes Research (no change), Learning, and Held for Sale or Sold, as well as a Corporate expense category (no change). The operations of University Services, Wiley Edge, and CrossKnowledge are reported in the Held for Sale or Sold segment. See Note 10, “Segment Information” for more details regarding our reportable segments. See Note 12, "Goodwill and Intangible Assets" for more details on the interim goodwill impairment test and the impairment charges.

INDEX
In accordance with FASB Accounting Standards Codification (ASC) Topic 205, "Presentation of Financial Statements," we determined that the planned divestitures of University Services, Wiley Edge, and CrossKnowledge each do not represent a strategic shift that will have a major effect on our consolidated results of operations, and therefore their results of operations were not reported as discontinued operations. We applied the criteria in ASC 360-10-45-9, "Property, Plant and Equipment - Long-Lived Assets Classified as Held for Sale," to determine whether any of the aforementioned long-lived asset groups would be classified as held-for-sale. Criteria include management commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. We concluded that all three businesses met all the requisite criteria as of June 1, 2023 and, therefore, starting in the three months ended July 31, 2023 we have reclassified the related assets and liabilities as held-for-sale on the Unaudited Condensed Consolidated Statement of Financial Position as of October 31, 2023.

We measured each disposal group at the lower of carrying value or fair value less cost to sell. In the three and six months ended October 31, 2023, we recorded a held-for-sale pretax impairment charge of $51.9 million and $125.8 million, respectively, related to University Services and CrossKnowledge. The total impairment charge for University Services in the six months ended October 31, 2023 was $75.4 million, which includes $34.8 million in the three months ended October 31, 2023. The total impairment charge for CrossKnowledge in the six months ended October 31, 2023 was $50.4 million, which includes $17.1 million in the three months ended October 31, 2023. The additional impairment charges in the three months ended October 31, 2023 were due to subsequent changes in the fair value less cost to sell resulting from the continued progression of the selling processes and indications of changes in the expected consideration for the businesses, as well as changes in the carrying amounts of the disposal groups. The pretax impairment charges are reflected in Impairment charge related to assets held-for-sale and loss on sale of a business on the Unaudited Condensed Consolidated Statements of Net (Loss) Income. The impairments are included as a valuation allowance or contra-asset account within Current assets held-for-sale and Non-current assets held-for-sale on the Unaudited Condensed Consolidated Statement of Financial Position as of October 31, 2023.
The major categories of assets and liabilities that have been classified as held-for-sale on the Unaudited Condensed Consolidated Statement of Financial Position as of October 31, 2023 were as follows:

INDEX

	University Services	Cross Knowledge	Wiley Edge	Total
Assets held-for-sale:
Current assets
Cash and cash equivalents (1)	$216	$6,348	$9,733	$16,297
Accounts receivable, net	69,308	4,389	19,239	92,936
Prepaid expenses and other current assets (1)	2,117	3,368	5,771	11,256
Valuation allowance	—	(14,105)	—	(14,105)
Total current assets held-for-sale	$71,641	$—	$34,743	$106,384

Technology, property and equipment, net	14,118	2,828	2,617	19,563
Intangible assets, net	133,413	17,620	34,416	185,449
Goodwill	—	—	81,162	81,162
Operating lease right-of-use assets	2,989	314	970	4,273
Other non-current assets	8,805	15,697	76	24,578
Valuation allowance	(75,466)	(36,459)	—	(111,925)
Total non-current assets held-for-sale	$83,859	$—	$119,241	$203,100

Liabilities held-for-sale:
Current liabilities
Accounts payable	$1,595	$389	$2,864	$4,848
Accrued royalties	—	567	—	567
Contract liabilities	828	10,893	—	11,721
Accrued employment costs	1,203	5,599	3,444	10,246
Short-term portion of operating lease liabilities	1,066	115	453	1,634
Other accrued liabilities	6,312	2,796	4,153	13,261
Total current liabilities held-for-sale	$11,004	$20,359	$10,914	$42,277

Accrued pension liability	—	663	—	663
Deferred income tax liabilities	—	4,089	3,593	7,682
Operating lease liabilities	3,567	—	369	3,936
Other long-term liabilities	383	563	398	1,344
Total long-term liabilities held-for-sale	$3,950	$5,315	$4,360	$13,625

(1)
The following table shows a reconciliation of our cash, cash equivalents, and restricted cash included in current assets held-for-sale in our Unaudited Condensed Consolidated Statement of Financial Position to our Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended October 31, 2023:

Cash and cash equivalents	$83,218
Restricted cash included in Prepaid expenses and other current assets	50
Total cash, cash equivalents, and restricted cash per Unaudited Condensed Consolidated Statement of Financial Position as of October 31, 2023	83,268
Cash and cash equivalents held-for-sale	16,297
Restricted cash held-for-sale included in Prepaid expenses and other current assets	53
Total cash, cash equivalents, and restricted cash held-for-sale as of October 31, 2023	16,350
Total cash, cash equivalents, and restricted cash per Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended October 31, 2023	$99,618

INDEX

On November 13, 2023, we entered into a Membership Interest and Asset Purchase Agreement (Purchase Agreement) with Academic Partnerships LLC, a Delaware limited liability company (Academic Partnerships), and Education Services Upper Holdings Corp., a Delaware corporation (Upper Holdings), to sell our University Services business (the Business) to Academic Partnerships (the Transaction).
The purchase price for the Business includes total consideration of up to $150 million and a 10% share in the acquiring company. The $150 million consideration includes $110 million subject to customary working capital adjustments, and up to $40 million in the form of an earnout based on revenue targets during each of the two fiscal years in the period from May 1, 2024 through April 30, 2026. The $110 million will be payable in cash and/or in the form of a promissory note based on the availability of proceeds from any third-party debt refinancing undertaken by Academic Partnerships prior to closing. The earnout will also be payable in cash, subject to certain exceptions in which it will be paid by increasing the principal under the promissory note.
The consummation of the Transaction is subject to customary conditions, including the expiration or termination of the waiting period applicable to the Transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other conditions.
The results of University Services will continue to be reported in our operating results in the Held for Sale or Sold segment until the sale is finalized. We will enter into a transition services agreement to facilitate the transition of the divested business.

INDEX
Note 4 — Revenue Recognition, Contracts with Customers
Disaggregation of Revenue

In the three months ended July 31, 2023, we reorganized our segments. Our new segment structure consists of three reportable segments which includes (1) Research (no change), (2) Learning, (3) Held For Sale or Sold, as well as a Corporate expense category (no change), which includes certain costs that are not allocated to the reportable segments. Research includes reporting lines of Research Publishing and Research Solutions. Learning includes reporting lines of Academic and Professional. Held for Sale or Sold includes those non-core businesses which we have sold or announced we are divesting and include University Services, Wiley Edge, and CrossKnowledge. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results. See Note 10, “Segment Information,” for more details.

The following table presents our revenue from contracts with customers disaggregated by segment and product type.

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Research:
Research Publishing	$219,743	$232,641	$442,743	$472,164
Research Solutions	37,927	38,718	72,731	74,108
Total Research	257,670	271,359	515,474	546,272

Learning:
Academic	89,125	82,256	137,417	141,004
Professional	59,815	57,393	120,843	118,292
Total Learning	148,940	139,649	258,260	259,296

Held for Sale or Sold	86,198	103,828	170,087	196,837

Total Revenue	$492,808	$514,836	$943,821	$1,002,405
The following information describes our disaggregation of revenue by segment and product type. Overall, the majority of our revenue is recognized over time.
Research
Research customers include academic, corporate, government, and public libraries, funders of research, researchers, scientists, clinicians, engineers and technologists, scholarly and professional societies, and students and professors. Research products are sold and distributed globally through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to researchers and professional society members, and other customers. Publishing centers include Australia, China, Germany, India, the United Kingdom (UK), and the United States (US). The majority of revenue generated from Research products is recognized over time. Total Research revenue was $257.7 million and $515.5 million in the three and six months ended October 31, 2023, respectively.

INDEX
We disaggregated revenue by Research Publishing and Research Solutions to reflect the different type of products and services provided.
Research Publishing Products
Research Publishing products provide scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Research Publishing revenue was $219.7 million and $442.7 million in the three and six months ended October 31, 2023, respectively, and the majority is recognized over time.
In the three and six months ended October 31, 2023, Research Publishing products generated approximately 86% and 87%, respectively, of their revenue from contracts with their customers from Journal Subscriptions (pay to read), Open Access (pay to publish) and Transformational Agreements (read and publish), and the remainder from Licensing, Backfiles, and Other.
Research Solutions Products and Services
Research Solutions products and services include corporate and society service offerings such as advertising, spectroscopy software and spectral databases, job board software and career center services, publishing services such as editorial operations, production, copyediting, system support and consulting, and a journal submission and peer-review management system. In addition, Research Solutions includes Atypon platforms and services. Atypon is a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content on the web through the LiteratumTM platform. Research Solutions revenue was $37.9 million and $72.7 million in the three and six months ended October 31, 2023, respectively, and the majority is recognized over time.
In the three and six months ended October 31, 2023, Research Solutions products and services generated approximately 68% and 66%, respectively, of their revenue from contracts with their customers from corporate and society offerings and 32% and 34%, respectively, from Atypon platforms and services.
Learning

Learning customers include chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, web sites, and other online applications. Total Learning revenue was $148.9 million and $258.3 million in the three and six months ended October 31, 2023, respectively.
We disaggregated revenue by type of products provided. Learning products are Academic and Professional.
Academic

Academic products revenue was $89.1 million and $137.4 million in the three and six months ended October 31, 2023, respectively. Academic products and services including scientific, professional, and education print and digital books, and digital courseware to libraries, corporations, students, professionals, and researchers. Communities served include business, finance, accounting, management, leadership, technology, behavioral health, engineering/architecture, science and medicine, and education. Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks and other online applications.

In the three and six months ended October 31, 2023, Academic products generated approximately 60% and 65%, respectively, of their revenue from contracts with their customers for print and digital publishing, which is recognized at a point in time. Digital Courseware products in the three and six months ended October 31, 2023 generate approximately 36% and 28%, respectively, of their revenue from contracts with their customers which is recognized over time. The remainder of their revenues were from Licensing and Other, which has a mix of revenue recognized at a point in time and over time.

INDEX
Professional
Professional products revenue was $59.8 million and $120.8 million in the three and six months ended October 31, 2023, respectively. Professional provides learning, development, publishing, and assessment services for businesses and professionals.

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

In the three and six months ended October 31, 2023, Professional products generated approximately 56% and 58%, respectively, of their revenue from contracts with their customers for trade print and digital publishing, which is recognized at a point in time. Our assessments offering in the three and six months ended October 31, 2023 generates approximately 34% and 32%, respectively, of their revenue from contracts with their customers which has a mix of revenue recognized at a point in time and over time. The remainder of their revenues were from Licensing and Other, which has a mix of revenue recognized at a point in time and over time.
Held for Sale or Sold
Held for Sale or Sold revenue was $86.2 million and $170.1 million in the three and six months ended October 31, 2023, respectively. Offerings include University Services, Wiley Edge, and CrossKnowledge.
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

INDEX
The following table provides information about accounts receivable, net and contract liabilities from contracts with customers.

	October 31, 2023	April 30, 2023	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$147,253	$310,121	$(162,868)
Contract liabilities (1)	235,839	504,695	(268,856)
Contract liabilities (included in Other long-term liabilities)	$19,563	$17,426	$2,137

(1)	The sales return reserve recorded in Contract liabilities is $26.2 million and $24.6 million, as of October 31, 2023 and April 30, 2023, respectively.
For the six months ended October 31, 2023, we estimate that we recognized revenue of approximately 74% that was included in the current contract liability balance at April 30, 2023. For the six months ended October 31, 2022, we estimate that 73% of revenue recognized was included in the current contract liability at April 30, 2022.
The decrease in contract liabilities excluding the sales return reserve, was primarily driven by revenue earned on journal subscription agreements, transformational agreements, and open access, partially offset by renewals of journal subscription agreements, transformational agreements, and open access. In addition, contract liabilities decreased due to the reclassification of the held-for-sale amounts to Current liabilities held-for-sale on the Unaudited Condensed Consolidated Statement of Financial Position as of October 31, 2023.
Remaining Performance Obligations included in Contract Liability
As of October 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $255.4 million, which included the sales return reserve of $26.2 million. Excluding the sales return reserve, we expect that approximately $209.6 million will be recognized in the next twelve months with the remaining $19.6 million to be recognized thereafter.
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
Our assets associated with incremental costs to fulfill a contract, were $10.4 million and $10.6 million at October 31, 2023 and April 30, 2023, respectively, and are included within Other non-current assets at April 30, 2023 and in both Other non-current assets and Non-current assets held-for-sale at October 31, 2023 on our Unaudited Condensed Consolidated Statements of Financial Position. We recorded amortization expense of $1.0 million and $2.7 million in the three and six months ended October 31, 2023, respectively, related to these assets within Cost of sales on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. We recorded amortization expense of $1.1 million and $2.3 million in the three and six months ended October 31, 2022, respectively, related to these assets within Cost of sales on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.
Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Learning segment, occur before the transfer of control of the related goods. Therefore, in accordance with the revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are primarily reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. We incurred $6.5 and $13.1 in shipping and handling costs in the three and six months ended October 31, 2023, respectively. We incurred $7.1 and $13.5 in shipping and handling costs in the three and six months ended October 31, 2022, respectively.

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
For operating leases, the ROU assets and liabilities are presented on our Unaudited Condensed Consolidated Statement of Financial Position as follows:

	October 31, 2023	April 30, 2023
Operating lease ROU assets	$79,009	$91,197
Short-term portion of operating lease liabilities	17,804	19,673
Operating lease liabilities, non-current	$101,816	$115,540
During the six months ended October 31, 2023, we added $0.5 million to the ROU assets and $0.5 million to the operating lease liabilities due to modifications to our existing operating leases.

As a result of the Global Restructuring Program, which included the exit of certain leased office space, we recorded restructuring and related charges. These charges included severance, impairment charges and acceleration of expense associated with certain operating lease ROU assets. See Note 9, “Restructuring and Related Charges” for more information on this program and the charges incurred.

INDEX
Our total net lease costs are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Operating lease cost	$3,855	$4,528	$7,938	$9,710
Variable lease cost	297	264	582	542
Short-term lease cost	292	146	570	261
Sublease income	(218)	(172)	(421)	(370)
Total net lease cost (1)	$4,226	$4,766	$8,669	$10,143

(1)
Total net lease cost does not include those costs and sublease income included in Restructuring and related charges on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. This includes those operating leases we had identified as part of our restructuring program that would be subleased. See Note 9, “Restructuring and Related Charges” for more information on this program.

Other supplemental information includes the following:

	Six Months Ended October 31,
	2023	2022
Weighted-average remaining contractual lease term (years)	8	8
Weighted-average discount rate	6.01%	5.93%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,117	$13,756
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in our Unaudited Condensed Consolidated Statement of Financial Position as of October 31, 2023:

Fiscal Year	Operating Lease Liabilities
2024 (remaining 6 months)	$12,312
2025	23,291
2026	21,481
2027	16,954
2028	13,246
Thereafter	64,185
Total future undiscounted minimum lease payments	151,469

Less: Imputed interest	31,849

Present value of minimum lease payments	119,620

Less: Current portion	17,804

Noncurrent portion	$101,816

INDEX
Note 6 — Stock-Based Compensation
We have stock-based compensation plans under which employees may be granted performance-based stock awards, other restricted stock awards and options. We recognize the grant date fair value of stock-based compensation in net income on a straight-line basis, net of estimated forfeitures over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established up to three years in advance, or less. For the three and six months ended October 31, 2023, we recognized stock-based compensation expense, on a pretax basis, of $6.5 million and $12.8 million, respectively. For the three and six months ended October 31, 2022, we recognized stock-based compensation expense, on a pretax basis, of $6.9 million and $14.0 million, respectively.

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
The following table summarizes awards we granted to employees (shares in thousands):

	Six Months Ended October 31,
	2023	2022
Restricted Stock:
Awards granted (shares)	825	539
Weighted average fair value of grant	$31.66	$45.35
Stock Option Activity
We granted 10,000 stock option awards during both the six months ended October 31, 2023 and 2022. Options are exercisable over a maximum period of ten years from the date of grant. These options generally vest 10%, 20%, 30%, and 40% on April 30, or on each anniversary date after the award is granted.
The following table provides the estimated weighted average fair value for options granted during the six months ended October 31, 2023 and 2022 using the Black-Scholes option-pricing model, and the significant weighted average assumptions used in their determination.

	Six Months Ended October 31,
	2023	2022
Weighted average fair value of options on grant date	$7.94	$9.42

Weighted average assumptions:
Expected life of options (years)	6.3	5.9
Risk-free interest rate	3.9%	0.5%
Expected volatility	33.5%	31.2%
Expected dividend yield	4.3%	3.0%
Fair value of common stock on grant date	$32.68	$45.99
Exercise price of stock option grant	$32.68	$45.99

INDEX
Interim President and CEO New Hire Equity Awards
On October 10, 2023, the Company named Mr. Matthew Kissner interim CEO and entered into an employment agreement (Employment Agreement) with him. Under the Employment Agreement, Mr. Kissner will be eligible to participate in the 2024 Executive Long-Term Incentive Plan (ELTIP), with a target long-term incentive equal to $1.8 million.
Sixty percent of the ELTIP value will be delivered in the form of target performance share units and forty percent in restricted share units. The grant date fair value for restricted share units was $30.95 per share and included 20,028 restricted share units which vest 25% each year starting on April 30, 2024 to April 30, 2027. As of October 31, 2023, the performance share units have not yet been granted and are expected to be granted in the third quarter of fiscal year 2024. Awards are subject to forfeiture in the case of voluntary termination prior to vesting, and continued vesting in the case of earlier termination of employment without cause or due to constructive discharge. All other terms and conditions are the same as for other executives, as outlined in the ELTIP grant agreements.
Note 7 — Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of tax, for the three and six months ended October 31, 2023 and 2022 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at July 31, 2023	$(315,172)	$(208,643)	$6,770	$(517,045)
Other comprehensive (loss) income before reclassifications	(33,865)	8,528	1,337	(24,000)
Amounts reclassified from accumulated other comprehensive loss	—	1,466	(2,391)	(925)
Total other comprehensive (loss) income	(33,865)	9,994	(1,054)	(24,925)
Balance at October 31, 2023	$(349,037)	$(198,649)	$5,716	$(541,970)

Balance at April 30, 2023	$(326,346)	$(206,806)	$4,250	$(528,902)
Other comprehensive income (loss) before reclassifications	(22,691)	5,204	6,034	(11,453)
Amounts reclassified from accumulated other comprehensive loss	—	2,953	(4,568)	(1,615)
Total other comprehensive income (loss)	(22,691)	8,157	1,466	(13,068)
Balance at October 31, 2023	$(349,037)	$(198,649)	$5,716	$(541,970)

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at July 31, 2022	$(349,346)	$(177,145)	$3,202	$(523,289)
Other comprehensive (loss) income before reclassifications	(36,148)	7,089	5,804	(23,255)
Amounts reclassified from accumulated other comprehensive loss	—	1,057	(499)	558
Total other comprehensive (loss) income	(36,148)	8,146	5,305	(22,697)
Balance at October 31, 2022	$(385,494)	$(168,999)	$8,507	$(545,986)

Balance at April 30, 2022	$(329,566)	$(182,226)	$3,646	$(508,146)
Other comprehensive income (loss) before reclassifications	(55,928)	11,068	5,067	(39,793)
Amounts reclassified from accumulated other comprehensive loss	—	2,159	(206)	1,953
Total other comprehensive income (loss)	(55,928)	13,227	4,861	(37,840)
Balance at October 31, 2022	$(385,494)	$(168,999)	$8,507	$(545,986)
During the three and six months ended October 31, 2023, pretax actuarial losses included in Unamortized Retirement Costs of approximately $2.0 million and $3.9 million, respectively, and in the three and six months ended October 31, 2022, of approximately $1.4 million and $2.9 million, respectively, were amortized from Accumulated other comprehensive loss and recognized as pension and post-retirement benefit expense primarily in Operating and administrative expenses and Other (expense) income, net on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.
Our policy for releasing the income tax effects from accumulated other comprehensive (loss) income is to release when the corresponding pretax accumulated other comprehensive (loss) income items are reclassified to earnings.

INDEX
Note 8 — Reconciliation of Weighted Average Shares Outstanding
Basic earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes any common shares available to be issued upon the exercise of unvested, outstanding restricted stock units and other stock awards if such inclusions would be dilutive. The shares associated with performance-based stock awards (PSU) are considered contingently issuable shares and are included in the diluted weighted average number of common shares outstanding when they have met the performance conditions, and when their effect is dilutive. We determine the potentially dilutive common shares for all awards using the treasury stock method.
A reconciliation of the shares used in the computation of (loss) earnings per share follows (shares in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Weighted average shares outstanding	55,102	55,622	55,186	55,679
Shares used for basic earnings per share	55,102	55,622	55,186	55,679
Dilutive effect of unvested restricted stock units and other stock awards	—	573	—	647
Shares used for diluted earnings per share	55,102	56,195	55,186	56,326
Antidilutive options to purchase Class A common shares, restricted shares, and contingently issuable restricted stock which are excluded from the table above	773	523	819	491
In calculating diluted net loss per common share for the three and six months ended October 31, 2023 our diluted weighted average number of common shares outstanding excludes the effect of unvested restricted stock units and other stock awards as the effect was anti-dilutive. This occurs when a net loss is reported and the effect of using dilutive shares is antidilutive.

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

In the three months ended July 31, 2023, we expanded the scope of the program to include those actions that will focus Wiley on its leading global position in the development and application of new knowledge and drive greater profitability, growth, and cash flow. We will focus on our strongest and most profitable businesses and large market opportunities in Research and Learning, as well as streamline our organization and rightsize our cost structure to reflect these portfolio actions. As part of the Global Restructuring Program, we are further reducing our real estate square footage occupancy by approximately 6% due to actions taken in the six months ended October 31, 2023.

The following tables summarize the pretax restructuring and related charges related to the Global Restructuring Program:

	Three Months Ended October 31,		Six Months Ended October 31,		Total Charges Incurred to Date
	2023	2022	2023	2022
Charges by Segment:
Research	$4,755	$1,179	$6,702	$1,260	$9,115
Learning	5,859	3,661	6,077	6,792	13,881
Held for Sale or Sold	2,022	168	4,645	3,781	10,431
Corporate Expenses	12,119	8,673	19,111	23,589	51,990
Total Restructuring and Related Charges	$24,755	$13,681	$36,535	$35,422	$85,417

Charges by Activity:
Severance and termination benefits	$18,619	$5,467	$24,563	$17,564	$50,390
Impairment of operating lease ROU assets and property and equipment	—	6,590	1,575	12,696	14,271
Acceleration of expense related to operating lease ROU assets and property and equipment	152	—	516	1,840	2,656
Facility related charges, net	558	999	1,387	2,697	5,537
Consulting costs	3,966	430	5,789	430	8,074
Other activities	1,460	195	2,705	195	4,489
Total Restructuring and Related Charges	$24,755	$13,681	$36,535	$35,422	$85,417

We incurred severance related charges of $18.6 million and $24.6 million for the three and six months ended October 31, 2023, respectively, and $5.5 million and $17.6 million for the three and six months ended October 31, 2022, respectively, for certain employees affected by the reduction in force under this program who are entitled to severance payments and certain termination benefits.

The impairment charges of $1.6 million for the six months ended October 31, 2023 included the impairment of operating lease ROU assets of $1.2 million related to certain leases that will be subleased, and the related property and equipment of $0.4 million described further below. These charges were recorded in the Research segment. The impairment charges of $6.6 million and $12.7 million for the three and six months ended October 31, 2022, respectively, included the impairment of operating lease ROU assets of $4.7 million and $7.6 million, respectively, related to certain leases that will be subleased, and the related property and equipment of $1.9 million and $5.1 million, respectively described further below. In the three and six months ended October 31, 2022, these charges were recorded in Corporate Expenses.

INDEX
The acceleration of expense of $0.1 million and $0.5 million in the three and six months ended October 31, 2023, respectively, included the acceleration of rent expense associated with operating lease ROU assets related to certain leases that will be abandoned or terminated, and the related depreciation and amortization of property and equipment. The acceleration of expense of $1.8 million for the six months ended October 31, 2022 included the acceleration of rent expense associated with operating lease ROU assets of $0.9 million related to certain leases that will be abandoned or terminated, and the related depreciation and amortization of property and equipment of $0.9 million.

Due to the actions taken above, we tested the operating lease ROU assets and the related property and equipment for those being subleased for recoverability by comparing the carrying value of the asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset groups were below the carrying values. Therefore, there was an indication of impairment. We then determined the fair value of the asset groups by utilizing the present value of the estimated future cash flows attributable to the assets. The fair value of these operating lease ROU assets and the property and equipment immediately subsequent to the impairment was $0.9 million and $12.1 million in the six months ended October 31, 2023 and 2022, respectively, and were categorized as Level 3 within the FASB ASC Topic 820, “Fair Value Measurements” fair value hierarchy.

In addition, we incurred ongoing facility-related costs associated with certain properties that resulted in additional restructuring charges of $0.6 million and $1.4 million in the three and six months ended October 31, 2023, respectively, and $1.0 million and $2.7 million in the three and six months ended October 31, 2022, respectively.

We also incurred consulting costs of $4.0 million and $5.8 million in the three and six months ended October 31, 2023, respectively, and $0.4 million in the three and six months ended October 31, 2022. Additionally, we incurred costs for other activities, which includes relocation and other charges of $1.5 million and $2.7 million in the three and six months ended October 31, 2023, respectively, and $0.2 million in the three and six months ended October 31, 2022.

The following table summarizes the activity for the Global Restructuring Program liability for the six months ended October 31, 2023:

	April 30, 2023	Charges	Payments	Foreign Translation & Other Adjustments	October 31, 2023
Severance and termination benefits	$4,572	$24,563	$(8,860)	$(256)	$20,019
Consulting costs	—	5,789	(5,731)	(2)	56
Other activities	9	2,705	(778)	(4)	1,932
Total	$4,581	$33,057	$(15,369)	$(262)	$22,007

Approximately $19.5 million of the restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs and approximately $0.5 million is reflected in Other long-term liabilities on our Unaudited Condensed Consolidated Statement of Financial Position. The liabilities for Consulting costs and Other activities are reflected in Other accrued liabilities on our Unaudited Condensed Consolidated Statement of Financial Position.

Business Optimization Program

For the three and six months ended October 31, 2023, we recorded pretax restructuring charges of $0.3 million and $0.7 million, respectively, related to this program. For the three and six months ended October 31, 2022, we recorded pretax restructuring charges of $0.3 million and $1.0 million, respectively, related to this program. We currently do not anticipate any further material charges related to the Business Optimization Program, except for ongoing facility related charges.

INDEX
Note 10 — Segment Information
On June 1, 2023, Wiley’s Board of Directors approved a plan to divest certain businesses that we determined are non-core businesses. Those businesses are University Services, Wiley Edge, and CrossKnowledge. These dispositions are expected to be completed during fiscal year 2024. As a result, in the three months ended July 31, 2023 we reorganized our segments and our new structure consists of three reportable segments which includes Research (no change), Learning, and Held for Sale or Sold, as well as a Corporate expense category (no change), which includes certain costs that are not allocated to the reportable segments. The operations of University Services, Wiley Edge, and CrossKnowledge are reported in the Held for Sale or Sold segment. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results.
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

INDEX
Segment information is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Revenue:
Research	$257,670	$271,359	$515,474	$546,272
Learning	148,940	139,649	258,260	259,296
Held for Sale or Sold	86,198	103,828	170,087	196,837
Total revenue	$492,808	$514,836	$943,821	$1,002,405

Adjusted Contribution to Profit:
Research	$58,856	$74,458	$112,383	$143,562
Learning	39,912	33,576	47,538	37,317
Held for Sale or Sold	19,100	6,862	22,184	(7,246)
Total adjusted contribution to profit	117,868	114,896	182,105	173,633
Adjusted corporate contribution to profit	(46,521)	(43,501)	(88,295)	(92,168)
Less: Held for Sale or Sold Segment Adjusted Contribution to Profit (1)	(19,100)	(6,862)	(22,184)	7,246
Total adjusted operating income	$52,247	$64,533	$71,626	$88,711

Depreciation and Amortization:
Research	$22,668	$23,384	$45,880	$47,185
Learning	13,974	13,900	27,526	27,955
Held for Sale or Sold (2)	—	11,227	3,437	27,494
Total depreciation and amortization	36,642	48,511	76,843	102,634
Corporate depreciation and amortization	3,532	3,910	7,059	8,066
Total depreciation and amortization	$40,174	$52,421	$83,902	$110,700

(1)	Our Adjusted Operating Income excludes the impact of our Held for Sale or Sold Segment Adjusted Operating Income results.
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

INDEX
The following table shows a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted Operating Income:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
US GAAP Operating Income	$46,245	$57,439	$29,890	$40,474
Adjustments:
Restructuring and related charges (1)	25,102	13,956	37,225	36,397
Impairment of goodwill (1)	—	—	26,695	—
Accelerated amortization of an intangible asset (2)	—	—	—	4,594
Held for Sale or Sold segment Adjusted Contribution to Profit (3)	(19,100)	(6,862)	(22,184)	7,246
Non-GAAP Adjusted Operating Income	$52,247	$64,533	$71,626	$88,711

(1)	See Note 9, “Restructuring and Related Charges” and Note 12, “Goodwill and Intangible Assets” for these charges by segment.
(2)	As described above, this accelerated amortization relates to the mthree trademark.
(3)	Our Adjusted Operating Income excludes the impact of our Held for Sale or Sold segment Adjusted Operating Income or Loss results.
See Note 4, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the three and six months ended October 31, 2023 and 2022.
Note 11 — Inventories
Inventories, net consisted of the following:

	October 31, 2023	April 30, 2023
Finished goods	$27,934	$29,339
Work-in-process	1,173	1,031
Paper and other materials	229	248
Total inventories before estimated sales returns and LIFO reserve	$29,336	$30,618
Inventory value of estimated sales returns	7,603	6,923
LIFO reserve	(6,808)	(6,808)
Inventories, net	$30,131	$30,733

INDEX
Note 12 — Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity in goodwill by segment as of October 31, 2023:

	April 30, 2023 (1)(2)	Impairment	Foreign Translation Adjustment	October 31, 2023
Research	$609,729	$—	$(15,123)	$594,606
Learning	486,025	—	886	486,911
Total excluding Held for Sale or Sold segment	1,095,754	—	(14,237)	1,081,517
Held for Sale or Sold	108,296	(26,695)	(439)	81,162
Total including Held for Sale or Sold segment	$1,204,050	$(26,695)	$(14,676)	$1,162,679

(1)	The Held for Sale or Sold goodwill balance as of April 30, 2023 includes a cumulative pretax noncash goodwill impairment of $209.8 million.
(2)	In the three months ended July 31, 2023, we reorganized our segments and due to this realignment have reallocated goodwill.

Change in Segment Reporting Structure and New Reporting Units

In the three months ended July 31, 2023, we reorganized our segments. Our new segment reporting structure consists of three reportable segments which includes Research (no changes), Learning, and Held for Sale or Sold, as well as a Corporate expense category (no change), which includes certain costs that are not allocated to the reportable segments. See Note 10, “Segment Information,” for more details. The Learning reportable segment includes two reporting units, Academic and Professional. The Held for Sale or Sold reportable segment includes three reporting units, University Services, Wiley Edge and CrossKnowledge. No changes were made to the Research reportable segment.

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
Intangible Assets
Intangible assets, net were as follows:

	October 31, 2023	April 30, 2023 ⁽¹⁾
Intangible assets with definite lives, net:
Content and publishing rights	$439,157	$462,463
Customer relationships	43,708	217,346
Developed technology	22,751	45,500
Brands and trademarks	6,188	7,281
Covenants not to compete	48	300
Total intangible assets with definite lives, net	511,852	732,890
Intangible assets with indefinite lives:
Brands and trademarks	37,000	37,000
Publishing rights	81,710	84,904
Total intangible assets with indefinite lives	118,710	121,904
Total intangible assets, net	$630,562	$854,794

(1)
The developed technology balance as of April 30, 2023 is presented net of accumulated impairments and write-offs of $2.8 million. The indefinite-lived brands and trademarks balance as of April 30, 2023 is net of accumulated impairments of $93.1 million.

INDEX
Note 13 — Income Taxes

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate for the three and six months ended October 31, 2023, was 11.7% and 13.2%, compared with 21.0% and 18.4% for the three and six months ended October 31, 2022.
The effective tax rate for the three months ended October 31, 2023 was lower than the US statutory rate primarily due to the held-for-sale impairment described in Note 3, "Acquisitions and Divestitures," which resulted in a deferred tax benefit, the impact of US tax incentives and other discrete items offset by the mix of non-US income.
The effective tax rate for the six months ended October 31, 2023, was lower than the US statutory rate primarily due to the impairment of goodwill resulting from the segment realignment described in Note 12, "Goodwill and Intangible Assets," as well as the held-for-sale impairment described in Note 3, "Acquisitions and Divestitures," which resulted in a deferred tax benefit, the impact of US tax incentives and other discrete items offset by the mix of non-US income.
The effective tax rate for the three and six months ended October 31, 2023, was lower than the effective tax rate for the three and six months ended October 31, 2022, primarily due to the same factors described above. The impairment of goodwill resulting from the segment realignment described in Note 12, "Goodwill and Intangible Assets," results in a tax benefit of $2.7 million and the impairment charge related to assets held-for-sale and loss on sale of a business described in Note 3, "Acquisitions and Divestitures" results in a tax benefit of $19.2 million.
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
Note 14 — Retirement Plans
The components of net pension expense (income) for our defined benefit plans were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Service cost	$132	$192	$266	$392
Interest cost	6,872	5,994	13,819	12,183
Expected return on plan assets	(7,398)	(8,038)	(14,889)	(16,422)
Amortization of prior service cost	(24)	(24)	(47)	(47)
Amortization of net actuarial loss	2,000	1,467	4,026	2,991
Net pension expense (income)	$1,582	$(409)	$3,175	$(903)
The service cost component of net pension expense (income) is reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. The other components of net pension expense (income) are reported separately from the service cost component and below Operating income. Such amounts are reflected in Other (expense) income, net on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.
Employer defined benefit pension plan contributions were $3.6 million and $7.7 million for the three and six months ended October 31, 2023, respectively, and $3.5 million and $7.4 million for the three and six months ended October 31, 2022, respectively.
Defined Contribution Savings Plans
The expense for employer defined contribution savings plans was $6.7 million and $14.4 million for the three and six months ended October 31, 2023, respectively, and $6.8 million and $15.6 million for the three and six months ended October 31, 2022, respectively.

INDEX
Note 15 — Debt and Available Credit Facilities
Our total debt outstanding consisted of the amounts set forth in the following table:

	October 31, 2023	April 30, 2023
Short-term portion of long-term debt (1)	$5,000	$5,000

Term loan A - Amended and Restated CA (2)	189,337	191,757
Revolving credit facility - Amended and Restated CA	748,287	551,535
Total long-term debt, less current portion	937,624	743,292

Total debt	$942,624	$748,292

(1)	Relates to our term loan A under the Amended and Restated CA.
(2)	Amounts are shown net of unamortized issuance costs of $0.7 million as of October 31, 2023 and $0.7 million as of April 30, 2023.
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

The Amended and Restated CA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of October 31, 2023.
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
We incurred a loss of $(0.2) million on the write-off of unamortized deferred costs in connection with the second amendment of the Amended and Restated CA which is reflected in Other (expense) income, net on our Unaudited Condensed Consolidated Statements of Net (Loss) Income for the three months ended January 31, 2023.

INDEX
The amortization expense of the costs incurred related to the Amended and Restated CA related to the lender and non-lender fees is recognized over a five-year term for credit commitments that mature in November 2027 and an 18-month term for credit commitments that mature in May 2024. Total amortization expense was $0.3 million and $0.6 million for the three and six months ended October 31, 2023, respectively, and is included in Interest expense on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. Total amortization expense was $0.3 million and $0.5 million for the three and six months ended October 31, 2022, respectively, and is included in Interest expense on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.

As of October 31, 2023, we had approximately $552.7 million of unused borrowing capacity under our Amended and Restated CA and other facilities.

The weighted average interest rates on total debt outstanding during the three and six months ended October 31, 2023 were 5.61% and 5.45%, respectively. The weighted average interest rates on total debt outstanding during the three and six months ended October 31, 2022 were 3.70% and 3.31%, respectively. As of October 31, 2023 and April 30, 2023, the weighted average interest rates for total debt were 5.62% and 4.76%, respectively.

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
Interest Rate Contracts
As of October 31, 2023, we had total debt outstanding of $942.6 million, net of unamortized issuance costs of $0.7 million of which $943.3 million are variable rate loans outstanding under the Amended and Restated CA, which approximated fair value.
The following table summarizes our interest rate swaps designated as cash flow hedges:

			Notional Amount
Hedged Item (1)	Date entered into	Nature of Swap	October 31, 2023	April 30, 2023	Fixed Interest Rate	Variable Interest Rate
Amended and Restated CA	March 15, 2023	Pay fixed/receive variable	$50,000	$50,000	3.565%	1-month SOFR reset every month for a 3-year period ending April 15, 2026
Amended and Restated CA	March 14, 2023	Pay fixed/receive variable	50,000	50,000	4.053%	1-month SOFR reset every month for a 3-year period ending March 15, 2026
Amended and Restated CA	March 13, 2023	Pay fixed/receive variable	50,000	50,000	3.720%	1-month SOFR reset every month for a 3-year period ending March 15, 2026
Amended and Restated CA	December 13, 2022	Pay fixed/receive variable	50,000	50,000	3.772%	1-month SOFR reset every month for a 3-year period ending December 15, 2025
Amended and Restated CA	June 16, 2022	Pay fixed/receive variable	100,000	100,000	3.467%	1-month SOFR reset every month for a 2-year period ending May 15, 2024
Amended and Restated CA	April 6, 2022	Pay fixed/receive variable	100,000	100,000	2.588%	1-month SOFR reset every month for a 2-year period ending April 15, 2024
Amended and Restated CA	April 12, 2021	Pay fixed/receive variable	100,000	100,000	0.465%	1-month SOFR reset every month for a 3-year period ending April 15, 2024
			$500,000	$500,000

(1)	On November 30, 2022, we entered into the Second Amendment to our Amended and Restated CA. Refer to Note 15, "Debt and Available Credit Facilities" for more information related to our Amended and Restated CA.
We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of October 31, 2023 was a deferred gain of $9.3 million. Based on the maturity dates of the contracts, $4.8 million of the deferred gain as of October 31, 2023 was recorded within Prepaid expenses and other current assets, and $4.5 million of the deferred gain was recorded within Other non-current assets.

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

INDEX
The pretax gains that were reclassified from Accumulated other comprehensive loss into Interest expense for the three and six months ended October 31, 2023 were $3.2 million and $6.1 million, respectively. The pretax gains that were reclassified from Accumulated other comprehensive loss into Interest expense for the three and six months ended October 31, 2022 were $0.7 million and $0.3 million, respectively.
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
As of October 31, 2023, and April 30, 2023, we did not maintain any open forward exchange contracts. In addition, we did not maintain any open forward contracts during the six months ended October 31, 2023 and 2022.

INDEX
Note 17 — Capital Stock and Changes in Capital Accounts
Share Repurchases
The following table summarizes the share repurchases of Class A and Class B Common Stock (shares in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Shares repurchased - Class A	367	170	668	382
Shares repurchased - Class B	1	—	1	—
Average Price - Class A and Class B	$33.97	$44.24	$33.64	$45.84
Dividends
The following table summarizes the cash dividends paid during the six months ended October 31, 2023:

Date of Declaration by Board of Directors	Quarterly Cash Dividend	Total Dividend	Class of Common Stock	Dividend Paid Date	Shareholders of Record as of Date
June 26, 2023	$0.3500 per common share	$19.4 million	Class A and Class B	July 20, 2023	July 6, 2023
September 28, 2023	$0.3500 per common share	$19.3 million	Class A and Class B	October 25, 2023	October 10, 2023

INDEX
Changes in Common Stock
The following is a summary of changes during the six months ended October 31, in shares of our common stock and common stock in treasury (shares in thousands):

Changes in Common Stock A:	2023	2022
Number of shares issued, beginning of year	70,231	70,226
Common stock class conversions	3	2
Number of shares issued, end of period	70,234	70,228

Changes in Common Stock A in treasury:
Number of shares held, beginning of year	23,983	23,515
Purchases of treasury shares	668	382
Restricted shares issued under stock-based compensation plans – non-PSU Awards	(151)	(125)
Restricted shares issued under stock-based compensation plans – PSU Awards	(233)	(150)
Shares issued to directors	(7)	(3)
Shares withheld for taxes	133	100
Number of shares held, end of period	24,393	23,719
Number of Common Stock A outstanding, end of period	45,841	46,509

Changes in Common Stock B:	2023	2022
Number of shares issued, beginning of year	12,951	12,956
Common stock class conversions	(3)	(2)
Number of shares issued, end of period	12,948	12,954

Changes in Common Stock B in treasury:
Number of shares held, beginning of year	3,925	3,924
Purchases of treasury shares	1	—
Number of shares held, end of period	3,926	3,924
Number of Common Stock B outstanding, end of period	9,022	9,030
Note 18 — Commitments and Contingencies
Legal Proceedings
We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of October 31, 2023, will not have a material effect on our consolidated financial condition or results of operations.
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
On June 1, 2023, Wiley’s Board of Directors approved a plan to divest certain businesses that we determined are non-core businesses. Those businesses are University Services, Wiley Edge, and CrossKnowledge. These dispositions are expected to be completed during fiscal year 2024. As a result, in the three months ended July 31, 2023 we reorganized our segments and our new structure consists of three reportable segments which includes Research (no change), Learning, and Held for Sale or Sold, as well as a Corporate expense category (no change). The operations of University Services, Wiley Edge, and CrossKnowledge are reported in the Held for Sale or Sold segment. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results.
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

On November 13, 2023, we entered into a Membership Interest and Asset Purchase Agreement (Purchase Agreement) with Academic Partnerships LLC, a Delaware limited liability company (Academic Partnerships), and Education Services Upper Holdings Corp., a Delaware corporation (Upper Holdings), to sell our University Services business (the Business) to Academic Partnerships (the Transaction). The purchase price for the Business includes total consideration of up to $150 million and a 10% share in the acquiring company. The $150 million consideration includes $110 million subject to customary working capital adjustments, and up to $40 million in the form of an earnout based on revenue targets during each of the two fiscal years in the period from May 1, 2024 through April 30, 2026. The $110 million will be payable in cash and/or in the form of a promissory note based on the availability of proceeds from any third-party debt refinancing undertaken by Academic Partnerships prior to closing. The earnout will also be payable in cash, subject to certain exceptions in which it will be paid by increasing the principal under the promissory note.

The consummation of the Transaction is subject to customary conditions, including the expiration or termination of the waiting period applicable to the Transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other conditions.

The results of University Services will continue to be reported in our operating results in the Held for Sale or Sold segment until the sale is finalized. We will enter into a transition services agreement to facilitate the transition of the divested business.

INDEX
RESULTS OF OPERATIONS – THREE MONTHS ENDED OCTOBER 31, 2023
SECOND QUARTER SUMMARY
•US GAAP Results: Consolidated Revenue of $492.8 million (-4%, compared with the prior year), Operating Income of $46.2 million (-19%, compared with the prior year), and Diluted Loss per Share of $-0.35 (-$1.03, compared with the prior year). US GAAP results impacted by impairment charges of $51.9 million, related to our held-for-sale assets and restructuring charges totalling $25.1 million.
•Adjusted Results at Constant Currency (excluding Held for Sale or Sold segment results): Adjusted Revenue of $406.6 million (-2%, compared with the prior year), Adjusted EBITDA of $92.4 million (-13%, compared with the prior year), and Adjusted EPS of $0.73 (-25%, compared with the prior year).

CONSOLIDATED RESULTS OF OPERATIONS
Revenue:
Revenue for the three months ended October 31, 2023, decreased $22.0 million, or 4%, as compared with the prior year. On a constant currency basis, revenue decreased 6% as compared with the prior year. Excluding the revenues from the Held for Sale or Sold segment, Adjusted Revenue decreased 2% on a constant currency basis.
Adjusted Revenue
Below is a reconciliation of our consolidated US GAAP Revenue to Non-GAAP Adjusted Revenue:

	Three Months Ended October 31,
	2023	2022
US GAAP Revenue, net	$492,808	$514,836
Less: Held for Sale or Sold segment (1)	(86,198)	(103,828)
Non-GAAP Adjusted Revenue, net	$406,610	$411,008

(1)	Our Adjusted Revenue, net excludes the impact of our Held for Sale or Sold segment revenue.
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:

Cost of sales for the three months ended October 31, 2023, decreased $14.7 million, or 9%, as compared with the prior year. On a constant currency basis, cost of sales decreased 10% compared with the prior year. This was primarily due to lower employee costs related to the Wiley Edge business, and to a lesser extent, marketing costs for the University Services business. Excluding the cost of sales from the Held for Sale or Sold segment, cost of sales was flat on a constant currency basis.

INDEX
Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended October 31, 2023, decreased $0.7 million, or was flat as compared with the prior year. On a constant currency basis, operating and administrative expenses decreased 2% as compared with the prior year primarily reflecting lower depreciation due to the cessation for held-for-sale assets, lower editorial costs, and a decrease in travel and entertainment, partially offset by the prior year reduction in our provision for credit losses, and higher employee incentive compensation. Excluding operating and administrative expenses from the Held for Sale or Sold segment, operating and administrative expenses increased 1% on a constant currency basis.

Restructuring and Related Charges:

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

In the three months ended July 31, 2023, we expanded the scope of the program to include those actions that will focus Wiley on its leading global position in the development and application of new knowledge and drive greater profitability, growth, and cash flow. We will focus on our strongest and most profitable businesses and large market opportunities in Research and Learning, as well as streamline our organization and rightsize our cost structure to reflect these portfolio actions. As part of the Global Restructuring Program, we are further reducing our real estate square footage occupancy by approximately 6%.

Excluding actions related to the Held for Sale or Sold segment, we anticipate to yield annualized cost savings of approximately $65 million, with approximately $30 million of that to be realized this fiscal year from actions taken starting in fiscal year 2024.

For the three months ended October 31, 2023 and 2022, we recorded pretax restructuring charges of $24.8 million and $13.7 million, respectively, related to this program. This restructuring charge primarily reflects severance charges of $18.6 million for the elimination of certain positions.

We anticipate ongoing severance related charges and facility-related costs associated with certain properties to result in additional restructuring charges in future periods.

Business Optimization Program

For the three months ended October 31, 2023 and 2022, we recorded pretax restructuring charges of $0.3 million and $0.3 million, respectively, related to this program.

These charges are reflected in Restructuring and related charges on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. See Note 9, “Restructuring and Related Charges” for more details on the Global Restructuring Program charges.

For the impact of our restructuring programs on diluted (loss) earnings per share, see the section below, “Diluted (Loss) Earnings per Share (EPS).”
Amortization of Intangible Assets:

Amortization of intangible assets was $13.6 million for the three months ended October 31, 2023, a decrease of $6.5 million, or 33%, as compared with the prior year. On a constant currency basis, amortization of intangible assets decreased 34% as compared with the prior year primarily due to the cessation of amortization for held-for-sale assets and, to a lesser extent, the completion of amortization of certain acquired intangible assets. See Note 3, “Acquisitions and Divestitures” for more details on these held-for-sale assets.

INDEX
Operating Income, Adjusted Operating Income (OI) and Adjusted EBITDA:
Operating income for the three months ended October 31, 2023, decreased $11.2 million, or 19% as compared with the prior year on a reported and on a constant currency basis. The decrease was primarily due to a decrease in revenue and, to a lesser extent, an increase in restructuring charges, partially offset by lower cost of sales and, to a lesser extent, amortization of intangible assets, and operating and administrative expenses.
Adjusted OI and Adjusted EBITDA on a constant currency basis and excluding restructuring charges and the adjusted contribution to profit for the Held for Sale or Sold segment decreased 18% and 13%, respectively, as compared with the prior year. The decrease in Adjusted OI and Adjusted EBITDA was primarily due to lower Adjusted Revenue.
Adjusted OI
Below is a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted OI:

	Three Months Ended October 31,
	2023	2022
US GAAP Operating Income	$46,245	$57,439
Adjustments:
Restructuring and related charges	25,102	13,956
Held for Sale or Sold segment adjusted contribution to profit (1)	(19,100)	(6,862)
Non-GAAP Adjusted OI	$52,247	$64,533

(1)	Our Adjusted OI excludes the impact of our Held for Sale or Sold segment adjusted contribution to profit.
Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net (Loss) Income to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended October 31,
	2023	2022
Net (Loss) Income	$(19,445)	$38,193
Interest expense	12,937	9,332
(Benefit) provision for income taxes	(2,585)	10,137
Depreciation and amortization	40,174	52,421
Non-GAAP EBITDA	31,081	110,083
Restructuring and related charges	25,102	13,956
Foreign exchange losses (gains), including the write off of certain cumulative translation adjustments	2,357	(478)
Impairment charge related to assets held-for-sale and loss on sale of a business	51,414	—
Other expense, net	1,567	255
Held for Sale or Sold segment Adjusted EBITDA (1)	(19,100)	(18,089)
Non-GAAP Adjusted EBITDA	$92,421	$105,727

(1)	Our Non-GAAP Adjusted EBITDA excludes the Held for Sale or Sold segment Non-GAAP Adjusted EBITDA.

INDEX
Interest Expense:
Interest expense for the three months ended October 31, 2023, was $12.9 million compared with the prior year of $9.3 million. This increase was primarily due to a higher weighted average effective interest rate.
Foreign Exchange Transaction (Losses) Gains:

Foreign exchange transaction losses of $(2.4) million for the three months ended October 31, 2023 were primarily due to losses on our intercompany accounts receivable and payable balances, partially offset by gains on our foreign currency denominated third party accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.
Foreign exchange transaction gains of $0.5 million for the three months ended October 31, 2022 were primarily due to gains on our foreign currency denominated third party accounts receivable and payable balances, partially offset by losses on our intercompany accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.
Impairment Charge Related to Assets Held-For-Sale and Loss on Sale of a Business:

As part of our ongoing initiatives to simplify our portfolio and focus our attention on core growth areas, we are divesting non-core businesses including University Services, Wiley Edge, and CrossKnowledge. These dispositions are expected to be completed during fiscal year 2024. In addition, these three businesses met the held-for-sale criteria. We measured each disposal group at the lower of carrying value or fair value less cost to sell. In the three months ended October 31, 2023, we recorded a held-for-sale pretax impairment of $51.9 million which includes $34.8 million for University Services and $17.1 million for CrossKnowledge. The additional impairment charges in the three months ended October 31, 2023 were due to subsequent changes in the fair value less cost to sell resulting from the continued progression of the selling processes and indications of changes in the expected consideration for the businesses, as well as changes in the carrying amounts of the disposal groups. Additional impairment charges related to all of our assets held-for-sale could be identified as we continue with the disposition process until completion of such actions. As noted above, on November 13, 2023 we entered into an agreement to sell our University Services business.
In the three months ended October 31, 2023, there was a reduction in the pretax loss on the sale of our Tuition Manager business previously in our Held for Sale or Sold segment due to cash received after the closing of approximately $0.5 million.
(Benefit) Provision for Income Taxes:
Below is a reconciliation of our US GAAP (Loss) Income Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Three Months Ended October 31,
	2023	2022
US GAAP (Loss) Income Before Taxes	$(22,030)	$48,330
Pretax Impact of Adjustments:
Restructuring and related charges	25,102	13,956
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	3,223	2,654
Amortization of acquired intangible assets	14,303	21,185
Impairment charge related to assets held-for-sale and loss on sale of a business	51,414	—
Held for Sale or Sold segment Adjusted Income Before Taxes (1)	(19,099)	(13,230)
Non-GAAP Adjusted Income Before Taxes	$52,913	$72,895

(1)	Our Adjusted Income Before Taxes excludes the Adjusted Income of our Held for Sale or Sold segment.

INDEX
Below is a reconciliation of our US GAAP Income Tax (Benefit) Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Three Months Ended October 31,
	2023	2022
US GAAP Income Tax (Benefit) Provision	$(2,585)	$10,137
Income Tax Impact of Adjustments (1):
Restructuring and related charges	6,315	3,422
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	888	694
Amortization of acquired intangible assets	3,645	4,388
Impairment charge related to assets held-for-sale and loss on sale of a business	8,542	—
Held for Sale or Sold segment Adjusted Tax Provision (2)	(4,270)	(3,015)
Non-GAAP Adjusted Income Tax Provision	$12,535	$15,626

US GAAP Effective Tax Rate	11.7%	21.0%
Non-GAAP Adjusted Effective Tax Rate	23.7%	21.4%

(1)	For the three months ended October 31, 2023 and 2022, substantially all of the tax impact was from deferred taxes.
(2)	Our Adjusted Income Tax Provision excludes the Adjusted Tax Provision of our Held for Sale or Sold segment.
Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The US GAAP effective tax rate for the three months ended October 31, 2023, was 11.7% compared to 21.0% for the three months ended October 31, 2022. The US GAAP effective tax rate for the three months ended October 31, 2023, was lower than the US GAAP effective tax rate for the three months ended October 31, 2022 primarily due to the held-for-sale impairment described in Note 3, "Acquisitions and Divestitures", which resulted in a deferred tax benefit, the impact of US tax incentives, and other discrete items offset by the mix of non-US income.

The Non-GAAP adjusted effective tax rate was 23.7% for the three months ended October 31, 2023, compared to 21.4% for the three months ended October 31, 2022. The increase in the Non-GAAP adjusted effective tax rate for the three months ended October 31, 2023, compared with the prior year ended October 31, 2022, was primarily due to the mix of non-US income offset by tax incentives in the US.
Diluted (Loss) Earnings per Share (EPS):
Diluted loss per share for the three months ended October 31, 2023 was $(0.35) per share compared with earnings per share of $0.68 per share for the three months ended October 31, 2022. This decrease was primarily due to the impairment charge related to assets held-for-sale in the three months ended October 31, 2023 and, to a lesser extent, lower operating income, partially offset by an income tax benefit in the three months ended October 31, 2023.

INDEX
Below is a reconciliation of our US GAAP (Loss) Earnings per share to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below, are presented in the section above, “(Benefit) Provision for Income Taxes.”

	Three Months Ended October 31,
	2023	2022
US GAAP (Loss) Earnings Per Share	$(0.35)	$0.68
Adjustments:
Restructuring and related charges	0.34	0.19
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	0.04	0.03
Amortization of acquired intangible assets	0.19	0.30
Impairment charge related to assets held-for-sale and loss on sale of a business	0.77	—
Held for Sale or Sold segment Adjusted Net Income (1)	(0.27)	(0.18)
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (2)	0.01	—
Non-GAAP Adjusted EPS	$0.73	$1.02

(1)	Our Adjusted EPS excludes the Adjusted Net Income of our Held for Sale or Sold segment.
(2)
Represents the impact of using diluted weighted-average number of common shares outstanding (55.6 million shares for the three months ended October 31, 2023) included in the Non-GAAP Adjusted EPS calculation in order to apply the dilutive impact on adjusted net income due to the effect of unvested restricted stock units and other stock awards. This impact occurs when a US GAAP net loss is reported and the effect of using dilutive shares is antidilutive.

On a constant currency basis, Adjusted EPS decreased 25% primarily due to a decrease in Adjusted Operating Income and, to a lesser extent, higher interest expense.

INDEX
SEGMENT OPERATING RESULTS

RESEARCH	Three Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
	2023	2022
Revenue:
Research Publishing	$219,743	$232,641	(6)%	(7)%
Research Solutions	37,927	38,718	(2)%	(3)%
Total Research Revenue	257,670	271,359	(5)%	(7)%

Cost of Sales	71,300	71,033	0%	1%
Operating Expenses	116,228	114,252	(2)%	1%
Amortization of Intangible Assets	11,286	11,616	3%	5%
Restructuring Charges (see Note 9)	4,755	1,179	#	#

Contribution to Profit	54,101	73,279	(26)%	(26)%
Restructuring Charges (see Note 9)	4,755	1,179	#	#
Adjusted Contribution to Profit	58,856	74,458	(21)%	(21)%
Depreciation and amortization	22,668	23,384	3%	4%
Adjusted EBITDA	$81,524	$97,842	(17)%	(17)%
Adjusted EBITDA Margin	31.6%	36.1%
# Not meaningful
Revenue:

Research revenue for the three months ended October 31, 2023 decreased $13.7 million, or 5%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 7% as compared with the prior year primarily due to the carryover of the Hindawi publishing disruption experienced in fiscal year 2023. Additionally, to a lesser extent, revenues were unfavorably impacted by soft market conditions for our corporate recruitment offerings. These impacts were partially offset by continued growth in our core open access publishing program. Excluding Hindawi, Research revenue was flat. Hindawi’s special issues program was suspended in the third quarter of fiscal year 2023 due to the presence in certain special issues of compromised articles. As a result, Hindawi revenue for the three months ended October 31, 2023 decreased $18.1 million on a constant currency basis as compared with the prior year. For fiscal year 2024, we expect Hindawi revenue to decline $35 million to $40 million. In fiscal year 2025, we expect to begin to recover Hindawi revenue lost. Open access article output declined 40% as compared with the prior year. Excluding Hindawi, open access article output growth was approximately 19% for the three months ended October 31, 2023.

INDEX
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 17% as compared with the prior year. This decrease was primarily due to revenue performance as cost of sales and operating expenses slightly declined. Excluding Hindawi, Adjusted EBITDA decreased 4% primarily due to higher employee costs. On a constant currency basis, Hindawi Adjusted EBITDA for the three months ended October 31, 2023 decreased $13.5 million as compared with the prior year.

	Three Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
LEARNING:	2023	2022
Revenue:
Academic	$89,125	$82,256	8%	8%
Professional	59,815	57,393	4%	3%
Total Learning Revenue	148,940	139,649	7%	6%

Cost of Sales	35,617	34,768	(2)%	(1)%
Operating Expenses	71,132	69,180	(3)%	(2)%
Amortization of Intangible Assets	2,279	2,125	(7)%	(7)%
Restructuring Charges (see Note 9)	5,859	3,664	(60)%	(60)%

Contribution to Profit	34,053	29,912	14%	14%
Restructuring Charges (see Note 9)	5,859	3,664	(60)%	(60)%
Adjusted Contribution to Profit	39,912	33,576	19%	19%
Depreciation and amortization	13,974	13,900	(1)%	0%
Adjusted EBITDA	$53,886	$47,476	14%	13%
Adjusted EBITDA Margin	36.2%	34.0%
Revenue:

Learning revenue increased $9.3 million, or 7%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 6% as compared with the prior year. This was primarily due to an increase in Academic from growth in digital courseware, as well as print and digital sales. Professional increased due to higher publishing revenues due to an improved channel environment and lower returns. Revenues from assessments were flat compared with the prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 13% as compared with the prior year. This increase was primarily due to revenue performance, partially offset by higher operating expenses due to the prior year reduction in our provision for credit losses. The increase in operating expenses was tempered by restructuring savings.

INDEX

	Three Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
HELD FOR SALE OR SOLD:	2023	2022
Total Held for Sale or Sold Revenue	$86,198	$103,828	(17)%	(18)%

Cost of Sales	48,697	64,501	25%	26%
Operating Expenses	18,401	26,096	29%	32%
Amortization of Intangible Assets	—	6,369	#	#
Restructuring Charges (see Note 9)	2,022	281	#	#

Contribution to Profit	17,078	6,581	#	#
Restructuring Charges (see Note 9)	2,022	281	#	#
Adjusted Contribution to Profit	19,100	6,862	#	#
Depreciation and amortization	—	11,227	#	#
Adjusted EBITDA	$19,100	$18,089	6%	4%
Adjusted EBITDA Margin	22.2%	17.4%
# Not meaningful
Revenue:

Revenue for Held for Sale or Sold decreased $17.6 million, or 17%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 18% as compared with the prior year. This was due to decrease in placement revenues, and to a lesser extent, the disposition of certain businesses in the fourth quarter of fiscal year 2023 and the first quarter of fiscal year 2024, and a decrease in University Services revenue due to lower enrollments. For the three months ended October 31, 2023, placements declined 40% and enrollments declined 3%.
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 4% as compared with the prior year. This increase was primarily due to placement savings, and lower employment costs in University Services due to restructuring actions.
University Services Partners and Programs:
As of October 31, 2023, Wiley had 60 university partners under contract, compared to 69 as of October 31, 2022 within University Services.
CORPORATE EXPENSES:

Corporate expenses for the three months ended October 31, 2023 increased $6.7 million, or 13%, as compared with the prior year. On a constant currency basis, excluding restructuring charges, these expenses increased 6%. On a constant currency basis, Adjusted EBITDA loss increased 8% as compared with the prior year. This was primarily due to higher employee incentive compensation and, to a lesser extent, executive severance costs, partially offset by lower technology related costs.

INDEX
RESULTS OF OPERATIONS – SIX MONTHS ENDED OCTOBER 31, 2023
SIX MONTHS SUMMARY
•US GAAP Results: Consolidated Revenue of $943.8 million (-6%, compared with the prior year), Operating Income of $29.9 million (-26%, compared with the prior year), and Diluted Loss per Share of $-2.02 (-2.38, compared with the prior year). US GAAP results impacted by charges totaling $154.0 million, including non-cash goodwill impairment and impairment of held-for-sale assets and loss on the sale of a business.
•Adjusted Results at Constant Currency (excluding Held for Sale or Sold segment results): Adjusted Revenue of $773.7 million (-5%, compared with the prior year), Adjusted EBITDA of $152.1 million (-12%, compared with the prior year), and Adjusted EPS of $0.99 (-30%, compared with the prior year).
CONSOLIDATED RESULTS OF OPERATIONS
Revenue:
Revenue for the six months ended October 31, 2023, decreased $58.6 million, or 6%, as compared with the prior year. On a constant currency basis, revenue decreased 7% as compared with the prior year. Excluding the revenues from the Held for Sale or Sold segment, Adjusted Revenue decreased 5% on a constant currency basis.
Adjusted Revenue
Below is a reconciliation of our consolidated US GAAP Revenue to Non-GAAP Adjusted Revenue:

	Six Months Ended October 31,
	2023	2022
US GAAP Revenue, net	$943,821	$1,002,405
Less: Held for Sale or Sold segment (1)	(170,087)	(196,837)
Non-GAAP Adjusted Revenue, net	$773,734	$805,568

(1)	Our Adjusted Revenue, net excludes the impact of our Held for Sale or Sold segment revenue.
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:

Cost of sales for the six months ended October 31, 2023, decreased $31.6 million, or 9%, as compared with the prior year. On a constant currency basis, cost of sales decreased 10% as compared with the prior year. This was primarily due to lower employee costs related to Wiley Edge and, to a lesser extent, marketing costs for the University Services business, both in the Held for Sale or Sold segment. Excluding the cost of sales from the Held for Sale or Sold segment, cost of sales decreased 3% on a constant currency basis, primarily due to a decrease in revenue.

INDEX
Operating and Administrative Expenses:

Operating and administrative expenses for the six months ended October 31, 2023, decreased $27.7 million, or 5%, as compared with the prior year. On a constant currency basis, operating and administrative expenses decreased 6% as compared with the prior year primarily reflecting lower employee costs associated with recent restructuring actions, and to a lesser extent, lower depreciation due to the cessation of depreciation for held-for-sale assets, lower travel and entertainment costs, and professional fees. Excluding operating and administrative expenses from the Held for Sale or Sold segment, operating and administrative expenses decreased 3% on a constant currency basis.

Impairment of Goodwill:
We recorded an impairment of goodwill in the six months ended October 31, 2023 of $26.7 million. This charge is reflected in the Impairment of goodwill in the Condensed Consolidated Statements of Net (Loss) Income.

In accordance with applicable accounting standards, we were required to test goodwill for impairment immediately before and after our segment realignment. Prior to the realignment, we concluded that the fair value of the University Services reporting unit within the former Academic segment was below its carrying value, which resulted in a pretax non-cash goodwill impairment of $11.4 million in the six months ended October 31, 2023. University Services was adversely impacted by market conditions and headwinds for online degree programs, which lead to a decline in projected enrollments from existing partners, pricing pressures and revenue share concessions, and a decline in new partner additions over both the short-term and long-term which adversely impacted forecasted revenue growth and operating cash flows.

After the realignment, we concluded that the fair value of the CrossKnowledge reporting unit within the Held for Sale or Sold segment was below its carrying value, which resulted in a pretax non-cash goodwill impairment of $15.3 million in the six months ended October 31, 2023. CrossKnowledge was adversely impacted by a decline in the demand for its offerings, which have resulted in lower sales and a decline in average contract value, that adversely impacted forecasted revenue growth and operating cash flows.

See Note 12, "Goodwill and Intangible Assets" for details on these charges.

Restructuring and Related Charges:

Global Restructuring Program

For the six months ended October 31, 2023 and 2022, we recorded pretax restructuring charges of $36.5 million and $35.4 million, respectively, related to the Global Restructuring Program.

We anticipate ongoing severance related charges and facility-related costs associated with certain properties to result in additional restructuring charges in future periods.

Business Optimization Program

For the six months ended October 31, 2023 and 2022, we recorded pretax restructuring charges of $0.7 million and $1.0 million, respectively, related to this program.

These charges are reflected in Restructuring and related charges on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. See Note 9, “Restructuring and Related Charges” for more details on the Global Restructuring Program charges.

For the impact of our restructuring programs on diluted (loss) earnings per share, see the section below, “Diluted (Loss) Earnings per Share (EPS).”

INDEX
Amortization of Intangible Assets:

Amortization of intangible assets was $29.2 million for the six months ended October 31, 2023, a decrease of $16.2 million, or 36%, as compared with the prior year. On a constant currency basis, amortization of intangible assets decreased 37% as compared with the prior year primarily due to the cessation of amortization for held-for-sale assets and. to a lesser extent, the prior year period including $4.6 million due to the acceleration of expense related to the discontinued use of the mthree trademark, and the completion of amortization of certain acquired intangible assets. See Note 3, “Acquisitions and Divestitures” for more details on these held-for-sale assets.
Operating Income, Adjusted Operating Income (OI) and Adjusted EBITDA:
Operating income for the six months ended October 31, 2023, decreased $10.6 million or 26% as compared with the prior year. On a constant currency basis, operating income decreased 27% as compared with prior year. The decline was primarily due to a decrease in revenue and, to a lesser extent, the impairment of goodwill. This was partially offset by the decrease in cost of sales, operating and administrative expenses and, to a lesser extent, the amortization of intangible assets as described above.
Adjusted OI and Adjusted EBITDA on a constant currency basis and excluding restructuring charges, impairment of goodwill, the accelerated amortization of an intangible asset, and the adjusted contribution to profit for the Held for Sale or Sold segment decreased 19% and 12%, respectively, as compared with the prior year. The decrease in Adjusted OI and Adjusted EBITDA was primarily due to lower revenues, partially offset by a lower operating and administrative expenses.
Adjusted OI
Below is a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted OI:

	Six Months Ended October 31,
	2023	2022
US GAAP Operating Income	$29,890	$40,474
Adjustments:
Restructuring and related charges	37,225	36,397
Impairment of goodwill	26,695	—
Accelerated amortization of an intangible asset (1)	—	4,594
Held for Sale or Sold segment adjusted contribution to profit (2)	(22,184)	7,246
Non-GAAP Adjusted OI	$71,626	$88,711

(1)	We determined that a revision of the useful life of the mthree trademark was warranted and the intangible asset was fully amortized over its remaining useful life resulting in accelerated amortization expense of $4.6 million in the three months ended July 31, 2022.
(2)	Our Adjusted OI excludes the impact of our Held for Sale or Sold segment adjusted contribution to profit.

INDEX
Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net (Loss) Income to Non-GAAP EBITDA and Adjusted EBITDA:

	Six Months Ended October 31,
	2023	2022
Net (Loss) Income	$(111,709)	$20,358
Interest expense	24,271	15,664
(Benefit) provision for income taxes	(17,044)	4,585
Depreciation and amortization	83,902	110,700
Non-GAAP EBITDA	(20,580)	151,307
Impairment of goodwill	26,695	—
Restructuring and related charges	37,225	36,397
Foreign exchange losses, including the write off of certain cumulative translation adjustments	3,977	138
Impairment charge related to assets held-for-sale and loss on sale of a business	127,343	—
Other expense (income), net	3,052	(271)
Held for Sale or Sold segment Adjusted EBITDA (1)	(25,621)	(15,654)
Non-GAAP Adjusted EBITDA	$152,091	$171,917

(1)	Our Non-GAAP Adjusted EBITDA excludes the Held for Sale or Sold segment Non-GAAP Adjusted EBITDA.
Interest Expense:
Interest expense for the six months ended October 31, 2023, was $24.3 million compared with the prior year of $15.7 million. This increase was primarily due to a higher weighted average effective interest rate.
Foreign Exchange Transaction (Losses):

Foreign exchange transaction losses of $(4.0) million for the six months ended October 31, 2023 were primarily due to losses on our intercompany accounts receivable and payable balances and, to a lesser extent, on our foreign currency denominated third party accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar. In fiscal year 2023, due to the closure of our operations in Russia, our Russian entity was deemed substantially liquidated. As a result, cumulative translation adjustments associated with that entity were recognized. In the six months ended October 31, 2023, we wrote off an additional $1.0 million in cumulative translation adjustments from our Russian entity.
Foreign exchange transaction losses of $(0.1) million for the six months ended October 31, 2022 were primarily due to losses on our intercompany accounts receivable and payable balances, offset by gains on our foreign currency denominated third party accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.
Impairment Charge Related to Assets Held-For-Sale and Loss on Sale of a Business:
As part of our ongoing initiatives to simplify our portfolio and focus our attention on core growth areas, we are divesting non-core businesses including University Services, Wiley Edge, and CrossKnowledge. These dispositions are expected to be completed during fiscal year 2024. In addition, these three businesses met the held-for-sale criteria. We measured each disposal group at the lower of carrying value or fair value less cost to sell. We recorded a held-for-sale pretax impairment of $125.8 million which includes $75.4 million for University Services, and $50.4 million for CrossKnowledge during the six months ended October 31, 2023. As noted above, on November 13, 2023 we entered into an agreement to sell our University Services business.

INDEX
The loss on sale of a business is due to the sale of our Tuition Manager business previously in our Held for Sale or Sold segment, which resulted in a pretax loss of approximately $1.5 million during the six months ended October 31, 2023.
(Benefit) Provision for Income Taxes:
Below is a reconciliation of our US GAAP (Loss) Income Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Six Months Ended October 31,
	2023	2022
US GAAP (Loss) Income Before Taxes	$(128,753)	$24,943
Pretax Impact of Adjustments:
Impairment of goodwill	26,695	—
Restructuring and related charges	37,225	36,397
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	3,217	3,320
Amortization of acquired intangible assets	30,971	47,570
Impairment charge related to assets held-for-sale and loss on sale of a business	127,343	—
Held for Sale or Sold segment Adjusted Income Before Taxes (1)	(24,133)	(5,636)
Non-GAAP Adjusted Income Before Taxes	$72,565	$106,594

(1)	Our Adjusted Income Before Taxes excludes the Adjusted Income of our Held for Sale or Sold segment.
Below is a reconciliation of our US GAAP Income Tax (Benefit) Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Six Months Ended October 31,
	2023	2022
US GAAP Income Tax (Benefit) Provision	$(17,044)	$4,585
Income Tax Impact of Adjustments (1):
Impairment of goodwill	2,697	—
Restructuring and related charges	9,251	8,939
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	854	869
Amortization of acquired intangible assets	7,517	10,220
Impairment charge related to assets held-for-sale and loss on sale of a business	19,203	—
Held for Sale or Sold segment Adjusted Tax Provision (2)	(5,266)	(1,446)
Non-GAAP Adjusted Income Tax Provision	$17,212	$23,167

US GAAP Effective Tax Rate	13.2%	18.4%
Non-GAAP Adjusted Effective Tax Rate	23.7%	21.7%

(1)	For the six months ended October 31, 2023 and 2022, substantially all of the tax impact was from deferred taxes.
(2)	Our Adjusted Income Tax Provision excludes the Adjusted Tax Provision of our Held for Sale or Sold segment.

INDEX
Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The US GAAP effective tax rate for the six months ended October 31, 2023, was 13.2% compared to 18.4% for the six months ended October 31, 2022. The US GAAP effective tax rate for the six months ended October 31, 2023, was lower than the US GAAP effective tax rate for the six months ended October 31, 2022 primarily due to the tax benefit on impairment of goodwill resulting from the segment realignment described in Note 12, "Goodwill and Intangible Assets," as well as the held-for-sale impairment described in Note 3, "Acquisitions and Divestitures", which resulted in a deferred tax benefit, the impact of US tax incentives, and other discrete items offset by the mix of non-US income.

Excluding the $2.7 million tax benefit from the impairment of goodwill and $19.2 million tax benefit of the impairment charge related to assets held-for-sale and the loss on sale of a business, restructuring and other adjustments noted in the table above, the Non-GAAP adjusted effective tax rate was 23.7% for the six months ended October 31, 2023, compared to 21.7% for the six months ended October 31, 2022. The increase in the Non-GAAP adjusted effective tax rate for the six months ended October 31, 2023, compared with the prior year ended October 31, 2022, was primarily due to the mix of non-US income offset by tax incentives in the US.
Diluted (Loss) Earnings per Share (EPS):
Diluted loss for the six months ended October 31, 2023 was $(2.02) per share compared with earnings of $0.36 per share for the six months ended October 31, 2022. This decrease was primarily due to the impairment charge related to assets held-for-sale and a loss on the sale of a business in the six months ended October 31, 2023 and, to a lesser extent, lower operating income, and an increase in interest expense, partially offset by an income tax benefit in the six months ended October 31, 2023.
Below is a reconciliation of our US GAAP (Loss) Earnings Per Share to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below, are presented in the section above, “(Benefit) Provision for Income Taxes”.

	Six Months Ended October 31,
	2023	2022
US GAAP (Loss) Earnings Per Share	$(2.02)	$0.36
Adjustments:
Impairment of goodwill	0.43	—
Restructuring and related charges	0.50	0.49
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	0.04	0.04
Amortization of acquired intangible assets	0.42	0.67
Impairment charge related to assets held-for-sale and loss on sale of a business	1.94	—
Held for Sale or Sold segment Adjusted Net Income (1)	(0.34)	(0.08)
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (2)	0.02	—
Non-GAAP Adjusted EPS	$0.99	$1.48

(1)	Our Adjusted EPS excludes the Adjusted Net Income of our Held for Sale or Sold segment.
(2)
Represents the impact of using diluted weighted-average number of common shares outstanding (55.7 million shares for the six months ended October 31, 2023) included in the Non-GAAP Adjusted EPS calculation in order to apply the dilutive impact on adjusted net income due to the effect of unvested restricted stock units and other stock awards. This impact occurs when a US GAAP net loss is reported and the effect of using dilutive shares is antidilutive.

On a constant currency basis, Adjusted EPS decreased 30% primarily due to a decrease in Adjusted Operating Income, and to a lesser extent, higher interest expense and lower pension income, partially offset by lower Adjusted Income Tax Provision.

INDEX
SEGMENT OPERATING RESULTS

RESEARCH	Six Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
	2023	2022
Revenue:
Research Publishing	$442,743	$472,164	(6)%	(7)%
Research Solutions	72,731	74,108	(2)%	(3)%
Total Research Revenue	515,474	546,272	(6)%	(7)%

Cost of Sales	141,567	142,302	1%	2%
Operating Expenses	238,862	236,971	(1)%	1%
Amortization of Intangible Assets	22,662	23,437	3%	5%
Restructuring Charges (see Note 9)	6,702	1,260	#	#

Contribution to Profit	105,681	142,302	(26)%	(26)%
Restructuring Charges (see Note 9)	6,702	1,260	#	#
Adjusted Contribution to Profit	112,383	143,562	(22)%	(22)%
Depreciation and amortization	45,880	47,185	3%	4%
Adjusted EBITDA	$158,263	$190,747	(17)%	(18)%
Adjusted EBITDA Margin	30.7%	34.9%
# Not meaningful
Revenue:

Research revenue for the six months ended October 31, 2023 decreased $30.8 million, or 6%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 7% as compared with the prior year primarily due to the carryover of the Hindawi publishing disruption experienced in fiscal year 2023. Additionally, to a lesser extent, revenues were unfavorably impacted by soft market conditions for our corporate recruitment offerings. These impacts were partially offset by continued strong growth in our core open access publishing program. Excluding Hindawi, Research revenue was flat. Hindawi’s special issues program was suspended in the third quarter of fiscal year 2023 due to the presence in certain special issues of compromised articles. As a result, Hindawi revenue for the six months ended October 31, 2023 decreased $37.3 million on a constant currency basis as compared with the prior year. For fiscal year 2024, we expect Hindawi revenue to decline $35 million to $40 million. In fiscal year 2025, we expect to begin to recover Hindawi revenue lost. Open access article output declined 39% as compared with the prior year. Excluding Hindawi, open access article output growth was approximately 20% for the six months ended October 31, 2023.

INDEX
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 18% as compared with the prior year. This decrease was primarily due to revenue performance as cost of sales and operating expenses declined. Excluding Hindawi, Adjusted EBITDA decreased 1%. On a constant currency basis, Hindawi Adjusted EBITDA for the six months ended October 31, 2023 decreased $31.5 million as compared with the prior year.

	Six Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
LEARNING:	2023	2022
Revenue:
Academic	$137,417	$141,004	(3)%	(3)%
Professional	120,843	118,292	2%	2%
Total Learning Revenue	258,260	259,296	0%	(1)%

Cost of Sales	66,941	69,548	4%	4%
Operating Expenses	139,233	148,045	6%	7%
Amortization of Intangible Assets	4,548	4,386	(4)%	(4)%
Restructuring Charges (see Note 9)	6,077	6,795	11%	11%

Contribution to Profit	41,461	30,522	36%	36%
Restructuring Charges (see Note 9)	6,077	6,795	11%	11%
Adjusted Contribution to Profit	47,538	37,317	27%	28%
Depreciation and amortization	27,526	27,955	2%	2%
Adjusted EBITDA	$75,064	$65,272	15%	15%
Adjusted EBITDA Margin	29.1%	25.2%
Revenue:

Learning revenue for the six months ended October 31, 2023 decreased $1.0 million, or was flat as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 1% as compared with the prior year. This was primarily due to a decrease in Academic print sales, partially offset by growth in digital courseware. Professional revenue increased primarily due to professional assessments.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 15% as compared with the prior year. This increase was primarily due to lower operating expenses, which resulted primarily from lower employee costs after recent restructuring actions and, to a lesser extent, a decrease in travel and entertainment, and the prior year reduction in our provision for credit losses.

INDEX

	Six Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
HELD FOR SALE OR SOLD:	2023	2022
Total Held for Sale or Sold Revenue	$170,087	$196,837	(14)%	(15)%

Cost of Sales	104,207	132,483	21%	22%
Operating Expenses	41,693	58,717	29%	30%
Impairment of Goodwill (see Note 12)	26,695	—	#	#
Amortization of Intangible Assets	2,003	17,477	89%	88%
Restructuring Charges (see Note 9)	4,645	3,773	(23)%	(23)%

Contribution to Profit	(9,156)	(15,613)	41%	39%
Restructuring Charges (see Note 9)	4,645	3,773	(23)%	(23)%
Impairment of Goodwill (see Note 12)	26,695	—	#	#
Accelerated Amortization of an Intangible Asset	—	4,594	#	#
Adjusted Contribution to Profit	22,184	(7,246)	#	#
Depreciation and amortization	3,437	22,900	85%	85%
Adjusted EBITDA	$25,621	$15,654	64%	62%
Adjusted EBITDA Margin	15.1%	8.0%
# Not meaningful
Revenue:

Held for Sale or Sold revenue for the six months ended October 31, 2023 decreased $26.8 million, or 14%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 15% as compared with the prior year. This was due to declines in placement revenues, and, to a lesser extent, the disposition of certain businesses in the fourth quarter of fiscal year 2023 and the first quarter of fiscal year 2024. For the six months ended October 31, 2023, placements declined 40% and online enrollment declined 5%.
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 62% as compared with the prior year. This increase was primarily due to lower cost of sales and operating expenses. These declines were largely resulting from restructuring actions in University Services, and lower placement costs.
CORPORATE EXPENSES:

Corporate expenses for the six months ended October 31, 2023 decreased $8.6 million, or 7%, as compared with the prior year. On a constant currency basis, excluding restructuring charges, these expenses decreased 5%. On a constant currency basis, Adjusted EBITDA decreased 4% as compared with the prior year. This was primarily due to lower technology and occupancy costs, partially offset by higher employee incentive compensation and, to a lesser extent, executive severance costs.

INDEX
FISCAL YEAR 2024 TRANSITION YEAR OUTLOOK
Wiley is reaffirming its overall Fiscal 2024 outlook for Adjusted Revenue, Adjusted EBITDA, and Adjusted EPS.
(amounts in millions, except Adjusted EPS)

Metric	Fiscal Year 2023 All Company	Fiscal Year 2023 Ex-Divestitures	Fiscal Year 2024 Outlook Ex-Divestitures
Adjusted Revenue (1)	$2,020	$1,627	$1,580 to $1,630
Research		$1,080	Flat to low-single digit decline (+2% excluding Hindawi)
Learning		$547	Flat to low-single digit increase
Adjusted EBITDA (1)	$422	$379	$305 to $330
Adjusted EPS (1)	$3.84	$3.48	$2.05 to $2.40

(1)
Wiley’s fiscal year 2024 outlook (Adjusted Revenue, Adjusted EBITDA, and Adjusted EPS) exclude businesses held-for-sale, including University Services, Wiley Edge (formerly Talent Development), and CrossKnowledge, as well as those sold in fiscal year 2023, Test Prep and Advancement Courses.

Fiscal Year 2024 Transition Year Outlook
•Adjusted Revenue – reaffirming overall Adjusted Revenue guidance with Research moderately below expectations due to the lag between submissions and publication and continued market softness in recruiting, and Learning ahead of expectations due to an improved environment for academic and professional publishing, driven by better execution in our channels and continued uptake of our inclusive access model and zyBooks courseware. We now expect Research growth excluding Hindawi of 2%, down from 3% originally. Note, Adjusted Revenue excludes businesses held for sale or sold.
•Adjusted EBITDA – reaffirming due to projected revenue performance, incentive compensation resetting, and wage inflation offsetting expected restructuring savings.
•Adjusted EPS – reaffirming due to lower adjusted operating income and higher interest expense.

The Company is not providing a Free Cash Flow outlook due to the uncertainty around the timing of divestitures and the size and scope of restructuring payments.

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

As of October 31, 2023, we had cash and cash equivalents of $99.5 million, including cash and cash equivalents classified as held-for-sale of $16.3 million, of which approximately $97.3 million, or 98%, was located outside the US. Maintenance of these cash and cash equivalent balances outside the US does not have a material impact on the liquidity or capital resources of our operations. We intend to repatriate earnings from our non-US subsidiaries, and to the extent we repatriate these funds to the US, we will be required to pay income taxes in various US state and local jurisdictions and applicable non-US withholding or similar taxes in the periods in which such repatriation occurs. Accordingly, as of October 31, 2023, we have recorded a deferred tax liability of approximately $2.3 million related to the estimated taxes that would be incurred upon repatriating certain non-US earnings to the US.

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

As of October 31, 2023, we had approximately $942.6 million of debt outstanding, net of unamortized issuance costs of $0.7 million, and approximately $552.7 million of unused borrowing capacity under our Amended and Restated CA and other facilities. Our Amended and Restated CA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of October 31, 2023.
Analysis of Historical Cash Flows
The following table shows the changes in our Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2023 and 2022.

	Six Months Ended October 31,
	2023	2022
Net cash used in operating activities	$(83,486)	$(76,196)
Net cash used in investing activities	(51,917)	(48,293)
Net cash provided by financing activities	129,702	151,603
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	$(1,943)	$(8,784)
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

INDEX
Free Cash Flow less Product Development Spending:

	Six Months Ended October 31,
	2023	2022
Net cash used in operating activities	$(83,486)	$(76,196)
Less: Additions to technology, property and equipment	(40,321)	(38,530)
Less: Product development spending	(8,168)	(11,445)
Free cash flow less product development spending	$(131,975)	$(126,171)
Net Cash Used in Operating Activities
The following is a summary of the $7.3 million change in Net cash used in operating activities for the six months ended October 31, 2023 compared with the six months ended October 31, 2022 (amounts in millions).

Net cash used in operating activities – Six months ended October 31, 2022	$(76.2)
Net loss adjusted for items to reconcile net loss to net cash used in operating activities, which would include such noncash items as depreciation and amortization, impairment of goodwill, impairment charge related to assets held-for-sale and loss on sale of a business, restructuring charges, and the change in deferred taxes	(29.6)
Working capital changes:
Accounts receivable, net and contract liabilities	11.9
Accounts payable and accrued royalties	(21.0)
Changes in other assets and liabilities	31.4
Net cash used in operating activities – Six months ended October 31, 2023	$(83.5)

The favorable change in accounts receivable, net and contract liabilities was primarily due to lower revenue, and the timing of invoicing and collections with customers.

The unfavorable change in accounts payable and accrued royalties was primarily due to the timing of payments.

The favorable changes in other assets and liabilities noted in the table above was primarily due to a decrease in employee-related costs, including lower payments for annual incentive compensation in fiscal year 2024 related to the prior fiscal year, partially offset by an increase in restructuring payments.

Our negative working capital (current assets less current liabilities) was $184.7 million and $354.3 million as of October 31, 2023 and April 30, 2023, respectively. This $169.6 million change in negative working capital was primarily due to the seasonality of our business. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions for which cash has been collected in advance. The contract liabilities will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of October 31, 2023 and as of April 30, 2023 includes $235.8 million and $504.7 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Cash collected in advance for subscriptions is used by us for a number of purposes, including funding operations, capital expenditures, acquisitions, debt repayments, dividend payments, and share repurchases.
Net Cash Used In Investing Activities

Net cash used in investing activities for the six months ended October 31, 2023 was $51.9 million compared to $48.3 million in the prior year. The increase in cash used in investing activities was primarily due to an increase in cash used of $2.2 million for the acquisitions of publication rights; an increase of $1.8 million for additions of technology, property and equipment; and an increase of $1.4 million in cash used to acquire businesses, partially offset by a decrease of $3.3 million in cash used for product development spending.

INDEX
Net Cash Provided By Financing Activities

Net cash provided by financing activities was $129.7 million for the six months ended October 31, 2023 compared to $151.6 million for the six months ended October 31, 2022. This decrease in cash provided by financing activities was primarily due to a decrease in net borrowings of long-term debt of $30.2 million and, to a lesser extent, $5.0 million increase in cash used to repurchase shares, partially offset by a $13.0 million change from book overdrafts.

In the six months ended October 31, 2023, we increased our quarterly dividend to shareholders to $1.40 per share annualized versus $1.39 per share annualized in the prior year.
The following table summarizes the shares repurchased of Class A and Class B Common Stock for the six months ended October 31, 2023 and 2022 (shares in thousands):

	Six Months Ended October 31,
	2023	2022
Shares repurchased – Class A	668	382
Shares repurchased – Class B	1	—
Average price – Class A and Class B	$33.64	$45.84

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

On an annual basis, a hypothetical one percent change in interest rates for the $443.3 million of unhedged variable rate debt as of October 31, 2023 would affect net income and cash flow by approximately $3.4 million.
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
Our significant investments in non-US businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated other comprehensive loss, net of tax within Shareholders’ Equity under the caption Foreign currency translation adjustment. During the three and six months ended October 31, 2023, we recorded foreign currency translation losses in Accumulated other comprehensive loss, net of tax of approximately $(33.9) million and $(22.7) million, respectively, primarily as a result of the fluctuations of the US dollar relative to the British pound sterling and, to a lesser extent the euro. During the three and six months ended October 31, 2022, we recorded foreign currency translation losses in Accumulated other comprehensive loss, net of tax of approximately $(36.1) million and $(55.9) million, respectively, primarily as a result of the fluctuations of the US dollar relative to the British pound sterling and, to a lesser extent the euro.
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

INDEX
The reserves are reflected in the following accounts of our Unaudited Condensed Consolidated Statements of Financial Position:

	October 31, 2023	April 30, 2023
Increase in Inventories, net	$7,603	$6,923
Decrease in Accrued royalties	$(3,217)	$(3,240)
Increase in Contract liabilities	$26,220	$24,582
Print book sales return reserve net liability balance	$(15,400)	$(14,419)
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

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. No single book customer accounts for more than 6% of total consolidated revenue and 20% of accounts receivable at October 31, 2023. The top 10 book customers account for approximately 12% of total consolidated revenue and approximately 46% of accounts receivable at October 31, 2023.
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

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no significant developments related to legal proceedings during the three months ended October 31, 2023. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2023 Note 16, “Commitment and Contingencies”.
ITEM 1A. RISK FACTORS
See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2023. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
During the three months ended October 31, 2023, we made the following purchases of Class A and Class B Common Stock under our publicly announced stock repurchase programs:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program	Maximum Dollar Value of Shares that May be Purchased Under Additional Plans or Programs (Dollars in millions)
August 2023	—	$—	—	—	$152.5
September 2023	156,956	36.95	156,956	—	146.7
October 2023	211,065	31.75	211,065	—	140.0
Total	368,021	$33.97	368,021	—	$140.0

ITEM 5. OTHER INFORMATION
Directors and Executive Officers Trading Arrangements
During the period covered by this Quarterly Report on Form 10-Q, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

INDEX
ITEM 6. EXHIBITS

Material Contracts
10.1*	Form of the Fiscal Year 2024 Executive Annual Incentive Plan ●

10.2*	Form of the Fiscal Year 2024 Executive Long Term Incentive Plan ●

10.3*	Restricted Share Unit Grant Agreement for Matthew Kissner under the Executive Long-Term Incentive Plan, Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan ●

10.4*	Non-Qualified Premium Stock Option Grant Agreement, Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan ●

10.5*	Performance Share Unit Grant Agreement under the Executive Long-Term Incentive Plan, under the Business Officer Equity Program, Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan ●

10.6*	Executive Severance Plan (“ESP”), with an effective date of June 20, 2016, as amended September 22, 2023●

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Inline XBRL
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: December 7, 2023