Form 10-Q
period 2024-01-31
JOHN WILEY & SONS, INC.
filed 2024-03-08
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the Registrant’s classes of common stock as of February 29, 2024 were:
Class A, par value $1.00 – 45,717,102
Class B, par value $1.00 – 9,017,362

JOHN WILEY & SONS, INC. AND SUBSIDIARIES

INDEX
Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. The Securities and Exchange Commission (SEC) encourages companies to disclose forward-looking information so that investors can better understand a company’s prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, anticipated restructuring charges and savings, operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those described in any forward-looking statements. Any such forward-looking statements are based upon many assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond our control, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment by Wiley in new technologies and products; (ii) subscriber renewal rates for our journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the seasonal nature of our educational business and the impact of the used book market; (vii) worldwide economic and political conditions; (viii) our ability to protect our copyrights and other intellectual property worldwide; (ix) our ability to successfully integrate acquired operations and realize expected opportunities; (x) the ability to realize operating savings over time and in fiscal year 2024 in connection with our multiyear Global Restructuring Program and planned and completed dispositions; (xi) the possibility that the divestitures will not be pursued, failure to obtain necessary regulatory approvals or required financing or to satisfy any of the other conditions to planned dispositions; (xii) cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business; (xiii) as a result of acquisitions, we have and may record a significant amount of goodwill and other identifiable intangible assets and we may never realize the full carrying value of these assets; and (xiv) other factors detailed from time to time in our filings with the SEC. We undertake no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

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

INDEX
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – UNAUDITED
In thousands

	January 31, 2024	April 30, 2023
Assets:
Current assets
Cash and cash equivalents	$93,100	$106,714
Accounts receivable, net of allowance for credit losses of $15.2 million and $18.7 million, respectively	161,009	310,121
Inventories, net	28,377	30,733
Prepaid expenses and other current assets	68,868	93,711
Current assets held-for-sale	32,648	—
Total current assets	384,002	541,279

Technology, property and equipment, net	208,339	247,149
Intangible assets, net	628,886	854,794
Goodwill	1,096,674	1,204,050
Operating lease right-of-use assets	71,306	91,197
Other non-current assets	298,582	170,341
Non-current assets held-for-sale	19,499	—
Total assets	$2,707,288	$3,108,810

Liabilities and shareholders' equity:
Current liabilities
Accounts payable	$44,992	$84,325
Accrued royalties	151,159	113,423
Short-term portion of long-term debt	6,250	5,000
Contract liabilities	300,675	504,695
Accrued employment costs	78,203	80,458
Short-term portion of operating lease liabilities	18,181	19,673
Other accrued liabilities	78,771	87,979
Current liabilities held-for-sale	33,908	—
Total current liabilities	712,139	895,553

Long-term debt	900,524	743,292
Accrued pension liability	72,374	86,304
Deferred income tax liabilities	94,862	144,042
Operating lease liabilities	98,219	115,540
Other long-term liabilities	71,160	79,052
Long-term liabilities held-for-sale	9,704	—
Total liabilities	1,958,982	2,063,783
Commitments and contingencies (Note 18)
Shareholders’ equity
Preferred stock, $1 par value per share: Authorized shares – 2 million, Issued shares - 0	—	—
Class A common stock, $1 par value per share: Authorized shares - 180 million, Issued shares - 70,238 and 70,231 as of January 31, 2024 and April 30, 2023, respectively	70,238	70,231
Class B common stock, $1 par value per share: Authorized shares - 72 million, Issued shares - 12,944 and 12,951 as of January 31, 2024 and April 30, 2023, respectively	12,944	12,951
Additional paid-in-capital	474,315	469,802
Retained earnings	1,577,239	1,860,872
Accumulated other comprehensive loss, net of tax	(526,762)	(528,902)
Less treasury shares at cost (Class A – 24,519 and 23,983 as of January 31, 2024 and April 30, 2023, respectively; Class B – 3,927 and 3,925 as of January 31, 2024 and April 30, 2023, respectively)	(859,668)	(839,927)
Total shareholders’ equity	748,306	1,045,027
Total liabilities and shareholders' equity	$2,707,288	$3,108,810
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Revenue, net	$460,705	$491,368	$1,404,526	$1,493,773

Costs and expenses:
Cost of sales	143,662	174,051	456,377	518,384
Operating and administrative expenses	253,375	255,798	761,458	791,578
Impairment of goodwill	81,754	99,800	108,449	99,800
Restructuring and related charges	14,808	8,807	52,033	45,204
Amortization of intangible assets	13,517	19,968	42,730	65,389
Total costs and expenses	507,116	558,424	1,421,047	1,520,355

Operating loss	(46,411)	(67,056)	(16,521)	(26,582)

Interest expense	(13,321)	(11,521)	(37,592)	(27,185)
Foreign exchange transaction gains (losses)	488	421	(3,489)	283
Losses on sale of businesses and impairment charges related to assets held-for-sale	(52,404)	—	(179,747)	—
Other (expense) income, net	(648)	705	(3,700)	976

Loss before taxes	(112,296)	(77,451)	(241,049)	(52,508)
Provision (benefit) for income taxes	1,579	(5,982)	(15,465)	(1,397)

Net loss	$(113,875)	$(71,469)	$(225,584)	$(51,111)

Loss per share
Basic	$(2.08)	$(1.29)	$(4.10)	$(0.92)
Diluted	$(2.08)	$(1.29)	$(4.10)	$(0.92)

Weighted average number of common shares outstanding
Basic	54,812	55,514	55,061	55,625
Diluted	54,812	55,514	55,061	55,625

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED
Dollars in thousands

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Net loss	$(113,875)	$(71,469)	$(225,584)	$(51,111)

Other comprehensive income (loss):
Foreign currency translation adjustment	25,116	50,348	2,425	(5,580)
Unamortized retirement (costs) credits, net of tax benefit (expense) of $1,264, $1,872, $(1,148), and $(1,865), respectively	(5,054)	(7,456)	3,103	5,771
Unrealized (loss) gains on interest rate swaps, net of tax benefit (expense) of $1,603, $740, $1,071, and $(1,008) respectively	(4,854)	(2,443)	(3,388)	2,418
Total other comprehensive income	15,208	40,449	2,140	2,609

Comprehensive loss	$(98,667)	$(31,020)	$(223,444)	$(48,502)
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Dollars in thousands

	Nine Months Ended January 31,
	2024	2023
Operating activities
Net loss	$(225,584)	$(51,111)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	108,449	99,800
Losses on sale of businesses and impairment charges related to assets held-for-sale	179,747	—
Amortization of intangible assets	42,730	65,389
Amortization of product development assets	17,894	25,175
Depreciation and amortization of technology, property and equipment	68,752	72,578
Restructuring and related charges	52,033	45,204
Stock-based compensation expense	19,065	20,613
Employee retirement plan expense	26,260	22,326
Foreign exchange transaction losses (gains)	3,489	(283)
Other noncash credits	(50,701)	(16,200)
Net change in operating assets and liabilities	(217,782)	(229,773)
Net cash provided by operating activities	24,352	53,718
Investing activities
Product development spending	(12,324)	(17,763)
Additions to technology, property and equipment	(57,275)	(57,616)
Businesses acquired in purchase transactions, net of cash acquired	(3,116)	(5,792)
(Costs) proceeds related to the sale of businesses and certain assets	(1,237)	40
Acquisitions of publication rights and other	(4,541)	1,059
Net cash used in investing activities	(78,493)	(80,072)
Financing activities
Repayments of long-term debt	(741,123)	(475,576)
Borrowings of long-term debt	899,804	637,879
Payment of debt issuance cost	—	(4,493)
Purchases of treasury shares	(29,000)	(24,000)
Change in book overdrafts	(10,941)	(14,990)
Cash dividends	(57,869)	(58,067)
Impact of tax withholding on stock-based compensation and other	(5,517)	(5,469)
Net cash provided by financing activities	55,354	55,284
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	432	(2,670)
Cash reconciliation:
Cash and cash equivalents	106,714	100,397
Restricted cash included in Prepaid expenses and other current assets	548	330
Balance at beginning of period	107,262	100,727
Increase for the period	1,645	26,260
Cash and cash equivalents	108,803	126,449
Restricted cash included in Prepaid expenses and other current assets	104	538
Balance at end of period (1)	$108,907	$126,987
Cash paid during the period for:
Interest	$36,293	$25,796
Income taxes, net of refunds	$38,522	$38,816

(1)	The balance as of January 31, 2024 includes held-for-sale cash, cash equivalents and restricted cash. See Note 3, "Acquisitions and Divestitures" for further details.
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at October 31, 2023	$70,234	$12,948	$471,169	$1,710,358	$(541,970)	$(855,463)	$867,276
Restricted shares issued under stock-based compensation plans	—	—	(3,125)	1	—	3,207	83
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(912)	(912)
Stock-based compensation expense	—	—	6,271	—	—	—	6,271
Purchases of treasury shares	—	—	—	—	—	(6,500)	(6,500)
Class A common stock dividends ($0.3500 per share)	—	—	—	(16,089)	—	—	(16,089)
Class B common stock dividends ($0.3500 per share)	—	—	—	(3,156)	—	—	(3,156)
Common stock class conversions	4	(4)	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	(113,875)	15,208	—	(98,667)
Balance at January 31, 2024	$70,238	$12,944	$474,315	$1,577,239	$(526,762)	$(859,668)	$748,306

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at October 31, 2022	$70,228	$12,954	$465,216	$1,902,661	$(545,986)	$(827,266)	$1,077,807
Restricted shares issued under stock-based compensation plans	—	—	(2,432)	2	—	2,506	76
Impact of tax withholding on stock-based compensation and other	—	—	137	—	—	(843)	(706)
Stock-based compensation expense	—	—	6,621	—	—	—	6,621
Purchases of treasury shares	—	—	—	—	—	(6,500)	(6,500)
Class A common stock dividends ($0.3475 per share)	—	—	—	(16,240)	—	—	(16,240)
Class B common stock dividends ($0.3475 per share)	—	—	—	(3,138)	—	—	(3,138)
Comprehensive loss, net of tax	—	—	—	(71,469)	40,449	—	(31,020)
Balance at January 31, 2023	$70,228	$12,954	$469,542	$1,811,816	$(505,537)	$(832,103)	$1,026,900
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2023	$70,231	$12,951	$469,802	$1,860,872	$(528,902)	$(839,927)	$1,045,027
Restricted shares issued under stock-based compensation plans	—	—	(14,550)	1	—	14,776	227
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(5,517)	(5,517)
Stock-based compensation expense	—	—	19,063	—	—	—	19,063
Purchases of treasury shares	—	—	—	—	—	(29,000)	(29,000)
Class A common stock dividends ($0.3500 per share)	—	—	—	(48,577)	—	—	(48,577)
Class B common stock dividends ($0.3500 per share)	—	—	—	(9,473)	—	—	(9,473)
Common stock class conversions	7	(7)	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	(225,584)	2,140	—	(223,444)
Balance at January 31, 2024	$70,238	$12,944	$474,315	$1,577,239	$(526,762)	$(859,668)	$748,306
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2022	$70,226	$12,956	$459,297	$1,921,160	$(508,146)	$(813,224)	$1,142,269
Restricted shares issued under stock-based compensation plans	—	—	(10,514)	3	—	10,727	216
Impact of tax withholding on stock-based compensation and other	—	—	137	—	—	(5,606)	(5,469)
Stock-based compensation expense	—	—	20,622	—	—	—	20,622
Purchases of treasury shares	—	—	—	—	—	(24,000)	(24,000)
Class A common stock dividends ($0.3475 per share)	—	—	—	(48,822)	—	—	(48,822)
Class B common stock dividends ($0.3475 per share)	—	—	—	(9,414)	—	—	(9,414)
Common stock class conversions	2	(2)	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	(51,111)	2,609	—	(48,502)
Balance at January 31, 2023	$70,228	$12,954	$469,542	$1,811,816	$(505,537)	$(832,103)	$1,026,900
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
Recently Issued Accounting Standards
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” This ASU enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. This ASU is effective for our annual disclosures starting fiscal year 2026. Early adoption is permitted. A public entity should apply the amendments in this ASU on a prospective basis with the option to apply the standard retrospectively. We are currently assessing the impact of the disclosure requirements on our consolidated financial statements.

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

INDEX
Note 3 — Acquisitions and Divestitures
Acquisitions
Pro forma financial information related to the following acquisition has not been provided as it is not material to our condensed consolidated results of operations.
Fiscal Year 2023
On November 1, 2022, we completed the acquisition of an immaterial business included in our Learning segment. The fair value of consideration transferred was $6.1 million, which included $5.2 million of cash at the acquisition date and $0.9 million to be paid after the acquisition date. The acquisition was accounted for using the acquisition method of accounting. We recorded the aggregate excess purchase price over identifiable net tangible and intangible assets acquired and liabilities assumed, which included an allocation of $3.9 million of goodwill allocated to the Learning segment and $3.7 million of intangible assets subject to amortization.
The allocation of the total consideration transferred to the assets acquired, including intangible assets and goodwill, and the liabilities assumed was finalized during the three months ended October 31, 2023.
Divestitures
As part of our ongoing initiatives to simplify our portfolio to drive sustained performance improvement, we have completed certain dispositions as of January 31, 2024, and committed to a plan to divest additional businesses which are expected to be completed by the first quarter of fiscal year 2025.
On June 1, 2023, Wiley’s Board of Directors approved a plan to divest certain businesses that we determined are non-core businesses. Those businesses are University Services, Wiley Edge, and CrossKnowledge. In accordance with FASB Accounting Standards Codification (ASC) Topic 205, "Presentation of Financial Statements," we determined that the planned divestitures of University Services, Wiley Edge and CrossKnowledge each do not represent a strategic shift that will have a major effect on our consolidated results of operations, and therefore their results of operations were not reported as discontinued operations. We applied the criteria in ASC 360-10-45-9, "Property, Plant and Equipment - Long-Lived Assets Classified as Held for Sale," to determine whether any of the aforementioned long-lived asset groups would be classified as held-for-sale. Criteria include management commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. We concluded that the businesses met all the requisite criteria as of June 1, 2023 and, therefore, the related assets and liabilities are reclassified as held-for-sale on the Unaudited Condensed Consolidated Statement of Financial Position until the date of sale.
As a result of these planned divestitures, in the three months ended July 31, 2023 we reorganized our segments and our new structure consists of three reportable segments which includes Research (no change), Learning, and Held for Sale or Sold, as well as a Corporate expense category (no change). The operations of University Services, Wiley Edge, and CrossKnowledge are reported in the Held for Sale or Sold segment until the date of sale. See Note 10, "Segment Information" for more details regarding our reportable segments. See Note 12, "Goodwill and Intangible Assets" for more details on the interim goodwill impairment tests and the impairment charges.
On January 1, 2024, we sold University Services. On January 8, 2024, we entered into an agreement to sell Wiley Edge. Both Wiley Edge and CrossKnowledge continue to be reported as held-for-sale, and these dispositions are expected to be completed by the first quarter of fiscal year 2025.

INDEX
Completed Divestitures
University Services
On January 1, 2024, we completed the sale of University Services pursuant to a Membership Interest and Asset Purchase Agreement with Academic Partnerships LLC, a Delaware limited liability company (Academic Partnerships), and Education Services Upper Holdings Corp., a Delaware corporation. The selling price for University Services at the date of sale had a fair value of $122.6 million, paid in the form of (i) an unsecured promissory note with an initial aggregate principal amount of $92.9 million (Seller Note), subject to customary working capital adjustments; (ii) $17.8 million of additional contingent consideration in the form of an earnout recorded at fair value based on revenue targets during each of the two fiscal years in the period from May 1, 2024 through April 30, 2026 (Earnout); and (iii) a number of common units of TVG-Academic Partnerships Holdings, LLC, the ultimate parent company of Academic Partnerships equal to 10% of the total common units outstanding at the date of sale valued at $11.9 million (TVG Investment). The Seller Note, Earnout, and TVG Investment are reflected in Other non-current assets in our Unaudited Condensed Consolidated Statements of Financial Position.
The principal amount of the Seller Note is subject to an increase of up to approximately $12 million in the event certain third-party customer consents are obtained prior to January 1, 2025. The maximum amount of the Earnout at the end of the target periods noted above will be impacted by the third-party customer consents up to approximately $4 million. The fair value of the Earnout will be impacted by these third-party customer consents until settled. Our total common units in the TVG Investment will also increase as certain third-party customer consents are obtained.
The Seller Note has a maturity date that is the earlier of (i) one year after the maturity date of Academic Partnerships’ material secured indebtedness for borrowed money and (ii) January 1, 2031. The Seller Note bears interest at the rate of 10% per annum commencing on January 2, 2024, increasing to 12% per annum on and after January 1, 2026.
The maximum Earnout amount is $40.0 million, subject to adjustments for the third-party customer consents as noted above. We elected to record the fair value of the Earnout as of the date of the sale, and will update that fair value as applicable until settled. The fair value of the Earnout was based on a Monte Carlo simulation. This fair value was categorized as Level 3 within the FASB ASC Topic 820, “Fair Value Measurements” (ASC Topic 820) fair value hierarchy. This method considers the terms and conditions in the Membership Interest and Asset Purchase Agreement, our best estimates of forecasted revenue for the Earnout periods and simulates a range of revenues over the applicable periods based on an estimate of revenue volatility. The fair value of the Earnout was estimated as the present value of the potential range of payouts averaged across the range of simulated revenues. The other key assumptions include a weighted average cost of capital for the reporting unit based on the risk associated with the business and its projections. In addition, a risk-adjusted discount rate for the simulated revenue was determined by adjusting the weighted average cost of capital to reflect term risk and an implied operational leverage factor. The assumptions included in the operational leverage factor include estimates of asset volatility and revenue volatility. The Earnout amount is subject to change based on final results and calculations.
Our TVG Investment will be accounted for under the cost method minus impairment.
The pretax loss on sale was $101.4 million after accounting for the assets sold, liabilities transferred upon sale, and transaction costs. In connection with the held-for-sale classification prior to the sale, we recognized cumulative impairment charges of $75.4 million in the six months ended October 31, 2023 on the remeasurement of the disposal group at the lower of carrying value or fair value less cost to sell. This resulted in an additional loss of $26.0 million in the three months ended January 31, 2024. The additional loss in the three months ended January 31, 2024 was due to subsequent changes in the fair value less costs to sell resulting from the completion of the sale, as well as changes in the carrying amount of the disposal group. These losses and impairments are included in Losses on sale of businesses and impairment charges related to assets held-for-sale in our Unaudited Condensed Consolidated Statements of Net Loss for the three and nine months ended January 31, 2024.
The assets and liabilities related to certain third-party customers will continue to be presented as held-for-sale until those consents are obtained.

INDEX
We entered into a transition services agreement (TSA) to facilitate the transition of the divested business. Fees we receive are recognized as other income within our Corporate expense category. In the three and nine months ended January 31, 2024, we recorded TSA fees of $0.6 million in Operating and administrative expenses in our Unaudited Condensed Consolidated Statements of Net Loss.
Tuition Manager
On May 31, 2023, we completed the sale of our tuition manager business (Tuition Manager), which was included in our Held for Sale or Sold segment. The divestiture did not represent a strategic shift that would have a major effect on our consolidated results of operations, and therefore its results of operations were not reported as discontinued operations. The cash received net of transaction costs at the date of sale was $0.5 million, and $0.5 million of additional cash was received after the date of sale. The pretax loss on sale was $1.5 million after accounting for the assets sold, liabilities transferred upon sale, and transaction costs and is included in Losses on sale of businesses and impairment charges related to assets held-for-sale in our Unaudited Condensed Consolidated Statements of Net Loss for the nine months ended January 31, 2024. The carrying value of the net assets included in the pretax loss on sale was $2.5 million, including intangible assets of $1.0 million and no goodwill.
Assets and Liabilities Held-for-Sale
As of January 31, 2024, Wiley Edge, CrossKnowledge, and the assets and liabilities related to certain third-party customers who have not yet consented related to University Services continue to be reported as held-for-sale. We measured each disposal group at the lower of carrying value or fair value less cost to sell. In the three and nine months ended January 31, 2024, we recorded a held-for-sale pretax impairment of $26.4 million and $76.8 million, respectively. The impairment charge for Wiley Edge in both the three and nine months ended January 31, 2024 was $20.6 million. The total impairment charge for CrossKnowledge in the nine months ended January 31, 2024 was $56.2 million, which includes $5.8 million in the three months ended January 31, 2024. The additional impairment charges in the three months ended January 31, 2024 was due to subsequent changes in the fair value less costs to sell resulting from the continued progression of the selling process and indications of changes in the consideration for the business, as well as changes in the carrying amounts of the disposal group. The pretax noncash impairment charges are reflected in Losses on sale of businesses and impairment charges related to assets held-for-sale on the Unaudited Condensed Consolidated Statements of Net Loss. The impairments are included as a valuation allowance or contra-asset account within Current assets held-for-sale and Non-current assets held-for-sale on the Unaudited Condensed Consolidated Statement of Financial Position as of January 31, 2024.

INDEX
The major categories of assets and liabilities that have been classified as held-for-sale on the Unaudited Condensed Consolidated Statement of Financial Position as of January 31, 2024 were as follows:

	University Services	Cross Knowledge	Wiley Edge	Total
Assets held-for-sale:
Current assets
Cash and cash equivalents (1)	$—	$6,031	$9,672	$15,703
Accounts receivable, net	1,024	8,354	15,207	24,585
Prepaid expenses and other current assets (1)	61	3,704	6,684	10,449
Valuation allowance	—	(18,089)	—	(18,089)
Total current assets held-for-sale	$1,085	$—	$31,563	$32,648

Technology, property and equipment, net	—	2,906	2,783	5,689
Intangible assets, net	—	18,001	34,766	52,767
Operating lease right-of-use assets	—	321	1,021	1,342
Other non-current assets	1,426	16,840	179	18,445
Valuation allowance	—	(38,068)	(20,676)	(58,744)
Total non-current assets held-for-sale	$1,426	$—	$18,073	$19,499

Liabilities held-for-sale:
Current liabilities
Accounts payable	$32	$559	$77	$668
Accrued royalties	—	815	—	815
Contract liabilities	111	12,332	19	12,462
Accrued employment costs	—	6,556	3,558	10,114
Short-term portion of operating lease liabilities	—	—	479	479
Other accrued liabilities	45	3,691	5,634	9,370
Total current liabilities held-for-sale	$188	$23,953	$9,767	$33,908

Accrued pension liability	—	707	—	707
Deferred income tax liabilities	—	4,133	3,447	7,580
Operating lease liabilities	—	—	273	273
Other long-term liabilities	11	674	459	1,144
Total long-term liabilities held-for-sale	$11	$5,514	$4,179	$9,704

INDEX

(1)
The following table shows a reconciliation of our cash, cash equivalents, and restricted cash included in current assets held-for-sale in our Unaudited Condensed Consolidated Statement of Financial Position to our Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended January 31, 2024:

Cash and cash equivalents	$93,100
Restricted cash included in Prepaid expenses and other current assets	50
Total cash, cash equivalents, and restricted cash per Unaudited Condensed Consolidated Statement of Financial Position as of January 31, 2024	93,150
Cash and cash equivalents held-for-sale	15,703
Restricted cash held-for-sale included in Prepaid expenses and other current assets	54
Total cash, cash equivalents, and restricted cash held-for-sale as of January 31, 2024	15,757
Total cash, cash equivalents, and restricted cash per Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended January 31, 2024	$108,907

On January 8, 2024, we entered into a stock and asset purchase agreement (Purchase Agreement) with Inspirit Vulcan Bidco Limited, a private limited company incorporated in England & Wales (Inspirit), pursuant to which we agreed to sell our emerging talent and reskill training business, Wiley Edge (Business), to Inspirit (Transaction). We expect the Transaction to close in the first quarter of fiscal year 2025.

The selling price for the Business includes total consideration of up to $62.2 million and will consist of: (i) $10 million in cash, (ii) $18.3 million in the form of a loan note to be issued by Inspirit, subject to a customary purchase price adjustments, including for working capital, and (iii) up to $33.9 million in the form of an earnout based on the gross profit generated by the Business relative to mutually agreed profit targets during each of the three fiscal years in the period beginning May 1, 2024 and ending April 30, 2027.
The results of Wiley Edge will continue to be reported in our operating results in the Held for Sale or Sold segment until the sale is finalized. We will enter into a transition services agreement to facilitate the transition of the divested business.

INDEX
Note 4 — Revenue Recognition, Contracts with Customers
Disaggregation of Revenue

In the three months ended July 31, 2023, we reorganized our segments. Our new segment structure consists of three reportable segments which includes (1) Research (no change), (2) Learning, (3) Held For Sale or Sold, as well as a Corporate expense category (no change), which includes certain costs that are not allocated to the reportable segments. Research includes reporting lines of Research Publishing and Research Solutions. Learning includes reporting lines of Academic and Professional. Held for Sale or Sold includes those non-core businesses which we have sold or previously announced we are divesting and include University Services, Wiley Edge, and CrossKnowledge. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results. See Note 10, “Segment Information,” for more details.

The following table presents our revenue from contracts with customers disaggregated by segment and product type.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Research:
Research Publishing	$216,586	$213,720	$659,329	$685,884
Research Solutions	39,613	39,880	112,344	113,988
Total Research	256,199	253,600	771,673	799,872

Learning:
Academic	87,216	82,822	224,633	223,826
Professional	59,118	60,421	179,961	178,713
Total Learning	146,334	143,243	404,594	402,539

Held for Sale or Sold	58,172	94,525	228,259	291,362

Total Revenue	$460,705	$491,368	$1,404,526	$1,493,773
The following information describes our disaggregation of revenue by segment and product type. Overall, the majority of our revenue is recognized over time.
Research
Research customers include academic, corporate, government, and public libraries, funders of research, researchers, scientists, clinicians, engineers and technologists, scholarly and professional societies, and students and professors. Research products are sold and distributed globally through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to researchers and professional society members, and other customers. Publishing centers include Australia, China, Germany, India, the United Kingdom (UK), and the United States (US). The majority of revenue generated from Research products is recognized over time. Total Research revenue was $256.2 million and $771.7 million in the three and nine months ended January 31, 2024, respectively.
We disaggregated revenue by Research Publishing and Research Solutions to reflect the different type of products and services provided.
Research Publishing Products
Research Publishing products provide scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Research Publishing revenue was $216.6 million and $659.3 million in the three and nine months ended January 31, 2024, respectively, and the majority is recognized over time.

INDEX
In both the three and nine months ended January 31, 2024, Research Publishing products generated approximately 86% of their revenue from contracts with their customers from Journal Subscriptions (pay to read), Open Access (pay to publish) and Transformational Agreements (read and publish), and the remainder from Licensing, Backfiles, and Other.
Research Solutions Products and Services
Research Solutions products and services include corporate and society service offerings such as advertising, spectroscopy software and spectral databases, job board software and career center services, publishing services such as editorial operations, production, copyediting, system support and consulting, and a journal submission and peer-review management system. In addition, Research Solutions includes Atypon platforms and services. Atypon is a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content on the web through the LiteratumTM platform. Research Solutions revenue was $39.6 million and $112.3 million in the three and nine months ended January 31, 2024, respectively, and the majority is recognized over time.
In the three and nine months ended January 31, 2024, Research Solutions products and services generated approximately 68% and 67%, respectively, of their revenue from contracts with their customers from corporate and society offerings and 32% and 33%, respectively, from Atypon platforms and services.
Learning

Learning customers include chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, web sites, and other online applications. Total Learning revenue was $146.3 million and $404.6 million in the three and nine months ended January 31, 2024, respectively.
We disaggregated revenue by type of products provided. Learning products are Academic and Professional.
Academic

Academic products revenue was $87.2 million and $224.6 million in the three and nine months ended January 31, 2024, respectively. Academic products and services including scientific, professional, and education print and digital books, and digital courseware to libraries, corporations, students, professionals, and researchers. Communities served include business, finance, accounting, management, leadership, technology, behavioral health, engineering/architecture, science and medicine, and education. Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks and other online applications.

In the three and nine months ended January 31, 2024, Academic products generated approximately 53% and 60%, respectively, of their revenue from contracts with their customers for print and digital publishing, which is recognized at a point in time. Digital Courseware products in the three and nine months ended January 31, 2024 generate approximately 36% and 31%, respectively, of their revenue from contracts with their customers which is recognized over time. The remainder of their revenues were from Licensing and Other, which has a mix of revenue recognized at a point in time and over time.
Professional
Professional products revenue was $59.1 million and $180.0 million in the three and nine months ended January 31, 2024, respectively. Professional provides learning, development, publishing, and assessment services for businesses and professionals.

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

INDEX
In the three and nine months ended January 31, 2024, Professional products generated approximately 55% and 57%, respectively, of their revenue from contracts with their customers for trade print and digital publishing, which is recognized at a point in time. Our assessments offering in the three and nine months ended January 31, 2024 generates approximately 28% and 31%, respectively, of their revenue from contracts with their customers which has a mix of revenue recognized at a point in time and over time. The remainder of their revenues were from Licensing and Other, which has a mix of revenue recognized at a point in time and over time.
Held for Sale or Sold
Held for Sale or Sold revenue was $58.2 million and $228.3 million in the three and nine months ended January 31, 2024, respectively. Offerings include University Services, Wiley Edge and CrossKnowledge.
The University Services business was sold on January 1, 2024, and it previously offered institutions and their students a rich portfolio of education technology and student and faculty support services, allowing the institutions to reach more students online with their own quality academic programs. University Services revenue was mainly recognized over time.
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
The following table provides information about accounts receivable, net and contract liabilities from contracts with customers.

	January 31, 2024	April 30, 2023	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$161,009	$310,121	$(149,112)
Contract liabilities (1)	300,675	504,695	(204,020)
Contract liabilities (included in Other long-term liabilities)	$15,114	$17,426	$(2,312)

(1)	The sales return reserve recorded in Contract liabilities is $25.9 million and $24.6 million, as of January 31, 2024 and April 30, 2023, respectively.
For the nine months ended January 31, 2024, we estimate that we recognized revenue of approximately 98% that was included in the current contract liability balance at April 30, 2023. For the nine months ended January 31, 2023, we estimated that 93% of revenue recognized was included in the current contract liability at April 30, 2022.

INDEX
The decrease in contract liabilities excluding the sales return reserve, was primarily driven by revenue earned on journal subscription agreements, transformational agreements, and open access, partially offset by renewals of journal subscription agreements, transformational agreements, and open access. In addition, contract liabilities decreased due to the reclassification of the held-for-sale amounts to Current liabilities held-for-sale on the Unaudited Condensed Consolidated Statement of Financial Position as of January 31, 2024.
Remaining Performance Obligations included in Contract Liability
As of January 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $315.8 million, which included the sales return reserve of $25.9 million. Excluding the sales return reserve, we expect that approximately $274.8 million will be recognized in the next twelve months with the remaining $15.1 million to be recognized thereafter.
Assets Recognized for the Costs to Fulfill a Contract
Costs to fulfill a contract are directly related to a contract that will be used to satisfy a performance obligation in the future and are expected to be recovered. These costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. These types of costs are incurred in the following product types, (1) Research Solutions services, which includes customer specific implementation costs per the terms of the contract and (2) University Services, which is included in the Held for Sale or Sold segment and includes customer specific costs to develop courses per the terms of the contract. As of January 31, 2024, we no longer have costs to fulfill related to the University Services business since it was sold on January 1, 2024, except for those assets related to certain third-party customers who continue to be presented as held-for-sale.
Our assets associated with incremental costs to fulfill a contract, were $4.7 million and $10.6 million at January 31, 2024 and April 30, 2023, respectively, and are included within Other non-current assets and Non-current assets held-for-sale on our Unaudited Condensed Consolidated Statements of Financial Position. We recorded amortization expense of $1.5 million and $4.2 million in the three and nine months ended January 31, 2024, respectively, related to these assets within Cost of sales on our Unaudited Condensed Consolidated Statements of Net Loss. We recorded amortization expense of $1.1 million and $3.4 million in the three and nine months ended January 31, 2023, respectively, related to these assets within Cost of sales on our Unaudited Condensed Consolidated Statements of Net Loss.
Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Learning segment, occur before the transfer of control of the related goods. Therefore, in accordance with the revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are primarily reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net Loss. We incurred $6.5 million and $19.7 million in shipping and handling costs in the three and nine months ended January 31, 2024, respectively. We incurred $7.1 million and $20.6 million in shipping and handling costs in the three and nine months ended January 31, 2023, respectively.

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
For operating leases, the ROU assets and liabilities are presented on our Unaudited Condensed Consolidated Statement of Financial Position as follows:

	January 31, 2024	April 30, 2023
Operating lease ROU assets	$71,306	$91,197
Short-term portion of operating lease liabilities	18,181	19,673
Operating lease liabilities, non-current	$98,219	$115,540
During the nine months ended January 31, 2024, we added $0.7 million to the ROU assets and $0.7 million to the operating lease liabilities due to modifications to our existing operating leases.

As a result of the Global Restructuring Program, which included the exit of certain leased office space, we recorded restructuring and related charges. These charges included severance, impairment charges and acceleration of expense associated with certain operating lease ROU assets. See Note 9, “Restructuring and Related Charges” for more information on this program and the charges incurred.

INDEX
Our total net lease costs are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Operating lease cost	$3,344	$4,356	$11,282	$14,066
Variable lease cost	254	265	836	807
Short-term lease cost	299	230	869	491
Sublease income	(230)	(198)	(651)	(568)
Total net lease cost (1)	$3,667	$4,653	$12,336	$14,796

(1)
Total net lease cost does not include those costs and sublease income included in Restructuring and related charges on our Unaudited Condensed Consolidated Statements of Net Loss. This includes those operating leases we had identified as part of our restructuring program that would be subleased. See Note 9, “Restructuring and Related Charges” for more information on this program.

Other supplemental information includes the following:

	Nine Months Ended January 31,
	2024	2023
Weighted-average remaining contractual lease term (years)	8	8
Weighted-average discount rate	6.02%	5.93%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,545	$20,264
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in our Unaudited Condensed Consolidated Statement of Financial Position as of January 31, 2024:

Fiscal Year	Operating Lease Liabilities
2024 (remaining 3 months)	$6,492
2025	23,650
2026	21,839
2027	17,149
2028	13,268
Thereafter	64,186
Total future undiscounted minimum lease payments	146,584

Less: Imputed interest	30,184

Present value of minimum lease payments	116,400

Less: Current portion	18,181

Noncurrent portion	$98,219

INDEX
Note 6 — Stock-Based Compensation
We have stock-based compensation plans under which employees may be granted performance-based stock awards, other restricted stock awards and options. We recognize the grant date fair value of stock-based compensation in net income generally on a straight-line basis, net of estimated forfeitures over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established up to three years in advance, or less. For the three and nine months ended January 31, 2024, we recognized stock-based compensation expense, on a pretax basis, of $6.3 million and $19.1 million, respectively. For the three and nine months ended January 31, 2023, we recognized stock-based compensation expense, on a pretax basis, of $6.6 million and $20.6 million, respectively.

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
The following table summarizes awards we granted to employees (shares in thousands):

	Nine Months Ended January 31,
	2024	2023
Restricted Stock:
Awards granted (shares)	1,086	546
Weighted average fair value of grant	$31.32	$45.31
Stock Option Activity
We granted 170,000 and 10,000 stock option awards during the nine months ended January 31, 2024 and 2023, respectively. The grants in the nine months ended January 31, 2024 included 160,000 stock options to our executive leadership team, at a premium grant price of $35.00, which was above the fair market value at the time of grant, and 10,000 stock options granted to other leaders at fair market value on date of grant. Options are exercisable over a maximum period of ten years from the date of grant. These options generally vest 10%, 20%, 30%, and 40% on April 30, or on each anniversary date after the award is granted.
The following table provides the estimated weighted average fair value for options granted during the nine months ended January 31, 2024 and 2023 using the Black-Scholes option-pricing model, and the significant weighted average assumptions used in their determination.

	Nine Months Ended January 31,
	2024	2023
Weighted average fair value of options on grant date	$6.47	$9.42

Weighted average assumptions:
Expected life of options (years)	6.3	5.9
Risk-free interest rate	4.6%	0.5%
Expected volatility	34.0%	31.2%
Expected dividend yield	4.6%	3.0%
Fair value of common stock on grant date	$30.37	$45.99
Exercise price of stock option grant	$34.86	$45.99

INDEX
Interim President and CEO New Hire Equity Awards
On October 10, 2023, the Company named Mr. Matthew Kissner interim President and CEO and entered into an employment agreement (Employment Agreement) with him. Under the Employment Agreement, Mr. Kissner will be eligible to participate in the 2024 Executive Long-Term Incentive Plan (ELTIP), with a target long-term incentive equal to $1.8 million.
Sixty percent of the ELTIP value will be delivered in the form of target performance share units and forty percent in restricted share units. The grant date fair value for the restricted share units which were granted in the three months ended October 31, 2023 was $30.95 per share and included 20,028 restricted share units which vest 25% each year starting on April 30, 2024 to April 30, 2027. The grant date fair value for the performance share units which were granted in the three months ended January 31, 2024 was $30.23 per share and included 35,538 performance share units which vest 100% on June 30, 2026. Awards are subject to forfeiture in the case of voluntary termination prior to vesting, and continued vesting in the case of earlier termination of employment without cause or due to constructive discharge. All other terms and conditions are the same as for other executives, as outlined in the ELTIP grant agreements.
Note 7 — Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of tax, for the three and nine months ended January 31, 2024 and 2023 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at October 31, 2023	$(349,037)	$(198,649)	$5,716	$(541,970)
Other comprehensive income (loss) before reclassifications	25,116	(6,520)	(2,409)	16,187
Amounts reclassified from accumulated other comprehensive loss	—	1,466	(2,445)	(979)
Total other comprehensive income (loss)	25,116	(5,054)	(4,854)	15,208
Balance at January 31, 2024	$(323,921)	$(203,703)	$862	$(526,762)

Balance at April 30, 2023	$(326,346)	$(206,806)	$4,250	$(528,902)
Other comprehensive income (loss) before reclassifications	2,425	(1,316)	3,625	4,734
Amounts reclassified from accumulated other comprehensive loss	—	4,419	(7,013)	(2,594)
Total other comprehensive income (loss)	2,425	3,103	(3,388)	2,140
Balance at January 31, 2024	$(323,921)	$(203,703)	$862	$(526,762)

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at October 31, 2022	$(385,494)	$(168,999)	$8,507	$(545,986)
Other comprehensive income (loss) before reclassifications	50,348	(8,615)	(772)	40,961
Amounts reclassified from accumulated other comprehensive loss	—	1,159	(1,671)	(512)
Total other comprehensive income (loss)	50,348	(7,456)	(2,443)	40,449
Balance at January 31, 2023	$(335,146)	$(176,455)	$6,064	$(505,537)

Balance at April 30, 2022	$(329,566)	$(182,226)	$3,646	$(508,146)
Other comprehensive (loss) income before reclassifications	(5,580)	2,453	4,295	1,168
Amounts reclassified from accumulated other comprehensive loss	—	3,318	(1,877)	1,441
Total other comprehensive (loss) income	(5,580)	5,771	2,418	2,609
Balance at January 31, 2023	$(335,146)	$(176,455)	$6,064	$(505,537)
During the three and nine months ended January 31, 2024, pretax actuarial losses included in Unamortized Retirement Costs of approximately $2.0 million and $5.9 million, respectively, and in the three and nine months ended January 31, 2023, of approximately $1.5 million and $4.4 million, respectively, were amortized from Accumulated other comprehensive loss and recognized as pension and post-retirement benefit expense primarily in Operating and administrative expenses and Other (expense) income, net on our Unaudited Condensed Consolidated Statements of Net Loss.
Our policy for releasing the income tax effects from accumulated other comprehensive (loss) income is to release when the corresponding pretax accumulated other comprehensive (loss) income items are reclassified to earnings.

INDEX
Note 8 — Reconciliation of Weighted Average Shares Outstanding
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share further includes any common shares available to be issued upon the exercise of unvested, outstanding restricted stock units and other stock awards if such inclusions would be dilutive. The shares associated with performance-based stock awards (PSU) are considered contingently issuable shares and are included in the diluted weighted average number of common shares outstanding when they have met the performance conditions, and when their effect is dilutive. We determine the potentially dilutive common shares for all awards using the treasury stock method.
A reconciliation of the shares used in the computation of loss per share follows (shares in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Weighted average shares outstanding	54,812	55,514	55,061	55,625
Shares used for basic loss per share	54,812	55,514	55,061	55,625
Dilutive effect of unvested restricted stock units and other stock awards	—	—	—	—
Shares used for diluted loss per share	54,812	55,514	55,061	55,625
Antidilutive options to purchase Class A common shares, restricted shares, and contingently issuable restricted stock which are excluded from the table above	1,139	1,141	1,084	1,155
In calculating diluted net loss per common share for the three and nine months ended January 31, 2024 and 2023, our diluted weighted average number of common shares outstanding excludes the effect of unvested restricted stock units and other stock awards as the effect was anti-dilutive. This occurs when a net loss is reported and the effect of using dilutive shares is antidilutive.

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

In the three months ended July 31, 2023, we expanded the scope of the program to include those actions that will focus Wiley on its leading global position in the development and application of new knowledge and drive greater profitability, growth, and cash flow. We will focus on our strongest and most profitable businesses and large market opportunities in Research and Learning, as well as streamline our organization and rightsize our cost structure to reflect these portfolio actions. As part of the Global Restructuring Program, we are further reducing our real estate square footage occupancy by approximately 13% due to actions taken in the nine months ended January 31, 2024.

The following tables summarize the pretax restructuring and related charges related to the Global Restructuring Program:

	Three Months Ended January 31,		Nine Months Ended January 31,		Total Charges Incurred to Date
	2024	2023	2024	2023
(Credits) Charges by Segment:
Research	$(749)	$319	$5,953	$1,579	$8,366
Learning	1,313	1,387	7,390	8,179	15,194
Held for Sale or Sold	1,498	614	6,143	4,395	11,929
Corporate Expenses	12,352	6,540	31,463	30,129	64,342
Total Restructuring and Related Charges	$14,414	$8,860	$50,949	$44,282	$99,831

Charges by Activity:
Severance and termination benefits	$1,098	$7,049	$25,661	$24,613	$51,488
Impairment of operating lease ROU assets and property and equipment	7,149	—	8,724	12,696	21,420
Acceleration of expense related to operating lease ROU assets and property and equipment	548	152	1,064	1,992	3,204
Facility related charges, net	1,531	706	2,918	3,403	7,067
Consulting costs	2,032	167	7,821	597	10,106
Other activities	2,056	786	4,761	981	6,546
Total Restructuring and Related Charges	$14,414	$8,860	$50,949	$44,282	$99,831

The severance related charges are for certain employees affected by the reduction in force under this program who are entitled to severance payments and certain termination benefits. The credits in Research for the three months ended January 31, 2024 relate to severance and termination benefits activities primarily due to changes in the number of headcount reductions, and estimates for previously accrued costs.

The impairment charges include the impairment of operating lease ROU assets related to certain leases that will be subleased, and the related property and equipment described further below. In the three and nine months ended January 31, 2024, these charges were recorded in Corporate Expenses and the Research segment. In the nine months ended January 31, 2023, these charges were recorded in Corporate Expenses.

INDEX
The acceleration of expense includes the acceleration of rent expense associated with operating lease ROU assets related to certain leases that will be abandoned or terminated, and the related depreciation and amortization of property and equipment.

Due to the actions taken above, we tested the operating lease ROU assets and the related property and equipment for those being subleased for recoverability by comparing the carrying value of the asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset groups were below the carrying values. Therefore, there was an indication of impairment. We then determined the fair value of the asset groups by utilizing the present value of the estimated future cash flows attributable to the assets. The fair value of these operating lease ROU assets and the property and equipment immediately subsequent to the impairment was $8.7 million and $12.1 million in the nine months ended January 31, 2024 and 2023, respectively, and were categorized as Level 3 within the fair value hierarchy.

In addition, we incurred ongoing facility-related costs associated with certain properties, consulting costs, and other costs for other activities, which includes relocation and other employee related costs.

The following table summarizes the activity for the Global Restructuring Program liability for the nine months ended January 31, 2024:

	April 30, 2023	Charges	Payments	Foreign Translation & Other Adjustments	January 31, 2024
Severance and termination benefits	$4,572	$25,661	$(24,839)	$(76)	$5,318
Consulting costs	—	7,821	(6,682)	(1)	1,138
Other activities	9	4,761	(3,489)	8	1,289
Total	$4,581	$38,243	$(35,010)	$(69)	$7,745

Approximately $5.0 million of the restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs and approximately $0.3 million is reflected in Other long-term liabilities on our Unaudited Condensed Consolidated Statement of Financial Position. The liabilities for Consulting costs and Other activities are reflected in Other accrued liabilities on our Unaudited Condensed Consolidated Statement of Financial Position.

Business Optimization Program

For the three and nine months ended January 31, 2024, we recorded pretax restructuring charges of $0.4 million and $1.1 million, respectively, related to this program. For the three and nine months ended January 31, 2023, we recorded pretax restructuring credits of $(0.1) million and charges of $0.9 million, respectively, related to this program. We currently do not anticipate any further material charges related to the Business Optimization Program, except for ongoing facility related charges.

INDEX
Note 10 — Segment Information
On June 1, 2023, Wiley’s Board of Directors approved a plan to divest certain businesses that we determined are non-core businesses. Those businesses are University Services, Wiley Edge, and CrossKnowledge. On January 1, 2024 we completed the sale of University Services, and on January 8, 2024 we signed an agreement to sell Wiley Edge. We expect to complete the sale of Wiley Edge and CrossKnowledge by the first quarter of fiscal year 2025. As a result of these planned divestitures, in the three months ended July 31, 2023 we reorganized our segments and our new structure consists of three reportable segments which includes Research (no change), Learning, and Held for Sale or Sold, as well as a Corporate expense category (no change), which includes certain costs that are not allocated to the reportable segments. The operations of University Services, Wiley Edge, and CrossKnowledge are reported in the Held for Sale or Sold segment until sold. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results.
•Research is unchanged and includes the reporting lines of Research Publishing and Research Solutions;
•Learning includes the Academic and Professional reporting lines and consists of publishing and related knowledge solutions;
•Held for Sale or Sold includes businesses held-for-sale including Wiley Edge and CrossKnowledge, as well as those sold in fiscal year 2024 which includes University Services and Tuition Manager, and in fiscal year 2023 Test Prep and Advancement Courses.

We report our segment information in accordance with the provisions of ASC Topic 280, “Segment Reporting.” These segments reflect the way our chief operating decision maker evaluates our business performance and manages the operations. The performance metric used by our chief operating decision maker to evaluate performance of our reportable segments is Adjusted Contribution to Profit.

INDEX
Segment information is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Revenue:
Research	$256,199	$253,600	$771,673	$799,872
Learning	146,334	143,243	404,594	402,539
Held for Sale or Sold	58,172	94,525	228,259	291,362
Total revenue	$460,705	$491,368	$1,404,526	$1,493,773

Adjusted Contribution to Profit:
Research	$57,098	$57,177	$169,481	$200,739
Learning	37,513	29,868	85,051	67,185
Held for Sale or Sold	4,118	(3,565)	26,302	(10,811)
Total adjusted contribution to profit	98,729	83,480	280,834	257,113
Adjusted corporate contribution to profit	(48,578)	(38,258)	(136,873)	(130,426)
Less: Held for Sale or Sold Segment Adjusted Contribution to Profit (1)	(4,118)	3,565	(26,302)	10,811
Total adjusted operating income	$46,033	$48,787	$117,659	$137,498

Depreciation and Amortization:
Research	$22,029	$23,123	$67,909	$70,308
Learning	13,812	14,490	41,338	42,445
Held for Sale or Sold (2)	—	10,890	3,437	38,384
Total depreciation and amortization	35,841	48,503	112,684	151,137
Corporate depreciation and amortization (3)	9,633	3,939	16,692	12,005
Total depreciation and amortization	$45,474	$52,442	$129,376	$163,142

(1)	Our Adjusted Operating Income excludes the impact of our Held for Sale or Sold Segment Adjusted Operating Income or Loss results.
(2)
We ceased to record depreciation and amortization of long-lived assets for these businesses as of the date the assets were classified as held-for-sale.

On January 1, 2020, Wiley acquired mthree, a talent placement provider that addresses the IT skills gap by finding, training, and placing job-ready technology talent in roles with leading corporations worldwide. Its results of operations are included in our Held for Sale or Sold segment. In late May 2022, Wiley renamed the mthree talent development solution to Wiley Edge and discontinued use of the mthree trademark during the three months ended July 31, 2022. As a result of these actions, we determined that a revision of the useful life was warranted and the intangible asset was fully amortized over its remaining useful life resulting in accelerated amortization expense of $4.6 million in the three months ended July 31, 2022. This amortization expense was an adjustment to the Held for Sale or Sold Adjusted contribution to profit. In addition, it was included in Depreciation and amortization in the table above.

(3)
As a result of our decision to discontinue the use of certain capitalized software included in Technology, property, and equipment, net on our Unaudited Condensed Consolidated Statement of Financial Position, we recorded a pretax noncash impairment charge of $6.4 million in the three and nine months ended January 31, 2024. The impairment charge was included in Corporate depreciation and amortization reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net Loss.

INDEX
The following table shows a reconciliation of our consolidated US GAAP Operating Loss to Non-GAAP Adjusted Operating Income:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
US GAAP Operating Loss	$(46,411)	$(67,056)	$(16,521)	$(26,582)
Adjustments:
Restructuring and related charges (1)	14,808	8,807	52,033	45,204
Impairment of goodwill (1)	81,754	99,800	108,449	99,800
Legal settlement (2)	—	3,671	—	3,671
Accelerated amortization of an intangible asset (3)	—	—	—	4,594
Held for Sale or Sold segment Adjusted Contribution to Profit (4)	(4,118)	3,565	(26,302)	10,811
Non-GAAP Adjusted Operating Income	$46,033	$48,787	$117,659	$137,498

(1)	See Note 9, “Restructuring and Related Charges” and Note 12, “Goodwill and Intangible Assets” for these charges by segment.
(2)	In the three months ended January 31, 2023, we settled a litigation matter related to consideration for a previous acquisition for $3.7 million which is included in Corporate Expenses.
(3)	As described above, this accelerated amortization relates to the mthree trademark.
(4)	Our Adjusted Operating Income excludes the impact of our Held for Sale or Sold segment Adjusted Operating Income or Loss results.
See Note 4, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the three and nine months ended January 31, 2024 and 2023.
Note 11 — Inventories
Inventories, net consisted of the following:

	January 31, 2024	April 30, 2023
Finished goods	$25,997	$29,339
Work-in-process	1,209	1,031
Paper and other materials	261	248
Total inventories before estimated sales returns and LIFO reserve	$27,467	$30,618
Inventory value of estimated sales returns	7,718	6,923
LIFO reserve	(6,808)	(6,808)
Inventories, net	$28,377	$30,733

INDEX
Note 12 — Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity in goodwill by segment as of January 31, 2024:

	April 30, 2023 (1)(2)	Impairment	Foreign Translation Adjustment	January 31, 2024
Research	$609,729	$—	$3,436	$613,165
Learning	486,025	—	(2,516)	483,509
Total excluding Held for Sale or Sold segment	1,095,754	—	920	1,096,674
Held for Sale or Sold	108,296	(108,449)	153	—
Total including Held for Sale or Sold segment	$1,204,050	$(108,449)	$1,073	$1,096,674

(1)	The Held for Sale or Sold goodwill balance as of April 30, 2023 includes a cumulative pretax noncash goodwill impairment of $209.8 million.
(2)	In the three months ended July 31, 2023, we reorganized our segments and due to this realignment have reallocated goodwill.

Wiley Edge Interim Impairment Test

As a result of signing the Purchase Agreement with Inspirit and the decrease in the fair value of the Business, in the three months ended January 31, 2024 we tested the goodwill of the Wiley Edge reporting unit for impairment. We estimated the fair value of the reporting unit based on the terms and conditions in the Purchase Agreement which reflected a selling price that included $10.0 million in cash, $18.3 million in the form of a loan, a fair value estimate for an earnout, and an estimate for a working capital adjustment. The maximum amount of the earnout is $33.9 million based on the gross profit generated by the Business relative to mutually agreed profit targets during each of the three fiscal years in the period beginning May 1, 2024 and ending April 30, 2027.

We concluded that the carrying value of the Wiley Edge reporting unit was above its fair value which resulted in a pretax noncash goodwill impairment of approximately $81.7 million in the three and nine months ended January 31, 2024. Such impairment reduced the goodwill of the Wiley Edge reporting unit to zero. This charge is reflected in Impairment of goodwill in the Unaudited Condensed Consolidated Statements of Net Loss. The impairment was due to subsequent changes in the fair value resulting from the continued progression of the selling process and indications of changes in the consideration for the business, as well as changes in the carrying amounts of the disposal group.

The fair value of the earnout was based on a Monte Carlo simulation. This method considers the terms and conditions in the Purchase Agreement, our best estimates of forecasted gross profit for the earnout periods and simulates a range of gross profits over the applicable periods based on an estimate of gross profit volatility. The fair value of the earnout was estimated as the present value of the potential range of payouts averaged across the range of simulated gross profits. The other key assumptions include a weighted average cost of capital for the reporting unit based on the risk associated with the business and its projections. In addition, a risk-adjusted discount rate for the simulated gross profit was determined by adjusting the weighted average cost of capital to reflect term risk and an implied operational leverage factor. The assumptions included in the operational leverage factor include estimates of asset volatility and gross profit volatility. The earnout amount is subject to change based on final results and calculations.

INDEX
Prior to performing the goodwill impairment test for Wiley Edge, we also evaluated the recoverability of long-lived assets of the reporting unit. The carrying value of the long-lived assets that were tested for impairment was approximately $141.5 million. When indicators of impairment are present, we test definite lived and long-lived assets for recoverability by comparing the carrying value of an asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. We considered the changes in the fair value of the consideration for the business due to the continued progression of the selling process to be an indicator of impairment for its long-lived assets. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset group of the Wiley Edge reporting unit exceeded the carrying value. Therefore, there was no impairment.

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

Goodwill Impairment Before Realignment

Prior to the realignment, we concluded that the fair value of the Academic Publishing, Talent Development (which includes Wiley Edge) and Professional Learning reporting units were above their carrying values. Therefore, there was no indication of impairment. The carrying value of the University Services reporting unit was above its fair value which resulted in a pretax noncash goodwill impairment of $11.4 million. Such impairment reduced the goodwill of the University Services reporting unit to zero. This charge is reflected in Impairment of goodwill in the Unaudited Condensed Consolidated Statements of Net Loss.

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

INDEX
Goodwill Impairment After Realignment

After the realignment, we concluded that the fair value of the Academic, Professional, and Wiley Edge reporting units were above their carrying values. Therefore, there was no indication of impairment. As noted above, the goodwill of the University Services reporting unit was zero and no further testing of goodwill for impairment was required. The carrying value of the CrossKnowledge reporting unit was above its fair value which resulted in a pretax noncash goodwill impairment of $15.3 million. This charge is reflected in Impairment of goodwill in the Unaudited Condensed Consolidated Statements of Net Loss.

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
Intangible Assets
Intangible assets, net were as follows:

	January 31, 2024	April 30, 2023 ⁽¹⁾
Intangible assets with definite lives, net:
Content and publishing rights	$439,291	$462,463
Customer relationships	41,885	217,346
Developed technology	21,233	45,500
Brands and trademarks	5,960	7,281
Covenants not to compete	41	300
Total intangible assets with definite lives, net	508,410	732,890
Intangible assets with indefinite lives:
Brands and trademarks	37,000	37,000
Publishing rights	83,476	84,904
Total intangible assets with indefinite lives	120,476	121,904
Total intangible assets, net	$628,886	$854,794

(1)
The developed technology balance as of April 30, 2023 is presented net of accumulated impairments and write-offs of $2.8 million. The indefinite-lived brands and trademarks balance as of April 30, 2023 is net of accumulated impairments of $93.1 million.

INDEX
Note 13 — Income Taxes

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate for the three and nine months ended January 31, 2024, was (1.4)% and 6.4%, compared with 7.7% and 2.7% for the three and nine months ended January 31, 2023.
The effective tax rate for the three months and nine months ended January 31, 2024 was lower than the US statutory rate primarily due to the impairment of goodwill resulting from the segment realignment described in Note 12, "Goodwill and Intangible Assets," as well as losses on sale of businesses and impairment charges related to assets held-for-sale described in Note 3, "Acquisitions and Divestitures," which resulted in a deferred tax benefit, the impact of US tax incentives and other discrete items offset by the mix of non-US income.
The effective tax rate for the three months ended January 31, 2024, was lower than the effective tax rate for the three months ended January 31, 2023, primarily due to the same factors described above. The effective tax rate for the nine months ended January 31, 2024 was higher than the effective tax rate for the nine months ended January 31, 2023 primarily due to certain discrete items related to the filing of the consolidated federal income tax return for the year ended April 30, 2022. The impairment of goodwill resulting from the segment realignment described in Note 12, "Goodwill and Intangible Assets," results in a relatively small tax benefit of $2.7 million and the losses on sale of businesses and impairment charges related to assets held-for-sale described in Note 3, "Acquisitions and Divestitures" results in a tax benefit of $25.7 million.
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
Note 14 — Retirement Plans
The components of net pension expense (income) for our defined benefit plans were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Service cost	$134	$218	$400	$610
Interest cost	6,963	6,264	20,782	18,447
Expected return on plan assets	(7,458)	(8,281)	(22,347)	(24,703)
Amortization of prior service cost	(24)	(23)	(71)	(70)
Amortization of net actuarial loss	2,046	1,602	6,072	4,593
Net pension expense (income)	$1,661	$(220)	$4,836	$(1,123)
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
Employer defined benefit pension plan contributions were $3.9 million and $11.6 million for the three and nine months ended January 31, 2024, respectively, and $3.6 million and $11.0 million for the three and nine months ended January 31, 2023, respectively.
Defined Contribution Savings Plans
The expense for employer defined contribution savings plans was $7.1 million and $21.5 million for the three and nine months ended January 31, 2024, respectively, and $7.9 million and $23.5 million for the three and nine months ended January 31, 2023, respectively.

INDEX
Note 15 — Debt and Available Credit Facilities
Our total debt outstanding consisted of the amounts set forth in the following table:

	January 31, 2024	April 30, 2023
Short-term portion of long-term debt (1)	$6,250	$5,000

Term loan A - Amended and Restated CA (2)	186,878	191,757
Revolving credit facility - Amended and Restated CA	713,646	551,535
Total long-term debt, less current portion	900,524	743,292

Total debt	$906,774	$748,292

(1)	Relates to our term loan A under the Amended and Restated CA.
(2)	Amounts are shown net of unamortized issuance costs of $0.6 million as of January 31, 2024 and $0.7 million as of April 30, 2023.
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

The Amended and Restated CA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of January 31, 2024.
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
We incurred a loss of $(0.2) million on the write-off of unamortized deferred costs in connection with the second amendment of the Amended and Restated CA which is reflected in Other (expense) income, net on our Unaudited Condensed Consolidated Statements of Net Loss for the three months ended January 31, 2023.

INDEX
The amortization expense of the costs incurred related to the Amended and Restated CA related to the lender and non-lender fees is recognized over a five-year term for credit commitments that mature in November 2027 and an 18-month term for credit commitments that mature in May 2024. Total amortization expense was $0.3 million and $0.9 million for the three and nine months ended January 31, 2024, respectively, and is included in Interest expense on our Unaudited Condensed Consolidated Statements of Net Loss. Total amortization expense was $0.3 million and $0.8 million for the three and nine months ended January 31, 2023, respectively, and is included in Interest expense on our Unaudited Condensed Consolidated Statements of Net Loss.

As of January 31, 2024, we had approximately $587.4 million of unused borrowing capacity under our Amended and Restated CA and other facilities.

The weighted average interest rates on total debt outstanding during the three and nine months ended January 31, 2024 were 5.66% and 5.52%, respectively. The weighted average interest rates on total debt outstanding during the three and nine months ended January 31, 2023 were 4.70% and 3.78%, respectively. As of January 31, 2024 and April 30, 2023, the weighted average interest rates for total debt were 5.50% and 4.76%, respectively.

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
Interest Rate Contracts
As of January 31, 2024, we had total debt outstanding of $906.8 million, net of unamortized issuance costs of $0.6 million of which $907.4 million are variable rate loans outstanding under the Amended and Restated CA, which approximated fair value.
The following table summarizes our interest rate swaps designated as cash flow hedges:

			Notional Amount
Hedged Item (1)	Date entered into	Nature of Swap	January 31, 2024	April 30, 2023	Fixed Interest Rate	Variable Interest Rate
Amended and Restated CA	January 31, 2024	Pay fixed/receive variable	$50,000	$—	3.700%	1-month SOFR reset every month for a 3-year period ending April 15, 2027
Amended and Restated CA	January 24, 2024	Pay fixed/receive variable	50,000	—	3.774%	1-month SOFR reset every month for a 3-year period ending April 15, 2027
Amended and Restated CA	January 05, 2024	Pay fixed/receive variable	50,000	—	3.689%	1-month SOFR reset every month for a 3-year period ending April 15, 2027
Forward starting contracts (2)			150,000	—
Amended and Restated CA	December 19, 2023	Pay fixed/receive variable	50,000	—	3.850%	1-month SOFR reset every month for a 3-year period ending January 15, 2027
Amended and Restated CA	March 15, 2023	Pay fixed/receive variable	50,000	50,000	3.565%	1-month SOFR reset every month for a 3-year period ending April 15, 2026
Amended and Restated CA	March 14, 2023	Pay fixed/receive variable	50,000	50,000	4.053%	1-month SOFR reset every month for a 3-year period ending March 15, 2026
Amended and Restated CA	March 13, 2023	Pay fixed/receive variable	50,000	50,000	3.720%	1-month SOFR reset every month for a 3-year period ending March 15, 2026
Amended and Restated CA	December 13, 2022	Pay fixed/receive variable	50,000	50,000	3.772%	1-month SOFR reset every month for a 3-year period ending December 15, 2025
Amended and Restated CA	June 16, 2022	Pay fixed/receive variable	100,000	100,000	3.467%	1-month SOFR reset every month for a 2-year period ending May 15, 2024
Amended and Restated CA	April 6, 2022	Pay fixed/receive variable	100,000	100,000	2.588%	1-month SOFR reset every month for a 2-year period ending April 15, 2024
Amended and Restated CA	April 12, 2021	Pay fixed/receive variable	100,000	100,000	0.465%	1-month SOFR reset every month for a 3-year period ending April 15, 2024
Existing contracts			$550,000	$500,000

INDEX

(1)	On November 30, 2022, we entered into the Second Amendment to our Amended and Restated CA. Refer to Note 15, "Debt and Available Credit Facilities" for more information related to our Amended and Restated CA.
(2)
During the third quarter of fiscal 2024, we entered into $150.0 million notional amount of forward starting interest rate swap agreements to hedge the cash flow risk of variability in interest payments on our variable rate borrowings. The effective date of these forward starting interest rate swap agreements is April 15, 2024. As of January 31, 2024, these contracts met the criteria of a cash flow hedge.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of January 31, 2024 was a deferred loss of $(0.6) million and a deferred gain of $3.5 million. Based on the maturity dates of the contracts, the entire deferred loss as of January 31, 2024 was recorded within Other long-term liabilities, $2.5 million of the deferred gain was recorded within Prepaid expenses and other current assets, and $1.0 million of the deferred gain was recorded within Other non-current assets.

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
The pretax gains that were reclassified from Accumulated other comprehensive loss into Interest expense for the three and nine months ended January 31, 2024 were $3.3 million and $9.3 million, respectively. The pretax gains that were reclassified from Accumulated other comprehensive loss into Interest expense for the three and nine months ended January 31, 2023 were $2.2 million and $2.5 million, respectively.
Foreign Currency Contracts
We may enter into forward exchange contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign exchange transaction gains (losses) on our Unaudited Condensed Consolidated Statements of Net Loss and carried at fair value on our Unaudited Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign exchange transaction gains (losses) on our Unaudited Condensed Consolidated Statements of Net Loss.
As of January 31, 2024, and April 30, 2023, we did not maintain any open forward exchange contracts. In addition, we did not maintain any open forward contracts during the nine months ended January 31, 2024 and 2023.

INDEX
Note 17 — Capital Stock and Changes in Capital Accounts
Share Repurchases
The following table summarizes the share repurchases of Class A and Class B Common Stock (shares in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Shares repurchased - Class A	203	157	870	539
Shares repurchased - Class B	1	1	2	1
Average Price - Class A and Class B	$31.92	$41.14	$33.24	$44.47
Dividends
The following table summarizes the cash dividends paid during the nine months ended January 31, 2024:

Date of Declaration by Board of Directors	Quarterly Cash Dividend	Total Dividend	Class of Common Stock	Dividend Paid Date	Shareholders of Record as of Date
June 26, 2023	$0.3500 per common share	$19.4 million	Class A and Class B	July 20, 2023	July 6, 2023
September 28, 2023	$0.3500 per common share	$19.3 million	Class A and Class B	October 25, 2023	October 10, 2023
December 14, 2023	$0.3500 per common share	$19.2 million	Class A and Class B	January 11, 2024	December 27, 2023

INDEX
Changes in Common Stock
The following is a summary of changes during the nine months ended January 31, in shares of our common stock and common stock in treasury (shares in thousands):

Changes in Common Stock A:	2024	2023
Number of shares issued, beginning of year	70,231	70,226
Common stock class conversions	7	2
Number of shares issued, end of period	70,238	70,228

Changes in Common Stock A in treasury:
Number of shares held, beginning of year	23,983	23,515
Purchases of treasury shares	870	539
Restricted shares issued under stock-based compensation plans – non-PSU Awards	(234)	(208)
Restricted shares issued under stock-based compensation plans – PSU Awards	(233)	(150)
Shares issued to directors	(29)	(3)
Restricted shares issued from exercise of stock options	—	(14)
Shares withheld for taxes	162	129
Number of shares held, end of period	24,519	23,808
Number of Common Stock A outstanding, end of period	45,719	46,420

Changes in Common Stock B:	2024	2023
Number of shares issued, beginning of year	12,951	12,956
Common stock class conversions	(7)	(2)
Number of shares issued, end of period	12,944	12,954

Changes in Common Stock B in treasury:
Number of shares held, beginning of year	3,925	3,924
Purchases of treasury shares	2	1
Number of shares held, end of period	3,927	3,925
Number of Common Stock B outstanding, end of period	9,017	9,029

INDEX
Note 18 — Commitments and Contingencies
Legal Proceedings
We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of January 31, 2024, will not have a material effect on our consolidated financial condition or results of operations.
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
On June 1, 2023, Wiley’s Board of Directors approved a plan to divest certain businesses that we determined are non-core businesses. Those businesses are University Services, Wiley Edge, and CrossKnowledge. On January 1, 2024 we completed the sale of University Services, and on January 8, 2024 we signed an agreement to sell Wiley Edge. We expect to complete the sale of Wiley Edge and CrossKnowledge by the first quarter of fiscal year 2025. As a result of these planned divestitures, in the three months ended July 31, 2023 we reorganized our segments and our new structure consists of three reportable segments which includes Research (no change), Learning, and Held for Sale or Sold, as well as a Corporate expense category (no change). The operations of University Services, Wiley Edge, and CrossKnowledge are reported in the Held for Sale or Sold segment until sold. Prior period segment results have been revised to the new segment presentation. There were no changes to our consolidated financial results.
•Research is unchanged and includes the reporting lines of Research Publishing and Research Solutions;
•Learning includes the Academic and Professional reporting lines and consists of publishing and related knowledge solutions;
•Held for Sale or Sold includes businesses held-for-sale including Wiley Edge, and CrossKnowledge, as well as those sold in fiscal year 2024 which includes University Services, and Tuition Manager, and in fiscal year 2023 Test Prep and Advancement Courses.
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

INDEX
On January 1, 2024, we completed the sale of University Services pursuant to a Membership Interest and Asset Purchase Agreement with Academic Partnerships LLC, a Delaware limited liability company (Academic Partnerships), and Education Services Upper Holdings Corp., a Delaware corporation. The selling price for University Services at the date of sale had a fair value of $122.6 million, paid in the form of (i) an unsecured promissory note with an initial aggregate principal amount of $92.9 million (Seller Note), subject to customary working capital adjustments; (ii) $17.8 million of additional contingent consideration in the form of an earnout recorded at fair value based on revenue targets during each of the two fiscal years in the period from May 1, 2024 through April 30, 2026 (Earnout); and (iii) a number of common units of TVG-Academic Partnerships Holdings, LLC, the ultimate parent company of Academic Partnerships equal to 10% of the total common units outstanding at the date of sale valued at $11.9 million (TVG Investment). We have also entered into a transition services agreement to facilitate the transition of the divested business.
On January 8, 2024, we entered into a stock and asset purchase agreement (Purchase Agreement) with Inspirit Vulcan Bidco Limited, a private limited company incorporated in England & Wales (Inspirit), pursuant to which we agreed to sell our emerging talent and reskill training business, Wiley Edge (the Business), to Inspirit (the Transaction). We expect the Transaction to close in the first quarter of fiscal year 2025. The selling price for the Business includes total consideration of up to $62.2 million and will consist of: (i) $10 million in cash, (ii) $18.3 million in the form of a loan note to be issued by Inspirit, subject to a customary purchase price adjustment, including for working capital, and (iii) up to $33.9 million in the form of an earnout based on the gross profit generated by the Business relative to mutually agreed profit targets during each of the three fiscal years in the period beginning May 1, 2024 and ending April 30, 2027. The results of Wiley Edge will continue to be reported in our operating results in the Held for Sale or Sold segment until the sale is finalized. We will enter into a transition services agreement to facilitate the transition of the divested business.
RESULTS OF OPERATIONS – THREE MONTHS ENDED JANUARY 31, 2024
THIRD QUARTER SUMMARY
•US GAAP Results: Consolidated Revenue of $460.7 million (-6%, compared with the prior year), Operating Loss of $46.4 million (+$20.6 million, compared with the prior year operating loss), and Diluted Loss per Share of $(2.08) (-$0.79, compared with the prior year diluted loss per share). US GAAP revenue decrease due to completed divestiture and declines in other held for sale businesses. US GAAP results impacted by goodwill impairment of $81.7 million, losses on sale of businesses and impairment charges related to assets held-for-sale of $52.4 million, and restructuring charges of $14.8 million.
•Adjusted Results at Constant Currency (excluding Held for Sale or Sold segment results): Adjusted Revenue of $402.5 million (+1%, compared with the prior year), Adjusted EBITDA of $91.5 million (+1%, compared with the prior year), and Adjusted EPS of $0.59 (-27%, compared with the prior year).

CONSOLIDATED RESULTS OF OPERATIONS
Revenue:
Revenue for the three months ended January 31, 2024, decreased $30.7 million, or 6%, as compared with the prior year. On a constant currency basis, revenue decreased 7% as compared with the prior year. Excluding the revenues from the Held for Sale or Sold segment, Adjusted Revenue increased 1% on a constant currency basis.
Adjusted Revenue
Below is a reconciliation of our consolidated US GAAP Revenue to Non-GAAP Adjusted Revenue:

	Three Months Ended January 31,
	2024	2023
US GAAP Revenue, net	$460,705	$491,368
Less: Held for Sale or Sold segment (1)	(58,172)	(94,525)
Non-GAAP Adjusted Revenue, net	$402,533	$396,843

(1)	Our Adjusted Revenue, net excludes the impact of our Held for Sale or Sold segment revenue.

INDEX
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:

Cost of sales for the three months ended January 31, 2024, decreased $30.4 million, or 17%, as compared with the prior year. On a constant currency basis, cost of sales decreased 18% as compared with the prior year. This was primarily due to lower employee costs related to the Wiley Edge business and, to a lesser extent, lower marketing and employee costs for the University Services business. Excluding the cost of sales from the Held for Sale or Sold segment, cost of sales decreased 3% as compared with the prior year on a constant currency basis primarily due to lower print product costs, lower costs driven by the revenue decline in Research, partially offset by higher royalty costs in the Learning segment.

Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended January 31, 2024, decreased $2.4 million, or 1% as compared with the prior year. On a constant currency basis, operating and administrative expenses decreased 2% as compared with the prior year primarily reflecting lower employment costs, a $3.7 million charge related to the settlement of a litigation mater related to consideration for a previous acquisition in the three months ended January 31, 2023, and professional fees, partially offset by higher depreciation due to the decision in the three months ended January 31, 2024 to discontinue the use of certain capitalized software resulting in an impairment of $6.4 million and, to a lesser extent, higher technology related costs. Excluding operating and administrative expenses from the Held for Sale or Sold segment, expenses increased 3% on a constant currency basis.

Impairment of Goodwill:
We recorded an impairment of goodwill for the three months ended January 31, 2024 and 2023 of $81.7 million and $99.8 million, respectively. These charges are reflected in the Impairment of goodwill in the Unaudited Condensed Consolidated Statements of Net Loss.
Fiscal Year 2024
As a result of signing the Purchase Agreement with Inspirit and the decrease in the fair value of the business, we tested the goodwill of the Wiley Edge reporting unit within the Held for Sale or Sold segment for impairment. We estimated the fair value of the reporting unit based on the terms and conditions in the Purchase Agreement which included a selling price that included $10 million in cash, $18.3 million in the form of a loan, a fair value estimate for the earnout, and an estimate for a working capital adjustment. We concluded that the fair value of the Wiley Edge reporting unit was below its carrying value, which resulted in a pretax noncash goodwill impairment of $81.7 million in the three months ended January 31, 2024. This charge is reflected in the Impairment of goodwill in the Unaudited Condensed Consolidated Statements of Net Loss.
See Note 12, “Goodwill and Intangible Assets” for more details on these charges.
Fiscal Year 2023
Due to the segment realignment in the third quarter of fiscal year 2023, we were required to test goodwill for impairment immediately before and after our segment realignment in accordance with applicable accounting standards. Prior to the realignment, we concluded that the fair value of the Education Services reporting unit was below its carrying value, which resulted in a pretax noncash goodwill impairment of $31.0 million in the three months ended January 31, 2023. Education Services was adversely impacted by market conditions and headwinds for online degree programs. This has led to a decline in projected student enrollments from existing partners, pricing pressures and revenue share concessions, and a decline in new partner additions over both the short-term and long-term, which adversely impacted forecasted revenue growth and operating cash flows. This was partially offset by projected growth in talent placements, partially due to expansion into new regions and the addition of new corporate clients, which are forecasted to have a positive impact on revenue growth and operating cash flows.

INDEX
After the realignment, we concluded that the fair value of the University Services reporting unit within the Academic segment was below its carrying value, which resulted in an additional pretax noncash goodwill impairment of $68.8 million. University Services was adversely impacted by market conditions and headwinds for online degree programs, which lead to a decline in projected enrollments from existing partners, pricing pressures and revenue share concessions, and a decline in new partner additions over both the short-term and long-term which adversely impacted forecasted revenue growth and operating cash flows.

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

In the three months ended July 31, 2023, we expanded the scope of the program to include those actions that will focus Wiley on its leading global position in the development and application of new knowledge and drive greater profitability, growth, and cash flow. We will focus on our strongest and most profitable businesses and large market opportunities in Research and Learning, as well as streamline our organization and rightsize our cost structure to reflect these portfolio actions. As part of the Global Restructuring Program, we are further reducing our real estate square footage occupancy by approximately 13%.

Excluding actions related to the Held for Sale or Sold segment, we anticipate to yield annualized cost savings of approximately $65 million, with approximately $35 million of that to be realized this fiscal year from actions taken starting in fiscal year 2024.

For the three months ended January 31, 2024 and 2023, we recorded pretax restructuring charges of $14.4 million and $8.9 million, respectively, related to this program.

We anticipate ongoing severance related charges and facility-related costs associated with certain properties to result in additional restructuring charges in future periods.

See Note 9, “Restructuring and Related Charges” for more details on the Global Restructuring Program charges.

Business Optimization Program

For the three months ended January 31, 2024 and 2023, we recorded pretax restructuring charges of $0.4 million and credits of $(0.1) million, respectively, related to this program.

These charges and credits are reflected in Restructuring and related charges on our Unaudited Condensed Consolidated Statements of Net Loss.

For the impact of our restructuring programs on diluted loss per share, see the section below, “Diluted Loss per Share.”
Amortization of Intangible Assets:

Amortization of intangible assets was $13.5 million for the three months ended January 31, 2024, a decrease of $6.5 million, or 32%, as compared with the prior year. On a constant currency basis, amortization of intangible assets decreased 33% as compared with the prior year primarily due to the cessation of amortization for held-for-sale assets. See Note 3, “Acquisitions and Divestitures” for more details on these held-for-sale assets.

INDEX
Operating Loss, Adjusted Operating Income (OI) and Adjusted EBITDA:
Our operating loss was $46.4 million for the three months ended January 31, 2024, compared with the prior year operating loss of $67.1 million. The decrease was primarily due to lower costs of sales, a lower goodwill impairment in the three months ended January 31, 2024 and, to a lesser extent, a decrease in the amortization of intangible assets. These were partially offset by a decrease in revenue and, to a lesser extent, an increase in restructuring charges.
Adjusted OI on a constant currency basis and excluding restructuring charges, impairment of goodwill, legal settlement, and the adjusted contribution to profit for the Held for Sale or Sold segment decreased 5% as compared with the prior year. The decrease in Adjusted OI was primarily due to an increase in operating and administrative expenses, partially offset by lower costs of sales, and an increase in Adjusted Revenue.
Adjusted EBITDA on a constant currency basis increased 1% as compared with the prior year primarily due to lower cost of sales, and an increase in Adjusted Revenue, partially offset by an increase in operating and administrative expense.
Adjusted OI
Below is a reconciliation of our consolidated US GAAP Operating Loss to Non-GAAP Adjusted OI:

	Three Months Ended January 31,
	2024	2023
US GAAP Operating Loss	(46,411)	(67,056)
Adjustments:
Restructuring and related charges	14,808	8,807
Impairment of goodwill	81,754	99,800
Legal settlement (1)	—	3,671
Held for Sale or Sold segment Adjusted Contribution to Profit (2)	(4,118)	3,565
Non-GAAP Adjusted OI	$46,033	$48,787

(1)	In the three months ended January 31, 2023, we settled a litigation matter related to consideration for a previous acquisition for $3.7 million.
(2)	Our Adjusted OI excludes the impact of our Held for Sale or Sold segment adjusted contribution to profit.

INDEX
Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net Loss to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended January 31,
	2024	2023
Net Loss	$(113,875)	$(71,469)
Interest expense	13,321	11,521
Provision (benefit) for income taxes	1,579	(5,982)
Depreciation and amortization	45,474	52,442
Non-GAAP EBITDA	(53,501)	(13,488)
Impairment of goodwill	81,754	99,800
Legal settlement	—	3,671
Restructuring and related charges	14,808	8,807
Foreign exchange gains, including the write off of certain cumulative translation adjustments	(488)	(421)
Losses on sale of businesses and impairment charges related to assets held-for-sale	52,404	—
Other expense (income), net	648	(705)
Held for Sale or Sold segment Adjusted EBITDA (1)	(4,118)	(7,325)
Non-GAAP Adjusted EBITDA	$91,507	$90,339

(1)	Our Non-GAAP Adjusted EBITDA excludes the Held for Sale or Sold segment Non-GAAP Adjusted EBITDA.
Interest Expense:
Interest expense for the three months ended January 31, 2024, was $13.3 million compared with the prior year of $11.5 million. This increase was primarily due to a higher weighted average effective interest rate.
Foreign Exchange Transaction Gains:

Foreign exchange transaction gains of $0.5 million for the three months ended January 31, 2024 were primarily due to gains on our foreign currency denominated intercompany accounts receivable and payable balances, partially offset by losses on our third-party receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.
Foreign exchange transaction gains of $0.4 million for the three months ended January 31, 2023 were primarily due to gains on our foreign currency denominated intercompany accounts receivable and payables balances, partially offset by losses on our third party accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.

INDEX
Losses on Sale of Businesses and Impairment Charges Related to Assets Held-For-Sale:
For the three months ended January 31, 2024, we recorded pretax losses on sale of businesses and impairment charges related to assets held-for-sale of $52.4 million.
As part of our ongoing initiatives to simplify our portfolio and focus our attention on core growth areas, we previously announced that we are divesting non-core businesses including University Services, Wiley Edge, and CrossKnowledge. These three businesses met the held-for-sale criteria in the first quarter of fiscal year 2024. We measured each disposal group at the lower of carrying value or fair value less cost to sell prior to its disposition.

On January 1, 2024 we completed the sale of University Services, and on January 8, 2024 we signed an agreement to sell Wiley Edge. We expect to complete the sale of Wiley Edge and CrossKnowledge by the first quarter of fiscal year 2025.

The pretax loss on the sale of University Services was $101.4 million after accounting for the assets sold, liabilities transferred upon sale, and transaction costs. Prior to the disposition, we had recorded a held-for-sale impairment of $75.4 million for University Services. This resulted in an additional loss of $26.0 million in the three months ended January 31, 2024. This additional pretax loss is included in Losses on sale of businesses and impairment charges related to assets held-for-sale in our Unaudited Condensed Consolidated Statements of Net Loss for the three months ended January 31, 2024.

As of January 31, 2024, Wiley Edge and CrossKnowledge continue to be reported as held-for-sale. We measured each disposal group at the lower of carrying value or fair value less cost to sell. In the three months ended January 31, 2024, we recorded a held-for-sale pretax impairment of $20.6 million and $5.8 million, respectively, related to Wiley Edge and CrossKnowledge. The additional impairment charges in the three months ended January 31, 2024 was due to subsequent changes in the fair value less cost to sell resulting from the continued progression of the selling processes and indications of changes in the expected consideration for the business, as well as changes in the carrying amount of the disposal group. Additional impairment charges related to all of our assets held-for-sale could be identified as we continue with the disposition process until completion of such actions.
See Note 3, “Acquisitions and Divestitures” for more details on the divestiture and the held-for-sale businesses.
Provision (Benefit) for Income Taxes:
Below is a reconciliation of our US GAAP Loss Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Three Months Ended January 31,
	2024	2023
US GAAP Loss Before Taxes	$(112,296)	$(77,451)
Pretax Impact of Adjustments:
Impairment of goodwill	81,754	99,800
Legal settlement	—	3,671
Restructuring and related charges	14,808	8,807
Foreign exchange gains on intercompany transactions, including the write off of certain cumulative translation adjustments	(2,128)	(2,414)
Amortization of acquired intangible assets	13,580	21,042
Losses on sale of businesses and impairment charges related to assets held-for-sale	52,404	—
Held for Sale or Sold segment Adjusted Income Before Taxes (1)	(4,120)	(2,484)
Non-GAAP Adjusted Income Before Taxes	$44,002	$50,971

(1)	Our Adjusted Income Before Taxes excludes the Adjusted Income Before Taxes of our Held for Sale or Sold segment.

INDEX
Below is a reconciliation of our US GAAP Income Tax Provision (Benefit) to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Three Months Ended January 31,
	2024	2023
US GAAP Income Tax Provision (Benefit)	$1,579	$(5,982)
Income Tax Impact of Adjustments (1):
Impairment of goodwill	—	4,857
Legal settlement	—	716
Restructuring and related charges	3,985	2,221
Foreign exchange gains on intercompany transactions, including the write off of certain cumulative translation adjustments	(742)	(596)
Amortization of acquired intangible assets	1,152	4,591
Losses on sale of businesses and impairment charges related to assets held-for-sale	6,508	—
Held for Sale or Sold segment Adjusted Tax Provision (2)	(1,252)	(531)
Non-GAAP Adjusted Income Tax Provision	$11,230	$5,276

US GAAP Effective Tax Rate	(1.4)%	7.7%
Non-GAAP Adjusted Effective Tax Rate	25.5%	10.4%

(1)
For the three months ended January 31, 2024, substantially all of the tax impact was from deferred taxes. For the three months ended January 31, 2023, the tax impact was $4.0 million from current taxes and $7.2 million from deferred taxes.

(2)	Our Adjusted Income Tax Provision excludes the Adjusted Tax Provision of our Held for Sale or Sold segment.
Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The US GAAP effective tax rate for the three months ended January 31, 2024, was (1.4)% compared to 7.7% for the three months ended January 31, 2023. The US GAAP effective tax rate for the three months ended January 31, 2024, was less than the US GAAP effective tax rate for the three months ended January 31, 2023 primarily due to losses on sale of businesses and impairment charges related to assets held-for-sale described in Note 3, "Acquisitions and Divestitures" which resulted in a deferred tax benefit, the impact of US tax incentives, and other discrete items offset by the mix of non-US income.

The Non-GAAP adjusted effective tax rate was 25.5% for the three months ended January 31, 2024, compared to 10.4% for the three months ended January 31, 2023. The increase in the Non-GAAP adjusted effective tax rate for the three months ended January 31, 2024, compared with the three months ended January 31, 2023, was primarily due to the mix of non-US income offset by tax incentives in the US.
Diluted Loss per Share:
Diluted loss per share for the three months ended January 31, 2024 was $(2.08) per share compared with loss per share of $(1.29) per share for the three months ended January 31, 2023. This decrease was primarily due to losses on the sale of businesses and impairment charges related to assets held-for-sale in the three months ended January 31, 2024 and, to a lesser extent, an income provision for the three months ended January 31, 2024 compared to a benefit in the prior year, partially offset by a lower operating loss in the three months ended January 31, 2024.

INDEX
Below is a reconciliation of our US GAAP Loss per Share to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below are presented in the section above, “Provision (Benefit) for Income Taxes.”

	Three Months Ended January 31,
	2024	2023
US GAAP Loss Per Share	$(2.08)	$(1.29)
Adjustments:
Impairment of goodwill	1.48	1.69
Legal settlement	—	0.05
Restructuring and related charges	0.20	0.12
Foreign exchange gains on intercompany transactions, including the write off of certain cumulative translation adjustments	(0.03)	(0.03)
Amortization of acquired intangible assets	0.22	0.29
Losses on sale of businesses and impairment charges related to assets held-for-sale	0.83	—
Held for Sale or Sold segment Adjusted Net Income (1)	(0.05)	(0.04)
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (2)	0.02	0.02
Non-GAAP Adjusted EPS	$0.59	$0.81

(1)	Our Adjusted EPS excludes the Adjusted Net Income of our Held for Sale or Sold segment.
(2)
Represents the impact of using diluted weighted-average number of common shares outstanding (55.3 million shares and 56.1 million shares for the three months ended January 31, 2024 and 2023, respectively) included in the Non-GAAP Adjusted EPS calculation in order to apply the dilutive impact on adjusted net income due to the effect of unvested restricted stock units and other stock awards. This impact occurs when a US GAAP net loss is reported and the effect of using dilutive shares is antidilutive.

On a constant currency basis, Adjusted EPS decreased 27% primarily due to an increase in Adjusted Income Tax Provision and, to a lesser extent, a decrease in Adjusted Operating Income.

INDEX
SEGMENT OPERATING RESULTS

	Three Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
RESEARCH	2024	2023
Revenue:
Research Publishing	$216,586	$213,720	1%	0%
Research Solutions	39,613	39,880	(1)%	(1)%
Total Research Revenue	256,199	253,600	1%	0%

Cost of Sales	69,906	70,806	1%	2%
Operating Expenses	117,961	114,045	(3)%	(2)%
Amortization of Intangible Assets	11,234	11,572	3%	4%
Adjusted Contribution to Profit	57,098	57,177	0%	0%
Depreciation and amortization	22,029	23,123	5%	6%
Adjusted EBITDA	$79,127	$80,300	(1)%	(2)%
Adjusted EBITDA Margin	30.9%	31.7%
Revenue:

Research revenue for the three months ended January 31, 2024 increased $2.6 million, or 1%, as compared with the prior year on a reported basis. On a constant currency basis, revenue was consistent as compared with the prior year. Research Publishing revenue was consistent on a constant currency basis as compared with the prior year primarily due to continued growth in our core open access publishing program and institutional models which includes both read-only subscriptions and read-and-publish transformational agreements, offset by the carryover of the Hindawi publishing disruption experienced in fiscal year 2023. Hindawi’s special issues program was suspended in the third quarter of fiscal year 2023 due to the presence in certain special issues of compromised articles. On a constant currency basis excluding Hindawi, Research Publishing revenue increased 2% as compared with the prior year. Research Solutions decreased 1% as compared with the prior year on a constant currency basis primarily due to continued market softness in our corporate offerings. On a constant currency basis excluding Hindawi, Research revenue increased 1% as compared with the prior year.

Open access article output growth was approximately 10% as compared with the prior year. Excluding Hindawi, open access article output growth was approximately 16% for the three months ended January 31, 2024.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 2% as compared with the prior year. This decrease was primarily due to higher editorial and marketing costs, partially offset by lower costs of sales due to revenue performance. Excluding Hindawi, Adjusted EBITDA decreased 1%.

INDEX

	Three Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
LEARNING	2024	2023
Revenue:
Academic	$87,216	$82,822	5%	5%
Professional	59,118	60,421	(2)%	(3)%
Total Learning Revenue	146,334	143,243	2%	2%

Cost of Sales	38,744	40,731	5%	5%
Operating Expenses	67,794	70,297	4%	4%
Amortization of Intangible Assets	2,283	2,347	3%	3%
Adjusted Contribution to Profit	37,513	29,868	26%	25%
Depreciation and amortization	13,812	14,490	5%	5%
Adjusted EBITDA	$51,325	$44,358	16%	15%
Adjusted EBITDA Margin	35.1%	31.0%
Revenue:

Learning revenue increased $3.1 million, or 2%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 2% as compared with the prior year. This was primarily due to an increase in Academic from continued growth in digital courseware, digital content, and licensing, partially offset by a decrease in print book sales due to lower demand. Professional decreased due to lower print sales due to softness in business and technology publishing categories, partially offset by higher licensing revenue.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 15% as compared with the prior year. This increase was primarily due to revenue performance and product mix, and a decrease in operating expenses due to restructuring savings.

INDEX

	Three Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
HELD FOR SALE OR SOLD	2024	2023
Total Held for Sale or Sold Revenue	$58,172	$94,525	(38)%	(39)%

Cost of Sales	35,012	62,514	44%	45%
Operating Expenses	19,042	29,527	36%	37%
Amortization of Intangible Assets	—	6,049	#	#
Adjusted Contribution to Profit	4,118	(3,565)	#	#
Depreciation and amortization	—	10,890	#	#
Adjusted EBITDA	$4,118	$7,325	(44)%	(45)%
Adjusted EBITDA Margin	7.1%	7.7%
# Not meaningful
Revenue:

Revenue for Held for Sale or Sold decreased $36.4 million, or 38%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 39% as compared with the prior year. This was due to a decrease in University Services revenue due to lower enrollments and the sale of the business on January 1, 2024, placement revenues and, to a lesser extent, the disposition of certain businesses in the fourth quarter of fiscal year 2023 and the first quarter of fiscal year 2024. For the three months ended January 31, 2024, placements declined 51% and enrollments declined 3%.
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 45% as compared with the prior year. This decrease was primarily due to lower revenue, partially offset by placement savings, and lower marketing and employment costs in University Services due to restructuring actions and, to a lesser extent, the impact of the disposition of certain businesses in the fourth quarter of fiscal year 2023 and in fiscal year 2024.

	Three Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
CORPORATE EXPENSES	2024	2023
Operating Expenses	$48,578	$38,258	(27)%	(26)%
Adjusted Contribution to Profit	(48,578)	(38,258)	(27)%	(26)%
Depreciation and amortization	9,633	3,939	#	#
Adjusted EBITDA	$(38,945)	$(34,319)	(13)%	(13)%
# Not meaningful
On a constant currency basis, adjusted corporate expenses of $38.9 million on an Adjusted EBITDA basis increased 13% as compared with the prior year. This was primarily due to a lower incentive compensation accrual in the prior year.

INDEX
RESULTS OF OPERATIONS – NINE MONTHS ENDED JANUARY 31, 2024
NINE MONTHS SUMMARY
•US GAAP Results: Consolidated Revenue of $1,404.5 million (-6%, compared with the prior year), Operating Loss of $16.5 million (+$10.1 million, compared with the prior year operating loss), and Diluted Loss per Share of $(4.10) ($-3.18, compared with the prior year diluted loss per share). US GAAP results impacted by goodwill impairment of $108.4 million, losses on sale of businesses and impairment charges related to assets held-for-sale of $179.7 million, and restructuring charges of $52.0 million.
•Adjusted Results at Constant Currency (excluding Held for Sale or Sold segment results): Adjusted Revenue of $1,176.3 million (-3%, compared with the prior year), Adjusted EBITDA of $243.6 million (-7%, compared with the prior year), and Adjusted EPS of $1.59 (-29%, compared with the prior year).
CONSOLIDATED RESULTS OF OPERATIONS
Revenue:
Revenue for the nine months ended January 31, 2024, decreased $89.2 million, or 6%, as compared with the prior year. On a constant currency basis, revenue decreased 7% as compared with the prior year. Excluding the revenues from the Held for Sale or Sold segment, Adjusted Revenue decreased 3% on a constant currency basis.
Adjusted Revenue
Below is a reconciliation of our consolidated US GAAP Revenue to Non-GAAP Adjusted Revenue:

	Nine Months Ended January 31,
	2024	2023
US GAAP Revenue, net	$1,404,526	$1,493,773
Less: Held for Sale or Sold segment (1)	(228,259)	(291,362)
Non-GAAP Adjusted Revenue, net	$1,176,267	$1,202,411

(1)	Our Adjusted Revenue, net excludes the impact of our Held for Sale or Sold segment revenue.
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:

Cost of sales for the nine months ended January 31, 2024, decreased $62.0 million, or 12%, as compared with the prior year. On a constant currency basis, cost of sales decreased 13% as compared with the prior year. This was primarily due to lower employee costs related to the Wiley Edge business, and to a lesser extent, lower marketing and employee costs for the University Services business. In addition, lower amortization primarily due to the cessation of amortization for held-for-sale assets. Excluding the cost of sales from the Held for Sale or Sold segment, cost of sales decreased 3% on a constant currency basis, primarily due to a decrease in revenue.

Operating and Administrative Expenses:

Operating and administrative expenses for the nine months ended January 31, 2024, decreased $30.1 million, or 4%, as compared with the prior year. On a constant currency basis, operating and administrative expenses decreased 5% as compared with the prior year primarily reflecting lower employee costs associated with recent restructuring actions and, to a lesser extent, lower professional fees, travel and entertainment costs, and a $3.7 million charge related to the settlement of a litigation mater related to consideration for a previous acquisition in the three months ended January 31, 2023. These were partially offset by higher depreciation due to the decision in the three months ended January 31, 2024 to discontinue the use of certain capitalized software resulting in an impairment of $6.4 million, and higher technology related costs. Excluding operating and administrative expenses from the Held for Sale or Sold segment, operating and administrative expenses decreased 1% on a constant currency basis.

INDEX

Impairment of Goodwill:
We recorded an impairment of goodwill in the nine months ended January 31, 2024 and 2023 of $108.4 million and $99.8 million, respectively. These charges are reflected in the Impairment of goodwill in the Unaudited Condensed Consolidated Statements of Net Loss.
Fiscal Year 2024
As a result of signing the Purchase Agreement with Inspirit and the decrease in the fair value of the business, we tested the goodwill of the Wiley Edge reporting unit within the Held for Sale or Sold segment for impairment. We concluded that the fair value of the Wiley Edge reporting unit was below its carrying value, which resulted in a pretax noncash goodwill impairment of $81.7 million in the nine months ended January 31, 2024. See above for more details on these charges.
Due to the segment realignment in the first quarter of fiscal year 2024, we were required to test goodwill for impairment immediately before and after our segment realignment in accordance with applicable accounting standards. Prior to the realignment, we concluded that the fair value of the University Services reporting unit within the former Academic segment was below its carrying value, which resulted in a pretax noncash goodwill impairment of $11.4 million in the nine months ended January 31, 2024. University Services was adversely impacted by market conditions and headwinds for online degree programs, which lead to a decline in projected enrollments from existing partners, pricing pressures and revenue share concessions, and a decline in new partner additions over both the short-term and long-term which adversely impacted forecasted revenue growth and operating cash flows.

After the realignment, we concluded that the fair value of the CrossKnowledge reporting unit within the Held for Sale or Sold segment was below its carrying value, which resulted in a pretax noncash goodwill impairment of $15.3 million in the nine months ended January 31, 2024. CrossKnowledge was adversely impacted by a decline in the demand for its offerings, which have resulted in lower sales and a decline in average contract value, that adversely impacted forecasted revenue growth and operating cash flows.

See Note 12, "Goodwill and Intangible Assets" for details on these charges.

Fiscal year 2023

We recorded an impairment of goodwill for the nine months ended January 31, 2023 of $99.8 million. This charge is reflected in the Impairment of goodwill in the Unaudited Condensed Consolidated Statements of Net Loss. See above for more details on these charges.

Restructuring and Related Charges:

Global Restructuring Program

For the nine months ended January 31, 2024 and 2023, we recorded pretax restructuring charges of $50.9 million and $44.3 million, respectively, related to the Global Restructuring Program.

We anticipate ongoing severance related charges and facility-related costs associated with certain properties to result in additional restructuring charges in future periods.

See Note 9, “Restructuring and Related Charges” for more details on the Global Restructuring Program charges.

Business Optimization Program

For the nine months ended January 31, 2024 and 2023, we recorded pretax restructuring charges of $1.1 million and $0.9 million, respectively, related to this program.

These charges are reflected in Restructuring and related charges on our Unaudited Condensed Consolidated Statements of Net Loss.

For the impact of our restructuring programs on diluted loss per share, see the section below, “Diluted Loss per Share.”

INDEX
Amortization of Intangible Assets:

Amortization of intangible assets was $42.7 million for the nine months ended January 31, 2024, a decrease of $22.7 million, or 35%, as compared with the prior year. On a constant currency basis, amortization of intangible assets decreased 35% as compared with the prior year primarily due to the cessation of amortization for held-for-sale assets and, to a lesser extent, the prior year period including $4.6 million due to the acceleration of expense related to the discontinued use of the mthree trademark, and the completion of amortization of certain acquired intangible assets. See Note 3, “Acquisitions and Divestitures” for more details on these held-for-sale assets.
Operating Loss, Adjusted Operating Income (OI) and Adjusted EBITDA:
Operating loss was $16.5 million for the nine months ended January 31, 2024 compared with the prior year loss of $26.6 million. The decrease was primarily due to lower costs of sales and, to a lesser extent, lower operating and administrative expenses, and a decrease in the amortization of intangible assets, partially offset by a decrease in revenue.
Adjusted OI on a constant currency basis and excluding restructuring charges, impairment of goodwill, legal settlement, the accelerated amortization of an intangible asset, and the adjusted contribution to profit for the Held for Sale or Sold segment decreased 14% as compared with the prior year. The decrease in Adjusted OI was primarily due to lower revenues, partially offset by a lower costs of sales and operating and administrative expenses.
Adjusted EBITDA on a constant currency basis decreased 7% as compared with the prior year primarily due to lower Adjusted OI.
Adjusted OI
Below is a reconciliation of our consolidated US GAAP Operating Loss to Non-GAAP Adjusted OI:

	Nine Months Ended January 31,
	2024	2023
US GAAP Operating Loss	(16,521)	(26,582)
Adjustments:
Restructuring and related charges	52,033	45,204
Impairment of goodwill	108,449	99,800
Legal settlement	—	3,671
Accelerated amortization of an intangible asset (1)	—	4,594
Held for Sale or Sold segment Adjusted Contribution to Profit (2)	(26,302)	10,811
Non-GAAP Adjusted OI	$117,659	$137,498

(1)	We determined that a revision of the useful life of the mthree trademark was warranted and the intangible asset was fully amortized over its remaining useful life resulting in accelerated amortization expense of $4.6 million in the three months ended July 31, 2022.
(2)	Our Adjusted OI excludes the impact of our Held for Sale or Sold segment Adjusted Contribution to Profit.

INDEX
Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net Loss to Non-GAAP EBITDA and Adjusted EBITDA:

	Nine Months Ended January 31,
	2024	2023
Net Loss	$(225,584)	$(51,111)
Interest expense	37,592	27,185
Benefit for income taxes	(15,465)	(1,397)
Depreciation and amortization	129,376	163,142
Non-GAAP EBITDA	(74,081)	137,819
Impairment of goodwill	108,449	99,800
Legal settlement	—	3,671
Restructuring and related charges	52,033	45,204
Foreign exchange losses (gains), including the write off of certain cumulative translation adjustments	3,489	(283)
Losses on sale of businesses and impairment charges related to assets held-for-sale	179,747	—
Other expense (income), net	3,700	(976)
Held for Sale or Sold segment Adjusted EBITDA (1)	(29,739)	(22,979)
Non-GAAP Adjusted EBITDA	$243,598	$262,256

(1)	Our Non-GAAP Adjusted EBITDA excludes the Held for Sale or Sold segment Non-GAAP Adjusted EBITDA.
Interest Expense:
Interest expense for the nine months ended January 31, 2024, was $37.6 million compared with the prior year of $27.2 million. This increase was primarily due to a higher weighted average effective interest rate.
Foreign Exchange Transaction (Losses) Gains:

Foreign exchange transaction losses of $(3.5) million for the nine months ended January 31, 2024 were primarily due to losses on our foreign currency denominated third-party receivable and payable balances and, to a lesser extent, losses on our intercompany accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar. In fiscal year 2023, due to the closure of our operations in Russia, our Russian entity was deemed substantially liquidated. As a result, cumulative translation adjustments associated with that entity were recognized. In the nine months ended January 31, 2024, we wrote off an additional net $0.8 million in cumulative translation adjustments from our Russian entity.
Foreign exchange transaction gains of $0.3 million for the nine months ended January 31, 2023 were primarily due to losses on our foreign currency denominated third-party accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.

INDEX
Losses on Sale of Businesses and Impairment Charges Related to Assets Held-For-Sale:
For the nine months ended January 31, 2024, we recorded pretax losses on sale of businesses and impairment charges related to assets held-for-sale of $179.7 million.
The losses on sale of businesses is due to the sale of our University Services and Tuition Manager businesses previously in our Held for Sale or Sold segment, which resulted in a pretax loss of approximately $101.4 million and $1.5 million, respectively, during the nine months ended January 31, 2024.
Wiley Edge and CrossKnowledge continue to be reported as held-for-sale and these dispositions are expected to be completed by the first quarter of fiscal year 2025. We measured each disposal group at the lower of carrying value or fair value less cost to sell. We recorded a held-for-sale pretax impairment of $76.8 million, which includes $20.6 million for Wiley Edge and $56.2 million for CrossKnowledge during the nine months ended January 31, 2024. As noted above, on January 8, 2024 we entered into an agreement to sell our Wiley Edge business.
See Note 3, “Acquisitions and Divestitures” for more details on the divestitures and the held-for-sale businesses.
Benefit for Income Taxes:
Below is a reconciliation of our US GAAP Loss Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Nine Months Ended January 31,
	2024	2023
US GAAP Loss Before Taxes	$(241,049)	$(52,508)
Pretax Impact of Adjustments:
Impairment of goodwill	108,449	99,800
Legal settlement	—	3,671
Restructuring and related charges	52,033	45,204
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	1,089	906
Amortization of acquired intangible assets	44,550	68,611
Losses on sale of businesses and impairment charges related to assets held-for-sale	179,747	—
Held for Sale or Sold segment Adjusted Income Before Taxes (1)	(28,253)	(8,120)
Non-GAAP Adjusted Income Before Taxes	$116,566	$157,564

(1)	Our Adjusted Income Before Taxes excludes the Adjusted Income Before Taxes of our Held for Sale or Sold segment.

INDEX
Below is a reconciliation of our US GAAP Income Tax Benefit to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Nine Months Ended January 31,
	2024	2023
US GAAP Income Tax Benefit	$(15,465)	$(1,397)
Income Tax Impact of Adjustments (1):
Impairment of goodwill	2,697	4,857
Legal settlement	—	716
Restructuring and related charges	13,237	11,159
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	112	274
Amortization of acquired intangible assets	8,668	14,811
Losses on sale of businesses and impairment charges related to assets held-for-sale	25,711	—
Held for Sale or Sold segment Adjusted Tax Provision (2)	(6,518)	(1,977)
Non-GAAP Adjusted Income Tax Provision	$28,442	$28,443

US GAAP Effective Tax Rate	6.4%	2.7%
Non-GAAP Adjusted Effective Tax Rate	24.4%	18.1%

(1)
For the nine months ended January 31, 2024, substantially all of the tax impact was from deferred taxes. For the nine months ended January 31, 2023, the tax impact was $5.5 million from current taxes and $24.3 million from deferred taxes.

(2)	Our Adjusted Income Tax Provision excludes the Adjusted Tax Provision of our Held for Sale or Sold segment.
Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The US GAAP effective tax rate for the nine months ended January 31, 2024, was 6.4% compared to 2.7% for the nine months ended January 31, 2023. The US GAAP effective tax rate for the nine months ended January 31, 2024, was greater than the US GAAP effective tax rate for the nine months ended January 31, 2023 primarily due to certain discrete items related to the filing of the consolidated federal income tax return for the year ended April 30, 2022 which resulted in a deferred tax benefit, the impact of US tax incentives, and other discrete items offset by the mix of non-US income. The impairment of goodwill resulting from the segment realignment described in Note 12, "Goodwill and Intangible Assets," results in a relatively small tax benefit of $2.7 million and losses on sale of businesses and impairment charges related to assets held-for-sale described in Note 3, "Acquisitions and Divestitures" results in a tax benefit of $25.7 million.

Excluding the $2.7 million tax benefit from the impairment of goodwill and $25.7 million tax benefit of the losses on sale of businesses and impairment charges related to assets held-for-sale, restructuring and other adjustments noted in the table above, the Non-GAAP adjusted effective tax rate was 24.4% for the nine months ended January 31, 2024, compared to 18.1% for the nine months ended January 31, 2023. The increase in the Non-GAAP adjusted effective tax rate for the nine months ended January 31, 2024, compared with the prior year ended January 31, 2023, was primarily due to the mix of non-US income offset by tax incentives in the US.
Diluted Loss per Share:
Diluted loss for the nine months ended January 31, 2024 was $(4.10) per share compared with diluted loss of $(0.92) per share for the nine months ended January 31, 2023. This decrease was primarily due to the losses on the sale of businesses, and the held-for-sale impairment charges in the nine months ended January 31, 2024 and, to a lesser extent, higher interest expense, partially offset by a higher benefit for income taxes in fiscal year 2024, and lower operating loss in fiscal year 2024.

INDEX
Below is a reconciliation of our US GAAP Loss Per Share to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below are presented in the section above, “Benefit for Income Taxes”.

	Nine Months Ended January 31,
	2024	2023
US GAAP Loss Per Share	$(4.10)	$(0.92)
Adjustments:
Impairment of goodwill	1.90	1.69
Legal settlement	—	0.05
Restructuring and related charges	0.70	0.60
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	0.02	0.01
Amortization of acquired intangible assets	0.65	0.96
Losses on sale of businesses and impairment charges related to assets held-for-sale	2.77	—
Held for Sale or Sold segment Adjusted Net Income (1)	(0.39)	(0.11)
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (2)	0.04	0.01
Non-GAAP Adjusted EPS	$1.59	$2.29

(1)	Our Adjusted EPS excludes the Adjusted Net Income of our Held for Sale or Sold segment.
(2)
Represents the impact of using diluted weighted-average number of common shares outstanding (55.6 million shares and 56.3 million shares for the nine months ended January 31, 2024 and 2023, respectively) included in the Non-GAAP Adjusted EPS calculation in order to apply the dilutive impact on adjusted net income due to the effect of unvested restricted stock units and other stock awards. This impact occurs when a US GAAP net loss is reported and the effect of using dilutive shares is antidilutive.

On a constant currency basis, Adjusted EPS decreased 29% primarily due to a decrease in Adjusted Operating Income, and to a lesser extent, higher interest expense and lower pension income.

INDEX
SEGMENT OPERATING RESULTS

	Nine Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
RESEARCH	2024	2023
Revenue:
Research Publishing	$659,329	$685,884	(4)%	(5)%
Research Solutions	112,344	113,988	(1)%	(2)%
Total Research Revenue	771,673	799,872	(4)%	(5)%

Cost of Sales	211,472	213,108	1%	2%
Operating Expenses	356,825	351,016	(2)%	0%
Amortization of Intangible Assets	33,895	35,009	3%	5%
Adjusted Contribution to Profit	169,481	200,739	(16)%	(16)%
Depreciation and amortization	67,909	70,308	3%	4%
Adjusted EBITDA	$237,390	$271,047	(12)%	(13)%
Adjusted EBITDA Margin	30.8%	33.9%
Revenue:

Research revenue for the nine months ended January 31, 2024 decreased $28.2 million, or 4%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 5% as compared with the prior year primarily due to the carryover of the Hindawi publishing disruption experienced in fiscal year 2023. Additionally, to a lesser extent, revenues were unfavorably impacted by continued market softness in our corporate offerings. These impacts were partially offset by continued strong growth in our core open access publishing program. Excluding Hindawi, Research revenue was consistent with the prior year. Hindawi’s special issues program was suspended in the third quarter of fiscal year 2023 due to the presence in certain special issues of compromised articles. Open access article output declined 29% as compared with the prior year. Excluding Hindawi, open access article output growth was approximately 18% for the nine months ended January 31, 2024.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 13% as compared with the prior year. This decrease was primarily due to revenue performance as cost of sales declined and operating expenses were flat. Excluding Hindawi, Adjusted EBITDA decreased 1%. On a constant currency basis, Hindawi Adjusted EBITDA for the nine months ended January 31, 2024 decreased $31.9 million as compared with the prior year.

INDEX

	Nine Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
LEARNING	2024	2023
Revenue:
Academic	$224,633	$223,826	0%	0%
Professional	179,961	178,713	1%	0%
Total Learning Revenue	404,594	402,539	1%	0%

Cost of Sales	105,685	110,280	4%	5%
Operating Expenses	207,026	218,341	5%	6%
Amortization of Intangible Assets	6,832	6,733	(1)%	(1)%
Adjusted Contribution to Profit	85,051	67,185	27%	27%
Depreciation and amortization	41,338	42,445	3%	3%
Adjusted EBITDA	$126,389	$109,630	15%	15%
Adjusted EBITDA Margin	31.2%	27.2%
Revenue:

Learning revenue for the nine months ended January 31, 2024 increased $2.1 million, or 1% as compared with the prior year on a reported basis. On a constant currency basis, revenue was consistent with the prior year. Academic revenue was consistent with the prior year due to a decrease in print book sales, offset by growth in digital courseware and, to a lesser extent, digital content. Professional revenue was consistent with the prior year due to a decrease in print and digital trade sales, offset by an increase in licensing revenue and professional assessments.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 15% as compared with the prior year. This increase was primarily due to lower print product related costs, a decrease in employee costs after recent restructuring actions and, to a lesser extent, a decrease in travel and entertainment expense.

INDEX

	Nine Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
HELD FOR SALE OR SOLD	2024	2023
Total Held for Sale or Sold Revenue	$228,259	$291,362	(22)%	(23)%

Cost of Sales	139,220	194,996	29%	29%
Operating Expenses	60,734	88,245	31%	33%
Amortization of Intangible Assets	2,003	18,932	89%	91%
Adjusted Contribution to Profit	26,302	(10,811)	#	#
Depreciation and amortization	3,437	33,790	90%	90%
Adjusted EBITDA	$29,739	$22,979	29%	28%
Adjusted EBITDA Margin	13.0%	7.9%
# Not meaningful
Revenue:

Held for Sale or Sold revenue for the nine months ended January 31, 2024 decreased $63.1 million, or 22%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 23% as compared with the prior year. This was due to declines in placement revenues, a decrease in University Services due to lower enrollments and the sale of the business on January 1, 2024 and, to a lesser extent, the disposition of certain businesses in the fourth quarter of fiscal year 2023 and in the first quarter of fiscal year 2024. For the nine months ended January 31, 2024, placements declined 51% and online enrollment declined 5%.
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 28% as compared with the prior year. This increase was primarily due to lower cost of sales and operating expenses, partially offset by lower revenue. The lower cost of sales was due to lower placement costs, a decrease in marketing and employment costs in University Services due to restructuring actions and, to a lesser extent, the impact of the disposition of certain businesses in the fourth quarter of fiscal year 2023 and in fiscal year 2024.

	Nine Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
CORPORATE EXPENSES	2024	2023
Operating Expenses	$136,873	$130,305	(5)%	(4)%
Amortization of Intangible Assets	—	121	#	#
Adjusted Contribution to Profit	(136,873)	(130,426)	(5)%	(4)%
Depreciation and amortization	16,692	12,005	(39)%	(39)%
Adjusted EBITDA	$(120,181)	$(118,421)	(1)%	(1)%
# Not meaningful

On a constant currency basis, adjusted corporate expenses of $120.2 million on an Adjusted EBITDA basis increased 1% as compared with the prior year. This was primarily due to lower incentive compensation accruals in the prior year, partially offset by lower marketing and occupancy costs.

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

As of January 31, 2024, we had cash and cash equivalents of $108.8 million, including cash and cash equivalents classified as held-for-sale of $15.7 million, of which approximately $107.1 million, or 98%, was located outside the US. Maintenance of these cash and cash equivalent balances outside the US does not have a material impact on the liquidity or capital resources of our operations. We intend to repatriate earnings from our non-US subsidiaries, and to the extent we repatriate these funds to the US, we will be required to pay income taxes in various US state and local jurisdictions and applicable non-US withholding or similar taxes in the periods in which such repatriation occurs. Accordingly, as of January 31, 2024, we have recorded a deferred tax liability of approximately $2.5 million related to the estimated taxes that would be incurred upon repatriating certain non-US earnings to the US.

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

As of January 31, 2024, we had approximately $906.8 million of debt outstanding, net of unamortized issuance costs of $0.6 million, and approximately $587.4 million of unused borrowing capacity under our Amended and Restated CA and other facilities. Our Amended and Restated CA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of January 31, 2024.
Analysis of Historical Cash Flows
The following table shows the changes in our Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2024 and 2023.

	Nine Months Ended January 31,
	2024	2023
Net cash provided by operating activities	$24,352	$53,718
Net cash used in investing activities	(78,493)	(80,072)
Net cash provided by financing activities	55,354	55,284
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	$432	$(2,670)
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

INDEX
Free Cash Flow less Product Development Spending:

	Nine Months Ended January 31,
	2024	2023
Net cash provided by operating activities	$24,352	$53,718
Less: Additions to technology, property and equipment	(57,275)	(57,616)
Less: Product development spending	(12,324)	(17,763)
Free cash flow less product development spending	$(45,247)	$(21,661)
Net Cash Provided by Operating Activities
The following is a summary of the $29.3 million change in Net cash provided by operating activities for the nine months ended January 31, 2024 compared with the nine months ended January 31, 2023 (amounts in millions).

Net cash provided by operating activities – Nine months ended January 31, 2023	$53.7
Net loss adjusted for items to reconcile net loss to net cash provided by operating activities, which would include such noncash items as depreciation and amortization, impairment of goodwill, losses on sale of businesses and impairment charges related to assets held-for-sale, restructuring charges, and the change in deferred taxes	(41.4)
Working capital changes:
Accounts receivable, net and contract liabilities	(18.9)
Accounts payable and accrued royalties	(11.1)
Changes in other assets and liabilities	42.1
Net cash provided by operating activities – Nine months ended January 31, 2024	$24.4

The unfavorable change in accounts receivable, net and contract liabilities was primarily due to lower revenue, and the timing of invoicing and collections with customers.

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

Our negative working capital (current assets less current liabilities) was $328.1 million and $354.3 million as of January 31, 2024 and April 30, 2023, respectively. This $26.2 million change in negative working capital was primarily due to the seasonality of our business. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions for which cash has been collected in advance. The contract liabilities will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of January 31, 2024 and as of April 30, 2023 includes $300.7 million and $504.7 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Cash collected in advance for subscriptions is used by us for a number of purposes, including funding operations, capital expenditures, acquisitions, debt repayments, dividend payments, and share repurchases.
Net Cash Used In Investing Activities

Net cash used in investing activities for the nine months ended January 31, 2024 was $78.5 million compared to $80.1 million in the prior year. The decrease in cash used in investing activities was primarily due to a decrease in cash used of $5.4 million for product development spending, and a decrease of $2.7 million in cash used to acquire businesses, partially offset by an increase of $3.2 million for the acquisition of publication rights.

INDEX
Net Cash Provided By Financing Activities

Net cash provided by financing activities was $55.4 million for the nine months ended January 31, 2024 compared to $55.3 million for the nine months ended January 31, 2023. This slight increase in cash provided by financing activities was primarily due to a decrease of $4.5 million in cash used for deferred financing costs in the nine months ended January 31, 2023, and a $4.0 million change from book overdrafts, offset by an increase in cash used to repurchase shares of $5.0 million, and lower net borrowings in the nine months ended January 31, 2024.

In the nine months ended January 31, 2024, we increased our quarterly dividend to shareholders to $1.40 per share annualized versus $1.39 per share annualized in the prior year.
The following table summarizes the shares repurchased of Class A and Class B Common Stock for the nine months ended January 31, 2024 and 2023 (shares in thousands):

	Nine Months Ended January 31,
	2024	2023
Shares repurchased – Class A	870	539
Shares repurchased – Class B	2	1
Average price – Class A and Class B	$33.24	$44.47

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

On an annual basis, a hypothetical one percent change in interest rates for the $357.4 million of unhedged variable rate debt as of January 31, 2024 would affect net income and cash flow by approximately $2.7 million.
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
During the three months ended January 31, 2024, we recorded foreign currency translation gains in Accumulated other comprehensive loss, net of tax of approximately $25.1 million primarily as a result of the fluctuations of the US dollar relative to the British pound sterling and, to a lesser extent, the euro. During the nine months ended January 31, 2024, we recorded foreign currency translation gains in Accumulated other comprehensive loss, net of tax of approximately $2.4 million, primarily as a result of the fluctuations of the US dollar relative to the British pound sterling, partially offset by fluctuations of the US dollar relative to the euro.
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
The reserves are reflected in the following accounts of our Unaudited Condensed Consolidated Statements of Financial Position:

	January 31, 2024	April 30, 2023
Increase in Inventories, net	$7,718	$6,923
Decrease in Accrued royalties	$(3,162)	$(3,240)
Increase in Contract liabilities	$25,851	$24,582
Print book sales return reserve net liability balance	$(14,971)	$(14,419)
A one percent change in the estimated sales return rate could affect net income by approximately $1.2 million. A change in the pattern or trends in returns could affect the estimated allowance.
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

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. No single book customer accounts for more than 7% of total consolidated revenue and 19% of accounts receivable at January 31, 2024. The top 10 book customers account for approximately 12% of total consolidated revenue and approximately 36% of accounts receivable at January 31, 2024.
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

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no significant developments related to legal proceedings during the three months ended January 31, 2024. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2023 Note 16, “Commitment and Contingencies”.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, that if they were to occur, could materially adversely affect our businesses, consolidated financial condition, and results of operations. For a discussion of our risk factors, refer to Item 1A. “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended April 30, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended January 31, 2024, we made the following purchases of Class A and Class B Common Stock under our publicly announced stock repurchase programs:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program	Maximum Dollar Value of Shares that May be Purchased Under Additional Plans or Programs (Dollars in millions)
November 2023	—	$—	—	—	$140.0
December 2023	118,350	32.21	118,350	—	136.2
January 2024	85,259	31.52	85,259	—	133.5
Total	203,609	$31.92	203,609	—	$133.5

ITEM 5. OTHER INFORMATION
Directors and Executive Officers Trading Arrangements
During the period covered by this Quarterly Report on Form 10-Q, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

INDEX
Amendment to Bylaws
On December 13, 2023, the Board of Directors (Board) of John Wiley & Sons, Inc. (Company) approved the amendment and restatement of the Company’s Bylaws (Amended & Restated Bylaws), thereby amending and restating the Company’s existing bylaws, dated September 20, 2007 (Existing Bylaws). The Amended & Restated Bylaws became effective as of the date approved by the Board, and include:
•revisions to the procedural and disclosure requirements for director nominees nominated by shareholders, including a requirement to provide completed and signed questionnaires;
•revisions to the procedural and disclosure requirements for shareholders intending to nominate directors or propose other business (other than proposals to be included in the Company’s proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (Exchange Act)) at annual or special meetings of shareholders pursuant to the advance notice provisions, including without limitation, to:
▪require nomination notices or proposals of other business to be delivered within a window of not less than 120 days and no more than 150 calendar days in advance of the date in the then current year corresponding to the previous year’s annual meeting of shareholders;
▪information and certifications to be provided in connection with solicitations subject to Rule 14a-19 promulgated under the Exchange Act (i.e., universal proxy card rules);
•require that a shareholder directly or indirectly soliciting proxies from other shareholders use a proxy card color other than white;
•updates to conform and/or reflect changes in the New York Business Corporation Law (NYBCL) that have occurred since the Existing Bylaws were adopted, including:
◦the manner in which meetings of shareholders and directors may be held (i.e., via a virtual meeting);
◦the manner in which a meeting of shareholders may be waived or adjourned;
•establish emergency bylaws, which are intended to grant the Board powers to continue its operations during an emergency, such as an earthquake, fire, hurricane, tornado, flood, pandemic, or terrorist attack on the United States, even when certain requirements under state law or the organizational documents cannot be met;
•revisions to clarify when directors can be removed with and without cause;
•revisions to designate (i) the courts in the state of New York as the exclusive forum for the resolution of any derivative actions, actions asserting claims of breach of fiduciary duties, actions arising pursuant to the NYBCL, the Company’s Certificate of Incorporation or the Amended and Restated By-laws, or actions asserting claims governed by the internal affairs doctrine, and (ii) U.S. federal district courts as the exclusive forum for resolution of actions asserting claims arising under the Securities Act of 1933, as amended; and
•procedural revisions to the indemnification provisions for the Company’s officers and directors.

The foregoing description of the Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

INDEX
ITEM 6. EXHIBITS

Articles of Incorporation and By-Laws
3.1	Amended and Restated By-Laws effective December 13, 2023 (incorporated by reference to Form 8-K dated December 19, 2023).

Material Contracts
10.1*	Separation and Release Agreement, dated October 12, 2023 between Brian A. Napack, President and Chief Executive Officer, and the Company. ●

10.2*	Separation and Release Agreement, dated November 15, 2023 between Matthew Leavy, Executive Vice President, Operations, and the Company. ●

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Inline XBRL
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: March 8, 2024