Form 10-K
period 2024-04-30
JOHN WILEY & SONS, INC.
filed 2024-06-26
CIK 107140

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: April 30, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, October 31, 2023, was approximately $1,286 million. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant’s Class A and Class B Common Stock as of May 31, 2024 was 45,434,465 and 8,990,760 respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on September 26, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Index
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2024

Index
Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition, and results of operations. The Securities and Exchange Commission (SEC) encourages companies to disclose forward-looking information so that investors can better understand a company’s prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will,” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, anticipated restructuring charges and savings, operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those described in any forward-looking statements. Any such forward-looking statements are based upon many assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond our control, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment by Wiley in new technologies and products; (ii) subscriber renewal rates for our journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the seasonal nature of our educational business and the impact of the used book market; (vii) worldwide economic and political conditions; (viii) our ability to protect our copyrights and other intellectual property worldwide; (ix) our ability to successfully integrate acquired operations and realize expected opportunities; (x) the ability to realize operating savings over time and in fiscal year 2025 in connection with our multiyear Global Restructuring Program and planned and completed dispositions; (xi) the possibility that the divestitures will not be pursued, failure to obtain necessary regulatory approvals or required financing or to satisfy any of the other conditions to planned dispositions; (xii) cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business; (xiii) as a result of acquisitions, we have and may record a significant amount of goodwill and other identifiable intangible assets and we may never realize the full carrying value of these assets; (xiv) our ability to leverage artificial intelligence technologies in our products and services, including generative artificial intelligence, large language models, machine learning, and other artificial intelligence tools; and (xv) other factors detailed from time to time in our filings with the SEC. We undertake no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

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

The performance metric used by our chief operating decision maker to evaluate performance of our reportable segments is Adjusted Operating Income. We present both Adjusted Operating Income and Adjusted EBITDA for each of our reportable segments as we believe Adjusted EBITDA provides additional useful information to certain investors and financial analysts for operational trends and comparisons over time. It removes the impact of depreciation and amortization expense, as well as presents a consistent basis to evaluate operating profitability and compare our financial performance to that of our peer companies and competitors.
For example:
•Adjusted EPS, Adjusted Revenue, Adjusted Operating Income, Adjusted Income Before Taxes, Adjusted Income Tax Provision, Adjusted Effective Tax Rate, Adjusted EBITDA, and organic revenue (excluding acquisitions) provide a more comparable basis to analyze operating results and earnings and are measures commonly used by shareholders to measure our performance.
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
Wiley is one of the world’s largest publishers and a global leader in research and learning. The Company's content, services, platforms, and knowledge networks are tailored to meet the evolving needs of its customers and partners, including researchers, students, instructors, professionals, institutions, and corporations. Wiley empowers knowledge seekers to transform today’s biggest obstacles into tomorrow’s brightest opportunities. For more than two centuries, the Company has been delivering on its timeless mission to unlock human potential. Wiley is a predominantly digital company with over 83% of its revenue for fiscal year 2024 generated by digital products and services excluding the Held for Sale or Sold segment revenue. For fiscal year 2024, 48% of revenue excluding the Held for Sale or Sold segment revenue is recurring which includes revenue that is contractually obligated or set to recur with a high degree of certainty.
On June 1, 2023, Wiley’s Board of Directors approved a plan to divest certain businesses that we determined are non-core businesses. Those businesses are University Services, Wiley Edge, and CrossKnowledge. On January 1, 2024 we completed the sale of University Services. The sale of Wiley Edge, with the exception of its India operation, was completed on May 31, 2024. The sale of Wiley Edge’s India operation will be finalized later in calendar year 2024. We expect to complete the sale of CrossKnowledge by the second quarter of fiscal year 2025. As a result, in the three months ended July 31, 2023 we reorganized our segments and our new structure consists of three reportable segments which includes Research (no change), Learning, and Held for Sale or Sold, as well as a Corporate expense category (no change). Prior period segment results have been recast to the new segment presentation. There were no changes to our consolidated financial results.
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
Through the Research segment, we provide peer-reviewed scientific, technical, and medical (STM) publishing, content platforms, and related services to academic, corporate, and government customers, academic societies, and individual researchers. The Learning segment provides scientific, professional, and education print and digital books, digital courseware to libraries, corporations, students, professionals, and researchers, as well as assessment services to businesses and professionals. Our operations are primarily located in the United States (US), United Kingdom (UK), India, Sri Lanka, and Germany. In the year ended April 30, 2024, approximately 47% of our consolidated revenue was from outside the US.
Wiley’s business strategies are tightly aligned with healthy solid growth trends, including ever-increasing global research and development (R&D) spend leading to consistent growth in scientific research output, the transition to open research, and the increasing application of new knowledge into solutions to solve real world problems. These strategies include driving publishing output to meet the global demand for peer-reviewed research and expanding platform and service offerings for corporations and societies. Learning strategies include selectively scaling high-value digital content, courseware, and assessments where the Company sees opportunity. We continue to implement strategies to efficiently and effectively manage print revenue declines while driving growth in our digital lines of business.

Index
Business Segments
We report financial information for the following reportable segments, as well as a Corporate expense category, which includes certain costs that are not allocated to the reportable segments:
•Research
•Learning
•Held for Sale or Sold
Research:
Research’s mission is to support researchers, professionals and learners in the discovery and use of research knowledge to help them achieve their goals. Research provides scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Journal publishing categories include the physical sciences and engineering, health sciences, social sciences and humanities, and life sciences. Research customers include academic, corporate, government, and public libraries, funders of research, researchers, scientists, clinicians, engineers and technologists, scholarly and professional societies, and students and professors. Research products are sold and distributed globally through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, and other customers. Publishing centers include Australia, China, Germany, India, the UK, and the US. Research revenue accounted for approximately 56% of our consolidated revenue in the year ended April 30, 2024, with a 31.8% Adjusted EBITDA margin. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section “Segment Operating Results” of this Annual Report on Form 10-K for further details and for the reconciliation of Adjusted Operating Income to Adjusted EBITDA. For fiscal year 2024, approximately 96% of Research revenue is generated by digital and online products, and services.
Research revenue by product type includes Research Publishing and Research Solutions. The graphs below present revenue by product type for the years ended April 30, 2024 and 2023:
2024
2023
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
Research Publishing
Research Publishing generates the majority of its revenue from contracts with its customers in the following revenue streams:
•Journal Subscriptions (“pay to read”), Transformational Agreements (“pay to read and publish”), and Open Access (“pay to publish”)
•Licensing, Backfiles, and Other.

Index
Journal Subscriptions, Transformational Agreements, and Open Access
As of April 30, 2024, we publish over 1,900 academic research journals. We sell journal subscriptions directly to thousands of research institutions worldwide through our sales representatives, indirectly through independent subscription agents, through promotional campaigns, and through memberships in professional societies for those journals that are sponsored by societies. Journal subscriptions are primarily licensed through contracts for digital content available online through our Wiley Online Library platform. Contracts are negotiated by us directly with customers or their subscription agents. Subscription periods typically cover calendar years. Subscription revenue is generally collected in advance. Approximately 53% of Journal Subscription revenue is derived from publishing rights owned by Wiley. Long-term publishing alliances also play a major role in Research Publishing’s success. Approximately 47% of Journal Subscriptions revenue is derived from publication rights that are owned by professional societies and other publishing partners such as charitable organizations or research institutions and are published by us pursuant to long-term contracts or owned jointly with such entities. These alliances bring mutual benefit: The partners gain Wiley’s publishing, marketing, sales, and distribution expertise, while Wiley benefits from being affiliated with prestigious organizations and their members. Societies that sponsor or own such journals generally receive a royalty and/or other financial consideration. We may procure editorial services from such societies on a prenegotiated fee basis. We also enter into agreements with outside independent editors of journals that define their editorial duties and the fees and expenses for their services. Contributors of articles to our journal portfolio transfer publication rights to us or a professional society, as applicable. We publish the journals of many prestigious societies, including the American Cancer Society, the American Heart Association, the American Anthropological Association, the American Geophysical Union, and the German Chemical Society.
Wiley Online Library, which is delivered through our LiteratumTM platform, provides the user with intuitive navigation, enhanced discoverability, expanded functionality, and a range of personalization options. Access to abstracts is free and full content is accessible through licensing agreements or as individual article purchases. Large portions of the content are provided free or at nominal cost to developing nations through partnerships with certain nonprofit organizations. Our online publishing platforms provide revenue growth opportunities through new applications and business models, online advertising, deeper market penetration, and individual sales and pay-per-view options.

Wiley’s performance in the 2022 release of Clarivate Analytics’ Journal Citation Reports (JCR) remains strong, maintaining its top 3 position in terms of citations received and sits in 4th place for journals indexed and articles published. Wiley has 7% of titles, 8% of articles, and 11% of citations.
A total of 1,562 Wiley journals were included in the reports. Wiley journals ranked #1 in 34 categories across 28 of its titles and achieved 384 top-10 category rankings.
The annual JCR are one of the most widely used sources of citation metrics used to analyze the performance of peer-reviewed journals. The most prominent of these metrics, the Impact Factor, is based on the frequency with which an average article is cited in the JCR report year. Alongside other metrics, this makes it an important tool for evaluating a journal’s impact on ongoing research.
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

Index
The second offering of the Open Access model is a growing portfolio of fully open access journals, also known as Gold Open Access Journals. All Open Access articles are subject to the same rigorous peer-review process applied to our subscription-based journals. As with our subscription portfolio, a number of the Gold Open Access Journals are published under contract for, or in partnership with, prestigious societies, including the American Geophysical Union, the American Heart Association, and the British Ecological Society. The Open Access portfolio spans life, physical, medical, and social sciences and includes a choice of high impact journals and broad-scope titles that offer a responsive, author-centered service.
Transformational agreements (“read and publish”) is an innovative model that blends Journal Subscription and Open Access offerings. Essentially, for a single fee, a national or regional consortium of libraries pays for and receives full read access to our journal portfolio and the ability to publish under an open access arrangement. Like subscriptions, transformational agreements involve recurring revenue under multiyear contracts. Transformational models accelerate the transition to open access while maintaining subscription access.
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
Research Solutions
Research Solutions business generate revenue by providing platform and services to corporations and societies through various products that help them attract and retain customer base.

Platform and workflow solutions for societies and publishers include production and content hosting, submissions and peer review support, editorial and copyediting services. LiteratumTM, our online publishing platform for societies and other research publishers, delivers integrated access to more than 10 million articles from approximately 2,100 publishers and societies, as well as over 28,000 online books and hundreds of multivolume reference works, laboratory protocols and databases.

We generate advertising revenue from print and online journal subscription and controlled circulation products, our online publishing platform, LiteratumTM, online events such as webinars and virtual conferences, community interest websites such as analyticalscience.wiley.com, and other websites. Journal and article reprints are primarily used by pharmaceutical companies and other industries for marketing and promotional purposes. Our recruitment platform and services business provide platform licensing and full-service career site management by building custom sites for corporations and societies.
Learning:
Our Learning segment includes Academic and Professional, whose products and services include scientific, professional, and education print and digital books, and digital courseware to support libraries, corporations, students, professionals, and researchers, as well as learning, development, publishing, and assessment services for businesses and professionals. Communities served include business, finance, accounting, management, leadership, technology, behavioral health, engineering/architecture, science and medicine, and education. Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks and other online applications. Products are sold to brick-and-mortar and online retailers, wholesalers who supply such bookstores, college bookstores, individual practitioners, corporations, and government agencies.

Index
Publishing centers include Australia, Germany, India, the UK, and the US. Learning accounted for approximately 31% of our consolidated revenue in the year ended April 30, 2024, with a 34.9% Adjusted EBITDA margin. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section “Segment Operating Results” of this Annual Report on Form 10-K for further details and for the reconciliation of Adjusted Operating Income to Adjusted EBITDA. For fiscal year 2024, approximately 59% of Learning revenue is from digital and online products and services.
Learning revenue by product type includes Academic and Professional. The graphs below present revenue by product type for the years ended April 30, 2024 and 2023:
2024
2023
Key strategies for the Learning business include selectively scaling high-value digital content, courseware, and assessments where the Company sees opportunity. We continue to implement strategies to efficiently and effectively manage print revenue declines while driving growth in our digital lines of business.
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
We have an agreement to outsource our US-based book distribution operations to Cengage Learning, with the continued aim of improving efficiency in our distribution activities and moving to a more variable cost model. As of April 30, 2024, we had one global warehousing and distribution facility remaining, which is in the UK.
Book sales for Learning are generally made on a returnable basis with certain restrictions. We provide for estimated future returns on sales made during the year based on historical return experience and current market trends.
Academic
Academic generates the majority of its revenue from contracts with its customers in the following revenue streams:
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
Scientific, Technical, and Medical (STM) books (Reference) are sold and distributed globally in digital and print formats through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, bookstores, online booksellers, and other customers.
We develop content in a digital format that can be used for both digital and print products, resulting in productivity and efficiency savings and enabling print-on-demand delivery. Book content is available online through Wiley Online Library (delivered through our LiteratumTM platform), WileyPLUSTM, zyBooks®, alta®™, and other proprietary platforms. Digital books are delivered to intermediaries, including Amazon, Apple, and Google, for sale to individuals in various industry-standard formats. These are now the preferred deliverable for licensees of all types, including foreign language publishers. Digital books are also licensed to libraries through aggregators. Specialized formats for digital textbooks go to distributors servicing the academic market, and digital book collections are sold by subscription through independent third-party aggregators servicing distinct communities. Custom deliverables are provided to corporations, institutions, and associations to educate their employees, generate leads for their products, and extend their brands. Digital content is also used to create online articles, mobile apps, newsletters, and promotional collateral. Continually reusing content improves margins, speeds delivery, and helps satisfy a wide range of evolving customer needs. Our online presence not only enables us to deliver content online, but also to sell more books. The growth of online booksellers benefits us because they provide unlimited virtual “shelf space” for our entire backlist. Publishing alliances and franchise products are important to our strategy. Education and STM publishing alliance partners include IEEE, American Institute of Chemical Engineers, and many others. The ability to join Wiley’s product development, sales, marketing, distribution, and technology with a partner’s content, technology, and/or brand name has contributed to our success.
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
Licensing and Other
We also engage in co-publishing titles with international publishers and receive licensing revenue from photocopies, reproductions, translations, and digital uses of our content.
Professional
Professional generates the majority of its revenue from contracts with its customers in the following revenue streams:
•Print and Digital Publishing
•Assessments
•Licensing and Other

Index
Print and Digital Publishing
Professional books, which include business and finance, technology, professional development for educators, and other professional categories, as well as the DummiesTM brand, are sold to brick-and-mortar and online retailers, wholesalers who supply such bookstores, college bookstores, individual practitioners, corporations, and government agencies. We employ sales representatives who call upon independent bookstores, national and regional chain bookstores, wholesalers, and corporations globally. Sales of professional books also result from direct marketing outreach, conferences, and other industry-relevant outreach.
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
Assessments
Our assessments offerings include high-demand soft-skills training solutions that are delivered to organizational clients and their employees through online digital delivery platforms, either directly or through an authorized distributor network of independent consultants, trainers, and coaches. Wiley’s branded assessment solutions include Everything DiSC®, The Five Behaviors® based on Patrick Lencioni’s perennial bestseller The Five Dysfunctions of a Team, and Leadership Practices Inventory® from Kouzes and Posner’s bestselling The Leadership Challenge, as well as PXT Select®™, a pre-hire selection tool. Our solutions help organizations hire and develop effective managers, leaders, and teams.
Licensing and Other
Licensing and distribution services are made available to other publishers under agency arrangements. Wiley also realizes advertising revenue from branded websites (e.g., Dummies.com) and online applications.
Held for Sale or Sold:
Our Held for Sale or Sold segment consists of University Services, Wiley Edge, CrossKnowledge and other businesses sold in fiscal years 2024 and 2023. Held for Sale or Sold accounted for approximately 13% of our consolidated revenue in the year ended April 30, 2024, with a 12.6% Adjusted EBITDA margin. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section “Segment Operating Results” of this Annual Report on Form 10-K for further details and for the reconciliation of Adjusted Operating Income to Adjusted EBITDA.
University Services
On January 1, 2024, we completed the sale of University Services, and this business previously offered institutions and their students a rich portfolio of education technology, and student and faculty support services, allowing the institutions to reach more students online with their own quality academic programs.
Wiley Edge
The sale of Wiley Edge, with the exception of its India operation, was completed on May 31, 2024. The sale of Wiley Edge’s India operation will be finalized later in calendar year 2024.Wiley Edge sources, trains, and prepares aspiring students and professionals to meet the skill needs of today’s technology and banking services careers, and then places them with some of the world’s largest financial institutions, technology companies, and government agencies.
CrossKnowledge
We also offer online learning and training solutions for global corporations and small and medium-sized enterprises, which are sold on a subscription or fee basis. Learning experiences, formats, and modules on topics such as leadership development, value creation, client orientation, change management, and corporate strategy are delivered on a cloud-based CrossKnowledge Learning Management System (LMS) platform that hosts more than 20,000 content assets (videos, digital learning modules, written files, etc.) in 18 languages. We expect to complete the sale of CrossKnowledge by the second quarter of fiscal year 2025.

Index
Human Capital
As of April 30, 2024, we employed approximately 6,400 colleagues worldwide, including approximately 870 placement candidates in the Wiley Edge product offering.

We view our colleagues as one of our most significant assets and investments to deliver on our mission to unlock human potential and to champion and advocate for our customers who want to make impacts in their fields, their workplaces, and their lives, through knowledge creation, use and dissemination. Our success depends on our ability to develop, attract, reward, and retain a diverse population of talented, qualified, and highly skilled colleagues at all levels of our organization and across our global workforce so that they can deliver on our promise to our customers to clear the way to their successes. This includes programs, policies, and initiatives that promote inclusion and belonging with equity at the core; talent acquisition; ongoing employee learning and development; competitive compensation and benefits; health and well-being; and emphasis on employee satisfaction and engagement.
Our culture differentiates us as an organization and our core values define how we work together. We ask colleagues to embody our three values—Learning Champion, Needle Mover, and Courageous Teammate—and assess their performance against these in addition to what they achieve against their goals. These values define who we are as a company and what we stand for.
Our human capital metrics summary (excluding placement candidates in Wiley Edge) as of April 30, 2024:

CATEGORY		METRIC
EMPLOYEES	By Region	Americas	39%
		APAC	23%
		EMEA	38%
DIVERSITY AND INCLUSION	Global Gender Representation	% Female Colleagues	57%
		% Female Senior Leaders (Vice President and above)	43%
	US Person of Color (POC) Representation*	% POC	27%
		% POC Senior Leaders (Vice President and above)	17%
* US POC includes employees who self-identify as Hispanic or Latino, Black or African American, Asian, American Indian or Alaskan Native, Native Hawaiian or other Pacific Islander, Other, or two or more races.
Health & Well-Being
Colleague well-being is at the core of our business, as it is critical we provide tools and resources to help colleagues and their families be healthy, and an environment that allows us to be at our best at work and in life. From a global paid parental leave to apps that support mental health, we provide the tools and resources that meet the needs of our colleagues in maintaining and achieving healthy physical, emotional, social, and financial well-being.
We believe that Wiley’s best work will be done in a flexible workplace which consists of a careful blend of flexible, digitally enabled remote work and purposeful in-person connection and collaboration (Global Work Model). As we continue to evolve Wiley’s Global Work Model we remain committed to providing our colleagues flexibility while embracing opportunities to come together for meaningful connections. Our approach is intended to support well-being, while maintaining a culture of innovation and creating an equitable experience for all colleagues.
Inclusion and belonging are foundational to our strategy. We believe that an inclusive culture is fundamental to our colleagues’ talent experience. When colleagues feel included and valued, they are more likely to be engaged, productive, and innovative. An inclusive culture also helps to ensure that everyone has an equal opportunity to impact and contribute at Wiley. By prioritizing inclusion and belonging, we can create a more innovative, productive, and engaged workforce that benefits everyone.

Index
We are focused on four diversity, equity, and inclusion (DEI) Strategic Pillars—Fostering an Inclusive Community, Enhancing our Foundation, Understanding our People, and Creating Impact Through our Business.

These pillars reflect our DEI near-term priorities to propel a sustainable, inclusive organization that embodies inclusion and equity throughout our policies, programs, and processes, and fosters an inclusive culture that celebrates the unique contributions of our colleagues and supports human connectivity. In addition, we develop partnerships and launch pilot programs to support communities that are underrepresented in higher education, the workforce, and the field of publishing.

Our Employee Resource Groups help amplify our DEI priorities through learning, community engagement, and allyship and advocacy. As a member of the CEO Action for Diversity and Inclusion, Wiley demonstrates its commitment to sustained, concrete actions that advance inclusive thinking, behavior, and business practices in the workplace.
Careers & Engagement
Investment in colleague development and growth for current and future roles is central to our culture. Our goal is to provide colleagues with learning opportunities and experiences during their journey at Wiley. We help colleagues upskill and thrive by leveraging the power of our internal products and tapping into our external partnerships. We focus on delivering quality curated resources, customized learning paths, and comprehensive development programs. We offer interactive development programs that allow our colleagues to share lessons learned, adopt best practices, and have interactive opportunities with their peers. Through our internal development programs, our colleagues get practical advice on updating their internal resumes and honing their interviewing skills and have career conversations with our Talent team. Leveraging Wiley's Everything DiSC assessment tools and resources, our colleagues can better understand themselves and others, creating a common language that makes interactions more collaborative and effective.
Through our Pay@Wiley journey, we continue to enhance our colleague and manager understanding of pay through our education programs and raised transparency by sharing segment in range and publishing our first global equitable pay study. Recognizing the great work our colleagues do is an important part of our culture. We continue to use Achievers, as our recognition platform that is designed so our colleagues can recognize each other to create a culture of recognition and celebrate success. In fiscal year 2024, we had over 32,000 recognitions.
We conduct a talent review annually, focusing on high-performing and high-potential talent, diversity, and succession for our most critical roles. We are committed to identifying, growing, and retaining top talent and ensuring we have the right skills for the future. We establish key development action planning opportunities for each colleague to build bench strength and review development progress and mobility regularly.
Environment
Wiley is committed to environmental sustainability as an integral part of its operations and corporate strategy. Our environmental strategy is underpinned by our dedication to reducing greenhouse gas emissions, developing partnerships to advance environmental action, and enhancing environmental stewardship across our value chain.
Wiley, which for three consecutive years beginning in February 2021 was a CarbonNeutral® certified company across our global operations, has shifted the priority of our climate strategy to achieving net-zero emissions. Our science-based targets, validated by the Science Based Targets initiative (SBTi), aims to reduce emissions across Scopes 1, 2, and 3, with a long-term goal to achieve net-zero emissions by 2040. Several of our owned and leased offices, distribution center, and warehouse locations already use renewable electricity and for the remainder we purchase Energy Attribute Certificates (EACs). We are responding to the SBTi’s urgent call for corporate climate action by aligning with 1.5°C and net-zero through the Business Ambition for 1.5°C campaign.
Our environmental strategy is also focused on sustainable publishing practices, optimizing resource use, and promoting digital products to minimize our environmental impact. We proactively seek to acquire content to publish that supports the UN Sustainable Development Goals. We work to reduce print production and consumption through our products wherever possible, avoid excess inventory through print-on-demand and zero-inventory model distribution, and encourage digital adoption. We are actively engaging with our suppliers and have begun implementing measures to ensure our subcontractors who assist us in providing material aspects of the products and services are held to the same high standards as we hold ourselves. We are reducing our physical office footprint and working to ensure responsible energy consumption. Our commitment to sustainability is supported by our publicly available Environmental Policy and our Paper Selection and Use Policy.

Index

This evolving, comprehensive strategy reflects Wiley’s commitment to making positive impacts on environmental sustainability while continuing to deliver on its mission of empowering knowledge seekers worldwide.
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
Strategic Risks
We may not be able to realize the expected benefits of our growth strategies, which are described in Item 1. Business, which could adversely impact our consolidated financial position and results of operations.
For Research, we may not be able to drive publishing output to meet the global demand for peer-reviewed research nor expand platform and service offerings for corporations and societies. For Learning, we may not be able to scale high-value digital content, courseware, and assessments.
Divestitures could adversely affect our business and financial results and may introduce significant risks and uncertainties.
We continually evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. We initiated a strategic review of our non-core education businesses which has resulted in the ongoing divestiture of certain assets or businesses that no longer fit with our strategic direction or growth targets. Divestitures involve significant risks and uncertainties that could adversely affect our business, consolidated financial position and consolidated results of operations. These include, among others, the inability to find potential buyers on favorable terms, disruption to our business and/or diversion of management attention from other business concerns, the potential loss of key employees, difficulties in separating the operations of the divested business, and retention of certain liabilities related to the divested business. Significant time and expenses could be incurred to divest these non-core businesses which may adversely affect operations as dispositions may require our continued financial involvement, such as through transition service agreements, guarantees, and indemnities or other current or contingent financial obligations and liabilities.
Technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, cannibalization, legal and regulatory risks, and compliance costs.

Technological developments in artificial intelligence, including machine learning technology, large language models and generative artificial intelligence (collectively, “AI Technologies”) and their current and potential future applications, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict. AI Technologies could significantly disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the sale of new products leveraging AI Technologies may result in the cannibalization of sales for existing products, which may harm our results of operations.

We intend to seek to avail ourselves of the potential benefits, insights and efficiencies that are available through the use of AI Technologies, which presents a number of potential risks that cannot be fully mitigated. If the content, analyses, or recommendations that AI Technologies assist in producing are, or are alleged to be, deficient, inaccurate, biased, or otherwise problematic, our reputation may be adversely affected. In addition, the introduction of generative AI tools into our business may negatively impact our workplace culture and ability to attract and retain employees if generative AI tools are viewed as displacing workers.

Index
Generative AI also presents emerging legal and ethical issues, and terms governing the use of generative AI are subject to change. Accordingly, our use of, or perceptions of the way that we use, generative AI could adversely affect our business, brand, financial condition, or results of operations. There is also a risk that AI Technologies may be misused or misappropriated by our employees and/or third parties engaged.

Further, we may not be able to control how third-party AI Technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions.

Regulations related to AI Technologies may also impose on us certain obligations and costs related to monitoring and compliance. For example, in April 2023, the Federal Trade Commission, U.S. Department of Justice, Consumer Financial Protection Bureau, and U.S. Equal Employment Opportunity Commission released a joint statement on artificial intelligence demonstrating interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. In October 2023, the Presidential Administration signed an executive order that establishes new standards for AI safety and security. In addition to the U.S. regulatory framework, the EU introduced a new regulation applicable to certain AI Technologies and the data used to train, test and deploy them, which could impose significant requirements on both the providers and deployers of AI Technologies.

Our business may suffer if we cannot protect our intellectual property.
Our business depends on our intellectual property, including our valuable trademarks and copyrighted content. We believe the protection and monetization of our proprietary trademarks and copyrighted content, as well as other intellectual property, is critical to our continued success and our competitive position. Our ability to do so is subject to the inherent limitation in protections available under intellectual property laws in the United States and other applicable jurisdictions. Unauthorized parties could unlawfully misappropriate our brand, content, technology, and other intellectual property and may continue to do so, and the measures we have taken to protect and enforce our proprietary rights may not be sufficient to fully address or prevent all third-party infringement.
Advancements in technology, including advancements in generative AI technology, have made unauthorized copying and wide dissemination of unlicensed content easier. Detection of unauthorized use of our intellectual property and enforcement of our intellectual property rights have become more challenging, in part due to the increasing volume and sophistication of attempts at unauthorized use of our intellectual property, including from generative AI developers. As our business and the presence and impact of bad actors become more global in scope, we may not be able to protect our proprietary rights in a cost-effective manner in other jurisdictions. In addition, intellectual property protection may not be available in every country in which our products and services are distributed or made available through the internet.
If we are unable to protect and enforce our intellectual property rights, we may not succeed in realizing the full value of our assets, our business and profitability may suffer, and our brand may be tarnished by misuse of our intellectual property.
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

Index
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

Index
We cannot predict the effect of technological changes on our business. Failure to keep pace with these technological developments or otherwise bring to market products that reflect these technologies could have a material adverse impact on our overall business and results of operations. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, growth, and financial condition.

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
We are continually improving and upgrading our computer systems and software. We have recently initiated a multiyear enterprise modernization program which includes various projects including the consolidation and transformation of our Research publishing infrastructure, and the future implementation of an updated global enterprise resource planning (ERP) system to integrate and upgrade our operational and financial systems and processes. Implementation of this program and the related projects involves risks and uncertainties.
The risks associated with the transformation of our Research publishing infrastructure could include not realizing our projected business benefits of growing article submissions, reducing the time to publication, facilitating growth in open access with a modern open access payment infrastructure, and reducing the cost per article.
Any disruptions, delays, or deficiencies in the design or implementation of a new ERP system could result in increased costs, disruptions in operations, or delays in the collection of cash from our customers, as well as having an adverse effect on our ability to timely report our financial results, all of which could materially adversely affect our business, consolidated financial position, and results of operations. While we have contingency support available, any major disruptions, while unlikely, may require longer remediation time. This could impact our ability to process and fulfill orders for those businesses. We currently use a legacy platform with limited support for order management of the global Learning business. Any defects and disruptions in the legacy systems which cannot be addressed in a timely manner could impact our ability to process orders and reconcile financial statements. These legacy platforms are being evaluated as part of the recently initiated enterprise modernization program noted above.

Index
Cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect on our business, consolidated financial condition, and results of operations.
The cybersecurity risks we face range from cyberattacks common to most industries, such as the development and deployment of malicious software to gain access to our networks and attempt to steal confidential information, launch distributed denial of service attacks, or attempt other coordinated disruptions, to more advanced threats that target us because of our prominence in the global research and advisory field. Given that our employees work remotely, at least some of the time, which magnifies the importance of the integrity of our remote access security measures.
Like many multinational corporations, we, and some third parties upon which we rely, have experienced cyberattacks on our computer systems and networks in the past and may experience them in the future, likely with more frequency and sophistication and involving a broader range of devices and modes of attack, all of which will increase the difficulty of detecting and successfully defending against them. To date, none have resulted in any material adverse impact to our business, operations, products, services, or customers. Wiley has invested heavily in cybersecurity tools and resources to keep our systems safe. We have implemented various security controls to meet our security obligations, while also defending against constantly evolving security threats. Our security controls help to secure our information systems, including our computer systems, intranet, proprietary websites, email and other telecommunications and data networks, and we scrutinize the security of outsourced website(s) and service providers prior to retaining their services. However, the security measures implemented by us or by our outside service providers may not be effective, and our systems (and those of our outside service providers) may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, cyberattacks, computer viruses, power loss, or other disruptive events.
The security compliance landscape continues to evolve, requiring us to stay apprised of changes in cybersecurity, privacy laws and regulations, such as the following, but not limited to the European Union General Data Protection Regulation (GDPR), the California Consumer Privacy Act (CCPA), the Brazilian General Data Protection Law (LGPD), the Chinese Cybersecurity, Data Security and Personal Information Protection laws (PIPL). The United Kingdom ceased to be an EU Member State on January 31, 2020, but enacted the UK data protection law. It is unclear how UK data protection laws will continue to develop; however, contractual clauses have been established regulating data transfers to and from the United Kingdom. Some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

In addition to new and proposed data protection laws, we also stay apprised and adopt certain security standards required by our clients, such as International Organization for Standardization (ISO), National Institute of Standards and Technology (NIST) and Center for Internet Security (CIS). Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyberattacks and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers.

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

For more information regarding our process for identifying, assessing and managing material risks from cybersecurity threats, refer to Item 1C. Cybersecurity.

Index
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
We continue to restructure and realign our cost base with current and anticipated future market conditions, including our Global Restructuring Program. Significant risks associated with these actions that may impair our ability to achieve the anticipated cost savings or that may disrupt our business, include delays in the implementation of anticipated workforce reductions in highly regulated locations outside of the US, decreases in employee morale, the failure to meet operational targets due to the loss of key employees, and disruptions of third parties to whom we have outsourced business functions. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and consolidated financial position and results of operations could be adversely affected.
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

Index
In the third quarter of fiscal year 2023, due to the political instability and military actions between Russia and Ukraine, we made the decision to close our operations in Russia, which primarily consists of technology development resources. We were substantially complete with this closure as of April 30, 2023, except for the formal liquidation of our Russian legal entity, which we expect to complete in fiscal year 2025. This action did not materially impact our overall operations. Prior to the closure, the net assets of our Russian operations were not material to our overall consolidated financial position. We have customers in Russia, primarily for our Research offerings, which are not material to our overall consolidated results of operations. We do not have operations in Ukraine or Belarus, and the business conducted in those countries is also not material to our consolidated financial position and results of operations.

In our Research segment, approximately 28% of the articles we published in 2023 included a China based author. This compares to the industry percentage which is approximately 29% of articles published in 2023 which included a China based author. Any restrictions on exporting intellectual property could adversely affect our business and consolidated financial position and results of operations. Chinese governments and institutions are producing early warning lists of journals published by non-Chinese publishers that have high proportions of Chinese content which could have an impact on future article volumes.
In our journal publishing business, we have a trade concentration and credit risk related to subscription agents, and in our book business the industry has a concentration of customers in national, regional, and online book resellers. Changes in the financial position and liquidity of our subscription agents and customers could adversely impact our consolidated financial position and results of operations.
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
Subscription agents account for approximately 16% of total annual consolidated revenue and no one agent accounts for more than 10% of total annual consolidated revenue.
Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online book resellers. Although no book customer accounts for more than 6% of total consolidated revenue and 12% of accounts receivable at April 30, 2024, the top 10 book customers account for approximately 11% of total consolidated revenue and approximately 27% of accounts receivable at April 30, 2024.
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

Index
Financial Risks
Volatility in the financial markets and a related global economic downturn could impact our ability to access global credit markets and meet our future financing needs.
Changes in global financial markets have not had, nor do we anticipate they will have, a significant impact on our liquidity. We continue to believe that we have the ability to meet our financing needs for the foreseeable future. We typically generate significant operating cash flow from ongoing operations, continue to maintain available cash and other financial assets, retain access to the capital markets, and have available committed lines of credit through our syndicated credit agreement. As market conditions change, we will continue to monitor our liquidity position. However, there can be no assurance that our liquidity or our consolidated financial position and results of operations will not be adversely affected by possible future changes in global financial markets and global economic conditions. Unprecedented market conditions including illiquid credit markets, volatile equity markets, dramatic fluctuations in foreign currency and interest rates, and economic recession, could have a material adverse effect on our business and future results.
Fluctuations in foreign currency exchange rates and interest rates could materially impact our consolidated financial condition and results of operations.
Non-US revenues, as well as our substantial non-US net assets, expose our consolidated results to volatility from changes in foreign currency exchange rates. The percentage of consolidated revenue for the year ended April 30, 2024 recognized in the following currencies (on an equivalent US dollar basis) were approximately: 53% US dollar, 27% British pound sterling, 11% euro, and 9% other currencies. In addition, our floating interest rate loans and borrowings are subject to risk from changes in interest rates. We may, from time to time, use derivative instruments to hedge such risks. Notwithstanding our efforts to foresee and mitigate the effects of changes in external financial market or economic conditions, we cannot predict with certainty changes in foreign currency exchange rates and interest rates, inflation, or other related factors affecting our business, consolidated financial position, and results of operations.
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
As a result of acquisitions, we have and may record a significant amount of goodwill and other identifiable intangible assets, and we may never realize the full carrying value of these assets.
As a result of acquisitions, we recorded a significant amount of goodwill and other identifiable intangible assets. At April 30, 2024, we had $1,091.4 million of goodwill and $615.7 million of intangible assets, of which $119.4 million are indefinite-lived intangible assets, on our Consolidated Statements of Financial Position. The intangible assets are principally composed of content and publishing rights, customer relationships, brands and trademarks, and developed technology. Failure to achieve business objectives and financial projections could result in an asset impairment, which would result in a noncash charge to our consolidated results of operations. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and when events or changes in circumstances indicate that impairment may have occurred. Intangible assets with definite lives, which were $496.3 million at April 30, 2024, are tested for impairment only when events or changes in circumstances indicate that an impairment may have occurred. Determining whether an impairment exists can be difficult as a result of increased uncertainty and current market dynamics and requires management to make significant estimates and judgments. A noncash intangible asset impairment charge could have a material adverse effect on our consolidated financial position and results of operations. See Note 11, “Goodwill and Intangible Assets” for further information related to goodwill and intangible assets, and the impairment charges recorded in the years ended April 30, 2024 and 2023.

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
We are subject to tax laws in the jurisdictions where we conduct business, including the US and many foreign jurisdictions. Wiley’s future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, the result of audits of previously filed tax returns, or changes in liabilities for uncertain tax positions, the cost of repatriation, or changes in tax laws and regulations and the interpretations thereof in the jurisdictions where we operate.

Index
A number of international legislative and regulatory bodies have proposed legislation and begun investigations of the tax practices of multinational companies and, in the European union the tax policies of certain European Union member states. One of these efforts has been led by the Organization for Economic Co-operation and Development (OECD), which has finalized recommendations to revise corporate tax, transfer pricing, and tax treaty provisions in member countries. On December 15, 2022, European Union member states unanimously adopted the Minimum Tax Directive ensuring a global minimum level of taxation for multinational companies. The enactment of this and the heightened interest in and taxation of large multinational companies increase tax uncertainty and could ultimately have a material effect on our effective tax rate, income tax expense, net income, or cash flows.
On August 16, 2022, the Inflation Reduction Act of 2022 was enacted into law in the United States, which, among other things, created a new corporate alternative minimum tax of 15% for certain corporations and a 1% excise tax on stock repurchases made by publicly traded US companies after December 31, 2022. In addition, there are proposals to increase the rate and otherwise change US tax laws, which could significantly increase the Company’s tax rate. Given the unpredictability of possible further changes to, and the potential interdependency of, the United States or foreign tax laws and regulations, it is difficult to predict the cumulative effect of such laws and regulations on Wiley’s results of operations.
We are also subject to potential taxes in jurisdictions where we have sales even though we do not have a physical presence. These potential taxes could have an impact on our consolidated financial position and results of operations as substantially all our taxable income is earned outside the US. In addition, we are subject to examination by tax authorities and although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals and could have a material impact on our consolidated financial position and results of operations.
Our intellectual property rights may not be protected, which could adversely affect our consolidated financial position and results of operations.
A substantial portion of our publications are protected by copyright, held either in our name, in the name of the author of the work, or in the name of a sponsoring professional society. Such copyrights protect our exclusive right to publish the work in many countries abroad for specified periods, in most cases the author’s life plus 70 years. Our ability to continue to achieve our expected results depends, in part, upon our ability to protect our intellectual property rights. Our consolidated financial position and results of operations may be adversely affected by lack of legal and/or technological protections for its intellectual property in some jurisdictions and markets.
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
If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.
General Risks
Global economic, market, public health and geopolitical conditions or other events could negatively impact our consolidated financial positions and results of operations.
We are exposed to risks and uncertainties caused by factors beyond our control, including global economic, public health and geopolitical conditions. These include economic weakness, softness in consumer and corporate spending, uncertainty and volatility, including the potential for a recession; a competitive labor market and evolving workforce expectations; inflation, rising interest rates; public health crisis, including pandemics; financial stability of the banking industry, and political and sociopolitical uncertainties and conflicts. The potential escalation of trade tensions between the US and China could slow down China's economy, which could impact Research Publishing, accelerate China's move towards Transformational Agreements, lead to caps on APCs and/or pressure to publish in non-US journals, and increase risks related to exchange rate fluctuations. These factors may result in declines and/or volatility in our results or stock price. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Our business could also be impacted by volatility caused by geopolitical events, such as the conflict in Ukraine. In addition, the actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as COVID-19, could also materially and adversely affect our results. The future impact that global economic, public health and geopolitical conditions will have on our business operations and financial results is uncertain and will depend on numerous evolving factors and developments that we are not able to reliably predict or mitigate. It is also possible that these conditions may impact other risks discussed in this section.

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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Risk Management and Strategy

Wiley is committed to maintaining robust cybersecurity practices to safeguard our operations, data, and stakeholders’ interests. We monitor our cybersecurity landscape and adapt our strategies and governance practices to mitigate risks in this rapidly evolving area.

Wiley adopted the National Institute of Standards and Technology Cybersecurity Framework (NIST-CSF), as a guide for its cybersecurity program to establish, and maintain a continuous improvement process for identifying, assessing, and managing cyber risks and cyber-related threats. The framework’s key domains of identify, protect, detect, respond, recover and governance encompass specific controls to be established and maintained by an organization. Wiley’s controls are monitored and tested on a continuous basis by an external third-party to assess the effectiveness of our cyber program.

We maintain a cybersecurity risk management program that is designed to identify, assess, manage, and mitigate cybersecurity risks and provides a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers. To secure our technology environment, our organization leverages the latest software and security capabilities with a defense-in-depth and layered strategy. We deploy endpoint detection and response, network anomaly detection, and multi-factor authentication across most of our environment. We engage with various third-party consultants as well as utilize various threat intelligence services to assist in our oversight and to identify risks. We require employees with access to our information systems, including all corporate employees and consultants, to undertake annual data protection and cybersecurity training and ongoing phishing simulation exercises.

Based on the information we have as of the date of this Annual Report on Form 10-K, we do not believe that any cybersecurity incident experienced by the Company has materially affected or is reasonably likely to materially affect Wiley, including our business strategy, results of operations or financial condition. For additional information about cybersecurity risks, see Item 1A. “Risk Factors.”

Governance

Our Board is responsible for the overall oversight of our enterprise risk management. The Board receives regular updates on the key risks to the organization on a quarterly basis. The Board has delegated oversight of cybersecurity risks to the Audit Committee.The Audit Committee receives quarterly cybersecurity updates from the Company’s Chief Information Security Officer (CISO), which includes updates on the Company’s cybersecurity policies and strategies, cyber risks and threats, the status of projects designed to continuously improve the Company’s information security systems, assessments of the Company’s security program, employee training and awareness programs, emerging threat landscape and engagement with external cybersecurity experts and advisors, as needed.

Index
The Company also holds an annual cybersecurity educational session and updates both the Audit Committee and the Digital Product and Technology Committee, which oversees the Company's digital product and services and technology strategies, initiatives and investments. The annual session is dedicated to the Enterprise Security Compliance and Data Protection program, which features perspectives on the status of Wiley’s Cybersecurity Program, including related policies, procedures and practices and emerging trends in the cybersecurity space from the Company’s CISO complemented by an outside expert.

Management’s Role

Management is responsible for day-to-day risk management activities, including identifying and assessing cybersecurity risks, establishing processes to ensure that potential cybersecurity risk exposures are monitored, implementing appropriate mitigation or remediation measures and maintaining cybersecurity programs. Risk mitigation strategies and key performance indicators are defined, and tracked, as part of the quarterly internal reporting. The Enterprise Security, Compliance and Data Protection team consists of subject matter experts in the field on Information Security, Risk Management Compliance and Data Protection. Our Security, Compliance and Data Protection teams monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents through a variety of technical and operational measures, and regularly report to our CISO. Our CISO is part of the senior management team and regularly updates the Audit Committee on the company’s cybersecurity program, including cybersecurity risks, incidents, and mitigation strategies.

The Security, Compliance and Data Protection team is led by the CISO who has 25 years in business risk management and cybersecurity and reports to the Chief Information Officer (CIO) who has over 25 years in information technology and security roles. The Security, Compliance and Data Protection team has established processes and procedures that guide and enable continuous monitoring, detection, prevention, mitigation, and remediation of cybersecurity incidents. These processes are carried out using various security platforms tools, capabilities and strategies including tests of our information security program, tabletop exercises, penetration and vulnerability testing, disaster recovery (DR) simulations, and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. Incident Response and Management teams utilize procedures that identify escalation paths when security events are identified. Incident priorities dictate escalation of events and how they are reported up from an Incident Commander up to the executive leadership team within Wiley as well as to the Board.

Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. The threat landscape is constantly changing and will continue to as new technologies, such as AI, evolve.

Index
Item 2. Properties
We occupy office, warehouse, and distribution facilities in various parts of the world, as listed below (excluding those locations with less than 10,000 square feet of floor area, none of which is considered a material property).
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

Location	Purpose	Owned or Leased	Approx. Sq. Ft.
United States:
New Jersey	Corporate Headquarters	Leased	294,000
Indiana	Office	Leased	42,000
Minnesota	Office	Leased	28,000
Massachusetts	Office	Leased	26,000
North Carolina	Office	Leased	12,000
California	Offices	Leased	11,000

International:
England	Distribution Centers	Leased	298,000
	Offices	Leased	75,000
	Offices	Owned	70,000
Germany	Office	Owned	104,000
	Office	Leased	14,000
China	Offices	Leased	40,000
Sri Lanka	Office	Leased	26,000
India	Distribution Centers	Leased	20,000
	Office	Leased	25,000
Jordan	Office	Leased	24,000
France	Offices	Leased	17,000
Brazil	Office	Leased	12,000
Greece	Office	Leased	11,000
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
On a quarterly basis, the Board of Directors considers the payment of cash dividends based upon its review of earnings, our financial position, and other relevant factors. As of May 31, 2024, the approximate number of holders of our Class A and Class B Common Stock were 684 and 42, respectively, based on the holders of record.
During the year ended April 30, 2020, our Board of Directors approved a share repurchase program of $200 million of Class A or B Common Stock. As of April 30, 2024, we had authorization from our Board of Directors to purchase up to $117.4 million that was remaining under this program.
During the fourth quarter of fiscal year 2024, we made the following purchases of Class A and Class B Common Stock under the publicly announced stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Be Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Additional Plans or Programs (Dollars in Millions)
February 2024	—	$—	—	—	$133.5
March 2024	199,372	37.30	199,372	—	126.0
April 2024	226,150	38.09	226,150	—	117.4
Total	425,522	$37.72	425,522	—	$117.4
Performance Graph
The below graph provides an indicator of the cumulative total return to shareholders of the Company’s Class A Common Stock as compared with the cumulative total return on the Russell 2000, the Dow Jones Publishing Index and the S&P 400 Midcap, for the period from April 30, 2019 to April 30, 2024. The Company has elected to use the Russell 2000 Index and the S&P 400 Midcap index as its broad equity market indices because it is currently included in these indices. Cumulative total return assumes $100.00 invested on April 30, 2019 and reinvestment of dividends throughout the period.

	April 30, 2019	April 30, 2020	April 30, 2021	April 30, 2022	April 30, 2023	April 30, 2024
WLY	$100.00	$83.89	$131.51	$120.51	$94.56	$95.93
Russell 2000	$100.00	$83.59	$146.18	$121.48	$117.01	$132.55
Dow Pub	$100.00	$97.81	$162.94	$144.84	$137.02	$170.05
S&P 400	$100.00	$85.04	$142.76	$132.69	$134.39	$156.95
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
Overview
Wiley is one of the world’s largest publishers and a global leader in research and learning. The Company’s content, services, platforms, and knowledge networks are tailored to meet the evolving needs of its customers and partners, including researchers, students, instructors, professionals, institutions, and corporations. Wiley empowers knowledge seekers to transform today’s biggest obstacles into tomorrow’s brightest opportunities. For more than two centuries, the Company has been delivering on its timeless mission to unlock human potential. Wiley is a predominantly digital company with over 83% of its revenue for the year ended April 30, 2024 generated by digital products and services excluding the Held for Sale or Sold segment revenue. For the year ended April 30, 2024, 48% of revenue excluding the Held for Sale or Sold segment revenue is recurring which includes revenue that is contractually obligated or set to recur with a high degree of certainty.
On June 1, 2023, Wiley’s Board of Directors approved a plan to divest certain businesses that we determined are non-core businesses. Those businesses are University Services, Wiley Edge, and CrossKnowledge. On January 1, 2024 we completed the sale of University Services. On January 8, 2024 we entered into an agreement to sell our Wiley Edge business, which closed on May 31, 2024, with the exception of its India operations. The sale of Wiley Edge’s India operation will be finalized later in calendar year 2024. We expect to complete the sale of CrossKnowledge by the second quarter of fiscal year 2025. As a result of these planned divestitures, in the three months ended July 31, 2023 we reorganized our segments and our new structure consists of three reportable segments which includes Research (no change), Learning, and Held for Sale or Sold, as well as a Corporate expense category (no change). Prior period segment results have been recast to the new segment presentation. There were no changes to our consolidated financial results.
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

Wiley’s business strategies are tightly aligned with healthy solid growth trends, including ever-increasing global R&D spend leading to consistent growth in scientific research output, the transition to open research, and the increasing application of new knowledge into solutions to solve real world problems. These strategies include driving publishing output to meet the global demand for peer-reviewed research and expanding platform and service offerings for corporations and societies. Learning strategies include selectively scaling high-value digital content, courseware, and assessments where the Company sees opportunity. We continue to implement strategies to efficiently and effectively manage print revenue declines while driving growth in our digital lines of business.

Index
Consolidated Results of Operations
FISCAL YEAR 2024 AS COMPARED TO FISCAL YEAR 2023 SUMMARY RESULTS
SUMMARY

•US GAAP Results: Revenue of $1,873.0 million (-7% compared with the prior year), Operating income of $52.3 million (-6% compared with the prior year), and Diluted Loss per Share of $(3.65) (-$3.96 compared with the prior year).
•Adjusted Results at Constant Currency (excluding Held for Sale or Sold segment results): Adjusted Revenue of $1,617.4 million (-1% compared with the prior year), Adjusted EBITDA of $368.6 million (-3% compared with the prior year), and Adjusted EPS of $2.78 (-19% compared with the prior year).
•Net Cash Provided by Operating Activities of $207.6 million ($-69.4 million compared with the prior year) and Free Cash Flow Less Product Development Spending of $114.3 million ($-58.7 million compared with the prior year) primarily due to lower cash earnings and higher restructuring payments.
Revenue:
Revenue for the year ended April 30, 2024 decreased $146.9 million, or 7%, as compared with the prior year. On a constant currency basis, revenue decreased 8% as compared with the prior year. Excluding the revenues from the Held for Sale or Sold segment, Adjusted Revenue decreased 1% on a constant currency basis.
Adjusted Revenue

Below is a reconciliation of our consolidated US GAAP Revenue to Non-GAAP Adjusted Revenue:

	Year Ended April 30,
	2024	2023
US GAAP Revenue, net	$1,872,987	$2,019,900
Less: Held for Sale or Sold Segment (1)	(255,543)	(393,194)
Non-GAAP Adjusted Revenue, net	$1,617,444	$1,626,706

(1)	Our Adjusted Revenue, net excludes the impact of our Held for Sale or Sold segment revenue.
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:
Cost of sales for the year ended April 30, 2024 of $579.7 million decreased $112.8 million, or 16% as compared with the prior year. On a constant currency basis, cost of sales decreased 17% as compared with the prior year. This was primarily due to lower marketing and employee costs for the University Services business and, to a lesser extent, lower employee costs related to the Wiley Edge business. Excluding the cost of sales from the Held for Sale or Sold segment, cost of sales decreased 3% on a constant currency basis primarily due to a decrease in revenue.

Index
Operating and Administrative Expenses:
Operating and administrative expenses for the year ended April 30, 2024 of $1,013.5 million decreased $23.9 million, or 2%, as compared with the prior year. On a constant currency basis, operating and administrative expenses decreased 3% as compared with the prior year primarily reflecting lower employee costs associated with recent restructuring actions and, to a lesser extent, a $3.7 million charge related to the settlement of a litigation mater related to consideration for a previous acquisition in the three months ended January 31, 2023, and lower professional fees. These were partially offset by higher amortization due to the decision to discontinue the use of certain capitalized software resulting in accelerated amortization and impairments of $15.9 million, partially offset by the cessation of depreciation for held-for-sale assets. Excluding the operating and administrative expenses from the Held for Sale or Sold segment, operating and administrative expenses increased 1% on a constant currency basis.
Impairment of Goodwill:
We recorded an impairment of goodwill in the years ended April 30, 2024 and 2023 of $108.4 million and $99.8 million, respectively. These charges are reflected in the Impairment of goodwill in the Consolidated Statements of (Loss) Income.
Fiscal Year 2024
Due to the segment realignment in the first quarter of fiscal year 2024, we were required to test goodwill for impairment immediately before and after our segment realignment in accordance with applicable accounting standards. Prior to the realignment, we concluded that the fair value of the University Services reporting unit within the former Academic segment was below its carrying value, which resulted in a pretax noncash goodwill impairment of $11.4 million. University Services was adversely impacted by market conditions and headwinds for online degree programs, which lead to a decline in projected enrollments from existing partners, pricing pressures and revenue share concessions, and a decline in new partner additions over both the short-term and long-term which adversely impacted forecasted revenue growth and operating cash flows.

After the realignment, we concluded that the fair value of the CrossKnowledge reporting unit within the Held for Sale or Sold segment was below its carrying value, which resulted in a pretax noncash goodwill impairment of $15.3 million. CrossKnowledge was adversely impacted by a decline in the demand for its offerings, which have resulted in lower sales and a decline in average contract value, that adversely impacted forecasted revenue growth and operating cash flows.
On January 8, 2024, we entered into a stock and asset purchase agreement (Purchase Agreement) with Inspirit Vulcan Bidco Limited, a private limited company incorporated in England & Wales (Inspirit), pursuant to which we agreed to sell our emerging talent and reskill training business, Wiley Edge (Business), to Inspirit (Transaction). The sale of Wiley Edge, with the exception of its India operation, was completed on May 31, 2024. The sale of Wiley Edge’s India operation will be finalized later in calendar year 2024. As a result of signing the Purchase Agreement with Inspirit and the decrease in the fair value of the business which was impacted by a decline in placements in the third quarter of fiscal year 2024, we tested the goodwill of the Wiley Edge reporting unit within the Held for Sale or Sold segment for impairment. We concluded that the fair value of the Wiley Edge reporting unit was below its carrying value, which resulted in a pretax noncash goodwill impairment of $81.7 million in the three months ended January 31, 2024.

Fiscal Year 2023

Due to the segment realignment in the third quarter of fiscal year 2023, we were required to test goodwill for impairment immediately before and after our segment realignment in accordance with applicable accounting standards. Prior to the realignment, we concluded that the fair value of the Education Services reporting unit was below its carrying value, which resulted in a pretax noncash goodwill impairment of $31.0 million. Education Services was adversely impacted by market conditions and headwinds for online degree programs. This has led to a decline in projected student enrollments from existing partners, pricing pressures and revenue share concessions, and a decline in new partner additions over both the short-term and long-term, which adversely impacted forecasted revenue growth and operating cash flows. This was partially offset by projected growth in talent placements, partially due to expansion into new regions and the addition of new corporate clients, which were forecasted to have a positive impact on revenue growth and operating cash flows.

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

See Note 11, “Goodwill and Intangible Assets” for details on these charges.
Restructuring and Related Charges:
We recorded restructuring and related charges in the years ended April 30, 2024 and 2023 of $63.0 million and $49.4 million, respectively. These charges are reflected in the Restructuring and related charges (credits) in the Consolidated Statements of (Loss) Income.
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

Excluding actions related to the Held for Sale or Sold segment, we anticipate to yield annualized cost savings of approximately $65 million, with approximately $36 million of that realized this fiscal year.

For the years ended April 30, 2024 and 2023, we recorded pretax restructuring charges of $61.6 million and $48.9 million, respectively, related to this program.

We anticipate ongoing severance related charges and facility-related costs associated with certain properties to result in additional restructuring charges in future periods.
See Note 7, “Restructuring and Related Charges (Credits)” for more details on these charges.
Business Optimization Program
For the years ended April 30, 2024 and 2023, we recorded pretax restructuring charges of $1.4 million and $0.5 million, respectively, related to this program.
See Note 7, “Restructuring and Related Charges (Credits)” for more details on these charges.
For the impact of our restructuring programs on diluted (loss) earnings per share, see the section below, “Diluted (Loss) Earnings per Share (EPS).”

Index
Amortization of Intangible Assets:
Amortization of intangible assets was $56.0 million for the year ended April 30, 2024, a decrease of $28.9 million, or 34% as compared with the prior year. On a constant currency basis, amortization of intangible assets decreased 35% as compared with the prior year primarily due to the cessation of amortization for held-for-sale assets and, to a lesser extent, the prior year period including $4.6 million due to the acceleration of expense related to the discontinued use of the mthree trademark, and the completion of amortization of certain acquired intangible assets. See Note 4, “Acquisitions and Divestitures” for more details on these held-for-sale assets.
Operating Income, Adjusted Operating Income (OI) and Adjusted EBITDA:
Operating income for the year ended April 30, 2024 of $52.3 million decreased $3.6 million, or 6% as compared with the prior year. On a constant currency basis, operating income decreased 7% as compared with the prior year. The decrease was primarily due to a decrease in revenue, partially offset by lower costs of sales and, to a lesser extent, lower operating and administrative expenses, and a decrease in the amortization of intangible assets.
Adjusted OI on a constant currency basis decreased 8% as compared with the prior year primarily due to lower Adjusted Revenue and, to a lesser extent, higher operating and administrative expenses, partially offset by lower cost of sales.
Adjusted EBITDA on a constant currency basis, decreased 3% as compared with the prior year primarily due to lower Adjusted Revenue.
Adjusted OI
Below is a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted OI:

	Year Ended April 30,
	2024	2023
US GAAP Operating Income	$52,261	$55,890
Adjustments:
Restructuring and related charges	63,041	49,389
Impairment of goodwill	108,449	99,800
Legal settlement (1)	—	3,671
Accelerated amortization of an intangible asset (2)	—	4,594
Held for Sale or Sold segment Adjusted Operating Income (3)	(28,711)	(1,186)
Non-GAAP Adjusted OI	$195,040	$212,158

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

(3)	Our Adjusted OI excludes the impact of our Held for Sale or Sold segment Adjusted Operating Income.

Index
Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net (Loss) Income to Non-GAAP EBITDA and Adjusted EBITDA:

	Year Ended April 30,
	2024	2023
Net (Loss) Income	$(200,319)	$17,233
Interest expense	49,003	37,745
Provision for income taxes	13,272	15,867
Depreciation and amortization	176,989	213,253
Non-GAAP EBITDA	38,945	284,098
Impairment of goodwill	108,449	99,800
Legal settlement	—	3,671
Restructuring and related charges	63,041	49,389
Foreign exchange losses (gains), including the write off of certain cumulative translation adjustments	2,959	(894)
Losses (gains) on sale of businesses and certain assets and impairment charges related to assets held-for-sale	183,389	(10,177)
Other expense (income), net	3,957	(3,884)
Held for Sale or Sold segment Adjusted EBITDA (1)	(32,148)	(42,677)
Non-GAAP Adjusted EBITDA	$368,592	$379,326

(1)	Our Non-GAAP Adjusted EBITDA excludes the Held for Sale or Sold segment Non-GAAP Adjusted EBITDA.
Interest Expense:
Interest expense for the year ended April 30, 2024, was $49.0 million compared with the prior year of $37.7 million. This increase was primarily due to a higher weighted average effective interest rate.
Foreign Exchange Transaction (Losses) Gains:
Foreign exchange transaction losses were $(3.0) million for the year ended April 30, 2024, and were primarily due to losses on our foreign currency denominated third-party receivable and payable balances and, to a lesser extent, losses on our intercompany accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar. In fiscal year 2023, due to the closure of our operations in Russia, our Russian entity was deemed substantially liquidated. As a result, cumulative translation adjustments associated with that entity were recognized. In the year ended April 30, 2024, we wrote off an additional net $1.0 million in cumulative translation adjustments from our Russian entity.
Foreign exchange transaction gains were $0.9 million for the year ended April 30, 2023, and were primarily due to the write off of the $1.1 million cumulative translation adjustment in earnings since the Russia entity was deemed substantially liquidated. As described above, we were substantially complete with our exit from Russia as of April 30, 2023.
(Losses) Gains on Sale of Businesses and Certain Assets and Impairment Charges Related to Assets Held-For-Sale:
For the year ended April 30, 2024, we recorded pretax losses on sale of businesses and impairment charges related to assets held-for-sale of $183.4 million.

The losses on sale of businesses are due to the sale of our University Services and Tuition Manager businesses previously in our Held for Sale or Sold segment, which resulted in a pretax loss of approximately $107.0 million and $1.5 million, respectively.

Index
As of April 30, 2024, Wiley Edge and CrossKnowledge continue to be reported as held-for-sale. On January 8, 2024 we entered into an agreement to sell our Wiley Edge business, which closed on May 31, 2024, with the exception of its India operations. The sale of Wiley Edge’s India operation will be finalized later in calendar year 2024. We expect to complete the sale of CrossKnowledge by the second quarter of fiscal year 2025. We measured each disposal group at the lower of carrying value or fair value less costs to sell. We recorded a held-for-sale pretax impairment of $74.8 million, which includes $19.4 million for Wiley Edge and $55.4 million for CrossKnowledge.

The pretax gain on sale of businesses for the year ended April 30, 2023, was $10.2 million. As part of our ongoing initiatives to simplify our portfolio and focus our attention on strategic growth areas, we completed two dispositions during the year ended April 30, 2023. Both were included in our Held for Sale or Sold segment. On February 28, 2023, we completed the sale of Wiley’s Efficient Learning test prep portfolio business. In addition, on March 31, 2023, we completed the sale of our advancement courses business.

See Note 4, “Acquisitions and Divestitures” for more details on these divestitures and the held-for-sale businesses.
Other (Expense) Income, Net:
Other (expense), net was $(4.0) million for the year ended April 30, 2024 compared with the prior year Other income, net of $3.9 million, a decrease of $7.9 million. This change was primarily due to pension expense for our defined benefit plans in fiscal year 2024 compared to pension income in fiscal year 2023, partially offset by interest income in fiscal year 2024 related to the sellers note as a result of the sale of University Services. See Note 4, “Acquisitions and Divestitures” for more details on these divestitures and the held-for-sale businesses.
Provision for Income Taxes:
Below is a reconciliation of our US GAAP (Loss) Income Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Year Ended April 30,
	2024	2023
US GAAP (Loss) Income Before Taxes	$(187,047)	$33,100
Pretax Impact of Adjustments:
Impairment of goodwill	108,449	99,800
Legal settlement	—	3,671
Pension income related to the wind up of the Russia plan	—	(1,750)
Restructuring and related charges	63,041	49,389
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	1,903	457
Amortization of acquired intangible assets	57,874	89,177
Losses (gains) on sale of businesses and certain assets and impairment charges related to assets held-for-sale	183,389	(10,177)
Held for Sale or Sold segment Adjusted Income Before Taxes (1)	(30,661)	(26,094)
Non-GAAP Adjusted Income Before Taxes	$196,948	$237,573

(1)	Our Adjusted Income Before Taxes excludes the Adjusted Income Before Taxes of our Held for Sale or Sold segment.

Index
Below is a reconciliation of our US GAAP Income Tax Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Year Ended April 30,
	2024	2023
US GAAP Income Tax Provision	$13,272	$15,867
Income Tax Impact of Adjustments (1):
Impairment of goodwill	2,953	—
Legal settlement	—	716
Pension income related to the wind up of the Russia plan	—	(437)
Restructuring and related charges	15,662	12,151
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	582	132
Amortization of acquired intangible assets	20,127	20,183
Losses (gains) on sale of businesses and certain assets and impairment charges related to assets held-for-sale	26,908	(3,860)
Held for Sale or Sold segment Adjusted Tax Provision (2)	(7,140)	(5,533)
Income Tax Adjustments
Impact of increase in UK statutory rate on deferred tax balances (3)	—	2,370
Impact of valuation allowance (4)	(30,249)	—
Non-GAAP Adjusted Income Tax Provision	$42,115	$41,589

US GAAP Effective Tax Rate	(7.1)%	47.9%
Non-GAAP Adjusted Effective Tax Rate	21.4%	17.5%

(1)	For the years ended April 30, 2024 and 2023, substantially all of the tax impact was from deferred taxes.
(2)	Our Adjusted Income Tax Provision excludes the Adjusted Tax Provision of our Held for Sale or Sold segment.
(3)
In the three months ended July 31, 2021, the UK enacted legislation that increased its statutory rate from 19% to 25% effective April 1, 2023. For the year ended April 30, 2023, we recorded a $2.4 million noncash deferred tax benefit related to pensions due to the UK statutory rate change. These adjustments impacted deferred taxes.

(4)
In fiscal year 2024, due to temporary differences in the US, our deferred taxes reversed from a deferred tax liability position to a deferred tax asset position. Due to losses in the US resulting from impairments, restructuring, and acceleration of amortization expense on capitalized software, we concluded it was more-likely-than-not that all or a portion of our deferred tax asset may not be realized. As a result, we recorded a valuation allowance of $30.2 million.

The Company's effective tax rate for the fiscal year ended April 30, 2024, was primarily driven by the following items: i) an increase in the valuation allowance of $30.2 million, ii) the impairment of goodwill resulting from the segment realignment described in Note 11, “Goodwill and Intangible Assets”, and iii) the rate differential with respect to certain restructuring and related charges in foreign operations.
In fiscal year 2024, due to temporary differences in the US, our deferred taxes reversed from a net deferred tax liability position to a net deferred tax asset position. Due to losses in the US resulting from impairments, restructuring, and acceleration of amortization expense on capitalized software, we concluded it was more-likely-than-not that all or a portion of our deferred tax asset may not be realized. As a result, we increased the valuation allowance by $30.2 million.
On June 10, 2021, the UK increased its statutory corporate tax rate from 19% to 25% effective April 1, 2023. The 47.9% effective tax rate for the year ended April 30, 2023, included a $2.4 million nonrecurring, noncash US GAAP deferred tax benefit relating to the UK statutory tax rate increase.

Index
Excluding the $3.0 million tax benefit from the impairment of goodwill and $26.9 million tax benefit of the losses on sale of business and impairment charges related to assets held-for-sale, restructuring and related charges, impact of valuation allowance, and other adjustments noted in the table above, the Non-GAAP Adjusted Effective Tax Rate for the year ended April 30, 2024, was 21.4%. The Non-GAAP Adjusted Effective Tax Rate for the year ended April 30, 2023 was 17.5%. The increase in the Non-GAAP Adjusted Effective Tax Rate before these items was primarily due to the mix of earnings by jurisdiction for the year ended April 30, 2024.
Diluted (Loss) Earnings Per Share (EPS):
Diluted (loss) per share for the year ended April 30, 2024, was $(3.65) per share compared to earnings of $0.31 per share in the prior year. This decrease was primarily due to the losses on the sale of businesses, and the held-for-sale impairment charges in the year ended April 30, 2024 and, to a lesser extent, higher interest expense, and lower operating income.
Below is a reconciliation of our US GAAP (Loss) Earnings Per Share to Non-GAAP Adjusted EPS. The amount of the pretax and the related income tax impact for the adjustments included in the table below are presented in the section above, “Provision for Income Taxes.”

	Year Ended April 30,
	2024	2023
US GAAP (Loss) Earnings Per Share	$(3.65)	$0.31
Adjustments:
Impairment of goodwill	1.90	1.77
Legal settlement	—	0.05
Pension income related to the wind up of the Russia plan	—	(0.02)
Restructuring and related charges	0.85	0.66
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	0.02	0.01
Amortization of acquired intangible assets	0.68	1.21
Losses (gains) on sale of businesses and certain assets and impairment charges related to assets held-for-sale	2.81	(0.11)
Held for Sale or Sold segment Adjusted Net Income (1)	(0.42)	(0.36)
Income tax adjustments	0.54	(0.04)
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (2)	0.05	—
Non-GAAP Adjusted EPS	$2.78	$3.48

(1)	Our Adjusted EPS excludes the Adjusted Net Income of our Held for Sale or Sold segment.
(2)
Represents the impact of using diluted weighted-average number of common shares outstanding (55.7 million shares for the year ended April 30, 2024) included in the Non-GAAP Adjusted EPS calculation in order to apply the dilutive impact on adjusted net income due to the effect of unvested restricted stock units and other stock awards. This impact occurs when a US GAAP net loss is reported and the effect of using dilutive shares is antidilutive.

On a constant currency basis, Adjusted EPS decreased 19% primarily due to lower Adjusted OI and, to a lesser extent, higher interest expense, higher Adjusted Effective Tax Rate, and pension expense in fiscal year 2024.

Index
SEGMENT OPERATING RESULTS:
In the fourth quarter of fiscal year 2024, we renamed the performance metric from Adjusted Contribution to Profit to Adjusted Operating Income with no changes in the calculation of this metric.

	Year Ended April 30,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
RESEARCH	2024	2023
Revenue:
Research Publishing	$892,784	$926,773	(4)%	(5)%
Research Solutions	149,921	153,538	(2)%	(3)%
Total Research	1,042,705	1,080,311	(3)%	(4)%

Cost of Sales	281,109	286,361	2%	3%
Operating Expenses	478,887	463,731	(3)%	(2)%
Amortization of Intangibles	44,946	46,235	3%	4%
Adjusted Operating Income	237,763	283,984	(16)%	(16)%
Depreciation and Amortization	93,422	93,008	0%	0%
Adjusted EBITDA	$331,185	$376,992	(12)%	(13)%
Adjusted EBITDA Margin	31.8%	34.9%
Revenue:
Research revenue for the year ended April 30, 2024 decreased $37.6 million, or 3%, as compared with the prior year. On a constant currency basis, revenue decreased 4% as compared with the prior year. This decrease was primarily due to the full year impact related to the carryover of the Hindawi publishing disruption experienced in fiscal year 2023 and, to a lesser extent, a decrease in Research Solutions due to market conditions. On a constant currency basis excluding Hindawi, Research revenue was flat as compared with the prior year. Hindawi’s special issues program was suspended in the third quarter of fiscal year 2023 due to the presence in certain special issues of compromised articles. Open access article output declined 23% as compared with the prior year. Excluding Hindawi, open access article output growth was approximately 18% for the year ended April 30, 2024.
Adjusted EBITDA:
On a constant currency basis, Adjusted EBITDA decreased 13% as compared with the prior year. This decrease was primarily due to revenue performance. On a constant currency basis excluding Hindawi, Research Adjusted EBITDA decreased 4% as compared with the prior year primarily due to higher incentive compensation.

Index

	Year Ended April 30,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
LEARNING	2024	2023
Revenue:
Academic	$323,541	$304,633	6%	6%
Professional	251,198	241,762	4%	3%
Total Learning Revenue	574,739	546,395	5%	5%

Cost of Sales	145,054	148,925	3%	3%
Operating Expenses	277,908	288,348	4%	4%
Amortization of Intangibles	9,044	9,022	0%	0%
Adjusted Operating Income	142,733	100,100	43%	43%
Depreciation and Amortization	57,696	57,698	0%	0%
Adjusted EBITDA	$200,429	$157,798	27%	27%
Adjusted EBITDA Margin	34.9%	28.9%
Revenue:
Learning revenue increased $28.3 million, or 5%, as compared with the prior year. On a constant currency basis, revenue increased 5% as compared with prior year. This increase was primarily due to approximately $23 million related to a content rights project for training GenAI large language models in both Academic and Professional, and continued growth in Academic digital content and courseware, partially offset by a decrease in print book sales. On a constant currency basis excluding the GenAI project, Learning revenue increased 1% as compared with the prior year.
Adjusted EBITDA:
On a constant currency basis, Adjusted EBITDA increased 27% as compared with the prior year. This increase was primarily due to revenue performance and, to a lesser extent, a decrease in employee costs after recent restructuring actions.

Index

	Year Ended April 30,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
HELD FOR SALE OR SOLD	2024	2023
Total Held for Sale or Sold Revenue	$255,543	$393,194	(35)%	(36)%

Cost of Sales	153,559	257,255	40%	41%
Operating Expenses	71,269	109,844	35%	36%
Amortization of Intangibles	2,004	24,909	92%	92%
Adjusted Operating Income	28,711	1,186	#	#
Depreciation and Amortization	3,437	41,491	92%	92%
Adjusted EBITDA	$32,148	$42,677	(25)%	(27)%
Adjusted EBITDA Margin	12.6%	10.9%
# Not meaningful
Revenue:
Held for Sale or Sold revenue decreased $137.7 million, or 35%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 36% as compared with prior year. This was due to a decrease in University Services due the sale of the business on January 1, 2024 and lower enrollments prior to the disposition, a decline in placement revenues and, to a lesser extent, the disposition of certain businesses in the fourth quarter of fiscal year 2023 and in the first quarter of fiscal year 2024. For the year ended April 30, 2024, placements declined 51%.
Adjusted EBITDA:
On a constant currency basis, Adjusted EBITDA decreased 27% as compared with the prior year. This decrease was primarily due to lower revenues, partially offset by a decrease in marketing and employment costs in University Services due to the sale of the business on January 1, 2024 and restructuring actions and, to a lesser extent, a decrease in employee costs related to the Wiley Edge business, and the impact of the disposition of certain businesses in the fourth quarter of fiscal year 2023 and in fiscal year 2024.

	Year Ended April 30,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
CORPORATE EXPENSES	2024	2023
Operating Expenses	$185,456	$171,805	(8)%	(7)%
Amortization of Intangibles	—	121	#	#
Adjusted Corporate Expenses	(185,456)	(171,926)	(8)%	(7)%
Depreciation and Amortization	22,434	16,462	(36)%	(36)%
Adjusted EBITDA	$(163,022)	$(155,464)	(5)%	(4)%
# Not meaningful
On a constant currency basis, adjusted corporate expenses of $163.0 million on an Adjusted EBITDA basis increased 4% as compared with the prior year. This was primarily due to higher incentive compensation accruals, professional fees and, to a lesser extent, higher executive severance costs, partially offset by lower occupancy costs.

Index
FISCAL YEAR 2023 AS COMPARED TO FISCAL YEAR 2022 SUMMARY RESULTS
Revenue:
Revenue for the year ended April 30, 2023 decreased $63.0 million, or 3%, as compared with the prior year. On a constant currency basis, revenue was flat as compared with the prior year including contributions from acquisitions. Excluding the contributions from acquisitions, revenue decreased 1% on a constant currency basis. Excluding the revenues from the Held for Sale or Sold segment, Adjusted Revenue decreased 1% on a constant currency basis.

Adjusted Revenue

Below is a reconciliation of our consolidated US GAAP Revenue to Non-GAAP Adjusted Revenue:

	Year Ended April 30,
	2023	2022
US GAAP Revenue, net	$2,019,900	$2,082,928
Less: Held for Sale or Sold Segment (1)	(393,194)	(390,377)
Non-GAAP Adjusted Revenue, net	$1,626,706	$1,692,551

(1)	Our Adjusted Revenue, net excludes the impact of our Held for Sale or Sold segment revenue.
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:
Cost of sales for the year ended April 30, 2023 of $692.5 million decreased $8.1 million, or 1% as compared with the prior year. On a constant currency basis, cost of sales increased 2% as compared with the prior year. This increase was primarily due to higher employee costs to support the growth in placements in the Held for Sale or Sold segment, partially offset by lower royalty costs. Excluding the cost of sales from the Held for Sale or Sold segment, cost of sales decreased 3% as compared with the prior year on a constant currency basis.
Operating and Administrative Expenses:
Operating and administrative expenses for the year ended April 30, 2023 of $1,037.4 million decreased $42.2 million, or 4%, as compared with the prior year. On a constant currency basis, operating and administrative expenses were flat as compared with the prior year primarily reflecting higher technology related costs, travel and entertainment costs, and a $3.7 million charge related to the settlement of a litigation matter related to consideration for a previous acquisition. These were offset by lower professional fees, employment costs and facility related costs. Excluding operating and administrative expenses from the Held for Sale or Sold segment, expenses increased 1% on a constant currency basis.

Index
Impairment of Goodwill:
We recorded an impairment of goodwill in the year ended April 30, 2023 of $99.8 million. This charge is reflected in the Impairment of goodwill in the Consolidated Statements of (Loss) Income.
In accordance with applicable accounting standards, we were required to test goodwill for impairment immediately before and after our segment realignment. Prior to the realignment, we concluded that the fair value of the Education Services reporting unit was below its carrying value, which resulted in a pretax noncash goodwill impairment of $31.0 million. Education Services was adversely impacted by market conditions and headwinds for online degree programs. This has led to a decline in projected student enrollments from existing partners, pricing pressures and revenue share concessions, and a decline in new partner additions over both the short-term and long-term, which adversely impacted forecasted revenue growth and operating cash flows. This was partially offset by projected growth in talent placements, partially due to expansion into new regions and the addition of new corporate clients, which are forecasted to have a positive impact on revenue growth and operating cash flows.
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
See Note 11, “Goodwill and Intangible Assets” for details on these charges.
Restructuring and Related Charges (Credits):
We recorded restructuring and related charges (credits) in the years ended April 30, 2023 and 2022 of $49.4 million and credits of $(1.4) million, respectively. These charges and (credits) are reflected in the Restructuring and related charges (credits) in the Consolidated Statements of (Loss) Income.
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
In the three months ended January 31, 2023, due to the political instability and military actions between Russia and Ukraine, we made the decision to close our operations in Russia which primarily consisted of technology development resources. We were substantially complete with our closure as of April 30, 2023, except for the formal liquidation of our Russian legal entity.
For the year ended April 30, 2023, we recorded pretax restructuring charges of $48.9 million related to this program, which includes $8.3 million related to the closure of our operations in Russia as described above. These charges are reflected in Restructuring and related charges (credits) on our Consolidated Statements of (Loss) Income. This restructuring charge primarily reflects the following charges:
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

Index
We anticipate ongoing facility-related costs associated with certain properties to result in additional restructuring charges in future periods.

See Note 7, “Restructuring and Related Charges (Credits)” for more details on these charges.
Business Optimization Program
For the years ended April 30, 2023 and 2022, we recorded pretax restructuring charges of $0.5 million and credits of $(1.4) million, respectively, related to this program.
These charges (credits) are reflected in Restructuring and related charges (credits) in the Consolidated Statements of (Loss) Income. See Note 7, “Restructuring and Related Charges (Credits)” for more details on these charges (credits).
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
Operating Income, Adjusted Operating Income (OI) and Adjusted EBITDA:
Operating income for the year ended April 30, 2023 of $55.9 million decreased $163.4 million, or 75% as compared with the prior year. On a constant currency basis, operating income decreased 76% as compared with the prior year. The decrease was primarily due to the impairment of goodwill in the three months ended January 31, 2023 as described above, an increase in restructuring charges and, to a lesser extent, higher cost of sales.
Adjusted OI and Adjusted EBITDA on a constant currency basis decreased 3% and 1%, respectively, as compared with the prior year primarily due to lower Adjusted Revenue and, to a lesser extent, higher operating and administrative expenses, partially offset by lower cost of sales.

Index
Adjusted OI
Below is a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted OI:

	Year Ended April 30,
	2023	2022
Operating Income	$55,890	$219,276
Adjustments:
Restructuring charges (credits)	49,389	(1,427)
Impairment of goodwill	99,800	—
Legal settlement (1)	3,671	—
Accelerated amortization of an intangible asset (2)	4,594	—
Held for Sale or Sold segment Adjusted Operating Income (3)	(1,186)	(4,094)
Non-GAAP Adjusted OI	$212,158	$213,755

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

(3)	Our Adjusted OI excludes the impact of our Held for Sale or Sold segment adjusted operating income.
Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net Income to Non-GAAP EBITDA and Adjusted EBITDA:

	Year Ended April 30,
	2023	2022
Net Income	$17,233	$148,309
Interest expense	37,745	19,802
Provision for income taxes	15,867	61,352
Depreciation and amortization	213,253	215,170
Non-GAAP EBITDA	284,098	444,633
Impairment of goodwill	99,800	—
Legal settlement	3,671	—
Restructuring and related charges (credits)	49,389	(1,427)
Foreign exchange (gains) losses	(894)	3,192
Gains on sale of businesses and certain assets	(10,177)	(3,694)
Other income, net	(3,884)	(9,685)
Held for Sale or Sold segment Adjusted EBITDA (1)	(42,677)	(49,121)
Non-GAAP Adjusted EBITDA	$379,326	$383,898

(1)	Our Non-GAAP Adjusted EBITDA excludes the Held for Sale or Sold segment Non-GAAP Adjusted EBITDA.

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
Foreign exchange transaction losses were $(3.2) million for the year ended April 30, 2022, and were primarily due to losses on our foreign currency denominated third-party and, to a lesser extent, intercompany accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.
Gains on Sale of Businesses and Certain Assets:
The pretax gain on sale of businesses for the year ended April 30, 2023, was $10.2 million. As part of our ongoing initiatives to simplify our portfolio and focus our attention on strategic growth areas, we have completed two dispositions during the year ended April 30, 2023. Both were previously included in our Held for Sale or Sold segment. On February 28, 2023, we completed the sale of Wiley’s Efficient Learning test prep portfolio business. In addition, on March 31, 2023, we completed the sale of our advancement courses business. Neither disposition constituted a strategic shift, and the impact on our overall operations and financial results was not material. Accordingly, the operations associated with the dispositions are not reported in discontinued operations. See Note 4, “Acquisitions and Divestitures” for more details on these divestitures.
The gain on sale of certain assets for the year ended April 30, 2022, was due to the sale of our world languages product portfolio which was previously included in our Learning segment and resulted in a pretax gain of approximately $3.7 million.
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

Index
Provision for Income Taxes:
Below is a reconciliation of our US GAAP Income Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Year Ended April 30,
	2023	2022
US GAAP Income Before Taxes	$33,100	$209,661
Pretax Impact of Adjustments:
Impairment of goodwill	99,800	—
Legal settlement	3,671	—
Pension income related to the wind up of the Russia plan	(1,750)	—
Restructuring and related charges (credits)	49,389	(1,427)
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	457	1,513
Amortization of acquired intangible assets	89,177	89,346
Gains on sale of businesses and certain assets	(10,177)	(3,694)
Held for Sale or Sold segment Adjusted Income Before Taxes (1)	(26,094)	(29,943)
Non-GAAP Adjusted Income Before Taxes	$237,573	$265,456

(1)	Our Adjusted Income Before Taxes excludes the Adjusted Income Before Taxes of our Held for Sale or Sold segment.

Index
Below is a reconciliation of our US GAAP Income Tax Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Year Ended April 30,
	2023	2022
US GAAP Income Tax Provision	$15,867	$61,352
Income Tax Impact of Adjustments (1):
Legal settlement	716	—
Pension income related to the wind up of the Russia plan	(437)	—
Restructuring and related charges (credits)	12,151	(260)
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	132	597
Amortization of acquired intangible assets	20,183	20,816
Gain on sale of businesses and certain assets	(3,860)	(922)
Held for Sale or Sold segment Adjusted Tax Provision (2)	(5,533)	(6,987)
Income Tax Adjustments
Impact of increase in UK statutory rate on deferred tax balances (3)	2,370	(21,415)
Non-GAAP Adjusted Income Tax Provision	$41,589	$53,181

US GAAP Effective Tax Rate	47.9%	29.3%
Non-GAAP Adjusted Effective Tax Rate	17.5%	20.0%

(1)	For the years ended April 30, 2023 and 2022, substantially all of the tax impact was from deferred taxes.
(2)	Our Adjusted Income Tax Provision excludes the Adjusted Tax Provision of our Held for Sale or Sold segment.
(3)
In the three months ended July 31, 2021, the UK enacted legislation that increased its statutory rate from 19% to 25% effective April 1, 2023. This resulted in a $21.4 million noncash deferred tax expense from the re-measurement of the Company’s applicable UK net deferred tax liabilities during the three months ended July 31, 2021. These adjustments impacted deferred taxes. For the year ended April 30, 2023, we recorded a $2.4 million noncash deferred tax benefit related to pensions due to the UK statutory rate change. These adjustments impacted deferred taxes.

The effective tax rate was 47.9% for the year ended April 30, 2023, compared to 29.3% for the year ended April 30, 2022. Our rate for the year ended April 30, 2023, was higher due to the rate differential with respect to certain restructuring charges, the impairment of non-deductible goodwill resulting from the segment realignment described in Note 11, “Goodwill and Intangible Assets,” offset by a benefit of $2.4 million relating to the effect of the increase in the UK statutory tax rate on UK pensions. On June 10, 2021, the UK increased its statutory corporate tax rate from 19% to 25% effective April 1, 2023. The 29.3% effective tax rate for the year ended April 30, 2022, was increased by a similar $21.4 million nonrecurring, noncash US GAAP deferred tax expense relating to the UK statutory tax rate increase described above.
Excluding the UK rate change, the tax implications of certain restructuring and related actions, and other unusual items, the Non-GAAP Adjusted Effective Tax Rate for the year ended April 30, 2023, was 17.5%. The Non-GAAP Adjusted Effective Tax Rate for the year ended April 30, 2022, excluding the impact of the UK statutory rate change, was 20.0%. The decrease in the Non-GAAP Adjusted Effective Tax Rate before these items was primarily due to a more favorable mix of earnings by jurisdiction for the year ended April 30, 2023.

Index
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

	Year Ended April 30,
	2023	2022
US GAAP EPS	$0.31	$2.62
Adjustments:
Impairment of goodwill	1.77	—
Legal settlement	0.05	—
Pension income related to the wind up of the Russia plan	(0.02)	—
Restructuring and related charges (credits)	0.66	(0.02)
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	0.01	0.02
Amortization of acquired intangible assets	1.21	1.21
Gains on sale of businesses and certain assets	(0.11)	(0.05)
Held for Sale or Sold segment Adjusted Net Income (1)	(0.36)	(0.41)
Income tax adjustments	(0.04)	0.38
Non-GAAP Adjusted EPS	$3.48	$3.75

(1)	Our Adjusted EPS excludes the Adjusted Net Income of our Held for Sale or Sold segment.
On a constant currency basis, Adjusted EPS decreased 9% primarily due to an increase in interest expense, lower pension income, and lower Adjusted OI. These were partially offset by a lower provision for income taxes.

Index
SEGMENT OPERATING RESULTS:
In the fourth quarter of fiscal year 2024, we renamed the performance metric from Adjusted Contribution to Profit to Adjusted Operating Income with no changes in the calculation of this metric.

	Year Ended April 30,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
RESEARCH	2023	2022
Revenue:
Research Publishing	$926,773	$963,715	(4)%	(1)%
Research Solutions	153,538	147,628	4%	7%
Total Research	1,080,311	1,111,343	(3)%	0%

Cost of Sales	286,361	300,373	5%	2%
Operating Expenses	463,731	468,012	1%	(4)%
Amortization of Intangibles	46,235	47,731	3%	(1)%
Adjusted Operating Income	283,984	295,227	(4)%	(3)%
Depreciation and Amortization	93,008	94,899	2%	(1)%
Adjusted EBITDA	$376,992	$390,126	(3)%	(2)%
Adjusted EBITDA Margin	34.9%	35.1%
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

Index

	Year Ended April 30,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
LEARNING	2023	2022
Revenue:
Academic	$304,633	$331,931	(8)%	(6)%
Professional	241,762	249,277	(3)%	(1)%
Total Learning Revenue	546,395	581,208	(6)%	(4)%

Cost of Sales	148,925	162,130	8%	5%
Operating Expenses	288,348	296,710	3%	0%
Amortization of Intangibles	9,022	11,256	20%	20%
Adjusted Operating Income	100,100	111,112	(10)%	(8)%
Depreciation and Amortization	57,698	58,691	2%	0%
Adjusted EBITDA	$157,798	$169,803	(7)%	(6)%
Adjusted EBITDA Margin	28.9%	29.2%
Revenue:
Learning revenue decreased $34.8 million, or 6%, as compared with the prior year. On a constant currency basis, revenue decreased 4% as compared with prior year. Academic revenue declined due to a decline in print book sales and digital content, partially offset by an increase in digital courseware. Professional revenue declined due to a decrease in print and digital trade sales, partially offset by an increase in assessments.
Adjusted EBITDA:
On a constant currency basis, Adjusted EBITDA decreased 6% as compared with the prior year. This decrease was primarily due to lower revenues and, to a lesser extent, inflationary impacts on inventory, partially offset by a decrease in royalty costs.

Index

	Year Ended April 30,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
HELD FOR SALE SOLD	2023	2022
Total Held for Sale or Sold Revenue	$393,194	$390,377	1%	5%

Cost of Sales	257,255	238,155	(8)%	(12)%
Operating Expenses	109,844	122,279	10%	6%
Amortization of Intangibles	24,909	25,849	4%	(16)%
Adjusted Operating Income	1,186	4,094	(71)%	(49)%
Depreciation and Amortization	41,491	45,027	8%	5%
Adjusted EBITDA	$42,677	$49,121	(13)%	(9)%
Adjusted EBITDA Margin	10.9%	12.6%
Revenue:
Held for Sale or Sold revenue increased $2.8 million, or 1%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 5% as compared with prior year. Excluding revenue from acquisitions, organic revenue increased 3% on a constant currency basis. This increase was primarily due to double-digit growth in placements, partially offset by a decrease in University Services and corporate learning. For the year ended April 30, 2023, we delivered approximately 18% growth in talent placements in Wiley Edge. University Services revenue decreased primarily due to continued online enrollment challenges, and lower tuition share in services. For the year ended April 30, 2023, University Services experienced a 5% decline in online enrollment.
Adjusted EBITDA:
On a constant currency basis, Adjusted EBITDA decreased 9% as compared with the prior year. This was due to increased inflationary impacts on placements, and investments to scale Wiley Edge, partially offset by an increase in revenue and, to a lesser extent, lower operating expenses.

	Year Ended April 30,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
CORPORATE EXPENSES	2023	2022
Operating Expenses	$171,805	$192,584	11%	7%
Amortization of Intangibles	121	—	#	#
Adjusted Corporate Expenses	(171,926)	(192,584)	11%	7%
Depreciation and Amortization	16,462	16,553	1%	(2)%
Adjusted EBITDA	$(155,464)	$(176,031)	12%	8%
# Not meaningful
On a constant currency basis, adjusted corporate expenses of $155.5 million on an Adjusted EBITDA basis decreased 8% as compared with the prior year. This was primarily due to lower employee related costs, including lower annual incentive compensation for fiscal year 2023.

Index
LIQUIDITY AND CAPITAL RESOURCES:
Principal Sources of Liquidity

We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing, and financing needs in the next twelve months. Operating cash flow provides the primary source of cash to fund operating needs and capital expenditures. Excess operating cash is used to fund shareholder dividends. Other discretionary uses of cash flow include share repurchases and acquisitions to complement our portfolio of businesses. As necessary, we may supplement operating cash flow with debt to fund these activities. The overall cash position of the Company reflects our durable business results and a global cash management strategy that considers liquidity management, economic factors and tax considerations. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure to any financial institution.
As of April 30, 2024, we had cash and cash equivalents of $99.4 million, including cash and cash equivalents classified as held-for-sale of $16.2 million, of which approximately all was located outside the US. Maintenance of these cash and cash equivalent balances outside the US does not have a material impact on the liquidity or capital resources of our operations. We intend to repatriate earnings from our non-US subsidiaries, and to the extent we repatriate these funds to the US, we will be required to pay income taxes in various US state and local jurisdictions and applicable non-US withholding or similar taxes in the periods in which such repatriation occurs. Accordingly, as of April 30, 2024, we have recorded an approximately $3.1 million deferred tax liability related to the estimated taxes that would be incurred upon repatriating certain non-US earnings to the US.
On November 30, 2022, we entered into the second amendment to the Third Amended and Restated Credit Agreement (collectively, the Amended and Restated CA). See Note 14, “Debt and Available Credit Facilities” for more details on the amendment. The Amended and Restated CA provided for senior unsecured credit facilities comprised of the following (i) a five-year revolving credit facility in an aggregate principal amount up to $1.115 billion, (ii) a five-year term loan A facility consisting of $200 million, and (iii) $185 million aggregate principal amount revolving credit facility through May 2024. As of April 30, 2024, we had approximately $774.6 million of debt outstanding, net of unamortized issuance costs of $0.6 million, and approximately $718.3 million of unused borrowing capacity under our Amended and Restated CA and other facilities. Our Amended and Restated CA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of April 30, 2024.
Contractual Obligations and Commercial Commitments
A summary of contractual obligations and commercial commitments, excluding unrecognized tax benefits further described in Note 13, “Income Taxes,” of the Notes to Consolidated Financial Statements, as of April 30, 2024 is as follows:

	Payments Due by Period (in millions)
	Total	Within Year 1	2–3 Years	4–5 Years	After 5 Years
Total debt(1)	$775.2	$7.5	$47.5	$720.2	$—
Interest on debt(2)	162.0	47.4	88.9	25.7	—
Non-cancellable leases	141.3	24.2	39.6	26.6	50.9
Minimum royalty obligations	314.9	87.7	137.3	66.3	23.6
Other operating commitments	78.0	51.7	22.5	3.8	—
Total	$1,471.4	$218.5	$335.8	$842.6	$74.5

(1)	Total debt is exclusive of unamortized issuance costs of $0.6 million.
(2)
Interest on debt includes the effect of our interest rate swap agreements and the estimated future interest payments on our unhedged variable rate debt, assuming that the interest rates as of April 30, 2024 remain constant until the maturity of the debt.

Index
Analysis of Historical Cash Flow
The following table shows the changes in our Consolidated Statements of Cash Flows:

	Years Ended April 30,
	2024	2023	2022
Net cash provided by operating activities	$207,638	$277,071	$339,100
Net cash used in investing activities	(106,643)	(98,398)	(194,024)
Net cash used in financing activities	(107,221)	(168,568)	(131,638)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	$(1,493)	$(3,570)	$(7,070)
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
Free Cash Flow Less Product Development Spending:

	Years Ended April 30,
	2024	2023	2022
Net cash provided by operating activities	$207,638	$277,071	$339,100
Less: Additions to technology, property and equipment	(76,080)	(81,155)	(88,843)
Less: Product development spending	(17,262)	(22,958)	(27,015)
Free cash flow less product development spending	$114,296	$172,958	$223,242
Net Cash Provided By Operating Activities
2024 Compared to 2023
The following is a summary of the $69.5 million change in Net cash provided by operating activities for the year ended April 30, 2024, as compared with the year ended April 30, 2023 (amounts in millions).

Net cash provided by operating activities – Year ended April 30, 2023	$277.1
Net loss adjusted for items to reconcile net loss to net cash provided by operating activities, which would include such noncash items as depreciation and amortization, impairment of goodwill, losses on sale of businesses and impairment charges related to assets held-for-sale, restructuring charges, and the change in deferred taxes	(40.7)
Working capital changes:
Accounts receivable, net and contract liabilities	(13.6)
Accounts payable and accrued royalties	(61.4)
Changes in other assets and liabilities	46.2
Net cash provided by operating activities – Year ended April 30, 2024	$207.6
The unfavorable change in accounts receivable, net and contract liabilities, was primarily due to the timing of collections and billings with customers.
The unfavorable change in accounts payable and accrued royalties was due to the timing of payments.

Index
The favorable changes in other assets and liabilities noted in the table above was primarily due to lower employee related costs due to lower annual incentive compensation for fiscal year 2023, partially offset by higher restructuring payments in fiscal year 2024 and, to a lesser extent, unfavorable changes in other receivables due to the timing of collections.
Our negative working capital (current assets less current liabilities) was $419.2 million and $354.3 million as of April 30, 2024 and April 30, 2023, respectively. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions for which cash has been collected in advance. The contract liabilities will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of April 30, 2024 and as of April 30, 2023 include contract liabilities of $483.8 million and $504.7 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.
Cash collected in advance for subscriptions is used by us for a number of purposes, including funding operations, capital expenditures, acquisitions, debt repayments, dividend payments, and share repurchases.
2023 Compared to 2022
The following is a summary of the $62.0 million change in Net cash provided by operating activities for the year ended April 30, 2023 as compared with the year ended April 30, 2022 (amounts in millions).

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

Index
Net Cash Used In Investing Activities
2024 Compared to 2023
Net cash used in investing activities in the year ended April 30, 2024 was $106.6 million compared to $98.4 million in the prior year. The increase in cash used in investing activities was primarily due to cash proceeds in fiscal year 2023 of $15.6 million related to the sale of businesses and certain assets, compared to costs of $1.8 million in fiscal year 2024. In addition, cash used for acquisitions of publications rights increased $5.8 million compared to the prior year. See Note 4, “Acquisitions and Divestitures” for more information related to the divestitures that occurred in the years ended April 30, 2024 and 2023. For additions of technology, property, and equipment and product development, spending decreased $5.1 million and $5.7 million, respectively.
2023 Compared to 2022
Net cash used in investing activities in the year ended April 30, 2023 was $98.4 million compared to $194.0 million in the prior year. The decrease in cash used in investing activities was primarily due to a decrease of $68.4 million in cash used to acquire businesses. Additionally, cash proceeds related to the sale of businesses and certain assets increased $12.2 million. See Note 4, “Acquisitions and Divestitures” for more information related to the acquisitions and divestitures that occurred in the years ended April 30, 2023 and 2022. For additions of technology, property, and equipment and product development, spending decreased $7.7 million and $4.1 million, respectively.

Net Cash Used In Financing Activities
2024 Compared to 2023
Net cash used in financing activities in the year ended April 30, 2024 was $107.2 million compared to $168.6 million in the year ended April 30, 2023. This change was primarily due to net debt borrowings of $27.8 million in fiscal year 2024 compared to net debt repayments of $38.9 million in fiscal year 2023. This was partially offset by a $10.1 million increase in cash used for purchases of treasury shares.
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
Dividends and Share Repurchases
In the years ended April 30, 2024, 2023, and 2022, our quarterly dividend to shareholders was $1.40, $1.39 and $1.38 per share annualized, respectively.
During the year ended April 30, 2020, our Board of Directors approved an additional share repurchase program of $200 million of Class A or B Common Stock. As of April 30, 2024, we had authorization from our Board of Directors to purchase up to $117.4 million that was remaining under this program. The share repurchase program described above is in addition to the share repurchase program approved by our Board of Directors during the year ended April 30, 2017 of four million shares of Class A or B Common Stock. As of April 30, 2022, no additional shares were remaining under this program for purchase.
During the years ended April 30, 2024, 2023, and 2022 we purchased $45.1 million, $35.0 million, and $30.0 million, respectively, under these programs.

Index
The following table summarizes the shares repurchased of Class A and B Common Stock (shares in thousands):

	Years Ended April 30,
	2024	2023	2022
Shares repurchased – Class A	1,294	831	542
Shares repurchased – Class B	3	1	2
Average Price – Class A and Class B	$34.71	$42.07	$55.14
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES:
The preparation of our Consolidated Financial Statements and related disclosures in conformity with US GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenue and expenses during the reporting period. These estimates include, among other items, sales return reserves, allocation of acquisition purchase price to assets acquired and liabilities assumed, assets and liabilities held-for-sale, goodwill and indefinite-lived intangible assets, intangible assets with definite lives and other long-lived assets, and retirement plans. We review these estimates and assumptions periodically using historical experience and other factors and reflect the effects of any revisions on the Consolidated Financial Statements in the period we determine any revisions to be necessary. Actual results could differ from those estimates, which could affect the reported results. In Part II, Item 8, “Financial Statements and Supplementary Data” in Note 2, “Summary of Significant Accounting Policies, Recently Issued and Recently Adopted Accounting Standards” of the Notes to Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in preparation of our Consolidated Financial Statements. Set forth below is a discussion of our more critical accounting policies and methods.
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
Allocation of Acquisition Purchase Price to Assets Acquired and Liabilities Assumed:
In connection with acquisitions, we allocate the cost of the acquisition to the assets acquired and the liabilities assumed based on the estimates of fair value for such items, including intangible assets. The excess of the purchase consideration over the fair value of assets acquired and liabilities assumed is recorded as goodwill. The determination of the acquisition date, fair value of the assets acquired, and liabilities assumed, requires us to make significant estimates and assumptions, such as, if applicable, forecasted revenue growth rates and operating cash flows, royalty rates, customer attrition rates, obsolescence rates of developed technology, and discount rates. We may use a third-party valuation consultant to assist in the determination of such estimates.

Index
In Part II, Item 8, “Financial Statements and Supplementary Data,” see Note 4, “Acquisitions and Divestitures” of the Notes to Consolidated Financial Statements for details of our acquisitions.
Assets and Liabilities Held-for-Sale:

In response to changes in market conditions and our ongoing initiatives to simplify our portfolio to drive sustained performance improvement, we may also strategically realign our resources and consider disposing of certain businesses. We classify assets as held-for-sale in the period when the following conditions are met: (i) management, having the authority to approve the action, commits to a plan to sell the disposal group; (ii) the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal group; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; (iv) the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the disposal group beyond one year; (v) the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The disposal group that is classified as held-for-sale is initially measured at the lower of its carrying value or fair value less any costs to sell. The determination of the fair value less costs to sell is based on indicative sales values and may require us to make judgments on significant estimates and assumptions regarding forecasted information such as revenue growth, gross profit, EBITDA, depreciation and amortization, capital expenditures, and discount rates. We may use a third-party valuation consultant to assist in the determination of such estimates. The fair value of a disposal group less any costs to sell is assessed each reporting period it remains classified as held-for-sale and any subsequent change is reported as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held-for-sale.

The fair value of the disposal group considers the components of the selling price upon the signing of a purchase agreement. Included in each of the purchase agreements for the sale of University Services and Wiley Edge was an earnout. The fair value of the earnout was based on a Monte Carlo simulation. This fair value was categorized as Level 3 within the ASC Topic 820 fair value hierarchy. This method considers the terms and conditions in the purchase agreement, our best estimates of forecasted revenue or gross profit for the earnout periods as applicable, and simulates a range of revenue or gross profits over the applicable periods based on an estimate of revenue or gross profit volatility, as applicable. The fair value of the earnout was estimated as the present value of the potential range of payouts averaged across the range of simulated revenues or gross profits, as applicable using an estimated risk-adjusted discount rate for the simulated revenue or gross profits, as applicable. The earnout amount is subject to change based on final results and calculations.

In Part II, Item 8, “Financial Statements and Supplementary Data,” see Note 4, “Acquisitions and Divestitures” of the Notes to Consolidated Financial Statements for details of our divestitures.
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
A reporting unit is the operating segment unless, at businesses one level below that operating segment – the “component” level, discrete financial information is prepared and regularly reviewed by management, and the component has economic characteristics that are different from the economic characteristics of the other components of the operating segment, in which case the component is the reporting unit.

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
We derive an estimate of fair values for each of our reporting units using a combination of an income approach and a market approach. Absent an indication of fair value from a potential buyer or similar specific transactions, we believe that the use of these methods provides a reasonable estimate of a reporting unit’s fair value.
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

Index
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
Fiscal Year 2024 and 2023 Annual Goodwill Impairment Test
As of February 1, 2024, we completed a qualitative assessment for our annual goodwill impairment test for our reporting units within Research and Learning segments. This assessment included consideration of key factors including macroeconomic conditions, industry and market considerations, cost factors, financial performance, and other relevant entity and reporting unit-specific events. Based on our qualitative assessment, we determined it was not more likely than not that the fair value of any reporting unit was less than its carrying amount. As such, it was not necessary to perform a quantitative test. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed as of February 1, 2024.
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
Fiscal Year 2024 Segment Realignment Goodwill Impairment Test
In the first quarter of fiscal year 2024, we began to operate under a new organizational structure, which resulted in a change in our composition of our reportable segments, which resulted in a change in our reporting units. See Note 20, “Segment Information,” for more details. The Learning reportable segment includes two reporting units, Academic and Professional, and the Held for Sale or Sold reportable segment includes three reporting units, University Services, Wiley Edge, and CrossKnowledge. No changes were made to the Research reportable segment. As a result of this realignment, we are required to test goodwill for impairment immediately before and after the realignment. Since there were no changes to the Research reportable segment, no interim impairment test of the Research reportable segment goodwill was required.
Goodwill Impairment Before Realignment

Prior to the realignment, we concluded that the fair value of the Academic Publishing, Talent Development (which includes Wiley Edge) and Professional Learning reporting units were above their carrying values. Therefore, there was no indication of impairment. The carrying value of the University Services reporting unit was above its fair value which resulted in a pretax noncash goodwill impairment of $11.4 million. Such impairment reduced the goodwill of the University Services reporting unit to zero. This charge is reflected in Impairment of goodwill in the Consolidated Statements of (Loss) Income.

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

The key assumptions underlying the estimate of the fair value of the University Services reporting unit included the following:

•Future cash flow assumptions – the projections for future cash flows utilized in the model were derived from historical experience and assumptions regarding future growth and profitability of the reporting unit. These projections include forecasted revenues and related growth rates, and forecasted operating cash flows, and are consistent with our operating budget and strategic plan. We applied a compounded annual growth rate of approximately 4.6% for forecasted sales in our projected cash flows through fiscal year 2031. Beyond the forecasted period, a terminal value was determined using a perpetuity growth rate of 3.0% to reflect our estimate of stable and perpetual growth.
•Discount rate based on the weighted average cost of capital (WACC) – the WACC is the rate used to discount the reporting unit’s estimated future cash flows. The WACC is calculated based on a proportionate weighting of the cost of debt and equity. The cost of equity is based on a capital asset pricing model and includes a company-specific risk premium to capture the perceived risks and uncertainties associated with the reporting unit’s projected cash flows. The cost of debt component is calculated based on the after-tax cost of debt of Moody’s Baa-rated corporate bonds. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the University Services reporting unit. The WACC applied to the University Services reporting unit was 17%.
•Valuation Multiples – for the Guideline Public Company Method, we applied relevant current and forward 12-month EBITDA multiples based on an evaluation of multiples of publicly-traded companies with similarities to the University Services reporting unit. The multiples applied ranged from 4.5x to 6.0x EBITDA.

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

Goodwill Impairment After Realignment

After the realignment, we concluded that the fair value of the Academic, Professional, and Wiley Edge reporting units were above their carrying values. Therefore, there was no indication of impairment. As noted above, the goodwill of the University Services reporting unit was zero and no further testing of goodwill for impairment was required. The carrying value of the CrossKnowledge reporting unit was above its fair value which resulted in a pretax noncash goodwill impairment of $15.3 million. This charge is reflected in Impairment of goodwill in the Consolidated Statements of (Loss) Income.

CrossKnowledge was adversely impacted by a decline in the demand for its offerings, which have resulted in lower sales and a decline in average contract value, that adversely impacted forecasted revenue growth and operating cash flows.

Index
The key assumptions underlying the estimate of the fair value of the CrossKnowledge reporting unit included the following:

•Future cash flow assumptions – the projections for future cash flows utilized in the model were derived from historical experience and assumptions regarding future growth and profitability of the reporting unit. These projections include forecasted revenues and related growth rates, and forecasted operating cash flows, and are consistent with our operating budget and strategic plan. We applied a compounded annual growth rate of approximately 3.3% for forecasted sales in our projected cash flows through fiscal year 2032. Beyond the forecasted period, a terminal value was determined using a perpetuity growth rate of 2.0% to reflect our estimate of stable and perpetual growth.
•Discount rate based on the weighted average cost of capital (WACC) – the WACC is the rate used to discount the reporting unit’s estimated future cash flows. The WACC is calculated based on a proportionate weighting of the cost of debt and equity. The cost of equity is based on a capital asset pricing model and includes a company-specific risk premium to capture the perceived risks and uncertainties associated with the reporting unit’s projected cash flows. The cost of debt component is calculated based on the after-tax cost of debt of Moody’s Baa-rated corporate bonds. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the CrossKnowledge reporting unit. The WACC applied to the CrossKnowledge reporting unit was 16%.
•Valuation Multiples – for the Guideline Public Company Method, we applied relevant current and forward 12-month EBITDA multiples based on an evaluation of multiples of publicly-traded companies with similarities to the CrossKnowledge reporting unit. The multiples applied ranged from 6.0x to 7.0x EBITDA.

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
Wiley Edge Fiscal Year 2024 Interim Impairment Test

As a result of signing the Purchase Agreement with Inspirit and the decrease in the fair value of the Business which was impacted by a decline in placements in the third quarter of fiscal year 2024, we tested the goodwill of the Wiley Edge reporting unit for impairment. We estimated the fair value of the reporting unit based on the terms and conditions in the Purchase Agreement which reflected a selling price that included $10.0 million in cash, $18.3 million in the form of a loan, a fair value estimate for an earnout, and an estimate for a working capital adjustment.

We concluded that the carrying value of the Wiley Edge reporting unit was above its fair value which resulted in a pretax noncash goodwill impairment of approximately $81.7 million in the three months ended January 31, 2024. Such impairment reduced the goodwill of the Wiley Edge reporting unit to zero. This charge is reflected in Impairment of goodwill in the Consolidated Statements of (Loss) Income. The impairment was due to subsequent changes in the fair value resulting from the continued progression of the selling process, indications of changes in the consideration for the business, and a decline in placements in the third quarter of fiscal year 2024, as well as changes in the carrying amounts of the disposal group.

As described further above in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies and Estimates - Assets and Liabilities Held-for-Sale” of this Annual Report on Form 10-K, the fair value of the earnout was based on a Monte Carlo simulation.

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

Index
Fiscal Year 2024 and 2023 Annual Indefinite-lived Intangible Impairment Test
We also review our indefinite-lived intangible assets for impairment annually, which consists of brands and trademarks and certain acquired publishing rights.
For fiscal year 2024 and 2023, we performed a qualitative assessment for our annual indefinite-lived intangible assets impairment test. This assessment included consideration of key factors including macroeconomic conditions, industry and market considerations, cost factors, financial performance, and other relevant entity and reporting unit-specific events. Based on our qualitative assessment, we determined it was not more likely than not that the fair value of any indefinite-lived intangible asset was less than its carrying amount. As such, it was not necessary to perform a quantitative test.
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
The discount rates for the US, Canada, and UK pension plans are based on the derivation of a single-equivalent discount rate using a standard spot rate curve and the timing of expected benefit payments as of the balance sheet date. The spot rate curves are based upon portfolios of corporate bonds rated at Aa or above by a respected rating agency. The discount rate for Germany is based on the expected benefit payments for the sample mixed population plan. The expected long-term rates of return on pension plan assets are estimated using forecasted returns for the asset classifications within the asset portfolio, and a composite return assumption range is determined using a weighted average based on each plan’s target asset allocation percentage. Salary growth and healthcare cost trend assumptions are based on our historical experience and future outlook. While we believe that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense and liabilities related to our defined benefit pension plans. A hypothetical one percent increase in the discount rate would increase net income and decrease the accrued pension liability by approximately $1.0 million and $66.2 million, respectively. A one percent decrease in the discount rate would decrease net income and increase the accrued pension liability by approximately $0.6 million and $76.8 million, respectively. A one percent change in the expected long-term rate of return would affect net income by approximately $3.8 million.

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
On an annual basis, a hypothetical 1% change in interest rates for the $275.2 million of unhedged variable rate debt as of April 30, 2024 would affect net income and cash flow by approximately $2.2 million.
Foreign Exchange Rates:
Fluctuations in the currencies of countries where we operate outside the US may have a significant impact on financial results. We are primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain currencies in Asia. The statements of financial position of non-US business units are translated into US dollars using period-end exchange rates for assets and liabilities and the Statements of (Loss) Income are translated into US dollars using weighted-average exchange rates for revenues and expenses. The percentage of consolidated revenue for the year ended April 30, 2024 recognized in the following currencies (on an equivalent US dollar basis) were approximately: 53% US dollar, 27% British pound sterling, 11% euro, and 9% other currencies.
Our significant investments in non-US businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Total accumulated other comprehensive loss, net of tax within Total shareholders’ equity under the caption Foreign currency translation adjustment. During the year ended April 30, 2024, we recorded foreign currency translation (losses) in Total accumulated other comprehensive loss, net of tax of approximately $(7.5) million primarily as a result of the fluctuations of the US dollar relative to the euro and, to a lesser extent, the British pound sterling. During the year ended April 30, 2023, we recorded foreign currency translation gains in Total accumulated other comprehensive loss, net of tax of approximately $3.2 million primarily as a result of the fluctuations of the US dollar relative to the euro and the British pound sterling, partially offset by fluctuations of the US dollar relative to the Australian dollar. During the year ended April 30, 2022, we recorded foreign currency translation (losses) in Total accumulated other comprehensive loss, net of tax of approximately $(71.6) million, primarily as a result of the fluctuations of the US dollar relative to the British pound sterling and, to a lesser extent, the euro.
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
Customer Credit Risk:
In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to us between the months of December and April. Although at fiscal year-end we had minimal credit risk exposure to these agents, future calendar year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 16% of total annual consolidated revenue, and no one agent accounts for more than 10% of total annual consolidated revenue.
Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online book resellers. Although no book customer accounts for more than 6% of total consolidated revenue and 12% of accounts receivable at April 30, 2024, the top 10 book customers account for approximately 11% of total consolidated revenue and approximately 27% of accounts receivable at April 30, 2024.

Index
Item 8. Financial Statements and Supplementary Data
The following Consolidated Financial Statements and Notes are filed as part of this report.
John Wiley & Sons, Inc. and Subsidiaries

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of John Wiley & Sons, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statement of financial position of John Wiley & Sons, Inc. and its subsidiaries (the “Company”) as of April 30, 2024, and the related consolidated statements of (loss) income, comprehensive (loss) income, shareholders’ equity and cash flows for the year then ended, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Index
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Journal Subscriptions Revenue

As described in Note 3 to the consolidated financial statements, the Company recorded $892.8 million of research publishing revenue for the year ended April 30, 2024, of which a majority relates to journal subscriptions. The majority of research publishing revenue is recognized over time. Journal subscription contracts are negotiated by the Company directly with customers or their subscription agents. Subscription periods typically cover calendar years. In a typical journal subscription sale, there is a written agreement between the Company and the customer that covers multiple years. However, management typically accounts for these agreements as one-year contracts because the enforceable rights under the agreements are subject to an annual confirmation and negotiation process with the customer. The transaction price consists of fixed consideration. Journal subscription revenue is generally collected in advance when the annual license is granted.

The principal considerations for our determination that performing procedures relating to revenue recognition for the journal subscriptions revenue is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over journal subscriptions revenue recognized. These procedures also included, among others (i) testing revenue recognized for a sample of journal subscription revenue transactions by obtaining and inspecting source documents, such as sales contracts, invoices, and cash receipts and (ii) confirming a sample of outstanding customer invoice balances as of April 30, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as sales contracts, invoices, and subsequent cash receipts.

Valuation of Each of the Disposal Groups – University Services and Wiley Edge

As described in Notes 2, 4 and 11 to the consolidated financial statements, the Company approved a plan to divest certain businesses determined as non-core businesses, which included University Services and Wiley Edge (collectively referred to as “the businesses”). Management concluded that the businesses met all the requisite held-for-sale criteria as of June 1, 2023, and therefore, the related assets and liabilities were reclassified as of that date as held-for-sale on the consolidated statement of financial position until the date of sale. The disposal group that is classified as held-for-sale is initially measured at the lower of its carrying value or fair value less any costs to sell. Any impairment loss resulting from this measurement is recognized in (losses) gains on sale of businesses and certain assets and impairment charges related to assets held-for-sale on the consolidated statement of (loss) income. On January 1, 2024, the Company completed the sale of University Services. The pretax loss on the sale of University Services was $107.0 million, consisting of impairment charges recognized in connection with the held-for-sale classification prior to the sale of $75.4 million and an additional loss of $31.6 million recognized upon completion of the sale due to subsequent changes in the fair value less costs to sell, as well as changes in the carrying amount of the disposal group. As of April 30, 2024, Wiley Edge continues to be reported as held-for-sale. The impairment charge related to assets held-for-sale for Wiley Edge was $19.4 million. The determination of the fair value less costs to sell was based on indicative sales values, which includes the value associated with contingent consideration to be received in the form of an earnout. The fair value of the earnouts were based on a Monte Carlo simulation and were estimated as the present value of the potential range of payouts averaged across the range of simulated revenues for University Services and simulated gross profits for Wiley Edge. The significant assumptions used in determining the fair value of the earnouts primarily include the risk-adjusted discount rate for simulated revenues and simulated gross profits.

Index
The principal considerations for our determination that performing procedures relating to the valuation of each of the disposal groups - University Services and Wiley Edge is a critical audit matter are (i) the significant judgment by management when determining the fair value less costs to sell of each of the disposal groups, which included the fair value estimates associated with the earnouts; (ii) a high degree of auditor judgment and effort in performing procedures and evaluating management’s significant assumptions related to the risk-adjusted discount rate for the simulated revenues and simulated gross profits used in determining the fair value estimates associated with the earnouts; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination of the fair value less costs to sell of each of the disposal groups, including the fair value estimates associated with the earnouts. These procedures also included, among others (i) reading the purchase agreements in place between the parties related to the divestiture of the businesses; (ii) testing management’s process for determining the fair value less costs to sell of each of the disposal groups, including the fair value estimates associated with the earnouts; (iii) evaluating the reasonableness of management’s assessment of the held-for-sale classification; (iv) testing the completeness and accuracy of underlying data used in the Monte Carlo simulation; and (v) evaluating the reasonableness of the significant assumption used by management related to the risk-adjusted discount rate for the simulated revenues and simulated gross profits. Evaluating management’s significant assumption involved evaluating whether the assumption used by management was reasonable considering the consistency with external market and industry data and whether this assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the risk-adjusted discount rate for the simulated revenues and simulated gross profits.

/s/ PricewaterhouseCoopers LLP
New York, New York
June 26, 2024

We have served as the Company’s auditor since 2023.

Index
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
John Wiley & Sons, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of financial position of John Wiley & Sons, Inc. and subsidiaries (the Company) as of April 30, 2023, the related consolidated statements of (loss) income, comprehensive (loss) income, cash flows, and shareholders’ equity for each of the years in the two-year period ended April 30, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP
We served as the Company’s auditor from 2002 to 2023.

New York, New York
June 26, 2023 except for Note 20, as to which the date is June 26, 2024

Index
John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
In thousands

	April 30,
	2024	2023
Assets:
Current assets
Cash and cash equivalents	$83,249	$106,714
Accounts receivable, net	224,198	310,121
Inventories, net	26,219	30,733
Prepaid expenses and other current assets	85,954	93,711
Current assets held-for-sale	34,422	—
Total current assets	454,042	541,279

Technology, property, and equipment, net	192,438	247,149
Intangible assets, net	615,694	854,794
Goodwill	1,091,368	1,204,050
Operating lease right-of-use assets	69,074	91,197
Other non-current assets	283,719	170,341
Non-current assets held-for-sale	19,160	—
Total assets	$2,725,495	$3,108,810

Liabilities and shareholders’ equity:
Current liabilities
Accounts payable	$55,659	$84,325
Accrued royalties	97,173	113,423
Short-term portion of long-term debt	7,500	5,000
Contract liabilities	483,778	504,695
Accrued employment costs	96,980	80,458
Short-term portion of operating lease liabilities	18,294	19,673
Other accrued liabilities	76,266	87,979
Current liabilities held-for-sale	37,632	—
Total current liabilities	873,282	895,553

Long-term debt	767,096	743,292
Accrued pension liability	70,832	86,304
Deferred income tax liabilities	97,186	144,042
Operating lease liabilities	94,386	115,540
Other long-term liabilities	71,760	79,052
Long-term liabilities held-for-sale	11,237	—
Total liabilities	1,985,779	2,063,783
Commitments and contingencies (Note 16)
Shareholders’ equity
Preferred stock, $1 par value: Authorized – 2 million, Issued – 0	—	—
Class A common stock, $1 par value: Authorized – 180 million, Issued – 70,259 and 70,231 as of April 30, 2024 and 2023, respectively	70,259	70,231
Class B common stock, $1 par value: Authorized – 72 million, Issued – 12,923 and 12,951 as of April 30, 2024 and 2023, respectively	12,923	12,951
Additional paid-in capital	474,406	469,802
Retained earnings	1,583,348	1,860,872
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(333,827)	(326,346)
Unamortized retirement costs, net of tax	(200,922)	(206,806)
Unrealized gain on interest rate swaps, net of tax	6,310	4,250
Total accumulated other comprehensive loss, net of tax	(528,439)	(528,902)
Less: treasury shares at cost (Class A – 24,828 and 23,983 as of April 30, 2024 and 2023, respectively, Class B – 3,928 and 3,925 as of April 30, 2024 and 2023, respectively)	(872,781)	(839,927)
Total shareholders’ equity	739,716	1,045,027
Total liabilities and shareholders’ equity	$2,725,495	$3,108,810
See accompanying Notes to Consolidated Financial Statements.

Index
John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
Dollars in thousands, except per share information

	For the Years Ended April 30,
	2024	2023	2022
Revenue, net	$1,872,987	$2,019,900	$2,082,928

Costs and expenses
Cost of sales	579,722	692,541	700,658
Operating and administrative expenses	1,013,520	1,037,399	1,079,585
Impairment of goodwill	108,449	99,800	—
Restructuring and related charges (credits)	63,041	49,389	(1,427)
Amortization of intangible assets	55,994	84,881	84,836
Total costs and expenses	1,820,726	1,964,010	1,863,652

Operating income	52,261	55,890	219,276

Interest expense	(49,003)	(37,745)	(19,802)
Foreign exchange transaction (losses) gains	(2,959)	894	(3,192)
(Losses) gains on sale of businesses and certain assets and impairment charges related to assets held-for-sale	(183,389)	10,177	3,694
Other (expense) income, net	(3,957)	3,884	9,685

(Loss) income before taxes	(187,047)	33,100	209,661
Provision for income taxes	13,272	15,867	61,352

Net (loss) income	$(200,319)	$17,233	$148,309

(Loss) earnings per share:
Basic	$(3.65)	$0.31	$2.66
Diluted	$(3.65)	$0.31	$2.62

Weighted average number of common shares outstanding:
Basic	54,945	55,558	55,759
Diluted	54,945	56,355	56,598
See accompanying Notes to Consolidated Financial Statements.

Index
John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Dollars in thousands

	For the Years Ended April 30,
	2024	2023	2022
Net (loss) income	$(200,319)	$17,233	$148,309

Other comprehensive (loss) income:
Foreign currency translation adjustment	(7,481)	3,220	(71,625)
Unamortized retirement costs, net of tax (expense) benefit of $(2,010), $5,967, and $(13,440), respectively	5,884	(24,580)	45,920
Unrealized gain on interest rate swaps, net of tax (expense) of $(663), $(393), and $(2,787), respectively	2,060	604	8,349
Total other comprehensive income (loss)	463	(20,756)	(17,356)

Comprehensive (loss) income	$(199,856)	$(3,523)	$130,953
See accompanying Notes to Consolidated Financial Statements.

Index
John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	For the Years Ended April 30,
	2024	2023	2022
Operating activities
Net (loss) income	$(200,319)	$17,233	$148,309
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment of goodwill	108,449	99,800	—
Losses (gains) on sale of businesses and certain assets and impairment charges related to assets held-for-sale	183,389	(10,217)	(3,694)
Amortization of intangible assets	55,994	84,881	84,836
Amortization of product development assets	22,835	32,366	35,162
Depreciation and amortization of technology, property, and equipment	98,160	96,006	95,172
Restructuring and related charges (credits)	63,041	49,389	(1,427)
Stock-based compensation expense	24,982	26,504	25,705
Employee retirement plan expense	27,844	26,956	19,146
Foreign exchange transaction losses (gains)	2,959	(894)	3,192
Other noncash (credits) charges	(12,319)	(6,319)	37,128
Changes in operating assets and liabilities
Accounts receivable, net	(22,062)	26,757	(26,318)
Inventories, net	5,436	(522)	2,311
Accounts payable and accrued royalties	(38,460)	22,908	16,373
Contract liabilities	(1,332)	(36,529)	9,973
Restructuring payments	(38,520)	(26,599)	(5,911)
Other accrued liabilities	19,274	(48,787)	(13,476)
Employee retirement plan contributions	(36,887)	(45,985)	(46,729)
Operating lease liabilities	(25,852)	(26,919)	(29,737)
Other	(28,974)	(2,958)	(10,915)
Net cash provided by operating activities	207,638	277,071	339,100
Investing activities
Product development spending	(17,262)	(22,958)	(27,015)
Additions to technology, property, and equipment	(76,080)	(81,155)	(88,843)
Businesses acquired in purchase transactions, net of cash acquired	(3,116)	(7,292)	(75,703)
(Costs) proceeds related to the sale of businesses and certain assets	(1,771)	15,585	3,375
Acquisitions of publication rights and other	(8,414)	(2,578)	(5,838)
Net cash used in investing activities	(106,643)	(98,398)	(194,024)
Financing activities
Repayments of long-term debt	(1,156,939)	(1,044,205)	(661,873)
Borrowings of long-term debt	1,184,706	1,005,271	650,877
Payment of debt issuance costs	—	(4,493)	—
Purchases of treasury shares	(45,050)	(35,000)	(30,000)
Change in book overdrafts	(4,472)	(4,841)	(6,327)
Cash dividends	(76,964)	(77,298)	(77,205)
Impact of tax withholding on stock-based compensation and other	(8,502)	(8,002)	(7,110)
Net cash used in financing activities	(107,221)	(168,568)	(131,638)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(1,493)	(3,570)	(7,070)
Cash reconciliation:
Cash and cash equivalents	106,714	100,397	93,795
Restricted cash included in Prepaid expenses and other current assets	548	330	564
Balance at beginning of year	107,262	100,727	94,359
(Decrease) increase for year	(7,719)	6,535	6,368
Cash and cash equivalents	99,441	106,714	100,397
Restricted cash included in Prepaid expenses and other current assets	102	548	330
Balance at end of year (1)	$99,543	$107,262	$100,727
Cash paid during the year for:
Interest	$47,101	$36,130	$17,834
Income taxes, net of refunds	$50,834	$50,891	$48,887
Noncash items:
Shares issued in connection with the acquisition of a business	$—	$—	$7,363

(1)	The balance as of April 30, 2024 includes held-for-sale cash, cash equivalents and restricted cash. See Note 4, “Acquisitions and Divestitures” for further details.
See accompanying Notes to Consolidated Financial Statements.

Index
John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders’ equity
Balance at April 30, 2021	$70,208	$12,974	$444,358	$1,850,058	$(490,790)	$(795,517)	$1,091,291
							—
Restricted shares issued under stock-based compensation plans	—	—	(12,578)	(2)	—	12,854	274
Issuance of Class A common stock related to the acquisition of a business	—	—	—	—	—	7,363	7,363
Impact of tax withholding on stock-based compensation and other	—	—	814	—	—	(7,924)	(7,110)
Stock-based compensation expense	—	—	26,703	—	—	—	26,703
Purchases of treasury shares	—	—	—	—	—	(30,000)	(30,000)
Class A common stock dividends ($1.38 per share)	—	—	—	(64,724)	—	—	(64,724)
Class B common stock dividends ($1.38 per share)	—	—	—	(12,481)	—	—	(12,481)
Common stock class conversions	18	(18)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	148,309	(17,356)	—	130,953
Balance at April 30, 2022	$70,226	$12,956	$459,297	$1,921,160	$(508,146)	$(813,224)	$1,142,269

Restricted shares issued under stock-based compensation plans	—	—	(16,152)	3	—	16,436	287
Impact of tax withholding on stock-based compensation and other	—	—	137	—	—	(8,139)	(8,002)
Stock-based compensation expense	—	—	26,520	—	—	—	26,520
Purchases of treasury shares	—	—	—	—	—	(35,000)	(35,000)
Class A common stock dividends ($1.39 per share)	—	—	—	(64,973)	—	—	(64,973)
Class B common stock dividends ($1.39 per share)	—	—	—	(12,551)	—	—	(12,551)
Common stock class conversions	5	(5)	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	17,233	(20,756)	—	(3,523)
Balance at April 30, 2023	$70,231	$12,951	$469,802	$1,860,872	$(528,902)	$(839,927)	$1,045,027

Restricted shares issued under stock-based compensation plans	—	—	(20,392)	1	—	20,698	307
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(8,502)	(8,502)
Stock-based compensation expense	—	—	24,996	—	—	—	24,996
Purchases of treasury shares	—	—	—	—	—	(45,050)	(45,050)
Class A common stock dividends ($1.40 per share)	—	—	—	(64,584)	—	—	(64,584)
Class B common stock dividends ($1.40 per share)	—	—	—	(12,622)	—	—	(12,622)
Common stock class conversions	28	(28)	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	(200,319)	463	—	(199,856)
Balance at April 30, 2024	$70,259	$12,923	$474,406	$1,583,348	$(528,439)	$(872,781)	$739,716
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
Wiley is one of the world’s largest publishers and a global leader in research and learning. The Company's content, services, platforms, and knowledge networks are tailored to meet the evolving needs of its customers and partners, including researchers, students, instructors, professionals, institutions, and corporations. Wiley empowers knowledge seekers to transform today’s biggest obstacles into tomorrow’s brightest opportunities. For more than two centuries, the Company has been delivering on its timeless mission to unlock human potential.
On June 1, 2023, Wiley’s Board of Directors approved a plan to divest certain businesses that we determined are non-core businesses. Those businesses are University Services, Wiley Edge, and CrossKnowledge. On January 1, 2024 we completed the sale of University Services. On January 8, 2024 we entered into an agreement to sell our Wiley Edge business, which closed on May 31, 2024, with the exception of its India operations. The sale of Wiley Edge’s India operation will be finalized later in calendar year 2024. We expect to complete the sale of CrossKnowledge by the second quarter of fiscal year 2025. As a result of these planned divestitures, in the three months ended July 31, 2023, we reorganized our segments, and our new structure consists of three reportable segments which include Research (no change), Learning, and Held for Sale or Sold, as well as a Corporate expense category (no change). Prior period segment results and disclosures within the Notes to Consolidated Financial Statements have been recast to the new segment presentation. There were no changes to our consolidated financial results.
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
Basis of Presentation:
Our Consolidated Financial Statements include all the accounts of the Company and our subsidiaries. We have eliminated all intercompany transactions and balances in consolidation. All amounts are presented in US dollars, unless otherwise specified. All amounts are in thousands, except per share amounts, and approximate due to rounding.
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
Book Overdrafts:
Under our cash management system, a book overdraft balance exists for our primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in individual bank accounts. Our funds are transferred from other existing bank account balances or from lines of credit as needed to fund checks presented for payment. As of April 30, 2024 and 2023, book overdrafts of $10.1 million and $14.6 million, respectively, were included in Accounts payable on the Consolidated Statements of Financial Position.
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
Allowance for Credit Losses:
We are exposed to credit losses through our accounts receivable with customers. Accounts receivable, net, is stated at amortized cost net of provision for credit losses. Our methodology to measure the provision for credit losses requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable, such as, delinquency trends, aging behavior of receivables, credit and liquidity indicators for industry groups, customer classes or individual customers, and reasonable and supportable forecasts of the economic and geopolitical conditions that may exist through the contractual life of the asset. Our provision for credit losses is reviewed and revised periodically. Our accounts receivable is evaluated on a pool basis that is based on customer groups with similar risk characteristics. This includes consideration of the following factors to develop these pools: size of the customer, industry, geographical location, historical risk, and types of services or products sold. We write off receivables only when deemed no longer collectible.

Index
Sales Return Reserves:
The process that we use to determine our sales returns and the related reserve provision charged against revenue is based on applying an estimated return rate to current year returnable print book sales. This rate is based upon an analysis of actual historical return experience in the various markets and geographic regions in which we do business. We collect, maintain, and analyze significant amounts of sales returns data for large volumes of homogeneous transactions. This allows us to make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Associated with the estimated sales return reserves, we also include a related increase to inventory and a reduction to accrued royalties as a result of the expected returns. Print book sales return reserves amounted to a net liability balance of $14.4 million as of both April 30, 2024 and 2023.
The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position as of April 30:

	2024	2023
Increase in Inventories, net	$7,833	$6,923
Decrease in Accrued royalties	(3,112)	(3,240)
Increase in Contract liabilities	25,393	24,582
Print book sales return reserve net liability balance	$(14,448)	$(14,419)
Inventories:
Inventories are carried at the lower of cost or net realizable value. US book inventories aggregating $11.4 million and $16.6 million at April 30, 2024 and 2023, respectively, are valued using the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method.
Product Development Assets:
Product development assets consist of book composition costs and other product development costs and are included in Other non-current assets on the Consolidated Statements of Financial Position. Costs associated with developing a book for publication are expensed until the product is determined to be commercially viable. Book composition costs represent the costs incurred to bring an edited commercial manuscript to publication, which include typesetting, proofreading, design, illustration costs, and digital formatting. Book composition costs are capitalized and are generally amortized on a double-declining basis over their estimated useful lives, ranging from 1 to 3 years. Other product development costs represent the costs incurred in developing software, platforms, and digital content to be sold and licensed to third parties. Other product development costs are capitalized and amortized on a straight-line basis over their estimated useful lives. As of April 30, 2024, the weighted average estimated useful life of other product development costs was approximately 3 years.
Royalty Advances:
Royalty advances are capitalized in Other non-current assets on the Consolidated Statements of Financial Position and, upon publication, are expensed as royalties earned based on sales of the published works. Royalty advances are reviewed for recoverability and a reserve for loss is maintained, if appropriate.

Index
Advertising and Marketing Costs:
Advertising and marketing costs are expensed as incurred. These costs are reflected in the Consolidated Statements of (Loss) Income as follows:

	For the Years Ended April 30,
	2024	2023	2022
Advertising and marketing costs	$61,709	$93,385	$100,572
Cost of sales(1)	28,809	55,907	62,889
Operating and administrative expenses	32,900	37,478	37,683

(1)
This includes certain advertising and marketing costs incurred by the University Services business previously included in our Held for Sale or Sold segment to fulfill performance obligations from contracts with educational institutions.

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
Assets and Liabilities Held-for-Sale:

We classify assets as held-for-sale in the period when the following conditions are met: (i) management, having the authority to approve the action, commits to a plan to sell the disposal group; (ii) the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal group; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; (iv) the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the disposal group beyond one year; (v) the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Index
The disposal group that is classified as held-for-sale is initially measured at the lower of its carrying value or fair value less any costs to sell. The determination of the fair value less costs to sell is based on indicative sales values and may require us to make judgments on significant estimates and assumptions regarding forecasted information such as revenue growth, EBITDA, depreciation and amortization, and capital expenditures, and discount rates. The fair value less costs to sell is also subject to changes from the continued progression of the selling process and indications of changes in the consideration for the business, as well as changes in the carrying amounts of the disposal group. We may use a third-party valuation consultant to assist in the determination of such estimates. Any impairment loss resulting from this measurement is recognized in (Losses) gains on sale of businesses and certain assets and impairment charges related to assets held-for-sale on the Consolidated Statements of (Loss) Income and is included as a valuation allowance or contra-asset account within Current assets held-for-sale or Non-current assets held-for-sale or both on the Consolidated Statement of Financial Position. Gains are not recognized on a disposal group held-for-sale until the date of sale.

The fair value of a disposal group less any costs to sell is assessed each reporting period it remains classified as held-for-sale and any subsequent change is reported as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held-for-sale. Upon determining that a disposal group meets the criteria to be classified as held-for-sale, we report the assets and liabilities of the disposal group as held-for-sale in the Consolidated Statements of Financial Position.
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
Intangible assets with definite lives as of April 30, 2024 are amortized on a straight-line basis over the following weighted average estimated useful lives: content and publishing rights – 27 years, customer relationships – 16 years, developed technology – 7 years, brands and trademarks – 16 years, and covenants not to compete agreements – 4 years.
Assets with definite lives are evaluated for indicators of impairment upon a significant change in the operating or macroeconomic environment. When indicators of impairment are present, we test definite lived and long-lived assets for recoverability by comparing the carrying value of an asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. In these circumstances, if an evaluation of the projected undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value based on the discounted future cash flows.

Index
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
Under FASB ASC Topic 815, “Derivatives and Hedging” (ASC Topic 815), derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated other comprehensive loss on the Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated other comprehensive loss to Interest expense on the Consolidated Statements of (Loss) Income. The interest settlement payments associated with the interest rate swap agreements are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.
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

Index
Stock-Based Compensation:
We recognize stock-based compensation expense based on the fair value of the stock-based awards on the grant date, reduced by an estimate for future forfeited awards. As such, stock-based compensation expense is only recognized for those awards that are expected to ultimately vest. The fair value of stock-based awards is recognized in net income generally on a straight-line basis over the requisite service period. Stock-based compensation expense associated with performance-based stock awards is based on actual financial results for targets established up to three years in advance, or less. The cumulative effect on current and prior periods of a change in the estimated number of performance share awards, or estimated forfeiture rate, is recognized as an adjustment to earnings in the period of the revision. If actual results differ significantly from estimates, our stock-based compensation expense and Consolidated Statements of (Loss) Income could be impacted. We accelerate expense on performance-based awards using a graded vesting schedule for employees who meet retirement eligibility requirements prior to the end of the award’s service period.
The grant date fair value for stock options is estimated using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model include the expected life of an option, the expected volatility of our common stock over the estimated life of the option, a risk-free interest rate, and the expected dividend yield. Judgment was also required in estimating the number of stock-based awards that may be forfeited.
Fair Value Measurement:
The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value at the end of every reporting period. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.
In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures” (ASC Topic 820), assets and liabilities subject to fair value measurement disclosures are classified according to the three-level fair value hierarchy with respect to the inputs used to determine fair value. The level in which an asset or liability is disclosed within the fair value hierarchy is based on the lowest level input that is significant to the related fair value measurement in its entirety. The levels of input are defined as follows:
•Level 1:    Quoted prices unadjusted for identical assets or liabilities in an active market.
•Level 2:    Quoted prices for similar assets or liabilities in an active market, quoted prices for identical similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.
•Level 3:    Unobservable inputs that reflect the entity’s own assumptions which market participants would use in pricing the asset or liability.
Recently Adopted Accounting Standards
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the Financial Accounting Standards Board (FASB) issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with FASB Accounting Standards Codification (ASC) 606 “Revenue from Contracts with Customers” (Topic 606) as if it had originated the contracts. Generally, this would result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements if the acquiree prepared financial statements in accordance with US GAAP. We adopted ASU 2021-08 on May 1, 2023. The standard is applied prospectively to business combinations occurring on or after the effective date of the amendments. The adoption did not have an impact on our consolidated financial statements at the time of adoption.

Index
Recently Issued Accounting Standards
Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” This ASU enhances the transparency, effectiveness, and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. This ASU is effective for our annual disclosures starting fiscal year 2026. Early adoption is permitted. A public entity should apply the amendments in this ASU on a prospective basis with the option to apply the standard retrospectively. We are currently assessing the impact of the disclosure requirements on our consolidated financial statements.

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
Note 3 — Revenue Recognition, Contracts with Customers
Disaggregation of Revenue
As described in Note 1, “Description of Business”, we have reorganized our segments. Our new segment structure consists of three reportable segments which includes (1) Research (no change), (2) Learning, (3) Held for Sale or Sold, as well as a Corporate expense category (no change), which includes certain costs that are not allocated to the reportable segments. Research includes reporting lines of Research Publishing and Research Solutions. Learning includes reporting lines of Academic and Professional. Held for Sale or Sold includes those non-core businesses which we have sold or previously announced we are divesting. Prior period segment results and disclosures within the Notes to Consolidated Financial Statements have been recast to the new segment presentation. There were no changes to our consolidated financial results. See Note 20, “Segment Information,” for more details regarding our reportable segments.
The following tables present our revenue from contracts with customers disaggregated by segment and product type.

	For the Years Ended April 30,
	2024	2023	2022
Research:
Research Publishing	$892,784	$926,773	$963,715
Research Solutions	149,921	153,538	147,628
Total Research	1,042,705	1,080,311	1,111,343

Learning:
Academic	323,541	304,633	331,931
Professional	251,198	241,762	249,277
Total Learning	574,739	546,395	581,208

Held for Sale or Sold	255,543	393,194	390,377

Total Revenue	$1,872,987	$2,019,900	$2,082,928

Index
The following information describes our disaggregation of revenue by segment and product type. Overall, the majority of our revenue is recognized over time.
Research
Total Research revenue was $1,042.7 million in the year ended April 30, 2024. Research products are sold and distributed globally through multiple channels. The majority of revenue generated from Research products is recognized over time.
We disaggregated revenue by Research Publishing and Research Solutions to reflect the different types of products and services provided.
Research Publishing Products

Research Publishing products provide scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Research Publishing revenue was $892.8 million in the year ended April 30, 2024, and the majority is recognized over time.

In the year ended April 30, 2024, Research Publishing products generated approximately 86% of its revenue from contracts with its customers from Journal Subscriptions (pay to read), Open Access (pay to publish), and Transformational Agreements (read and publish), and the remainder from Licensing and other revenue streams.
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
In journal subscriptions, there are generally two performance obligations: a functional intellectual property license with a stand-ready obligation to provide access to new content for one year, which includes online hosting of the content (collectively referred to as Read) which is recognized over time, and a functional intellectual property perpetual license for access to historical journal content (Perpetual License) which is recognized at the point in time when access to the historical content is initially granted. The transaction price consists of fixed consideration. Journal subscription revenue is generally collected in advance when the annual license is granted.
The total transaction price is allocated to each performance obligation based on its relative standalone selling price using a combination of observable and estimated stand-alone selling prices, which includes the expected cost plus a margin approach. We allocate revenue to the stand-ready obligation to provide access to new content for one year based on its observable standalone selling price to provide the right of access to additional intellectual property. The allocation of revenue to the perpetual licenses for access to historical journal content is done using the expected cost plus a margin approach, as applicable.
Under the open access business model, there is generally one performance obligation whereby accepted research articles are published and all open articles are immediately free to access online. The transaction price is fixed based on payment of an article publication charge (APC), which under certain contracts can be variable due to discounts. Revenue is recognized at a point in time which is upon publication which is when Wiley's obligation is complete.
Transformational agreements (read and publish) blend journal subscription and open access offerings. Generally, for a single fee, a national or regional consortium of libraries pays for and receives full read access to our journal portfolio and the ability to publish under an open access arrangement. Transformational agreements include multiple performance obligations and depending upon the model can include a combination of Read which is recognized over time; Perpetual License which is recognized at a point in time; and a publishing right that allows for articles to be published in hybrid and/or gold open access journals, which is recognized point in time or over time depending upon the model. The total transaction price is generally fixed and allocated to each performance obligation based on its relative stand-alone selling price using a combination of observable and estimated stand-alone selling prices. Estimated stand-alone selling prices include the expected cost plus a margin approach, and a residual approach.

Index
Licensing
Within licensing, the revenue derived from these contracts is primarily comprised of advance payments, including minimum guarantees and sales- or usage-based royalty agreements. Our intellectual property is considered to be functional intellectual property. Due to the stand-ready obligation to provide updates during the subscription period, which is generally an annual period, revenue for the minimum guarantee is recognized on a straight-line basis over the term of the agreement. For our sales- or usage-based royalty agreements, we recognize revenue in the period of usage based on the amounts earned. We record revenue under these arrangements for the amounts due and not yet reported to us based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. We also have certain licenses whereby we receive a non-refundable minimum guarantee in advance (recorded over time as described above) against a volume-based royalty throughout the term of the agreement. When the cumulative consideration exceeds the minimum guarantee, it is recognized as the subsequent sales or usage occurs.
Research Solutions Products and Services

Research Solutions revenue was $149.9 million in the year ended April 30, 2024, and the majority is recognized over time. In the year ended April 30, 2024, Research Solutions products and services generated approximately 67% of their revenue from contracts with their customers from corporate and society offerings and 33% from Atypon platforms and services.

Corporate and Society Service Offerings

Corporate and society service offerings includes advertising, spectroscopy software and spectral databases, job board software and career center services publishing services including editorial operations, production, copyediting, system support and consulting, and journal submission and peer management systems.
Generally, these product and service offerings can include either a single or multiple performance obligations, and have a mix of revenue recognized at a point in time and over time.

Atypon® Platforms and Services

Atypon® platforms and services primarily includes a single performance obligation for the implementation and hosting of subscription services. The transaction price is fixed which may include price escalators that are fixed increases per year, and therefore, revenue is recognized upon the initiation of the subscription period and recognized on a straight-line basis over the time of the contractual period. The duration of these contracts is generally multiyear ranging from 2 to 5 years.
Learning

Total Learning revenue was $574.7 million in the year ended April 30, 2024. We disaggregated revenue by Academic and Professional to reflect the different types of products and services provided.
Academic

Academic products revenue was $323.5 million in the year ended April 30, 2024. Products and services include scientific, professional, and education print and digital books, and digital courseware to libraries, corporations, students, professionals, and researchers. Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks and other online applications.

In the year ended April 30, 2024, Academic products generated approximately 56% of their revenue from contracts with their customers for print and digital publishing, which is recognized at a point in time. Digital Courseware products generate approximately 33% of their revenue from contracts with their customers which is recognized over time. The remainder of their revenues were from Licensing and other revenue streams which have a mix of revenue recognized at a point in time and over time.

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
This revenue stream also includes variable consideration as it relates to discounts and returns for both print and digital books. Discounts are identifiable by performance obligation and therefore are applied at the point of sale by performance obligation. The process that we use to determine our sales returns and the related reserve provision charged against revenue is based on applying an estimated return rate to current year returnable print book sales. This rate is based upon an analysis of tracking actual historical return experience in the various markets and geographic regions in which we do business and make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and to which fiscal year the sales returns apply. Associated with the estimated sales return reserves, we also include a related increase to inventory and reduction to accrued royalties as a result of the expected returns.
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
Licensing
Revenue derived from our licensing contracts is primarily comprised of advance payments and sales- or usage-based royalties. Revenue for advance payments is recognized at the point in time that the functional intellectual property license is granted. For sales- or usage-based royalties, we record revenue under these arrangements for the amounts due and not yet reported to us based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. We also have certain licenses whereby we receive a non-refundable minimum guarantee (recognized at a point in time as described above) against a volume-based royalty throughout the term of the agreement. We recognize volume-based royalty income only when cumulative consideration exceeds the minimum guarantee and the subsequent sales or usage occurs.
Professional
Professional products revenue was $251.2 million in the year ended April 30, 2024. Professional provides learning, development, publishing, and assessment services for businesses and professionals. Our trade publishing produces professional books, which includes business and finance, technology, professional development for educators, test preparation books and other professional categories, as well as the For Dummies® brand. Products are sold to brick-and-mortar and online retailers, wholesalers who supply such bookstores, college bookstores, individual practitioners, corporations, and government agencies.

In the year ended April 30, 2024, Professional products generated approximately 55% of their revenue from contracts with their customers for trade print and digital publishing, which is recognized at a point in time. Our assessments offering in the year ended April 30, 2024 generates approximately 30% of their revenue from contracts with its customers, which has a mix of revenue recognized at a point in time and over time. The remainder of Professional revenues were from Licensing and other revenue streams, which has a mix of revenue recognized at a point in time and over time.

Index
Print and Digital Publishing
Professional print and digital publishing have the same performance obligations as Academic print and digital publishing which is described above. In addition, this revenue stream also has variable consideration as it relates to discounts and returns for both print and digital books which is described above in Academic print and digital publishing.
As it relates to print and digital books, revenue is recognized at the point when control of the product transfers, which for print is upon shipment or for digital when fulfillment of the products has been rendered.

Assessments

Our assessments offering includes high-demand soft-skills training solutions that are delivered to organizational clients through online digital delivery platforms, either directly or through an authorized distributor network of independent consultants, trainers, and coaches.

The assessments product offering includes multiple performance obligations. This includes a performance obligation that includes an annual membership which is recognized over time as we have an obligation to stand-ready for the customer’s use of the services. In addition, there are performance obligations for the assessments and related products or services which are recognized at a point in time when the assessment, product, or service is provided or delivered. The transaction price is allocated to each performance obligation based on its relative standalone selling price which is observable.

Licensing
Revenue derived from our licensing contracts is primarily comprised of advance payments and sales- or usage-based royalties. Revenue for advance payments is recognized at the point in time that the functional intellectual property license is granted. For sales- or usage-based royalties, we record revenue under these arrangements for the amounts due and not yet reported to us based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. We also have certain licenses whereby we receive a non-refundable minimum guarantee (recognized at a point in time as described above) against a volume-based royalty throughout the term of the agreement. We recognize volume-based royalty income only when cumulative consideration exceeds the minimum guarantee and the subsequent sales or usage occurs.
Held for Sale or Sold

Held for Sale or Sold revenue was $255.5 million in the year ended April 30, 2024. Our Held for Sale or Sold offerings include University Services, Wiley Edge, and CrossKnowledge.
University Services
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
Wiley Edge
Wiley Edge sources, trains, and prepares aspiring students and professionals to meet the skill needs of today’s technology careers, and then places them with some of the world’s largest financial institutions, technology companies, and government agencies. Wiley Edge revenue is recognized at the point in time the services are provided to its customers.

Index
CrossKnowledge

CrossKnowledge services includes online learning and training solutions for global corporations, universities, and small and medium-sized enterprises sold on a subscription or fee basis. The transaction price for these corporate learning services consists of fixed consideration that is determined at the beginning of each year and received at the same time. There are multiple performance obligations, which include the licenses to learning content and the learning application. Revenue is recognized over time as we have a continuous obligation to provide the right of access to the intellectual property which includes the licenses and learning applications.

Held for Sale or Sold also includes the revenue associated with those businesses which have been sold, which includes Wiley’s Efficient Learning test prep portfolio business, and our advancement courses business which were both sold in fiscal year 2023, and our Tuition Manager business which was sold in the three months ended July 31, 2023.
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
The following table provides information about accounts receivable, net and contract liabilities from contracts with customers.

	April 30, 2024	April 30, 2023	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$224,198	$310,121	$(85,923)
Contract liabilities(1)	483,778	504,695	(20,917)
Contract liabilities (included in Other long-term liabilities)	$14,819	$17,426	$(2,607)

(1)
The sales return reserve recorded in Contract liabilities is $25.4 million and $24.6 million as of April 30, 2024 and April 30, 2023, respectively. See Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards” for further details of the sales return reserve.

For the years ended April 30, 2024 and 2023, we estimate that we recognized as revenue substantially all of the current contract liability balance at April 30, 2023 and 2022, respectively.
The decrease in contract liabilities, excluding the sales return reserve, was primarily driven by the reclassification of the held-for-sale amounts to Current liabilities held-for-sale on the Consolidated Statement of Financial Position in the first quarter of fiscal year 2024, including the sale of University Services in the third quarter of fiscal year 2024. Excluding the held-for-sale and disposition activity described above, the change in contract liabilities was flat primarily due to revenue earned on journal subscription agreements, transformational agreements, and open access, offset by renewals of journal subscription agreements, transformational agreements, and open access.
Remaining Performance Obligations included in Contract Liability
As of April 30, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $498.6 million, which includes the sales return reserve of $25.4 million. Excluding the sales return reserve, we expect that approximately $458.4 million will be recognized in the next twelve months with the remaining $14.8 million to be recognized thereafter.

Index
Assets Recognized for the Costs to Fulfill a Contract
Costs to fulfill a contract are directly related to a contract that will be used to satisfy a performance obligation in the future and are expected to be recovered. These costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. These types of costs are incurred in the following product types: (1) Research Solutions services, which includes customer specific implementation costs per the terms of the contract and (2) University Services, which is included in the Held for Sale or Sold segment and includes customer specific costs to develop courses per the terms of the contract. As of April 30, 2024, we no longer have costs to fulfill related to the University Services business since it was sold on January 1, 2024.
Our assets associated with incremental costs to fulfill a contract were $3.1 million and $10.6 million at April 30, 2024 and 2023, respectively, and are included within Other non-current assets on our Consolidated Statements of Financial Position. We recorded amortization expense of $4.5 million, $4.5 million, and $5.2 million in the years ended April 30, 2024, 2023, and 2022, respectively, related to these assets within Cost of sales on the Consolidated Statements of (Loss) Income.
Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Learning segment, occur before the transfer of control of the related goods. Therefore, in accordance with the revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third-party shipping and handling are primarily reflected in Operating and administrative expenses on the Consolidated Statements of (Loss) Income. We incurred $25.9 million, $27.1 million, and $29.0 million in shipping and handling costs in the years ended April 30, 2024, 2023, and 2022, respectively.

Index
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
Divestitures
As part of our ongoing initiatives to simplify our portfolio to drive sustained performance improvement, we have completed certain dispositions as of April 30, 2024, and committed to a plan to divest additional businesses which are expected to be substantially completed by the second quarter of fiscal year 2025.
On June 1, 2023, Wiley’s Board of Directors approved a plan to divest certain businesses that we determined are non-core businesses. Those businesses are University Services, Wiley Edge, and CrossKnowledge. In accordance with FASB ASC Topic 205, “Presentation of Financial Statements,” we determined that the planned divestitures of University Services, Wiley Edge, and CrossKnowledge each do not represent a strategic shift that will have a major effect on our consolidated results of operations, and therefore their results of operations were not reported as discontinued operations. We concluded that the businesses met all the requisite held-for-sale criteria as of June 1, 2023. Therefore, the related assets and liabilities were reclassified as of that date as held-for-sale on the Consolidated Statement of Financial Position until the date of sale.

As a result of these planned divestitures, in the three months ended July 31, 2023 we reorganized our segments and our new structure consists of three reportable segments which includes Research (no change), Learning, and Held for Sale or Sold, as well as a Corporate expense category (no change). The operations of University Services, Wiley Edge, and CrossKnowledge are reported in the Held for Sale or Sold segment until the date of sale. See Note 20, “Segment Information” for more details regarding our reportable segments. See Note 11, “Goodwill and Intangible Assets” for more details on the interim goodwill impairment tests and the impairment charges.
On January 1, 2024 we completed the sale of University Services. On January 8, 2024 we entered into an agreement to sell our Wiley Edge business, which closed on May 31, 2024, with the exception of its India operations. The sale of Wiley Edge’s India operation will be finalized later in calendar year 2024. We expect to complete the sale of CrossKnowledge by the second quarter of fiscal year 2025. As of April 30, 2024, both Wiley Edge and CrossKnowledge continue to be reported as held-for-sale.

Index
Fiscal Year 2024

University Services

On January 1, 2024, we completed the sale of University Services, which was included in our Held for Sale or Sold segment, pursuant to a Membership Interest and Asset Purchase Agreement with Academic Partnerships LLC, a Delaware limited liability company (Academic Partnerships), and Education Services Upper Holdings Corp., a Delaware corporation. The selling price for University Services at the date of sale which was updated during the three months ended April 30, 2024 for an estimation of the working capital adjustment, had a fair value of $119.1 million, paid in the form of (i) an unsecured promissory note with an initial aggregate principal amount of $89.4 million (Seller Note), subject to customary working capital adjustments; (ii) $17.8 million of additional contingent consideration in the form of an earnout recorded at fair value based on revenue targets during each of the two fiscal years in the period from May 1, 2024 through April 30, 2026 (Earnout); and (iii) a number of common units of TVG-Academic Partnerships Holdings, LLC, the ultimate parent company of Academic Partnerships equal to 10% of the total common units outstanding at the date of sale valued at $11.9 million (TVG Investment). The Seller Note, Earnout, and TVG Investment are reflected in Other non-current assets in our Consolidated Statements of Financial Position.

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

The Seller Note has a maturity date that is the earlier of (i) one year after the maturity date of Academic Partnerships’ material secured indebtedness for borrowed money and (ii) January 1, 2031. The Seller Note bears interest at the rate of 10% per annum commencing on January 2, 2024, increasing to 12% per annum on and after January 1, 2026. Interest income from the note receivable represents non operating income and is included in Other (expense) income, net on the Consolidated Statements of (Loss) Income.

The maximum Earnout amount is $40 million, subject to adjustments for the third-party customer consents as noted above. We elected to record the fair value of the Earnout as of the date of the sale, and will update that fair value as applicable until settled. The fair value of the Earnout was based on a Monte Carlo simulation. This fair value was categorized as Level 3 within the ASC Topic 820 fair value hierarchy. This method considers the terms and conditions in the Membership Interest and Asset Purchase Agreement, our best estimates of forecasted revenue for the Earnout periods and simulates a range of revenues over the applicable periods based on an estimate of revenue volatility. The fair value of the Earnout was estimated as the present value of the potential range of payouts averaged across the range of simulated revenues using an estimated risk-adjusted discount rate for the simulated revenues. The Earnout amount is subject to change based on final results and calculations.

Our TVG Investment will be accounted for under the cost method minus impairment.

The pretax loss on sale was $107.0 million after accounting for the assets sold, liabilities transferred upon sale, and transaction costs and is included in (Losses) gains on sale of businesses and certain assets and impairment charges related to assets held-for-sale in our Consolidated Statements of (Loss) Income for the year ended April 30, 2024. The loss was updated during the three months ended April 30, 2024 due to an estimation of the working capital adjustment and the disposal of certain customers asset and liability balances. In connection with the held-for-sale classification, we recognized cumulative impairment charges of $75.4 million on the remeasurement of the disposal group at the lower of carrying value or fair value less costs to sell. Upon the completion of the sale, we recognized an additional loss of $31.6 million due to subsequent changes in the fair value less costs to sell, as well as changes in the carrying amount of the disposal group.

We entered into a transition services agreement (TSA) to facilitate the transition of the divested business.

Index
Tuition Manager

On May 31, 2023, we completed the sale of our tuition manager business (Tuition Manager), which was included in our Held for Sale or Sold segment. The divestiture did not represent a strategic shift that would have a major effect on our consolidated results of operations, and therefore its results of operations were not reported as discontinued operations. The cash received net of transaction costs at the date of sale was $0.5 million, and $0.5 million of additional cash was received after the date of sale. The pretax loss on sale was $1.5 million after accounting for the assets sold, liabilities transferred upon sale, and transaction costs and is included in (Losses) gains on sale of businesses and certain assets and impairment charges related to assets held-for-sale in our Consolidated Statements of (Loss) Income for the year ended April 30, 2024. The carrying value of the net assets included in the pretax loss on sale was $2.5 million, including intangible assets of $1.0 million and no goodwill.
Fiscal Year 2023
Test Prep and Advancement Courses
On February 28, 2023, we completed the sale of Wiley’s Efficient Learning test prep portfolio business. In addition, on March 31, 2023, we completed the sale of our advancement courses business. Both were included in our Held for Sale or Sold segment. Neither disposition constituted a strategic shift, and the impact on our overall operations and financial results was not material. Accordingly, the operations associated with the dispositions are not reported in discontinued operations. The selling price for both dispositions was $16.5 million, which included $15.5 million of cash received net of transaction costs at the date of disposition, and $1.0 million to be received after the disposition date. The pretax gain on sale was $10.2 million, after accounting for the assets sold, liabilities transferred upon sale, and transaction costs and is included in (Losses) gains on sale of businesses and certain assets and impairment charges related to assets held-for-sale in our Consolidated Statements of (Loss) Income for the year ended April 30, 2023. As a result of the closing of the transactions, we derecognized net assets of $6.4 million, including goodwill of $5.3 million and intangible assets of $2.4 million.

Assets and Liabilities Held-for-Sale

As of April 30, 2024, Wiley Edge and CrossKnowledge continue to be reported as held-for-sale. We measured each disposal group at the lower of carrying value or fair value less costs to sell. The determination of the fair value less costs to sell is based on the indicative sales values and includes value associated with contingent consideration to be received in the form of an earnout for Wiley Edge. This fair value was categorized as Level 3 within the ASC Topic 820 fair value hierarchy. In the year ended April 30, 2024, we recorded held-for-sale pretax noncash impairment charges of $74.8 million. The total impairment charge for Wiley Edge in the year ended April 30, 2024 was $19.4 million. The total impairment charge for CrossKnowledge in the year ended April 30, 2024 was $55.4 million. The pretax noncash impairment charges are reflected in (Losses) gains on sale of businesses and certain assets and impairment charges related to assets held-for-sale on the Consolidated Statements of (Loss) Income for the year ended April 30, 2024. The impairments are included as a valuation allowance or contra-asset account within Current assets held-for-sale and Non-current assets held-for-sale on the Consolidated Statement of Financial Position as of April 30, 2024.

Index
The major categories of assets and liabilities that have been classified as held-for-sale on the Consolidated Statement of Financial Position as of April 30, 2024 were as follows:

	Cross Knowledge	Wiley Edge	Total
Assets held-for-sale:
Current assets
Cash and cash equivalents (1)	$6,305	$9,887	$16,192
Accounts receivable, net	12,914	13,897	26,811
Prepaid expenses and other current assets (1)	3,780	5,548	9,328
Valuation allowance	(17,909)	—	(17,909)
Total current assets held-for-sale	$5,090	$29,332	$34,422
Technology, property and equipment, net	3,786	2,888	6,674
Intangible assets, net	17,777	34,612	52,389
Operating lease right-of-use assets	1,091	1,008	2,099
Other non-current assets	14,877	53	14,930
Valuation allowance	(37,531)	(19,401)	(56,932)
Total non-current assets held-for-sale	$—	$19,160	$19,160

Liabilities held-for-sale:
Current liabilities
Accounts payable	$494	$—	$494
Accrued royalties	268	—	268
Contract liabilities	16,796	—	16,796
Accrued employment costs	7,805	3,990	11,795
Short-term portion of operating lease liabilities	319	468	787
Other accrued liabilities	2,762	4,730	7,492
Total current liabilities held-for-sale	$28,444	$9,188	$37,632

Accrued pension liability	1,037	—	1,037
Deferred income tax liabilities	4,420	4,448	8,868
Operating lease liabilities	251	159	410
Other long-term liabilities	694	228	922
Total long-term liabilities held-for-sale	$6,402	$4,835	$11,237

(1)
The following table shows a reconciliation of our cash, cash equivalents, and restricted cash included in current assets held-for-sale in our Consolidated Statement of Financial Position to our Consolidated Statement of Cash Flows for the year ended April 30, 2024:

Cash and cash equivalents	$83,249
Restricted cash included in Prepaid expenses and other current assets	50
Total cash, cash equivalents, and restricted cash per Consolidated Statement of Financial Position as of April 30, 2024	83,299
Cash and cash equivalents held-for-sale	16,192
Restricted cash held-for-sale included in Prepaid expenses and other current assets	52
Total cash, cash equivalents, and restricted cash held-for-sale as of April 30, 2024	16,244
Total cash, cash equivalents, and restricted cash per Consolidated Statement of Cash Flows for the year ended April 30, 2024	$99,543

Index
On January 8, 2024, we entered into a stock and asset purchase agreement (Purchase Agreement) with Inspirit Vulcan Bidco Limited, a private limited company incorporated in England & Wales (Inspirit), pursuant to which we agreed to sell our emerging talent and reskill training business, Wiley Edge (Business), to Inspirit (Transaction). We closed on the Transaction on May 31, 2024, with the exception of our India operation. The sale of Wiley Edge’s India operation will be finalized later in calendar year 2024.
The results of Wiley Edge will continue to be reported in our operating results in the Held for Sale or Sold segment until the date of sale. We entered into a TSA to facilitate the transition of the divested business.
Note 5 – Reconciliation of Weighted Average Shares Outstanding
Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share further includes any common shares available to be issued upon the exercise of unvested, outstanding restricted stock units and other stock awards if such inclusions would be dilutive. The shares associated with performance-based stock awards (PSU) are considered contingently issuable shares and are included in the diluted weighted average number of common shares outstanding based on when they have met the performance conditions, and when their effect is dilutive. We determine the potentially dilutive common shares for all awards using the treasury stock method.
A reconciliation of the shares used in the computation of (loss) earnings per share follows (shares in thousands):

	For the Years Ended April 30,
	2024	2023	2022
Weighted average shares outstanding	54,945	55,558	55,759
Shares used for basic (loss) earnings per share	54,945	55,558	55,759
Dilutive effect of unvested restricted stock units and other stock awards	—	797	839
Shares used for diluted (loss) earnings per share	54,945	56,355	56,598
Antidilutive options to purchase Class A common shares, restricted shares, warrants to purchase Class A common shares and contingently issuable restricted stock which are excluded from the table above	1,264	393	772
In calculating diluted net loss per common share for the year ended April 30, 2024, our diluted weighted average number of common shares outstanding excludes the effect of unvested restricted stock units and other stock awards as the effect was anti-dilutive. This occurs when a net loss is reported and the effect of using dilutive shares is antidilutive.

Index
Note 6 – Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of tax, for the years ended April 30, 2024, 2023, and 2022 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total
Balance at April 30, 2021	$(257,941)	$(228,146)	$(4,703)	$(490,790)
Other comprehensive (loss) income before reclassifications	(71,625)	40,247	5,165	(26,213)
Amounts reclassified from Accumulated other comprehensive loss	—	5,673	3,184	8,857
Total other comprehensive (loss) income	(71,625)	45,920	8,349	(17,356)
Balance at April 30, 2022	$(329,566)	$(182,226)	$3,646	$(508,146)
Other comprehensive income (loss) before reclassifications	3,220	(29,053)	4,385	(21,448)
Amounts reclassified from Accumulated other comprehensive loss	—	4,473	(3,781)	692
Total other comprehensive income (loss)	3,220	(24,580)	604	(20,756)
Balance at April 30, 2023	$(326,346)	$(206,806)	$4,250	$(528,902)
Other comprehensive (loss) income before reclassifications	(7,481)	(37)	11,398	3,880
Amounts reclassified from Accumulated other comprehensive loss	—	5,921	(9,338)	(3,417)
Total other comprehensive (loss) income	(7,481)	5,884	2,060	463
Balance at April 30, 2024	$(333,827)	$(200,922)	$6,310	$(528,439)
For the years ended April 30, 2024, 2023, and 2022, pretax actuarial losses included in Unamortized Retirement Costs of approximately $7.9 million, $6.0 million, and $7.2 million, respectively, were amortized from Accumulated other comprehensive loss and recognized as pension and post-retirement benefit (expense) primarily in Operating and administrative expenses and Other (expense) income, net on our Consolidated Statements of (Loss) Income.
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

In the three months ended July 31, 2023, we expanded the scope of the program to include those actions that will focus Wiley on its leading global position in the development and application of new knowledge and drive greater profitability, growth, and cash flow. We will focus on our strongest and most profitable businesses and large market opportunities in Research and Learning, as well as streamline our organization and right-size our cost structure to reflect these portfolio actions. As part of the Global Restructuring Program, we are further reducing our real estate square footage occupancy by approximately 13% due to actions taken in the year ended April 30, 2024.

Index
The following tables summarize the pretax restructuring charges related to the Global Restructuring Program:

	For the Years Ended April 30,		Total Charges Incurred to Date
	2024	2023
Charges by Segment:
Research	$7,410	$2,413	$9,823
Learning	11,448	7,804	19,252
Held for Sale or Sold	7,326	5,786	13,112
Corporate expenses	35,370	32,879	68,249
Total Restructuring and Related Charges	$61,554	$48,882	$110,436

Charges by Activity:
Severance and termination benefits	$28,556	$25,827	$54,383
Impairment of operating lease ROU assets and technology, property and equipment	10,043	12,696	22,739
Acceleration of expense related to operating lease ROU assets and technology, property and equipment	4,148	2,140	6,288
Facility related charges, net	4,254	4,150	8,404
Consulting costs	8,967	2,285	11,252
Other activities	5,586	1,784	7,370
Total Restructuring and Related Charges	$61,554	$48,882	$110,436

The severance related charges are for certain employees affected by the reduction in force under this program who are entitled to severance payments and certain termination benefits.

The impairment charges include the impairment of operating lease ROU assets related to certain leases that will be subleased, and the related property and equipment described further below. In the year ended April 30, 2024, these charges were recorded in Corporate Expenses and the Research segment. In the year ended April 30, 2023, these charges were recorded in Corporate Expenses. In addition, in fiscal year 2024 the impairment charges include the impairment of certain work-in-process capitalized software because it is no longer probable that the software being developed will be completed, and the work-in-process capitalized software was reported at the lower of its carrying amount or fair value which was zero. In the year ended April 30, 2024, these charges were recorded in Learning segment, Research segment and Corporate expenses.

Due to the actions taken above, we tested the operating lease ROU assets and the related property and equipment for those being subleased for recoverability by comparing the carrying value of the asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset groups were below the carrying values. Therefore, there was an indication of impairment. We then determined the fair value of the asset groups by utilizing the present value of the estimated future cash flows attributable to the assets. The fair value of these operating lease ROU assets and the property and equipment immediately subsequent to the impairment was $8.7 million and $12.1 million in the years ended April 30, 2024 and 2023, respectively, and were categorized as Level 3 within the FASB ASC Topic 820, “Fair Value Measurements” fair value hierarchy.

The acceleration of expense includes the acceleration of rent expense associated with operating lease ROU assets related to certain leases that will be abandoned or terminated, and the related depreciation and amortization of property and equipment. In addition, in fiscal year 2024 the acceleration of expense includes the acceleration of amortization expense of certain capitalized software as a result of our decision to discontinue the use of those assets. We determined that a revision of the useful lives was warranted, and certain capitalized software was fully amortized over its remaining useful life.

In addition, we incurred ongoing facility-related costs associated with certain properties, consulting costs, and other costs for other activities, which includes relocation and other employee related costs.

Index
In the three months ended January 31, 2023, due to the political instability and military actions between Russia and Ukraine, we made the decision to close our operations in Russia which primarily consists of technology development resources. We were substantially complete with our closure as of April 30, 2023, except for the formal liquidation of the Russian legal entity, which we expect to complete in fiscal year 2025. Since we were substantially liquidated as of April 30, 2023, we wrote off $1.0 million and $1.1 million in the years ended April 30, 2024 and 2023, respectively, of cumulative translation adjustment gains in earnings. This is reflected in Foreign exchange transaction (losses) gains in the Consolidated Statements of (Loss) Income. Included in the table above are restructuring charges for the years ended April 30, 2024 and 2023 of $2.0 million and $8.3 million, respectively, related to these actions.

The following table summarizes the activity for the Global Restructuring Program liability for the year ended April 30, 2024:

	April 30, 2023	Charges	Payments	Foreign Translation & Other Adjustments	April 30, 2024
Severance and termination benefits	$4,572	$28,556	$(27,625)	$(107)	$5,396
Consulting costs	—	8,967	(7,170)	(3)	1,794
Other activities	9	5,586	(3,725)	9	1,879
Total	$4,581	$43,109	$(38,520)	$(101)	$9,069

Approximately $4.8 million of the restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs and approximately $0.6 million is reflected in Other long-term liabilities on our Consolidated Statements of Financial Position. The liability for consulting costs and other activities is reflected in Other accrued liabilities on our Consolidated Statements of Financial Position.
Business Optimization Program
For the years ended April 30, 2024, 2023, and 2022, we recorded pretax restructuring charges (credits) of $1.4 million, $0.5 million, and $(1.4) million, respectively, related to this program. The net credits for the year ended April 30, 2022 are primarily due to changes in the number of headcount reductions and estimates for previously accrued costs. As of April 30, 2023, we substantially completed this program and we have no restructuring liability outstanding. We currently anticipate immaterial ongoing facility charges and do not anticipate any further material charges related to the Business Optimization Program.
Note 8 – Inventories
Inventories, net consisted of the following at April 30:

	2024	2023
Finished goods	$24,295	$29,339
Work-in-process	1,445	1,031
Paper and other materials	181	248
Total inventories before estimated sales returns and LIFO reserve	25,921	30,618
Inventory value of estimated sales returns	7,833	6,923
LIFO reserve	(7,535)	(6,808)
Inventories, net	$26,219	$30,733
See Note 2, “Summary of Significant Accounting Policies, Recently Issued and Recently Adopted Accounting Standards,” under the caption “Sales Return Reserves,” for a discussion of the Inventory value of estimated sales returns.
Finished goods are net of a reserve for inventory obsolescence of $11.9 million and $13.0 million as of April 30, 2024 and 2023, respectively.

Index
Note 9 – Product Development Assets
Product development assets, net were included in Other non-current assets on the Consolidated Statements of Financial Position and consisted of the following at April 30:

	2024	2023
Book composition costs	$213,811	$223,944
Software costs	52,415	94,054
Content development costs	596	11,692
Product development assets, gross	266,822	329,690
Accumulated amortization	(249,183)	(297,369)
Product development assets, net	$17,639	$32,321
Amortization expense for product development assets for the years ended April 30, 2024, 2023, and 2022 was $22.8 million, $32.4 million, and $35.2 million, respectively.
Product development assets include $2.3 million and $7.4 million of work-in-process as of April 30, 2024 and 2023, respectively, primarily for book composition costs.
Note 10 – Technology, Property, and Equipment
Technology, property, and equipment, net consisted of the following at April 30:

	2024	2023
Capitalized software	$601,452	$649,138
Computer hardware	53,918	57,670
Buildings and leasehold improvements	82,199	89,056
Furniture, fixtures, and warehouse equipment	31,814	34,990
Land and land improvements	3,283	3,316
Technology, property, and equipment, gross	772,666	834,170
Accumulated depreciation and amortization	(580,228)	(587,021)
Technology, property, and equipment, net	$192,438	$247,149
The following table details our depreciation and amortization expense for technology, property, and equipment, net:

	For the Years Ended April 30,
	2024	2023	2022
Capitalized software amortization expense	$83,250	$78,441	$73,847
Depreciation and amortization expense, excluding capitalized software	14,910	17,565	21,325
Total depreciation and amortization expense for technology, property and equipment	$98,160	$96,006	$95,172
As a result of our decision to discontinue the use of certain capitalized software, we determined that a revision of the useful lives was warranted, and certain capitalized software was fully amortized over its remaining useful life. In addition, certain work-in-process capitalized software was impaired since it is no longer probable that the software being developed will be completed, and was reported at the lower of its carrying amount or fair value which was zero. The total amount was $20.3 million, which included $15.9 million of accelerated expense reflected in depreciation and amortization in Operating and administrative expenses and $4.4 million in Restructuring and related charges (credits) reflected on our Consolidated Statements of (Loss) Income for the year end April 30, 2024. These charges were recorded in the Research and Learning segments as well as Corporate Expenses.

Index
Note 11 – Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity in goodwill by segment as of April 30:

	2023(1)(2)	Impairment	Foreign Translation Adjustment	2024
Research	$609,729	$—	$(2,440)	$607,289
Learning	486,025	—	(1,946)	484,079
Total excluding Held for Sale or Sold Segment	1,095,754	—	(4,386)	1,091,368
Held for Sale or Sold	108,296	(108,449)	153	—
Total including Held for Sale or Sold segment	$1,204,050	$(108,449)	$(4,233)	$1,091,368

(1)	The Held for Sale or Sold goodwill balance as of April 30, 2023 includes accumulated pretax noncash goodwill impairments of $209.8 million.

(2)	In the three months ended July 31, 2023, we reorganized our segments and due to this realignment have reallocated goodwill.
Fiscal Year 2024
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

Due to this realignment, we have reallocated goodwill in the first quarter of fiscal year 2024 to our reporting units on a relative fair value basis.

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

Goodwill Impairment Before Realignment

Prior to the realignment, we concluded that the fair value of the Academic Publishing, Talent Development (which includes Wiley Edge) and Professional Learning reporting units were above their carrying values. Therefore, there was no indication of impairment. The carrying value of the University Services reporting unit was above its fair value, which resulted in a pretax noncash goodwill impairment of $11.4 million. Such impairment reduced the goodwill of the University Services reporting unit to zero. This charge is reflected in Impairment of goodwill in the Consolidated Statements of (Loss) Income.

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

Goodwill Impairment After Realignment

After the realignment, we concluded that the fair value of the Academic, Professional, and Wiley Edge reporting units were above their carrying values. Therefore, there was no indication of impairment. As noted above, the goodwill of the University Services reporting unit was zero and no further testing of goodwill for impairment was required. The carrying value of the CrossKnowledge reporting unit was above its fair value which resulted in a pretax noncash goodwill impairment of $15.3 million. Such impairment reduced the goodwill of the CrossKnowledge reporting unit to zero. This charge is reflected in Impairment of goodwill in the Consolidated Statements of (Loss) Income.

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
Wiley Edge Interim Impairment Test

As a result of signing the Purchase Agreement with Inspirit and the decrease in the fair value of the Business which was impacted by a decline in placements, in the third quarter of fiscal year 2024, we tested the goodwill of the Wiley Edge reporting unit for impairment. We estimated the fair value of the reporting unit based on the terms and conditions in the Purchase Agreement which reflected a selling price that included $10.0 million in cash, $18.3 million in the form of a loan, a fair value estimate for an earnout, and an estimate for a working capital adjustment.

We concluded that the carrying value of the Wiley Edge reporting unit was above its fair value, which resulted in a pretax noncash goodwill impairment of approximately $81.7 million. Such impairment reduced the goodwill of the Wiley Edge reporting unit to zero. This charge is reflected in Impairment of goodwill in the Consolidated Statements of (Loss) Income. The impairment was due to subsequent changes in the fair value resulting from the continued progression of the selling process, indications of changes in the consideration for the business, and a decline in placements in the third quarter of fiscal year 2024, as well as changes in the carrying amounts of the disposal group.

The fair value of the Wiley Edge earnout was based on a Monte Carlo simulation. This fair value was categorized as Level 3 within the ASC Topic 820 fair value hierarchy. This method considers the terms and conditions in the Purchase Agreement, our best estimates of forecasted gross profit for the earnout periods and simulates a range of gross profits over the applicable periods based on an estimate of gross profit volatility. The fair value of the earnout was estimated as the present value of the potential range of payouts averaged across the range of simulated gross profits using an estimated risk-adjusted discount rate for the simulated gross profits. The earnout amount is subject to change based on final results and calculations.

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

Refer to Note 4, “Acquisitions and Divestitures,” for more information.

Annual Impairment Test as of February 1, 2024

For our reporting units within the Research and Learning segments, we performed a qualitative assessment by reporting unit as of February 1, 2024. This assessment included consideration of key factors including macroeconomic conditions, industry and market considerations, financial performance, WACC, market multiples of current and forward 12-month revenue or EBITDA, as applicable, and other relevant entity and reporting unit-specific events. Based on our qualitative assessment, we determined it was not more likely than not that the fair value of any reporting unit was less than its carrying amount. As such, it was not necessary to perform a quantitative test. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed as of February 1, 2024.

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
Fiscal Year 2023
Change in Segment Reporting Structure and New Reporting Units

In the three months ended January 31, 2023, we reorganized our Education lines of business into two new customer-centric segments. Our new segment reporting structure consisted of three reportable segments which included Research (no changes), Academic, and Talent, as well as a Corporate expense category (no change), which includes certain costs that are not allocated to the reportable segments. The Academic reportable segment included two reporting units, Academic Publishing and University Services, and the Talent reportable segment included two reporting units, Talent Development and Professional Learning.

Due to this realignment, we have reallocated goodwill in the third quarter of fiscal year 2023 to our reporting units on a relative fair value basis.

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

Index
Goodwill Impairment Before Realignment

Prior to the realignment, we concluded that the fair value of the Academic & Professional Learning reporting unit was above its carrying value. Therefore, there was no indication of impairment. The carrying value of the Education Services reporting unit was above its fair value, which resulted in a pretax noncash goodwill impairment of $31.0 million. This charge is reflected in Impairment of goodwill in the Consolidated Statements of (Loss) Income.

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

Goodwill Impairment After Realignment

After the realignment, we concluded that the fair value of the Academic Publishing, Talent Development and Professional Learning reporting units were above their carrying values. Therefore, there was no indication of impairment. The carrying value of the University Services reporting unit was above its fair value, which resulted in a pretax noncash goodwill impairment of $68.8 million. This charge is reflected in Impairment of goodwill in the Consolidated Statements of (Loss) Income.

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

Intangible Assets
Intangible assets, net as of April 30 were as follows:

	2024			2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets with definite lives, net(1):
Content and publishing rights	$1,087,601	$(656,342)	$431,259	$1,100,463	$(638,000)	$462,463
Customer relationships	125,521	(85,812)	39,709	407,289	(189,943)	217,346
Developed technology(2)	44,880	(25,358)	19,522	76,154	(30,654)	45,500
Brands and trademarks(3)	31,448	(25,714)	5,734	44,230	(36,949)	7,281
Covenants not to compete	1,157	(1,123)	34	1,663	(1,363)	300
Total intangible assets with definite lives, net	1,290,607	(794,349)	496,258	1,629,799	(896,909)	732,890
Intangible assets with indefinite lives:
Brands and trademarks(2)	37,000	—	37,000	37,000	—	37,000
Publishing rights	82,436	—	82,436	84,904	—	84,904
Total intangible assets with indefinite lives	119,436	—	119,436	121,904	—	121,904
Total intangible assets, net	$1,410,043	$(794,349)	$615,694	$1,751,703	$(896,909)	$854,794

(1)	Refer to Note 4, “Acquisitions and Divestitures,” for more information related to the acquisition that occurred in the year ended April 30, 2023.

(2)
The developed technology balance as of April 30, 2024 and 2023 is presented net of accumulated impairments and write-offs of $2.8 million. The indefinite-lived brands and trademarks balance as of April 30, 2024 and 2023 is net of accumulated impairments of $93.1 million.

(3)	We discontinued use of the mthree trademark that resulted in a change in the useful life and accelerated amortization expense of $4.6 million in the three months ended July 31, 2022.

Index
Based on the current amount of intangible assets subject to amortization and assuming current foreign exchange rates, the estimated amortization expense for the following years are as follows:

Fiscal Year	Amount
2025	$51,283
2026	48,647
2027	44,007
2028	38,088
2029	33,467
Thereafter	280,766
Total	$496,258
Annual Indefinite-lived Intangible Impairment Test as of February 1, 2024 and 2023
We also review our indefinite-lived intangible assets for impairment annually, which consists of brands and trademarks and certain acquired publishing rights.
For fiscal years 2024 and 2023, we performed a qualitative assessment for our annual indefinite-lived intangible assets impairment test. This assessment included consideration of key factors including macroeconomic conditions, industry and market considerations, financial performance, WACC, and other relevant entity and reporting unit-specific events. Based on our qualitative assessment, we determined it was not more likely than not that the fair value of any indefinite-lived intangible asset was less than its carrying amount. As such, it was not necessary to perform a quantitative test.

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

We apply certain practical expedients allowed by ASC Topic 842, “Leases”. Leases that are more than one year in duration are capitalized and recorded on our Consolidated Statements of Financial Position. Leases with an initial term of 12 months or less are recognized as short term lease operating costs on a straight-line basis over the term. We have also elected to account for the lease and non-lease components as a single component. Some of our leases offer an option to extend the term of such leases. We utilize the reasonably certain threshold criteria in determining which options we will exercise.
For operating leases, the ROU assets and liabilities as of April 30 are presented in our Consolidated Statements of Financial Position as follows:

	2024	2023
Operating lease ROU assets	$69,074	$91,197
Short-term portion of operating lease liabilities	18,294	19,673
Operating lease liabilities, non-current	$94,386	$115,540
During the year ended April 30, 2024, we added $2.4 million to the ROU assets and $2.2 million to the operating lease liabilities due to lease renewals, as well as modifications to our existing operating leases.
As a result of the Global Restructuring Program, which included the exit of certain leased office space, we recorded restructuring and related charges, which included impairment charges and the acceleration of expense associated with certain operating lease ROU assets. See Note 7, “Restructuring and Related Charges (Credits)” for more information on this program and the charges incurred.

Index
Our total net lease costs were as follows:

	For the Years Ended April 30,
	2024	2023	2022
Operating lease cost	$14,575	$18,620	$24,180
Variable lease cost	1,096	1,326	1,496
Short-term lease cost	1,059	744	187
Sublease income	(847)	(770)	(945)
Total net lease cost(1)	$15,883	$19,920	$24,918

(1)
Total net lease cost does not include those costs and sublease income for operating leases we had identified as part of our restructuring programs that would be subleased. The costs and sublease income for those leases are included in Restructuring and related charges (credits) on our Consolidated Statements of (Loss) Income. See Note 7, “Restructuring and Related Charges (Credits)” for more information on these programs.

Other supplemental information includes the following:

	For the Years Ended April 30,
	2024	2023	2022
Weighted-average remaining contractual lease term (years)	7	8	9
Weighted-average discount rate	6.05%	5.95%	5.84%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,852	$26,919	$29,737
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the Consolidated Statement of Financial Position as of April 30, 2024:

Fiscal Year	Operating Lease Liabilities
2025	$24,173
2026	22,339
2027	17,251
2028	13,306
2029	13,280
Thereafter	50,906
Total future undiscounted minimum lease payments	141,255

Less: Imputed interest	28,575

Present value of minimum lease payments	112,680

Less: Current portion	18,294

Noncurrent portion	$94,386

Index
Note 13 – Income Taxes
The provisions for income taxes were as follows:

	For the Years Ended April 30,
	2024	2023	2022
Current Provision
US – Federal	$2,152	$2,857	$(324)
International	49,357	48,694	57,905
State and local	(337)	1,797	221
Total current provision	$51,172	$53,348	$57,802
Deferred (benefit) provision
US – Federal	$(25,026)	$(24,368)	$(9,793)
International	(4,772)	(8,705)	15,882
State and local	(8,102)	(4,408)	(2,539)
Total deferred (benefit) provision	$(37,900)	$(37,481)	$3,550
Total provision	$13,272	$15,867	$61,352
International and United States pretax income (loss) were as follows:

	For the Years Ended April 30,
	2024	2023	2022
International	$109,616	$204,055	$256,456
United States	(296,663)	(170,955)	(46,795)
Total	$(187,047)	$33,100	$209,661
Our effective income tax rate as a percentage of pretax income differed from the US federal statutory rate as shown below:

	For the Years Ended April 30,
	2024	2023	2022
US federal statutory rate	21.0%	21.0%	21.0%
Impact of foreign operations	(11.7)%	(10.5)%	9.5%
Foreign tax credits related to CARES Act carryback and audit	—%	—%	(11.9)%
Change in valuation allowance	(14.0)%	(7.4)%	11.9%
State income taxes, net of US federal tax benefit	4.6%	(7.2)%	(1.0)%
Tax credits and related net benefits	1.8%	(12.1)%	(1.1)%
Impairment of goodwill	(10.9)%	66.7%	—%
Return to provision	6.1%	(13.7)%	—%
Other	(4.0)%	11.1%	0.9%
Effective income tax rate	(7.1)%	47.9%	29.3%
The Company's effective tax rate for the fiscal year ended April 30, 2024, was primarily driven by the following items: i) an increase in the valuation allowance of $30.2 million, ii) the impairment of goodwill resulting from the segment realignment described in Note 11, “Goodwill and Intangible Assets”, and iii) the rate differential with respect to certain restructuring and related charges in foreign operations.

Index
Accounting for Uncertainty in Income Taxes:
As of April 30, 2024, and April 30, 2023, the total amount of unrecognized tax benefits was $9.2 million and $9.4 million, respectively, of which $0.2 million and $0.3 million represented accruals for interest and penalties recorded as additional tax expense in accordance with our accounting policy. We recorded net interest expense on reserves for unrecognized and recognized tax benefits of $0.2 million in each of the years ended April 30, 2024 and 2023. As of April 30, 2024, and April 30, 2023, the total amounts of unrecognized tax benefits that would reduce our income tax provision, if recognized, were approximately $9.2 million and $9.4 million, respectively. We do not expect any significant changes to the unrecognized tax benefits within the next twelve months.
A reconciliation of the unrecognized tax benefits included within the Other long-term liabilities line item on the Consolidated Statements of Financial Position is as follows:

	2024	2023
Balance at May 1	$9,421	$8,592
Additions for current year tax positions	1,607	1,236
Additions for prior year tax positions	—	533
Reductions for prior year tax positions	(181)	—
Foreign translation adjustment	—	(24)
Payments and settlements	(849)	—
Reductions for lapse of statute of limitations	(847)	(916)
Balance at April 30	$9,151	$9,421
Tax Audits:
We file income tax returns in the US and various states and non-US tax jurisdictions. Our major taxing jurisdictions are the United States, the United Kingdom, and Germany. We are no longer subject to income tax examinations for years prior to fiscal year 2014 in the major jurisdictions in which we are subject to tax.
Deferred Taxes:
Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes.

Index
The significant components of deferred tax assets and liabilities as of April 30 were as follows:

	2024	2023
Net operating losses	$22,587	$27,434
Reserve for sales returns and doubtful accounts	2,363	2,523
Accrued employee compensation	27,293	24,928
Foreign and federal credits	33,742	31,930
Other accrued expenses	3,822	3,732
Retirement and post-employment benefits	10,203	16,880
Operating lease liabilities	23,095	26,631
Interest expense disallowance	10,676	570
Total gross deferred tax assets	$133,781	$134,628
Less valuation allowance	(53,498)	(27,448)
Total deferred tax assets	$80,283	$107,180

Prepaid expenses and other assets	$(5,352)	$(4,716)
Unremitted foreign earnings	(3,115)	(2,835)
Intangible and fixed assets	(155,862)	(216,251)
Right-of-use assets	(12,685)	(16,049)
Total deferred tax liabilities	$(177,014)	$(239,851)
Net deferred tax liabilities	$(96,731)	$(132,671)

Reported As
Deferred tax assets excluding held-for-sale	3,147	11,371
Deferred tax assets held-for-sale	6,176	—
Deferred tax assets	$9,323	$11,371
Deferred tax liabilities excluding held-for-sale	(97,186)	(144,042)
Deferred tax liabilities held-for-sale	(8,868)	—
Deferred tax liabilities	(106,054)	(144,042)
Net deferred tax liabilities	$(96,731)	$(132,671)
The change in net deferred taxes was primarily due to the decrease in net deferred tax liabilities primarily attributable to a decrease in tax liabilities in intangibles and fixed assets. In addition, we had a decrease in net deferred tax assets related to an increase in the valuation allowance. In assessing the need for a valuation allowance, we take into account prior earnings history, expected future earnings, reversal of existing taxable temporary differences, carry back and carry forward periods and tax planning strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. Changes to tax laws and statutory tax rates can also have an impact on our valuation allowances. Changes in valuation allowances are included in the Company’s income tax provision in the period of change.
We have provided a $53.5 million valuation allowance as of April 30, 2024. In fiscal year 2024, due to temporary differences in the US, our deferred taxes reversed from a net deferred tax liability position to a net deferred tax asset position. Due to losses in the US resulting from impairments, restructuring, and acceleration of amortization expense on capitalized software, we concluded it was more-likely-than-not that a portion of our deferred tax asset may not be realized. As a result we increased the valuation allowance by $30.2 million.
This valuation allowance is increased by approximately $26.1 million from the valuation allowance as of April 30, 2023.

Index
As of April 30, 2024, we have apportioned state net operating loss carryforwards totaling approximately $113 million, with a tax effected value of $6.4 million net of federal benefits. We have foreign net operating loss carryforwards totaling approximately $47.2 million, with a tax effected value of $11.8 million, and federal net operating loss carryforwards totaling $2.9 million, with a tax effected value of $0.6 million. Our state, foreign, and federal NOLs and credits, to the extent they expire, expire in various amounts from 1 year to indefinite.
We intend to repatriate earnings from our non-US subsidiaries, and to the extent we repatriate these funds to the US, we will be required to pay income taxes in various US state and local jurisdictions and applicable non-US withholding or similar taxes in the periods in which such repatriation occurs. As of April 30, 2024, we have recorded a $3.1 million liability related to the estimated taxes that would be incurred upon repatriating certain non-US earnings to the US.
Note 14 – Debt and Available Credit Facilities
Our total debt outstanding as of April 30 consisted of the amounts set forth in the following table:

	2024	2023
Short-term portion of long-term debt (1)	$7,500	$5,000

Term loan A - Amended and Restated CA(2)	184,418	191,757
Revolving credit facility - Amended and Restated CA	582,678	551,535
Total long-term debt, less current portion	767,096	743,292

Total debt	$774,596	$748,292

(1)	Relates to our term loan A under the Amended and Restated CA.

(2)	Amounts are shown net of unamortized issuance costs of $0.6 million as of April 30, 2024 and $0.7 million as of April 30, 2023.
The following table summarizes the scheduled annual maturities for the next four years of our long-term debt, including the short-term portion of long-term debt. This schedule represents the principal portion amount of debt outstanding and therefore excludes unamortized issuance costs.

Fiscal Year	Amount
2025	$7,500
2026	17,500
2027	30,000
2028	720,178
Total	$775,178
Amended and Restated CA
On November 30, 2022, we entered into the second amendment to the Third Amended and Restated Credit Agreement (collectively, the Amended and Restated CA). The Amended and Restated CA as of November 30, 2022 provided for senior unsecured credit facilities comprised of the following (i) a five-year revolving credit facility in an aggregate principal amount up to $1.115 billion, (ii) a five-year term loan A facility consisting of $200 million, and (iii) $185 million aggregate principal amount revolving credit facility through May 2024.

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

The Amended and Restated CA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of April 30, 2024.
In the three months ended January 31, 2023, we incurred $4.5 million of costs related to the second amendment of the Amended and Restated CA which resulted in total costs capitalized of $5.8 million for the Amended and Restated CA. The amount related to the term loan A facility was $0.8 million, consisting of lender fees of $0.8 million was recorded as a reduction to Long-term debt and non-lender fees of less than $0.1 million was included in Other non-current assets on our Consolidated Statement of Financial Position. The amount related to the revolving credit facility was $5.0 million and was included in Other non-current assets on our Consolidated Statement of Financial Position.
In the three months ended January 31, 2023, we incurred a loss of $(0.2) million on the write-off of unamortized deferred costs in connection with the second amendment of the Amended and Restated CA which is reflected in Other (expense) income, net on our Consolidated Statements of (Loss) Income for the year ended April 30, 2023.

The amortization expense of the costs incurred related to the Amended and Restated CA related to the lender and non-lender fees is recognized over a five-year term for credit commitments that mature in November 2027 and an 18-month term for credit commitments that mature in May 2024. Total amortization expense was $1.2 million, $1.1 million, and $1.1 million for the years ended April 30, 2024, 2023, and 2022, respectively, and is included in Interest expense on our Consolidated Statements of (Loss) Income.
Lines of Credit
We have other lines of credit aggregating $1.0 million at various interest rates. There were no outstanding borrowings under these credit lines at April 30, 2024, and 2023.
Our total available lines of credit as of April 30, 2024 were approximately $1,493.5 million which includes the Amended and Restated CA, of which approximately $718.3 million was unused. The weighted average interest rates on total debt outstanding during the years ended April 30, 2024 and 2023 were 5.52% and 4.05%, respectively. As of April 30, 2024 and 2023, the weighted average interest rates for total debt were 6.07% and 4.76%, respectively.
Based on estimates of interest rates currently available to us for loans with similar terms and maturities, the fair value of our debt approximates its carrying value.

Index
Note 15 – Derivative Instruments and Activities
Interest Rate Contracts
As of April 30, 2024, we had total debt outstanding of $774.6 million, net of unamortized issuance costs of $0.6 million. The $775.2 million of debt outstanding are variable rate loans under the Amended and Restated CA. The carrying value of the debt approximates fair value.
As of April 30, 2024 and 2023, the interest rate swap agreements we maintained were designated as fully effective cash flow hedges as defined under ASC Topic 815. As a result, the impact on our Consolidated Statements of (Loss) Income from changes in the fair value of the interest rate swaps was fully offset by changes in the interest expense on the underlying variable rate debt instruments. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

Index
The following table summarizes our interest rate swaps designated as cash flow hedges:

			Notional Amount
			As of April 30,
Hedged Item	Date entered into	Nature of Swap	2024	2023	Fixed Interest Rate	Variable Interest Rate
Amended and Restated CA	April 09, 2024	Pay fixed/receive variable	$50,000	$—	4.243%	1-month SOFR reset every month for a 3-year period ending July 15, 2027
	Forward starting contract(1)		50,000	—
Amended and Restated CA	January 31, 2024	Pay fixed/receive variable	50,000	—	3.700%	1-month SOFR reset every month for a 3-year period ending April 15, 2027
Amended and Restated CA	January 24, 2024	Pay fixed/receive variable	50,000	—	3.774%	1-month SOFR reset every month for a 3-year period ending April 15, 2027
Amended and Restated CA	January 05, 2024	Pay fixed/receive variable	50,000	—	3.689%	1-month SOFR reset every month for a 3-year period ending April 15, 2027
Amended and Restated CA	December 19, 2023	Pay fixed/receive variable	50,000	—	3.850%	1-month SOFR reset every month for a 3-year period ending January 15, 2027
Amended and Restated CA	March 15, 2023	Pay fixed/receive variable	50,000	50,000	3.565%	1-month SOFR reset every month for a 3-year period ending April 15, 2026
Amended and Restated CA	March 14, 2023	Pay fixed/receive variable	50,000	50,000	4.053%	1-month SOFR reset every month for a 3-year period ending March 15, 2026
Amended and Restated CA	March 13, 2023	Pay fixed/receive variable	50,000	50,000	3.720%	1-month SOFR reset every month for a 3-year period ending March 15, 2026
Amended and Restated CA	December 13, 2022	Pay fixed/receive variable	50,000	50,000	3.772%	1-month SOFR reset every month for a 3-year period ending December 15, 2025
Amended and Restated CA	June 16, 2022	Pay fixed/receive variable	100,000	100,000	3.467%	1-month SOFR reset every month for a 2-year period ending May 15, 2024
Amended and Restated CA	April 06, 2022	Pay fixed/receive variable	—	100,000	2.588%	1-month SOFR reset every month for a 2-year period ending April 15, 2024
Amended and Restated CA	April 12, 2021	Pay fixed/receive variable	—	100,000	0.465%	1-month SOFR reset every month for a 3-year period ending April 15, 2024
	Existing contracts		$500,000	$500,000

Index

(1)
During the fourth quarter of fiscal 2024, we entered into a $50.0 million notional amount of forward starting interest rate swap agreement to hedge the cash flow risk of variability in interest payments on our variable rate borrowings. The effective date of the forward starting interest rate swap agreement is July 15, 2024. As of April 30, 2024, this contract met the criteria of a cash flow hedge.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of our interest rate swaps designated as cash flow hedges as of April 30 are reflected in our Consolidated Statements of Financial Position as follows:

Assets (Liabilities)	Balance Sheet Location	2024	2023
Current asset portion	Prepaid expenses and other current assets	$154	$6,394
Non-current asset portion	Other non-current assets	9,686	1,439
Non-current liability portion	Other long-term liabilities	—	(648)
Total cash flow hedges		$9,840	$7,185
The effect of our interest rate swaps on the Statements of Other Comprehensive (Loss) Income and the Statements of (Loss) Income for the years ended April 30 are as follows:

	2024	2023	2022
Amount of pretax gains (losses) recognized in Other comprehensive income (loss)	$15,164	$6,036	$(6,894)
Amount of pretax gains (losses) reclassified from Accumulated other comprehensive loss into Interest expense	$12,420	$5,039	$(4,242)
Based on the amount in Accumulated other comprehensive loss at April 30, 2024, approximately $4.6 million, net of tax, would be reclassified into Net income in the next twelve months.
Foreign Currency Contracts
We may enter into foreign currency forward contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The foreign currency forward exchange contracts are marked to market through Foreign exchange transaction (losses) gains on our Consolidated Statements of (Loss) Income and carried at fair value on our Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign exchange transaction (losses) gains on our Consolidated Statements of (Loss) Income.
As of April 30, 2024 and 2023, we did not maintain any open foreign currency forward contracts. In addition, we did not maintain any open foreign currency forward contracts during the years ended April 30, 2024 and 2023.

Index
Note 16 – Commitment and Contingencies
Legal Proceedings
We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of April 30, 2024, will not have a material effect upon our consolidated financial condition or results of operations.
Note 17 – Retirement Plans
We have retirement plans that cover substantially all employees. The plans generally provide for employee retirement between the ages 60 and 65, and benefits based on length of service and compensation, as defined.
Defined Benefit Plans
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
The components of net pension expense (income) for the defined benefit plans and the weighted average assumptions were as follows:

	For the Years Ended April 30,
	2024		2023		2022
	US	Non-US	US	Non-US	US	Non-US
Service cost	$—	$532	$—	$796	$—	$1,196
Interest cost	11,654	16,069	11,242	13,389	9,451	11,148
Expected return on plan assets	(10,372)	(19,443)	(9,924)	(23,134)	(12,144)	(28,118)
Amortization of prior service cost	(154)	60	(154)	60	(154)	67
Amortization of net actuarial loss	2,446	5,656	2,295	3,851	2,617	4,846
Curtailment/settlement (credit)	—	—	—	(1,828)	—	(39)
Net pension expense (income)	$3,574	$2,874	$3,459	$(6,866)	$(230)	$(10,900)

Discount rate	5.1%	4.8%	4.6%	3.0%	3.2%	1.9%
Rate of compensation increase	N/A	3.0%	N/A	3.1%	N/A	3.0%
Expected return on plan assets	5.8%	6.4%	5.0%	5.5%	5.3%	5.5%

Index
In the year ended April 30, 2023, because of a reduction in force, there was a curtailment credit of $(0.3) million related to the retirement allowances for employees of CrossKnowledge, a France Pension Plan, which is reflected in Other (expense) income, net on our Consolidated Statements of (Loss) Income. In addition, in the year ended April 30, 2023 due to the closure of our operations in Russia, there was a curtailment and a settlement credit due to the wind up of the Russia Pension Plan of $(1.5) million which is primarily reflected in Other (expense) income, net on our Consolidated Statements of (Loss) Income.
In the year ended April 30, 2022, because of a reduction in force, there was a curtailment credit of less than $(0.1) million related to the Retirement Indemnity Plan for the Employees of Cross Knowledge, a France pension Plan, which is reflected in Restructuring and related charges (credits) on the Consolidated Statements of (Loss) Income.
The service cost component of net pension expense (income) is reflected in Operating and administrative expenses on our Consolidated Statements of (Loss) Income. The other components of net pension expense (income) are reported separately from the service cost component and below Operating income. Such amounts are reflected in Other (expense) income, net on our Consolidated Statements of (Loss) Income.
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
The following table sets forth the changes in, and the status of, our defined benefit plans’ assets and benefit obligations:

Index

	2024		2023
	US	Non-US	US	Non-US
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year	$186,607	$302,055	$204,455	$442,259
Actual return on plan assets	(707)	(7,276)	(5,953)	(133,855)
Employer contributions	3,672	11,708	3,701	11,600
Employee contributions	—	—	—	—
Settlements	—	—	—	(394)
Benefits paid	(16,003)	(12,215)	(15,596)	(10,458)
Foreign currency rate changes	—	(1,104)	—	(7,097)
Fair value, end of year	$173,569	$293,168	$186,607	$302,055
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit obligation, beginning of year	$(235,888)	$(343,008)	$(249,570)	$(474,802)
Service cost	—	(532)	—	(796)
Interest cost	(11,654)	(16,069)	(11,242)	(13,389)
Actuarial gains	15,976	21,258	9,328	127,635
Benefits paid	16,003	12,215	15,596	10,458
Foreign currency rate changes	—	2,009	—	5,416
Settlements and other	—	(235)	—	2,470
Benefit obligation, end of year	$(215,563)	$(324,362)	$(235,888)	$(343,008)
Underfunded status, end of year	$(41,994)	$(31,194)	$(49,281)	$(40,953)
AMOUNTS RECOGNIZED ON THE STATEMENT OF FINANCIAL POSITION
Noncurrent assets	—	2,967	—	830
Current pension liability	(3,093)	(1,193)	(3,557)	(1,203)
Noncurrent pension liability excluding held-for-sale	(38,901)	(31,931)	(45,724)	(40,580)
Noncurrent pension liability held-for-sale	—	(1,037)	—	—
Noncurrent pension liability	(38,901)	(32,968)	(45,724)	(40,580)
Net amount recognized in statement of financial position	$(41,994)	$(31,194)	$(49,281)	$(40,953)
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS (BEFORE TAX) CONSIST OF
Net actuarial losses	$(77,025)	$(196,705)	$(84,367)	$(197,701)
Prior service cost gains (losses)	1,638	(1,224)	1,792	(1,058)
Total accumulated other comprehensive loss	$(75,387)	$(197,929)	$(82,575)	$(198,759)
Change in accumulated other comprehensive loss	$7,188	$830	$(4,407)	$(26,320)
INFORMATION FOR PENSION PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Accumulated benefit obligation	$215,563	$34,274	$235,888	$35,068
Fair value of plan assets	$173,569	$481	$186,607	$496
INFORMATION FOR PENSION PLANS WITH A PROJECTED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Projected benefit obligation	$215,563	$34,643	$235,888	$335,109
Fair value of plan assets	$173,569	$481	$186,607	$293,326
WEIGHTED AVERAGE ASSUMPTIONS USED IN DETERMINING ASSETS AND LIABILITIES
Discount rate	5.1%	4.8%	5.1%	4.8%
Rate of compensation increase	N/A	3.0%	N/A	3.0%
Accumulated benefit obligations	$(215,563)	$(316,107)	$(235,888)	$(329,329)

Index
Actuarial gains in the US resulting in a decrease to our projected benefit obligation for the year ended April 30, 2024 were primarily due to an increase in the discount rate. Actuarial gains for the non-US plans, resulting in a decrease to our projected benefit obligation for the year ended April 30, 2024 were primarily due to increases in the discount rates.
Actuarial gains in the US resulting in a decrease to our projected benefit obligation for the year ended April 30, 2023 were primarily due to an increase in the discount rate. Actuarial gains in non-US countries resulting in a decrease to our projected benefit obligation for the year ended April 30, 2023 were primarily due to significant increases in the discount rates.
Pension plan assets/investments:
The investment guidelines for the defined benefit pension plans are established based upon an evaluation of market conditions, plan liabilities, cash requirements for benefit payments, and tolerance for risk. Investment guidelines include the use of actively and passively managed securities. The investment objective is to ensure that funds are available to meet the plans’ benefit obligations when they are due. The investment strategy is to invest in high quality and diversified equity and debt securities to achieve our long-term expectation. The plans’ risk management practices provide guidance to the investment managers, including guidelines for asset concentration, credit rating, and liquidity. For those plan assets measured at NAV as defined below, a redemption request can be executed within a 7-day notice. Asset allocation favors a balanced portfolio, with a global aggregated target allocation of approximately 30% equity securities and 70% fixed income securities and cash. Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges of plus or minus 5%. We regularly review the investment allocations and periodically rebalance investments to the target allocations. We categorize our pension assets into three levels based upon the assumptions (inputs) used to price the assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•Level 1: Unadjusted quoted prices in active markets for identical assets.
•Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets.
•Level 3: Unobservable inputs reflecting assumptions about the inputs used in pricing the asset.
We did not maintain any level 3 assets during the years ended April 30, 2024 and 2023. In accordance with ASU 2015-07, “Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient do not have to be classified in the fair value hierarchy. The fair value amounts presented in the following tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension benefit plan assets.

Index
The following tables set forth, by level within the fair value hierarchy, pension plan assets at their fair value as of April 30:

	2024				2023
	Level 1	Level 2	NAV	Total	Level 1	Level 2	NAV	Total
US Plan Assets
Global Equity Securities: Limited Partnership		$5,598	$58,238	$63,836		$6,537	$73,469	$80,006
Fixed Income Securities: Commingled Trust Funds			109,733	109,733			106,601	106,601
Total Assets		$5,598	$167,971	$173,569		$6,537	$180,070	$186,607

Non-US Plan Assets
Equity securities:
US equities	$—	$22,496		$22,496	$—	$48,806		$48,806
Non-US equities	—	9,637		9,637	—	39,618		39,618
Balanced managed funds	—	60,959		60,959	—	58,036		58,036
Fixed income securities: Commingled funds	—	125,223		125,223	—	133,878		133,878
Other:
Real estate/other	—	480		480	—	496		496
Cash and cash equivalents	1,328	73,045		74,373	1,902	19,319		21,221
Total Non-US plan assets	$1,328	$291,840	$—	$293,168	$1,902	$300,153	$—	$302,055
Total plan assets	$1,328	$297,438	$167,971	$466,737	$1,902	$306,690	$180,070	$488,662
Expected employer contributions to the defined benefit pension plans in the year ended April 30, 2025 will be approximately $15.0 million, including $11.8 million of minimum amounts required for our non-US plans. From time to time, we may elect to make voluntary contributions to our defined benefit plans to improve their funded status.
Benefit payments to retirees from all defined benefit plans are expected to be the following in the fiscal year indicated:

Fiscal Year	US	Non-US	Total
2025	$15,887	$13,847	$29,734
2026	15,648	13,119	28,767
2027	15,659	13,923	29,582
2028	15,700	14,132	29,832
2029	15,781	15,268	31,049
2030–2034	76,966	90,066	167,032
Total	$155,641	$160,355	$315,996

Index
Retiree Health Benefits
We provide contributory life insurance and health care benefits, subject to certain dollar limitations, for substantially all of our eligible retired US employees. The retiree health benefit is no longer available for any employee who retires after December 31, 2017. The cost of such benefits is expensed over the years the employee renders service and is not funded in advance. The accumulated post-retirement benefit obligation recognized on the Consolidated Statements of Financial Position as of April 30, 2024 and 2023, was $0.6 million and $0.7 million, respectively. Annual credits for these plans were $(0.1) million for each of the years ended April 30, 2024, 2023, and 2022.
Defined Contribution Savings Plans
We have defined contribution savings plans. Our contribution is based on employee contributions and the level of our match. We may make discretionary contributions to all employees as a group. The expense recorded for these plans was approximately $27.0 million, $30.7 million, and $30.3 million in the years ended April 30, 2024, 2023, and 2022, respectively.
Note 18 – Stock-Based Compensation

The Company provides stock-based compensation to its employees and non-employee directors, which may include restricted stock units (RSUs), PSU, and stock options, (collectively, stock-based awards). All equity compensation plans have been approved by shareholders. On September 29, 2022, the Company’s shareholders approved the 2022 Omnibus Stock and Long-Term Incentive Plan (the 2022 Plan), which replaced, with respect to new award grants, our 2014 Key Employee Stock Plan and 2018 Director Stock Plan (the Prior Plans) that were previously in effect. Following the approval of the 2022 Plan, no further awards were available to be issued under the Prior Plans, but awards outstanding under the Prior Plans as of that date remain outstanding in accordance with their terms. A total number of 6.2 million shares of our Class A stock was authorized under the 2022 Plan. In addition, any outstanding awards cancelled from the Prior Plans are added to the shares available under the 2022 Plan. As of April 30, 2024, there were approximately 5.6 million securities remaining that are available for future issuance under the 2022 Plan. We issue treasury shares to fund awards issued under the 2022 Plan.
Stock Option Activity
Under the terms of our stock option plan, the exercise price of stock options granted may not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable over a maximum period of ten years from the date of grant. For the options granted in the years ended April 30, 2024, 2023, and 2022, such options generally vest 10%, 20%, 30%, and 40% on April 30, or on each anniversary date after the award is granted.
The following table provides the estimated weighted average fair value for options granted during the years ended April 30 using the Black-Scholes option-pricing model, and the significant weighted average assumptions used in their determination.

	2024	2023	2022
Weighted average fair value of options on grant date	$6.47	$9.24	$11.75

Weighted average assumptions:
Expected life of options (years)	6.3	5.9	6.3
Risk-free interest rate	4.6%	2.0%	1.2%
Expected volatility	34.0%	32.4%	30.7%
Expected dividend yield	4.6%	3.4%	2.4%
Fair value of common stock on grant date	$30.37	$41.30	$56.51
Exercise price of stock option grant	$34.86	$41.30	$61.84
As of April 30, 2024, there was $1.5 million of unrecognized share-based compensation cost related to options, which is expected to be recognized over a period up to 4 years, or 2.3 years on a weighted average basis.

Index
The following table summarizes the activity and status of our stock option plans during the year ended April 30, 2024:

	Number of Options (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	312	$59.77
Granted	170	$34.86
Exercised	—	$—
Expired or forfeited	(107)	$58.80
Outstanding at end of year	375	$48.74	7.9	$0.5
Exercisable at end of year	132	$58.79	6.6	$—
Vested and expected to vest in the future at April 30	369	$48.89	7.9	$0.5
The intrinsic value is the difference between our common stock price and the option grant price. There were no options exercised during the year ended April 30, 2024. The total intrinsic value of options exercised during the years ended April 30, 2023 and 2022 was $0.1 million, and $0.4 million, respectively. The total grant date fair value of stock options vested during the years ended April 30, 2024, 2023, and 2022 was $0.9 million, $0.5 million, and $1.3 million, respectively.
The following table summarizes information about stock options outstanding and exercisable at April 30, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options (in 000’s)	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Number of Options (in 000’s)	Weighted Average Exercise Price
$32.68 to $45.99	190	9.4	$35.54	18	$35.70
$53.79 to $63.07	185	6.3	$62.34	114	$62.45
Total/average	375	7.9	$48.74	132	$58.79
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
Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier.

Index
Activity for performance-based and other restricted stock awards during the years ended April 30, was as follows (shares in thousands):

	2024		2023	2022
	Restricted Shares	Weighted Average Grant Date Value	Restricted Shares	Restricted Shares
Nonvested shares at beginning of year	1,073	$48.49	1,274	1,280
Granted	1,089	$31.33	540	658
Change in shares due to performance	54	$57.55	(44)	(3)
Vested and issued	(660)	$45.29	(544)	(432)
Forfeited	(353)	$41.84	(153)	(229)
Nonvested shares at end of year	1,203	$37.07	1,073	1,274
For the years ended April 30, 2024, 2023 and 2022, we recognized stock-based compensation expense (including stock options), on a pretax basis, of $25.0 million, $26.5 million and $25.7 million, respectively.
As of April 30, 2024, there was $29.4 million of unrecognized share-based compensation cost related to performance-based and other restricted stock awards, which is expected to be recognized over a period up to 4 years, or 2.3 years on a weighted average basis.
Compensation expense for restricted stock awards is measured using the closing market price of our Class A Common Stock at the date of grant. The total grant date value of shares vested during the years ended April 30, 2024, 2023, and 2022 was $29.9 million, $25.7 million, and $22.0 million, respectively.
Interim President and CEO New Hire Equity Awards
On October 10, 2023, the Company named Mr. Matthew Kissner interim President and CEO and entered into an employment agreement (Employment Agreement) with him. Under the Employment Agreement, Mr. Kissner will be eligible to participate in the 2024 Executive Long-Term Incentive Plan (ELTIP), with a target long-term incentive equal to $1.8 million.

Sixty percent of the ELTIP value will be delivered in the form of target performance share units and forty percent in restricted share units. The grant date fair value for the restricted share units which were granted during the three months ended October 31, 2023 was $30.95 per share and included 20,028 restricted share units, which vest 25% each year starting on April 30, 2024 to April 30, 2027. The grant date fair value for the performance share units which were granted during the three months ended January 31, 2024 was $30.23 per share and included 35,538 performance share units, which vest 100% on June 30, 2026. Awards are subject to forfeiture in the case of voluntary termination prior to vesting, and continued vesting in the case of earlier termination of employment without cause or due to constructive discharge. All other terms and conditions are the same as for other executives, as outlined in the ELTIP grant agreements.

Index
Director Stock Awards
On September 29, 2022, the Company’s shareholders approved the 2022 Plan, which replaced, with respect to new award grants, the 2018 Director Stock Plan (the 2018 Plan) that was previously in effect. Under the terms of the 2022 Plan, each nonemployee director is eligible to receive an annual award of restricted shares of our Class A Common Stock equal in value to 100% of the annual director stock retainer fee, based on the stock price at the close of the New York Stock Exchange on the date of grant. Such restricted shares will vest on the earliest of (i) the day before the next annual meeting of stockholders following the grant, (ii) the nonemployee director’s death or disability (as determined by the Governance Committee of the Board of Directors (Governance Committee)), or (iii) a change in control (as defined in the 2022 Plan). The granted shares may not be sold or transferred during the time the nonemployee director remains a director. There were 25,744, 30,706, and 18,384 restricted shares awarded under the 2022 Plan, or the 2018 Plan, as the case may be, for the years ended April 30, 2024, 2023, and 2022, respectively. In addition, pursuant to the John Wiley & Sons, Inc. Deferred Compensation Plan for Directors’ 2005 & After Compensation, as amended through September 20, 2022 (Deferred Compensation Plan), each nonemployee director has the option of receiving all or part of the annual cash retainer in the form of deferred stock and receive dividends in the form of deferred stock. The annual cash retainers deferred as stock and the dividends received in the form of deferred stock, all pursuant to the Deferred Compensation Plan, are nominal.
Note 19 – Capital Stock and Changes in Capital Accounts
Wiley has two classes of common stock, Class A and Class B. Each share of our Class B Common Stock is convertible into one share of Class A Common Stock. The holders of Class A stock are entitled to elect 30% of the entire Board of Directors and the holders of Class B stock are entitled to elect the remainder. On all other matters, each share of Class A stock is entitled to one tenth of one vote and each share of Class B stock is entitled to one vote.
Share Repurchases
During the year ended April 30, 2020, our Board of Directors approved a share repurchase program of $200 million of Class A or B Common Stock. As of April 30, 2024, we had authorization from our Board of Directors to purchase up to $117.4 million that was remaining under this program.
The share repurchase program described above is in addition to the share repurchase program approved by our Board of Directors during the year ended April 30, 2017 of four million shares of Class A or B Common Stock. As of April 30, 2022, no additional shares were remaining under this program for purchase.
The following table summarizes the share repurchases of Class A and B Common Stock during the years ended April 30 (shares in thousands):

	2024	2023	2022
Shares repurchased – Class A	1,294	831	542
Shares repurchased – Class B	3	1	2
Average price – Class A and Class B	$34.71	$42.07	$55.14
Dividends
We declared a quarterly cash dividend on our Class A and Class B Common Stock during each of the quarters of fiscal years 2024, 2023, and 2022. During each of the years ended April 30, 2024, 2023, and 2022, we paid total annual dividends of $77.0 million, $77.3 million, and $77.2 million, respectively.

Index
Changes in Common Stock
The following is a summary of changes during the years ended April 30, in shares of our common stock and common stock in treasury (shares in thousands).

Changes in Class A Common Stock:	2024	2023	2022
Number of shares, beginning of year	70,231	70,226	70,208
Common stock class conversions	28	5	18
Number of shares issued, end of year	70,259	70,231	70,226

Changes in Class A Common Stock in treasury:
Number of shares held, beginning of year	23,983	23,515	23,419
Restricted shares issued under stock-based compensation plans	(662)	(544)	(433)
Impact of tax withholding on stock-based compensation and other	213	181	116
Purchases of treasury shares	1,294	831	542
Shares issued related to the acquisition of a business	—	—	(129)
Number of shares held, end of year	24,828	23,983	23,515
Number of Class A Common Stock outstanding, end of year	45,431	46,248	46,711

Changes in Class B Common Stock:	2024	2023	2022
Number of shares, beginning of year	12,951	12,956	12,974
Common stock class conversions	(28)	(5)	(18)
Number of shares issued, end of year	12,923	12,951	12,956

Changes in Class B Common Stock in treasury:
Number of shares held, beginning of year	3,925	3,924	3,922
Purchases of treasury shares	3	1	2
Number of shares held, end of year	3,928	3,925	3,924
Number of Class B Common Stock outstanding, end of year	8,995	9,026	9,032

Index
Note 20 – Segment Information

We report our segment information in accordance with the provisions of FASB ASC Topic 280, “Segment Reporting.” We determine our operating and reportable segments based on how our chief operating decision maker (CODM) evaluates our business performance, manages the operations, makes operating decisions, and allocates resources.

On June 1, 2023, Wiley’s Board of Directors approved a plan to divest certain businesses that we determined are non-core businesses. Those businesses are University Services, Wiley Edge, and CrossKnowledge. On January 1, 2024 we completed the sale of University Services. On January 8, 2024 we entered into an agreement to sell our Wiley Edge business, which closed on May 31, 2024, with the exception of its India operations. The sale of Wiley Edge’s India operation will be finalized later in calendar year 2024. We expect to complete the sale of CrossKnowledge by the second quarter of fiscal year 2025. As a result of these planned divestitures, in the three months ended July 31, 2023 we reorganized our segments in a manner consistent with the way management evaluates the businesses, and our new structure consists of three operating segments and reportable segments which includes Research (no change), Learning, and Held for Sale or Sold, as well as a Corporate expense category (no change), which includes certain costs that are not allocated to the reportable segments. Prior period segment results and disclosures within the Notes to Consolidated Financial Statements have been recast to the new segment presentation. There were no changes to our consolidated financial results.
•Research includes the reporting lines of Research Publishing and Research Solutions and provides peer-reviewed scientific, technical, and medical (STM) publishing, content platforms, and related services to academic, corporate, and government customers, academic societies, and individual researchers;
•Learning includes the reporting lines of Academic and Professional and provides scientific, professional, and education print and digital books, digital courseware to libraries, corporations, students, professionals, and researchers, as well as assessment services to businesses and professionals;
•Held for Sale or Sold includes businesses held-for-sale including Wiley Edge and CrossKnowledge, as well as those sold in fiscal year 2024 which includes University Services and Tuition Manager, and in fiscal year 2023 Test Prep and Advancement Courses. The operations of University Services, Wiley Edge, and CrossKnowledge are reported in the Held for Sale or Sold segment until sold.

See Note 3, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the years ended April 30, 2024, 2023, and 2022.

The performance metric used by our chief operating decision maker to evaluate performance of our reportable segments is Adjusted Operating Income. In the fourth quarter of fiscal year 2024, we renamed the performance metric from Adjusted Contribution to Profit to Adjusted Operating Income with no changes in the calculation of this metric.

Index
Segment information is as follows:

	For the Years Ended April 30,
	2024	2023	2022
Revenue:
Research	$1,042,705	$1,080,311	$1,111,343
Learning	574,739	546,395	581,208
Held for Sale or Sold	255,543	393,194	390,377
Total revenue	$1,872,987	$2,019,900	$2,082,928

Adjusted Operating Income:
Research	$237,763	$283,984	$295,227
Learning	142,733	100,100	111,112
Held for Sale or Sold	28,711	1,186	4,094
Total adjusted operating income by segment	$409,207	$385,270	$410,433

Depreciation and Amortization:
Research	$93,422	$93,008	$94,899
Learning	57,696	57,698	58,691
Held for Sale or Sold(1)	3,437	46,085	45,027
Total depreciation and amortization	$154,555	$196,791	$198,617
Corporate depreciation and amortization	22,434	16,462	16,553
Total depreciation and amortization	$176,989	$213,253	$215,170

(1)
We ceased to record depreciation and amortization of long-lived assets for these businesses as of the date the assets were classified as held-for-sale.

We discontinued use of the mthree trademark that resulted in a change in the useful life and accelerated amortization expense of $4.6 million in the three months ended July 31, 2022. This amortization expense was an adjustment to the Held for Sale or Sold Adjusted operating income. In addition, it was included in Depreciation and amortization in the table above.

Index
The following table shows a reconciliation of our Adjusted Operating Income by Segment to Income Before Taxes:

	For the Years Ended April 30,
	2024	2023	2022
Adjusted Operating Income by Segment	$409,207	$385,270	$410,433
Adjustments:
Corporate expenses(1)	(185,456)	(171,926)	(192,584)
Legal settlement(2)	—	(3,671)	—
Impairment of goodwill(3)	(108,449)	(99,800)	—
Restructuring and related charges (credits)(3)	(63,041)	(49,389)	1,427
Accelerated amortization of an intangible asset(4)	—	(4,594)	—
Interest expense	(49,003)	(37,745)	(19,802)
Foreign exchange transaction (losses) gains	(2,959)	894	(3,192)
(Losses) gains on sale of businesses and certain assets and impairment charges related to assets held-for-sale	(183,389)	10,177	3,694
Other (expense) income, net	(3,957)	3,884	9,685
(Loss) Income Before Taxes	$(187,047)	$33,100	$209,661

(1)	Corporate expenses includes certain costs that are not allocated to the reportable segments.
(2)
In the three months ended January 31, 2023, we settled a litigation matter related to consideration for a previous acquisition for $3.7 million which is included in Corporate Operating and administrative expenses.

(3)	See Note 7, “Restructuring and Related Charges (Credits)” and Note 11, “Goodwill and Intangible Assets” for these charges by segment.
(4)	As described above, this accelerated amortization relates to the mthree trademark.
Revenue for the years ended April 30 from external customers based on the location of the customer were as follows:

	2024	2023	2022
United States	$881,795	$995,918	$1,011,716
United Kingdom	165,457	150,601	164,205
China	120,213	150,939	140,323
Japan	84,846	89,084	94,040
Canada	76,509	83,039	80,640
Other countries	544,167	550,319	592,004
Total	$1,872,987	$2,019,900	$2,082,928
Total long-lived assets, consisting of technology, property and equipment, net and operating lease ROU assets, by geographical area as of April 30 were as follows:

	2024	2023	2022
United States	$213,192	$275,229	$311,912
United Kingdom	27,584	34,748	38,365
Other countries	20,736	28,369	33,014
Total	$261,512	$338,346	$383,291
Our CODM reviews our financial position at a consolidated level and does not review assets by segment to evaluate segment performance or allocate resources. As such, assets by segment are not disclosed.

Index
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer, together with the Chief Accounting Officer and other members of the Company’s management, have conducted an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting in the fourth quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2024.

The effectiveness of our internal control over financial reporting as of April 30, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information

During the fiscal quarter ended April 30, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Index
PART III
Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is information about the Company’s current executive officers and directors.
Information About Our Executive Officers

Name, Current and Former Positions	Age	First Elected to Current Position
MATTHEW KISSNER	70	October 2023
Interim President and Chief Executive Officer and Director
May 2017 – Former Interim CEO, Group Executive and Board Chair, Wiley
June 1999 - Present – Vice Chair, Regional Plan Association

CHRISTINA VAN TASSELL	53	November 2021
Executive Vice President and Chief Financial Officer
November 2017 – Chief Financial Officer, Dow Jones
July 2023 - Present – Director, Empire State Realty Trust
July 2019 - November 2023 – Director, News Literacy Project

DEIRDRE SILVER	56	February 2020
Executive Vice President, General Counsel
August 2015 – Associate General Counsel, SVP of Legal, Research, Wiley
November 2018 - Present – Director, Copyright Clearance Center

JAMES FLYNN	53	September 2021
Executive Vice President and General Manager, Research & Learning
June 2018 – Chief Product Officer, Research, Wiley
May 2015 – SVP and Managing Director, Research Publishing, Wiley

AREF MATIN	65	May 2018
Executive Vice President, Chief Technology Officer
February 2015 – EVP, Chief Technology Officer, Ascend Learning
July 2012 – EVP, Chief Technology Officer, Pearson Learning Technologies & Pearson Higher Education

DANIELLE MCMAHAN	49	November 2019
Executive Vice President, Chief People Officer
September 2017 - Chief Human Resources Officer, York Risk Services
June 2020 - Present – Board Member, All In Together

CHRISTOPHER CARIDI	58	October 2020
Senior Vice President, Global Corporate Controller and Chief Accounting Officer
June 2020 – SVP, Chief Accounting Officer and Controller, Teladoc Health, Inc.
March 2017 – SVP, Chief Accounting Officer and Controller, Wiley
March 2014 – VP, Finance, Thomson Reuters

KEVIN MONACO	60	October 2018
Senior Vice President, Treasurer and Tax
October 2009 – SVP, Finance, Treasurer, and Investor Relations, Coty Inc.

Index
Information About Our Non-Employee Directors

Jesse C. Wiley Chair of the Board Director Since: 2012
Mr. Wiley, 53, is a 7th generation member of the Wiley family and brings to the Board deep knowledge and appreciation of the contributions Wiley makes to research, learning and knowledge. His alignment with shareholder and stakeholder interests makes Mr. Wiley an important part of the Board’s governance processes, along with a majority of independent directors. Mr. Wiley has broad and deep experience in Wiley’s industries with partners and customers in the markets Wiley serves. He also brings in-depth knowledge of numerous businesses, functions and initiatives within Wiley, including in digital publishing and platforms and new product and business development, partnerships and global business and M&A. Mr. Wiley was elected Chair of the Board of Directors of Wiley in 2019, having served as a director since 2012. Prior to being elected as Chair, Mr. Wiley was an employee since 2003. Before becoming Chair, Mr. Wiley worked in Wiley’s Research division on business development including building partnerships with academic and professional societies, and in China. Previously he worked in corporate M&A and strategy development, on international business development, digital and new business initiatives, and product development. Prior to that, he worked as a marketer and editor of professional books and products.

Mari J. Baker Former Chief Executive Officer, PlayFirst, Inc. Director Since 2011
Ms. Baker, 59, has over 30 years of board service in public, private and non-profit environments. She is an experienced general manager and business leader, and has held a number of executive officer positions in public and private companies primarily in technology fields, including roles as Chief Executive Officer of PlayFirst, Inc. and Navigenics, Inc., Chief Operating Officer of Velti, plc (Nasdaq: VELT), President of BabyCenter, Inc., a Johnson and Johnson company (NYSE: JNJ), and SVP/General Manager at Intuit, Inc. (Nasdaq: INTU). She has also been involved in venture capital, higher education, and executive leadership communities, in various capacities, including serving on the Board of Trustees of Stanford University. Ms. Baker also currently serves on the board of Blue Shield of California, where she chairs the Audit Committee.

George Bell Senior Partner, Archer Venture Capital Director Since 2014
Mr. Bell, 67, has more than 30 years of entrepreneurial experience in creating and growing consumer-facing and software businesses as a chief executive officer, as well as significant experience and insights in technological advancement and operations. Mr. Bell has been Senior Partner at Archer Venture Capital since 2018. He was affiliated with General Catalyst Partners, a venture capital and private equity firm, as a Managing Director and then an Executive in Residence, from 2006 to 2017. Mr. Bell is also the founder of The Outdoor Life Network (now NBC Sports Network), a recipient of the Ernst & Young Entrepreneur of the Year Award for California and New England; and a four-time Emmy Award-winning producer and writer of documentaries on adventure, wildlife, and vanishing cultures. Mr. Bell serves on the boards of several private companies, including Later (formerly Mavrck) and the Association of College and University Educators. He also serves on the boards of several non-profit organizations, including the Gulf of Maine Research Institute and Squash Busters.

Beth A. Birnbaum Former Chief Operating Officer, PlayFab Director Since: 2018
Ms. Birnbaum, 52, is a senior technology leader with over 20 years of experience in product, general management, operations and strategy. Most recently, Ms. Birnbaum served as Chief Operating Officer from 2017 to 2018 at PlayFab prior to its acquisition by Microsoft Corporation (Nasdaq: MSFT). Prior to PlayFab, Ms. Birnbaum served in a variety of roles at GrubHub (NYSE: GRUB) from 2011 to 2016, most recently as Senior Vice President of product, and led product management, user experience and design during GrubHub’s growth from a startup to a public company. She currently serves on the board of directors of Root, Inc. (Nasdaq: ROOT), the parent company of Root Insurance Company. Ms. Birnbaum also serves on the board of directors of several private companies, including Bridge Legal Holdings, Fandom Inc., and Recycle Track Systems, Inc. She also serves on the board of non-profit Forterra NW and as a trustee of Partners In Health. Ms. Birnbaum is Diligent Climate Leadership Certified.

Index

David C. Dobson Chief Executive Officer, Epiq Global Director Since: 2017
Mr. Dobson, 61, has over 30 years of experience in transforming and building global technology and service organizations, as well as extensive experience in senior leadership positions. Mr. Dobson has been Chief Executive Officer of Epiq, a global provider of legal and business services, since 2019, and also serves on its board of directors. Previously, Mr. Dobson was the Chief Executive Officer of Digital River from 2013 to 2018 and served as Vice Chairman of the Digital River’s board of directors until 2019. From 2010 to 2012, Mr. Dobson served as Executive Vice President and Group Executive, Global Lines of Business, at CA Technologies. From 2009 to 2010, Mr. Dobson served as President of Pitney Bowes Management Services, Inc., a wholly owned subsidiary of Pitney Bowes, Inc.

Brian O. Hemphill, Ph.D. President of Old Dominion University (ODU) Director Since: 2022
Dr. Hemphill, 54, has extensive executive leadership experience in academia, bringing insight into the needs and practices of the academic community critical for developing and innovating new business models in our key businesses. Dr. Hemphill has served as Old Dominion University’s (ODU) ninth president since 2021 and previously served as Radford University's seventh president from 2016 to 2021. Dr. Hemphill has also held senior roles at various educational institutions earlier in his career, including the University of Arkansas-Fayetteville, Northern Illinois University, and West Virginia State University. In his role as President of ODU, Dr. Hemphill serves on various boards and commissions. He also serves on the boards of Jefferson Science Associates, LLC and Preston Hollow Community Capital.

Raymond W. McDaniel, Jr. Former Non-Executive Chairman, President and Chief Executive Officer, of the Moody’s Corporation Director Since: 2005
Mr. McDaniel, 66, is a seasoned non-executive director, having served as the non-executive chairman of the board of directors of Moody’s Corporation from 2005 to 2012 and again from 2021 to 2023 and a member of the board from 2003 to 2023. Mr. McDaniel is also a global leader with extensive strategic and operational knowledge in a highly regulated financial services environment and experience in implementing international business expansion, including the launch of new products. He previously served as the Chief Executive Officer of Moody's Corporation for over 15 years from 2005 through 2020, as well as held additional roles in senior leadership including as President and Chief Operating Officer of Moody’s Corporation. Mr. McDaniel serves on the board of directors of Raymond James Financial (NYSE: RJF) and as a Trustee on the Muhlenberg College Board.

William J. Pesce Retired President and Chief Executive Officer, John Wiley & Sons, Inc. Director Since: 1998
Mr. Pesce, 73, has extensive experience with leading a global public company, strategic planning, financial planning and analysis, acquisitions and partnerships, and investor relations. In addition, through his active engagement in the academic community and investing in early-stage companies, he has exposure to innovative, technology-enabled business models. He has served as Wiley’s 10th President and Chief Executive Officer for 13 years from 1998 to 2011, when he retired after nearly 22 years. Mr. Pesce is a member of the Board of Trustees of William Paterson University. Mr. Pesce is also a benefactor and advisor to the Pesce Family Mentoring Institute at William Paterson University. He served on the Board of Overseers of New York University's Stern School of Business for 17 years until 2005. Mr. Pesce also launched Pesce Family Ventures, LLC in 2015 with the aim to invest in early-stage companies, particularly entities that leverage enabling technology to serve customers.

Inder M. Singh Former Chief Financial Officer & Executive Vice President of Arm Ltd. Director Since: 2021
Mr. Singh, 65, has extensive finance and corporate management experience, as well as knowledge in the technology and infrastructure sectors in both developed and emerging markets having served as Executive Vice President and Chief Financial Officer of Arm Limited from 2019 to 2022. From 2016 to 2019, Mr. Singh served as Senior Vice President and Chief Financial Officer, and in 2016, as Chief Strategy and Marketing Officer, of Unisys Corp. Prior to that, Mr. Singh was a Managing Director at SunTrust Bank’s equities unit from 2013 to 2016, and a Senior Vice President in finance at Comcast Corporation from 2012 to 2013. Mr. Singh is currently a member of the board of directors of IonQ (NYSE: IONQ), ICEYE, and Axelera AI. He also recently joined the advisory board of Resonance. He has advised startups as a member of Columbia University’s Entrepreneurship Advisory Board and Engineering Development Council. He has also participated as a project advisor for the U.S. Department of Homeland Security and other agencies on national security and critical infrastructure matters.

Index
The following information will be included in the Company’s Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed within 120 days of the Company’s fiscal year end of April 30, 2024 (2024 Proxy Statement) and is incorporated herein by reference.
•Additional information about our directors who are standing for reelection and any persons nominated to become directors of the Company is contained under the caption “Election of Director Nominees”.
•Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption “Delinquent Section 16(a) Reports”.
•Information concerning the Company’s committees of the Board of Directors, including the audit committee and designated financial experts is contained under the captions “Report of the Audit Committee” and “Committees of the Board of Directors."
•Information concerning the Company’s code of business conduct and ethics for directors, officers and employees, also known as the “Business Conduct and Ethics Policy,” the “Code of Ethics Policy for Senior Financial Officers” and the Company's “Corporate Governance Principles” are described under "Corporate Governance—Key Corporate Governance Documents." All of these documents are publicly available on the Company’s Corporate Governance website at https://www.wiley.com/en-us/corporategovernance.
Item 11. Executive Compensation
The information required by this item will be included in the 2024 Proxy Statement under the headers “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation,” respectively, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following information required in this item will be included under the “Ownership of Common Stock” section in the Company's 2024 Proxy Statement and is incorporated herein by reference.
•Information on the beneficial ownership reporting for the directors and executive officers is contained under the caption “Stock Ownership of Officers and Directors.”
•Information on the beneficial ownership reporting for all other shareholders that own 5% or more of the Company’s Class A or Class B Common Stock is contained under the caption “Stock Ownership of Certain Beneficial Owners."
The following table summarizes the Company’s equity compensation plan information as of April 30, 2024:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by shareholders	1,577,508	$48.74	5,560,776
(1)This amount includes the following awards issued under the 2022 Plan and Prior Plans:
•374,509 shares issuable upon the exercise of outstanding stock options with a weighted average exercise price of $48.74.
•1,202,999 non-vested performance-based and other restricted stock awards. Since these awards have no exercise price, they are not included in the weighted average exercise price calculation.
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

Index
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information on related party transactions and the policies and procedures for reviewing and approving related party transactions will be contained under the caption “Transactions with Related Persons” within the “Corporate Governance” section of the 2024 Proxy Statement and are incorporated herein by reference.
Information on director independence will be contained under the caption “Director Independence” within the “Corporate Governance” section of the 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is PricewaterhouseCoopers LLP, New York, NY, Auditor ID: 238
Information required by this item will be contained in the 2024 Proxy Statement under the captions “Audit Committee Matters" and “Audit Committee Report” and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this Annual Report on Form 10-K:
(1) Financial Statements
See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K in Part II Item 8.
(2) Financial Statement Schedule
See Schedule II - Valuation and Qualifying Accounts and Reserves - Years Ended April 30, 2024, 2023, and 2022 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable, or the amounts involved are not material.
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

3.6	Amended and Restated By-Laws effective December 13, 2023 (incorporated by reference to Form 8-K dated December 19, 2023)

3.7*	John Wiley and Sons, Inc. Insider Trading Policy dated March 22, 2024.

3.8*	John Wiley and Sons, Inc. Clawback Policy effective November 27, 2023.

Index

Instruments Defining the Rights of Security Holders, Including Indentures
4.1
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended April 30, 2020).

Material Contracts

10.1	Form of the Fiscal Year 2024 Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2023.●

10.2	Form of the Fiscal Year 2024 Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2023).●

10.3
Restricted Share Unit Grant Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2023).●

10.4
Performance Share Unit Grant Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2023).●

10.5
Restricted Share Unit Grant Agreement for Matthew Kissner Under the Executive Long-Term Incentive Plan, Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2023).●

10.6
Form of the Fiscal Year 2024 Non-Qualified Premium Stock Option Grant Agreement Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2023).●

10.7	Form of the Fiscal Year 2023 Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2022).●

10.8
Restricted Share Unit Grant Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2022).●

10.9
Performance Share Unit Grant Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2022).●

10.10	2018 Director Stock Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2019).●

10.11	John Wiley & Sons, Inc. 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2022).●

10.12	Amended 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2014).●

10.13	John Wiley & Sons, Inc. Director Restricted Share Unit Grant Agreement (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2022.●

10.14
John Wiley & Sons, Inc. Deferred Compensation Plan for Directors’ 2005 & After Compensation Amended and Restated as of September 29, 2022 (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2022).●

Index

10.15
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

10.16
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

10.17
Agreement of the Lease dated as of July 14, 2014 between Hub Properties Trust as Landlord, an independent third party, and John Wiley & Sons, Inc as Tenant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2014).

10.18	Form of the Fiscal Year 2022 Executive Long Term Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.19
Form of the Fiscal Year 2022 Restricted Share Unit Grant Agreement under the Executive Long-Term Incentive Plan, under the Business Officer Equity Program, Pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2021).●

10.20
Form of the Fiscal Year 2022 Performance Share Unit Grant Agreement, under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2021).●

10.21
Form of the Fiscal Year 2022 Non-Qualified Premium Stock Option Grant Agreement Pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2021).●

10.22
Executive Severance Plan (“ESP”), with an effective date of June 20, 2016, as amended September 22, 2023 (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2023).●

10.23
Employment Letter dated October 12, 2017 between Brian A. Napack, President and Chief Executive Officer, and the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2017).●

10.24
Employment Letter dated October 9, 2023 between Matthew Kissner, Interim President and Chief Executive Officer, and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 10, 2023).●

10.25*	Employment Letter dated October 15, 2021 between James Flynn, Executive Vice President and General Manager, Research, and the Company.●

10.26
Employment Letter dated April 20, 2018 between Aref Matin, Executive Vice President and Chief Technology Officer, and the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2020).●

10.27
Senior Executive Employment Agreement dated as of October 25, 2021 between Christina Van Tassell and the Company (incorporated by reference to the Company’s Current Report on Form 8-K dated as of October 28, 2021).●

10.28
Employment Agreement dated August 7, 2020 between Todd Zipper, Executive Vice President & General Manager, Education Services and the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2021).●

Index

10.29
Employment Agreement dated August 18, 2018 between Matthew Leavy, Senior Vice President, Business Development and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended April 30, 2023).●

10.30
John Wiley & Sons, Inc. Supplemental Executive Retirement Plan as Amended and Restated effective as of January 1, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.31	John Wiley & Sons, Inc. Supplemental Benefit Plan Amended and Restated as of January 1, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

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

10.34
Amendment to the Deferred Compensation Plan of John Wiley & Sons, Inc. effective January 1, 2022 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2022).●

10.35*	Amendment to the Deferred Compensation Plan of John Wiley & Sons, Inc. effective January 1, 2024.

10.36
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

10.42
Amendment to the John Wiley & Sons, Inc. Employees’ Savings Plan effective September 1, 2020 and January 1, 2021 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.43
Amendment to the John Wiley & Sons, Inc. Employees' Savings Plan effective January 1, 2022 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2022).●

Subsidiaries
21*	List of Subsidiaries of the Company.

Index

Consent of Independent Registered Public Accounting Firm
23.1*	Consent of PricewaterhouseCoopers LLP.
23.2*	Consent of KPMG LLP.

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Inline XBRL
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*Filed herewith
**    Furnished herewith
●    Indicates management compensatory plan, contract, or arrangement

Index
Item 16. Form 10-K Summary
Not applicable.
(2) Financial Statement Schedule
Schedule II
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED APRIL 30, 2024, 2023, AND 2022
(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Expenses	Deductions From Reserves and Other(1)	Balance at End of Period
Year Ended April 30, 2024
Allowance for sales returns(3)	$14,419	$21,158	$21,129	$14,448
Allowance for doubtful accounts	$18,662	$3,844	$5,209	$17,297
Allowance for inventory obsolescence	$12,990	$5,906	$6,977	$11,919
Valuation allowance on deferred tax assets(2)	$27,448	$24,620	$(1,430)	$53,498
Year Ended April 30, 2023
Allowance for sales returns(3)	$19,422	$24,439	$29,442	$14,419
Allowance for doubtful accounts	$21,221	$347	$2,906	$18,662
Allowance for inventory obsolescence	$11,219	$7,222	$5,451	$12,990
Valuation allowance on deferred tax assets(2)	$30,000	$(4,037)	$(1,485)	$27,448
Year Ended April 30, 2022
Allowance for sales returns(3)	$22,199	$29,191	$31,968	$19,422
Allowance for doubtful accounts	$21,474	$4,029	$4,282	$21,221
Allowance for inventory obsolescence	$13,970	$6,786	$9,537	$11,219
Valuation allowance on deferred tax assets(2)	$4,855	$230	$(24,915)	$30,000

(1)
Deductions From Reserves and Other for the years ended April 30, 2024, 2023, and 2022 include foreign exchange translation adjustments. Included in Allowance for doubtful accounts are accounts written off, less recoveries as well as amounts reclassified as held-for-sale or sold as of April 30, 2024. Included in Allowance for inventory obsolescence are items removed from inventory.

(2)
Included in Valuation allowance on deferred tax assets for the years ended April 30, 2024, 2023, and 2022 are valuation allowances related to, and required with respect to, foreign tax credits generated by tax reform enacted in December 2017. In connection with a 5-year loss carryback and a subsequent audit, certain foreign tax credits requiring a valuation allowance were reinstated.
In fiscal year 2024, due to temporary differences in the US, our deferred taxes reversed from a net deferred tax liability position to a net deferred tax asset position. Due to losses in the US resulting from impairments, restructuring, and acceleration of amortization expense on capitalized software, we concluded it was more-likely-than-not that a portion of our deferred tax asset may not be realized. As a result we increased the valuation allowance by $30.2 million.

(3)
Allowance for sales returns represents anticipated returns net of a recovery of inventory and royalty costs. The provision is reported as a reduction of gross sales to arrive at revenue and the reserve balance is reported as an increase in Contract liabilities with a corresponding increase in Inventories, net and a reduction in Accrued royalties for the years ended April 30, 2024, 2023, and 2022.

Index
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN WILEY & SONS, INC.
(Company)

Dated: June 26, 2024	By:	/s/ Matthew S. Kissner
Matthew S. Kissner
Interim President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Titles	Dated

/s/ Matthew S. Kissner	Interim President and Chief Executive Officer and Director	June 26, 2024
Matthew S. Kissner

/s/ Christina Van Tassell	Executive Vice President and Chief Financial Officer	June 26, 2024
Christina Van Tassell

/s/ Christopher F. Caridi	Senior Vice President, Global Corporate Controller and Chief Accounting Officer	June 26, 2024
Christopher F. Caridi

/s/ Jesse C. Wiley	Chairman of the Board	June 26, 2024
Jesse C. Wiley

/s/ Mari J. Baker	Director	June 26, 2024
Mari J. Baker

/s/ George Bell	Director	June 26, 2024
George Bell

/s/ Beth A. Birnbaum	Director	June 26, 2024
Beth A. Birnbaum

/s/ David C. Dobson	Director	June 26, 2024
David C. Dobson

/s/ Brian O. Hemphill	Director	June 26, 2024
Brian O. Hemphill

/s/ Raymond W. McDaniel, Jr.	Director	June 26, 2024
Raymond W. McDaniel, Jr.

/s/ William J. Pesce	Director	June 26, 2024
William J. Pesce

/s/ Inder Singh	Director	June 26, 2024
Inder Singh