Form 10-Q
period 2024-07-31
JOHN WILEY & SONS, INC.
filed 2024-09-06
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the Registrant’s classes of common stock as of August 31, 2024 were:
Class A, par value $1.00 – 45,302,459
Class B, par value $1.00 – 8,976,656

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

For example:
•Adjusted EPS, Adjusted Revenue, Adjusted Operating Income and margin, Adjusted Income Before Taxes, Adjusted Income Tax Provision, Adjusted Effective Tax Rate, EBITDA, Adjusted EBITDA and margin, and organic revenue (excluding acquisitions) provide a more comparable basis to analyze operating results and earnings and are measures commonly used by shareholders to measure our performance.
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

INDEX
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – UNAUDITED
In thousands

	July 31, 2024	April 30, 2024
Assets:
Current assets
Cash and cash equivalents	$82,545	$83,249
Accounts receivable, net of allowance for credit losses of $18.0 million and $17.3 million, respectively	192,153	224,198
Inventories, net	25,846	26,219
Prepaid expenses and other current assets	87,004	85,954
Current assets held-for-sale	5,282	34,422
Total current assets	392,830	454,042

Technology, property and equipment, net	185,104	192,438
Intangible assets, net	609,224	615,694
Goodwill	1,099,817	1,091,368
Operating lease right-of-use assets	72,424	69,074
Other non-current assets	292,635	283,719
Non-current assets held-for-sale	24	19,160
Total assets	$2,652,058	$2,725,495

Liabilities and shareholders' equity:
Current liabilities
Accounts payable	$38,641	$55,659
Accrued royalties	105,063	97,173
Short-term portion of long-term debt	8,750	7,500
Contract liabilities	367,307	483,778
Accrued employment costs	49,039	96,980
Short-term portion of operating lease liabilities	17,647	18,294
Other accrued liabilities	78,241	76,266
Current liabilities held-for-sale	24,103	37,632
Total current liabilities	688,791	873,282

Long-term debt	909,850	767,096
Accrued pension liability	67,850	70,832
Deferred income tax liabilities	97,362	97,186
Operating lease liabilities	91,587	94,386
Other long-term liabilities	76,980	71,760
Long-term liabilities held-for-sale	5,965	11,237
Total liabilities	1,938,385	1,985,779
Commitments and contingencies (Note 18)
Shareholders’ equity
Preferred stock, $1 par value per share: Authorized shares – 2 million, Issued shares - 0	—	—
Class A common stock, $1 par value per share: Authorized shares - 180 million, Issued shares - 70,277 and 70,259 as of July 31, 2024 and April 30, 2024, respectively	70,277	70,259
Class B common stock, $1 par value per share: Authorized shares - 72 million, Issued shares - 12,905 and 12,923 as of July 31, 2024 and April 30, 2024, respectively	12,905	12,923
Additional paid-in-capital	473,164	474,406
Retained earnings	1,562,666	1,583,348
Accumulated other comprehensive loss, net of tax	(523,592)	(528,439)
Less treasury shares at cost (Class A – 24,975 and 24,828 as of July 31, 2024 and April 30, 2024, respectively; Class B – 3,928 and 3,928 as of July 31, 2024 and April 30, 2024, respectively)	(881,747)	(872,781)
Total shareholders’ equity	713,673	739,716
Total liabilities and shareholders' equity	$2,652,058	$2,725,495
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended July 31,
	2024	2023
Revenue, net	$403,809	$451,013

Costs and expenses:
Cost of sales	109,220	157,101
Operating and administrative expenses	248,819	255,801
Impairment of goodwill	—	26,695
Restructuring and related charges	3,870	12,123
Amortization of intangible assets	12,927	15,648
Total costs and expenses	374,836	467,368

Operating income (loss)	28,973	(16,355)

Interest expense	(12,787)	(11,334)
Foreign exchange transaction gains (losses)	234	(1,620)
Gains (losses) on sale of businesses and impairment charges related to assets held-for-sale	5,801	(75,929)
Other income (expense), net	782	(1,485)

Income (loss) before taxes	23,003	(106,723)
Provision (benefit) for income taxes	24,439	(14,459)

Net loss	$(1,436)	$(92,264)

Loss per share
Basic	$(0.03)	$(1.67)
Diluted	$(0.03)	$(1.67)

Weighted average number of common shares outstanding
Basic	54,377	55,270
Diluted	54,377	55,270

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED
Dollars in thousands

	Three Months Ended July 31,
	2024	2023
Net loss	$(1,436)	$(92,264)

Other comprehensive income (loss):
Foreign currency translation adjustment	14,963	11,174
Unamortized retirement costs, net of tax benefit of $629 and $384, respectively	(2,040)	(1,837)
Unrealized (loss) gains on interest rate swaps, net of tax (expense) of $0 and $(863), respectively	(8,076)	2,520
Total other comprehensive income	4,847	11,857

Comprehensive income (loss)	$3,411	$(80,407)
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Dollars in thousands

	Three Months Ended July 31,
	2024	2023
Operating activities
Net loss	$(1,436)	$(92,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	—	26,695
(Gains) losses on sale of businesses and impairment charges related to assets held-for-sale	(5,801)	75,929
Amortization of intangible assets	12,927	15,648
Amortization of product development assets	4,476	6,687
Depreciation and amortization of technology, property and equipment	19,850	21,393
Restructuring and related charges	3,870	12,123
Stock-based compensation expense	5,968	6,286
Employee retirement plan expense	9,651	9,244
Foreign exchange transaction (gains) losses	(234)	1,620
Other noncash charges (credits)	812	(20,520)
Net change in operating assets and liabilities	(138,795)	(145,176)
Net cash used in operating activities	(88,712)	(82,335)
Investing activities
Product development spending	(3,351)	(3,747)
Additions to technology, property and equipment	(14,502)	(20,086)
Businesses acquired in purchase transactions, net of cash acquired	(915)	(1,500)
Net cash (transferred) proceeds related to the sale of businesses	(6,387)	457
Acquisitions of publication rights and other	1,348	(866)
Net cash used in investing activities	(23,807)	(25,742)
Financing activities
Repayments of long-term debt	(306,231)	(196,405)
Borrowings of long-term debt	449,980	341,878
Purchases of treasury shares	(12,500)	(10,000)
Change in book overdrafts	(6,723)	(5,947)
Cash dividends	(19,184)	(19,382)
Impact of tax withholding on stock-based compensation and other	(3,753)	(4,330)
Net cash provided by financing activities	101,589	105,814
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	798	2,257
Cash reconciliation:
Cash and cash equivalents	99,441	106,714
Restricted cash included in Prepaid expenses and other current assets	102	548
Balance at beginning of period	99,543	107,262
Decrease for the period	(10,132)	(6)
Cash and cash equivalents	89,361	107,152
Restricted cash included in Prepaid expenses and other current assets	50	104
Balance at end of period (1)	$89,411	$107,256
Cash paid during the period for:
Interest	$12,313	$10,657
Income taxes, net of refunds	$9,168	$12,374

(1)	The balance as of July 31, 2024 includes held-for-sale cash, cash equivalents and restricted cash. See Note 3, "Divestitures" for further details.
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2024	$70,259	$12,923	$474,406	$1,583,348	$(528,439)	$(872,781)	$739,716
Restricted shares issued under stock-based compensation plans	—	—	(7,208)	—		7,287	79
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(3,753)	(3,753)
Stock-based compensation expense	—	—	5,966	—	—	—	5,966
Purchases of treasury shares	—	—	—	—	—	(12,500)	(12,500)
Class A common stock dividends ($0.3525 per share)	—	—	—	(16,082)	—	—	(16,082)
Class B common stock dividends ($0.3525 per share)	—	—	—	(3,164)	—	—	(3,164)
Common stock class conversions	18	(18)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	(1,436)	4,847	—	3,411
Balance at July 31, 2024	$70,277	$12,905	$473,164	$1,562,666	$(523,592)	$(881,747)	$713,673

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2023	$70,231	$12,951	$469,802	$1,860,872	$(528,902)	$(839,927)	$1,045,027
Restricted shares issued under stock-based compensation plans	—	—	(10,805)	1	—	10,879	75
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(4,330)	(4,330)
Stock-based compensation expense	—	—	6,281	—	—	—	6,281
Purchases of treasury shares	—	—	—	—	—	(10,000)	(10,000)
Class A common stock dividends ($0.3500 per share)	—	—	—	(16,281)	—	—	(16,281)
Class B common stock dividends ($0.3500 per share)	—	—	—	(3,159)	—	—	(3,159)
Comprehensive loss, net of tax	—	—	—	(92,264)	11,857	—	(80,407)
Balance at July 31, 2023	$70,231	$12,951	$465,278	$1,749,169	$(517,045)	$(843,378)	$937,206
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
Our Unaudited Condensed Consolidated Financial Statements include all the accounts of the Company and our subsidiaries. We have eliminated all intercompany transactions and balances in consolidation. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the Unaudited Condensed Consolidated Financial Condition, Results of Operations, Comprehensive Income (Loss) and Cash Flows for the periods presented. Operating results for the interim period are not necessarily indicative of the results expected for the full year. All amounts are presented in United States (US) dollars, unless otherwise specified. All amounts are in thousands, except per share amounts, and approximate due to rounding. These financial statements should be read in conjunction with the most recent audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 as filed with the SEC on June 26, 2024 (2024 Form 10-K).
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
Note 2 — Recent Accounting Standards
Recently Adopted Accounting Standards
There were no recently adopted accounting standards which would have a material impact on our condensed consolidated financial statements.
Recently Issued Accounting Standards
Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” This ASU enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. This ASU is effective for our annual disclosures starting fiscal year 2026. Early adoption is permitted. A public entity should apply the amendments in this ASU on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.
Segment Reporting - Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for our annual fiscal year 2025, and interim periods starting in fiscal year 2026. Early adoption is permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

INDEX
Note 3 — Divestitures
As part of our ongoing initiatives to simplify our portfolio to drive sustained performance improvement, we have completed one disposition as of July 31, 2024 in addition to the dispositions completed during fiscal year 2024. We have also committed to a plan to divest an additional business which closed on August 31, 2024.
On June 1, 2023, Wiley’s Board of Directors approved a plan to divest certain businesses that we determined are non-core businesses. Those businesses are University Services, Wiley Edge, and CrossKnowledge. In accordance with FASB Accounting Standards Codification (ASC) Topic 205, "Presentation of Financial Statements," we determined that the planned divestitures of University Services, Wiley Edge and CrossKnowledge each do not represent a strategic shift that will have a major effect on our consolidated results of operations, and therefore their results of operations were not reported as discontinued operations. We concluded that the businesses met all the requisite held-for-sale criteria as of June 1, 2023. Therefore, the related assets and liabilities were reclassified as held-for-sale on the Unaudited Condensed Consolidated Statements of Financial Position until the date of sale.
On January 1, 2024, we sold University Services. On May 31, 2024, we sold Wiley Edge, with the exception of its India operations. The sale of Wiley Edge’s India operations closed on August 31, 2024. On August 2, 2024, we entered into an agreement to sell CrossKnowledge, which closed on August 31, 2024. As of July 31, 2024, CrossKnowledge continues to be reported as held-for-sale.
Completed Divestitures
Fiscal Year 2025
Wiley Edge
On May 31, 2024, we completed the sale of Wiley Edge, which was included in our Held for Sale or Sold segment, pursuant to a stock and asset purchase agreement (Edge Agreement) with Inspirit Vulcan Bidco Limited, a private limited company incorporated in England & Wales (Inspirit). We closed on the transaction with the exception of Wiley Edge's India operations, which closed on August 31, 2024. The selling price for Wiley Edge at the date of sale excluding India, which was updated during the three months ended July 31, 2024, had a fair value of $33.9 million paid in the form of: (i) cash of $8.2 million, of which $2.5 million is deferred, (ii) an unsecured promissory note with an initial aggregate principal amount of $10.9 million (Inspirit Seller Note), subject to customary purchase price adjustments, including for working capital, and (iii) $14.9 million of additional contingent consideration in the form of an earnout recorded at fair value based on the gross profit targets during each of the three fiscal years in the period beginning May 1, 2024 and ending April 30, 2027 (Wiley Edge Earnout).
As of July 31, 2024, the Inspirit Seller Note is reflected in Other non-current assets in our Unaudited Condensed Consolidated Statements of Financial Position. As of July 31, 2024, $2.4 million of the Wiley Edge Earnout is reflected in Prepaid expenses and other current assets and $12.5 million of the Wiley Edge Earnout is reflected in Other non-current assets in our Unaudited Condensed Consolidated Statements of Financial Position.
The Inspirit Seller Note matures on May 31, 2028 and is prepayable at par plus accrued interest at any time and also if certain conditions are met. The Inspirit Seller Note bears interest at the rate of 8% per annum commencing on May 31, 2024, increasing by 1% per annum each year on the anniversary of issuance. Interest income from the note receivable represents non operating income and is included in Other income (expense), net on the Unaudited Condensed Consolidated Statements of Net Loss.
The maximum Wiley Edge Earnout amount is $34.0 million. We elected to record the fair value of the Wiley Edge Earnout as of the date of the sale, and will update that fair value as applicable until settled. The fair value of the Wiley Edge Earnout was based on a Monte Carlo simulation. This fair value was categorized as Level 3 within the FASB ASC Topic 820, “Fair Value Measurements” (ASC Topic 820) fair value hierarchy. This method considers the terms and conditions in the Edge Agreement, our best estimates of forecasted gross profit for the Wiley Edge Earnout periods and simulates a range of gross profits over the applicable periods based on an estimate of gross profit volatility. The fair value of the Wiley Edge Earnout was estimated as the present value of the potential range of payouts averaged across the range of simulated gross profits using an estimated risk-adjusted discount rate for the simulated gross profits. The Wiley Edge Earnout amount is subject to change based on final results and calculations.

INDEX
The pretax loss on sale was $19.6 million after accounting for the assets sold, liabilities transferred upon sale, and transaction costs. In connection with the held-for-sale classification, during fiscal year 2024, we recognized cumulative impairment charges of $19.4 million on the remeasurement of the disposal group at the lower of carrying value or fair value less costs to sell. Upon the completion of the sale, we recognized an additional loss of $0.2 million in the three months ended July 31, 2024 due to subsequent changes in the fair value less costs to sell, as well as changes in the carrying amount of the disposal group. This additional loss is included in Gains (losses) on sale of businesses and impairment charges related to assets held-for-sale in our Unaudited Condensed Consolidated Statements of Net Loss for the three months ended July 31, 2024.
We entered into a transition services agreement to facilitate the transition of the divested business.
Fiscal Year 2024
University Services
On January 1, 2024, we completed the sale of University Services, which was included in our Held for Sale or Sold segment, pursuant to a Membership Interest and Asset Purchase Agreement with Academic Partnerships LLC, a Delaware limited liability company (Academic Partnerships), and Education Services Upper Holdings Corp., a Delaware corporation. The pretax loss on sale was $105.6 million after accounting for the assets sold, liabilities transferred upon sale, and transaction costs, which was reduced during the three months ended July 31, 2024 due to third-party customer consents and working capital adjustments of $1.5 million that occurred in the first quarter of fiscal year 2025. This amount is included in Gains (losses) on sale of businesses and impairment charges related to assets held-for-sale in our Unaudited Condensed Consolidated Statements of Net Loss for the three months ended July 31, 2024.
Tuition Manager
On May 31, 2023, we completed the sale of our tuition manager business (Tuition Manager), which was included in our Held for Sale or Sold segment. The pretax loss on sale was $1.4 million after accounting for the assets sold, liabilities transferred upon sale, and transaction costs, which was reduced during the three months ended July 31, 2024 due to additional cash received after the date of sale of $0.1 million. This amount is included in Gains (losses) on sale of businesses and impairment charges related to assets held-for-sale in our Unaudited Condensed Consolidated Statements of Net Loss for the three months ended July 31, 2024.
Assets and Liabilities Held-for-Sale
As of July 31, 2024, CrossKnowledge and Wiley Edge's India operations continue to be reported as held-for-sale. We measured the CrossKnowledge disposal group at the lower of carrying value or fair value less costs to sell. The determination of the fair value less costs to sell for CrossKnowledge is based on the indicative sales value and includes value associated with contingent consideration to be received in the form of an earnout. This fair value was categorized as Level 3 within the ASC Topic 820 fair value hierarchy.
In the three months ended July 31, 2024, we reduced the held-for-sale pretax impairment by $4.4 million related to CrossKnowledge. The total impairment charge for CrossKnowledge is $51.0 million, which includes $55.4 million recognized in fiscal year 2024. The reduction of the impairment charge in the three months ended July 31, 2024 was due to subsequent changes in the fair value less costs to sell resulting from the continued progression of the selling process and indications of changes in the consideration for the business, as well as changes in the carrying amount of the disposal group. The reduction of the pretax noncash impairment is reflected in Gains (losses) on sale of businesses and impairment charges related to assets held-for-sale in our Unaudited Condensed Consolidated Statements of Net Loss. The total impairment is included as a valuation allowance or contra-asset account within Current assets held-for-sale and Non-current assets held-for-sale in our Unaudited Condensed Consolidated Statement of Financial Position as of July 31, 2024.
In the three months ended July 31, 2023, we recorded a held-for-sale pretax impairment of $73.9 million which includes $40.6 million for University Services and $33.3 million for CrossKnowledge. This pretax impairment is reflected in Gains (losses) on sale of businesses and impairment charges related to assets held-for-sale in our Unaudited Condensed Consolidated Statements of Net Loss for the three months ended July 31, 2023.

INDEX
The major categories of assets and liabilities that have been classified as held-for-sale on the Unaudited Condensed Consolidated Statement of Financial Position as of July 31, 2024 were as follows:

	Cross Knowledge	Wiley Edge	Total
Assets held-for-sale:
Current assets
Cash and cash equivalents (1)	$6,816	$—	$6,816
Accounts receivable, net	5,132	1,226	6,358
Prepaid expenses and other current assets (1)	4,201	—	4,201
Valuation allowance	(12,093)	—	(12,093)
Total current assets held-for-sale	$4,056	$1,226	$5,282

Technology, property and equipment, net	3,815	24	3,839
Intangible assets, net	17,989	—	17,989
Operating lease right-of-use assets	1,098	—	1,098
Other non-current assets	16,085	—	16,085
Valuation allowance	(38,987)	—	(38,987)
Total non-current assets held-for-sale	$—	$24	$24

Liabilities held-for-sale:
Current liabilities
Accounts payable	$595	$—	$595
Accrued royalties	397	—	397
Contract liabilities	13,164	—	13,164
Accrued employment costs	6,425	—	6,425
Short-term portion of operating lease liabilities	203	—	203
Other accrued liabilities	3,319	—	3,319
Total current liabilities held-for-sale	$24,103	$—	$24,103

Accrued pension liability	1,095	—	1,095
Deferred income tax liabilities	4,480	—	4,480
Operating lease liabilities	251	—	251
Other long-term liabilities	32	107	139
Total long-term liabilities held-for-sale	$5,858	$107	$5,965

(1)
The following table shows a reconciliation of our cash, cash equivalents, and restricted cash included in current assets held-for-sale in our Unaudited Condensed Consolidated Statement of Financial Position to our Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended July 31, 2024:

Cash and cash equivalents	$82,545
Restricted cash included in Prepaid expenses and other current assets	50
Total cash, cash equivalents, and restricted cash per Unaudited Condensed Consolidated Statement of Financial Position as of July 31, 2024	82,595
Total cash, cash equivalents, and restricted cash held-for-sale as of July 31, 2024	6,816
Total cash, cash equivalents, and restricted cash per Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended July 31, 2024	$89,411

INDEX
The major categories of assets and liabilities that have been classified as held-for-sale on the Unaudited Condensed Consolidated Statement of Financial Position as of April 30, 2024 were as follows:

	Cross Knowledge	Wiley Edge	Total
Assets held-for-sale:
Current assets
Cash and cash equivalents	$6,305	$9,887	$16,192
Accounts receivable, net	12,914	13,897	26,811
Prepaid expenses and other current assets	3,780	5,548	9,328
Valuation allowance	(17,909)	—	(17,909)
Total current assets held-for-sale	$5,090	$29,332	$34,422

Technology, property and equipment, net	3,786	2,888	6,674
Intangible assets, net	17,777	34,612	52,389
Operating lease right-of-use assets	1,091	1,008	2,099
Other non-current assets	14,877	53	14,930
Valuation allowance	(37,531)	(19,401)	(56,932)
Total non-current assets held-for-sale	$—	$19,160	$19,160

Liabilities held-for-sale:
Current liabilities
Accounts payable	$494	$—	$494
Accrued royalties	268	—	268
Contract liabilities	16,796	—	16,796
Accrued employment costs	7,805	3,990	11,795
Short-term portion of operating lease liabilities	319	468	787
Other accrued liabilities	2,762	4,730	7,492
Total current liabilities held-for-sale	$28,444	$9,188	$37,632

Accrued pension liability	1,037	—	1,037
Deferred income tax liabilities	4,420	4,448	8,868
Operating lease liabilities	251	159	410
Other long-term liabilities	694	228	922
Total long-term liabilities held-for-sale	$6,402	$4,835	$11,237
On August 2, 2024, we entered into a stock and asset purchase agreement with MS International Software, LLC, a Delaware limited liability company (MS International), pursuant to which we agreed to sell our online learning and training solutions business, CrossKnowledge, to MS International. We closed the transaction on August 31, 2024. We entered into a transition services agreement to facilitate the transition of the divested business.
The results of CrossKnowledge will continue to be reported in our Held for Sale or Sold segment until the date of sale.

INDEX
Note 4 — Revenue Recognition, Contracts with Customers
Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by segment and product type.

	Three Months Ended July 31,
	2024	2023
Research:
Research Publishing	$230,951	$223,000
Research Solutions	34,358	34,804
Total Research	265,309	257,804

Learning:
Academic	59,964	48,292
Professional	64,350	61,028
Total Learning	124,314	109,320

Held for Sale or Sold	14,186	83,889

Total Revenue	$403,809	$451,013
The following information describes our disaggregation of revenue by segment and product type. Overall, the majority of our revenue is recognized over time.
Research
Total Research revenue was $265.3 million in the three months ended July 31, 2024. Research products are sold and distributed globally through multiple channels. The majority of revenue generated from Research products is recognized over time.
We disaggregated revenue by Research Publishing and Research Solutions to reflect the different type of products and services provided.
Research Publishing Products
Research Publishing products provide scientific, technical, medical, and scholarly journals, as well as related content and services to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Research Publishing revenue was $231.0 million in the three months ended July 31, 2024, and the majority is recognized over time.
In the three months ended July 31, 2024, Research Publishing products generated approximately 88% of their revenue from contracts with its customers from Journal Subscriptions (pay to read), Open Access (pay to publish) and Transformational Agreements (read and publish), and the remainder from Licensing and other revenue streams.
Research Solutions Products and Services

Research Solutions revenue was $34.4 million in the three months ended July 31, 2024, and the majority is recognized over time.

INDEX
Research Solutions products and services generated approximately 50% of their revenue in the three months ended July 31, 2024 from contracts with customers that include corporate solutions such as job board software and career center services, marketing and education services, licensing, and databases. The remainder of the revenue from contracts with customers includes platforms that enable scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content, solutions to manage the submission and peer review process, and publishing and editorial services.
Learning

Total Learning revenue was $124.3 million in the three months ended July 31, 2024. We disaggregated revenue by Academic and Professional to reflect the different types of products and services provided.
Academic

Academic products revenue was $60.0 million in the three months ended July 31, 2024. Products and services including scientific, professional, and education print and digital books, and digital courseware to libraries, corporations, students, professionals, and researchers. Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks and other online applications.

In the three months ended July 31, 2024, Academic products generated approximately 60% of their revenue from contracts with their customers for print and digital publishing, which is recognized at a point in time. Digital Courseware products in the three months ended July 31, 2024 generate approximately 15% of their revenue from contracts with their customers which is recognized over time. The remainder of their revenues were from Licensing and other revenue streams, which have a mix of revenue recognized at a point in time and over time.
Professional
Professional products revenue was $64.4 million in the three months ended July 31, 2024. Professional provides learning, development, publishing, and assessment services for businesses and professionals. Our trade publishing produces professional books, which includes business and finance, technology, professional development for educators, test preparation books and other professional categories, as well as the For Dummies® brand. Products are sold to brick-and-mortar and online retailers, wholesalers who supply such bookstores, college bookstores, individual practitioners, corporations, and government agencies.

In the three months ended July 31, 2024, Professional products generated approximately 53% of their revenue from contracts with their customers for trade print and digital publishing, which is recognized at a point in time. Our assessments offering in the three months ended July 31, 2024 generates approximately 28% of their revenue from contracts with their customers which has a mix of revenue recognized at a point in time and over time. The remainder of Professional revenues were from Licensing and other revenue streams, which has a mix of revenue recognized at a point in time and over time.
Held for Sale or Sold
Held for Sale or Sold revenue was $14.2 million in the three months ended July 31, 2024. Our Held for Sale or Sold offerings include Wiley Edge and CrossKnowledge.
Wiley Edge was sold on May 31, 2024 with exception of its India operations. Wiley Edge previously sourced, trained, and prepared aspiring students and professionals to meet the skill needs of today’s technology careers, and then places them with some of the world's largest financial institutions, technology companies, and government agencies. Wiley Edge revenue was recognized at the point in time the services were provided to its customers.
CrossKnowledge services includes corporate learning online learning and training solutions for global corporations, universities, and small and medium-sized enterprises sold on a subscription or fee basis. CrossKnowledge revenue is recognized over time.

Held for Sale or Sold also includes the revenue associated with those businesses which have been sold which includes University Services which was sold on January 1, 2024 and Tuition Manager which was sold on May 31, 2023.

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
The following table provides information about accounts receivable, net and contract liabilities from contracts with customers.

	July 31, 2024	April 30, 2024	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$192,153	$224,198	$(32,045)
Contract liabilities (1)	367,307	483,778	(116,471)
Contract liabilities (included in Other long-term liabilities)	$17,736	$14,819	$2,918

(1)	The sales return reserve recorded in Contract liabilities is $24.0 million and $25.4 million, as of July 31, 2024 and April 30, 2024, respectively.
For the three months ended July 31, 2024, we estimate that we recognized as revenue approximately 41% of the current contract liability balance at April 30, 2024. For the three months ended July 31, 2023, we estimated that we recognized as revenue approximately 40% of the current contract liability balance at April 30, 2023.
The decrease in contract liabilities excluding the sales return reserve, was primarily driven by revenue earned on journal subscription agreements, transformational agreements, and open access, partially offset by renewals of journal subscription agreements, transformational agreements, and open access.
Remaining Performance Obligations included in Contract Liability
As of July 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $385.0 million, which includes the sales return reserve of $24.0 million. Excluding the sales return reserve, we expect that approximately $343.3 million will be recognized in the next twelve months with the remaining $17.7 million to be recognized thereafter.
Assets Recognized for the Costs to Fulfill a Contract
Costs to fulfill a contract are directly related to a contract that will be used to satisfy a performance obligation in the future and are expected to be recovered. These costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. These types of costs are incurred in Research Solutions services which includes customer specific implementation costs per the terms of the contract.
Our assets associated with incremental costs to fulfill a contract, were $2.9 million and $3.1 million at July 31, 2024 and April 30, 2024, respectively, and are included within Other non-current assets on our Unaudited Condensed Consolidated Statements of Financial Position. We recorded amortization expense of $0.3 million and $1.7 million in the three months ended July 31, 2024 and 2023, respectively, related to these assets within Cost of sales on our Unaudited Condensed Consolidated Statements of Net Loss. In the three months ended July 31, 2023 amortization expense for costs to fulfill includes the amortization related to the University Services business which was sold on January 1, 2024.
Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Learning segment, occur before the transfer of control of the related goods. Therefore, in accordance with the revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are primarily reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net Loss. We incurred $5.8 million and $6.7 million in shipping and handling costs in the three months ended July 31, 2024 and 2023, respectively.

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
For operating leases, the ROU assets and liabilities are presented on our Unaudited Condensed Consolidated Statements of Financial Position as follows:

	July 31, 2024	April 30, 2024
Operating lease ROU assets	$72,424	$69,074
Short-term portion of operating lease liabilities	17,647	18,294
Operating lease liabilities, non-current	$91,587	$94,386
As a result of our restructuring programs, which included the exit of certain leased office space, we recorded restructuring and related charges, which included impairment charges, the acceleration of expense, and ongoing facility charges associated with certain operating lease ROU assets. See Note 9, “Restructuring and Related Charges” for more information on this program and the charges incurred.

INDEX
Our total net lease costs are as follows:

	Three Months Ended July 31,
	2024	2023
Operating lease cost	$3,455	$4,083
Variable lease cost	243	285
Short-term lease cost	133	278
Sublease income	(289)	(203)
Total net lease cost (1)	$3,542	$4,443

(1)
Total net lease cost does not include those costs and sublease income for operating leases we had identified as part of our restructuring programs that would be subleased. The costs and sublease income for those leases are included in Restructuring and related charges on our Unaudited Condensed Consolidated Statements of Net Loss. See Note 9, “Restructuring and Related Charges” for more information on these programs.

Other supplemental information includes the following:

	Three Months Ended July 31,
	2024	2023
Weighted-average remaining contractual lease term (years)	7	8
Weighted-average discount rate	6.13%	5.97%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,327	$6,736
Operating lease liabilities arising from obtaining ROU assets	$(412)	$224
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in our Unaudited Condensed Consolidated Statement of Financial Position as of July 31, 2024:

Fiscal Year	Operating Lease Liabilities
2025 (remaining 9 months)	$17,414
2026	22,379
2027	17,942
2028	14,504
2029	14,352
Thereafter	50,241
Total future undiscounted minimum lease payments	136,832

Less: Imputed interest	27,598

Present value of minimum lease payments	109,234

Less: Current portion	17,647

Noncurrent portion	$91,587

INDEX
Note 6 — Stock-Based Compensation
We have stock-based compensation plans under which employees may be granted performance-based stock awards, other restricted stock awards and options. We recognize the grant date fair value of stock-based compensation in net income generally on a straight-line basis, net of estimated forfeitures over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established up to three years in advance, or less. For the three months ended July 31, 2024 and 2023, we recognized stock-based compensation expense, on a pretax basis, of $6.0 million and $6.3 million, respectively.

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
The following table summarizes awards we granted to employees (shares in thousands):

	Three Months Ended July 31,
	2024	2023
Restricted Stock:
Awards granted (shares)	701	789
Weighted average fair value of grant	$42.98	$31.54
Stock Option Activity
There were no stock option awards granted during the three months ended July 31, 2024. We granted 10,000 stock option awards during the three months ended July 31, 2023 to other leaders at fair market value on date of grant. Options are exercisable over a maximum period of ten years from the date of grant. These options generally vest 10%, 20%, 30%, and 40% on April 30, or on each anniversary date after the award is granted.
The following table provides the estimated weighted average fair value for options granted during the three months ended July 31, 2023 using the Black-Scholes option-pricing model, and the significant weighted average assumptions used in their determination.

Three Months Ended July 31,
2023
Weighted average fair value of options on grant date	$7.94

Weighted average assumptions:
Expected life of options (years)	6.3
Risk-free interest rate	3.9%
Expected volatility	33.5%
Expected dividend yield	4.3%
Fair value of common stock on grant date	$32.68
Exercise price of stock option grant	$32.68

INDEX
President and CEO New Hire Equity Awards
On July 8, 2024, the Company named Mr. Matthew Kissner President and CEO and entered into an employment agreement (Employment Agreement) with him. Mr. Kissner had served as the Company’s interim President and CEO since October 10, 2023. Under the Employment Agreement, Mr. Kissner will be eligible to participate in the Company's Executive Long-Term Incentive Plan (ELTIP), with a target long-term incentive equal to $3.0 million.
Sixty percent of the ELTIP value will be delivered in the form of target performance share units and forty percent in restricted share units. The grant date fair value for the restricted share units was $46.65 per share and included 27,192 restricted share units which vest 25% each year starting on April 30, 2025 to April 30, 2028. The grant date fair value for the performance share units was $46.65 per share and included 40,789 performance share units which vest 100% on June 30, 2027. Awards are subject to forfeiture in the case of voluntary termination prior to vesting, and continued vesting in the case of earlier termination of employment without cause or due to constructive discharge. All other terms and conditions are the same as for other executives, as outlined in the ELTIP grant agreements.
Note 7 — Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of tax, for the three months ended July 31, 2024 and 2023 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at April 30, 2024	$(333,827)	$(200,922)	$6,310	$(528,439)
Other comprehensive income (loss) before reclassifications	14,963	(3,549)	(6,788)	4,626
Amounts reclassified from accumulated other comprehensive loss	—	1,509	(1,288)	221
Total other comprehensive income (loss)	14,963	(2,040)	(8,076)	4,847
Balance at July 31, 2024	$(318,864)	$(202,962)	$(1,766)	$(523,592)

Balance at April 30, 2023	$(326,346)	$(206,806)	$4,250	$(528,902)
Other comprehensive income (loss) before reclassifications	11,174	(3,324)	4,697	12,547
Amounts reclassified from accumulated other comprehensive loss	—	1,487	(2,177)	(690)
Total other comprehensive income (loss)	11,174	(1,837)	2,520	11,857
Balance at July 31, 2023	$(315,172)	$(208,643)	$6,770	$(517,045)
During both the three months ended July 31, 2024 and 2023, pretax actuarial losses included in Unamortized Retirement Costs of approximately $2.0 million were amortized from Accumulated other comprehensive loss and recognized as pension and post-retirement benefit expense primarily in Operating and administrative expenses and Other income (expense), net on our Unaudited Condensed Consolidated Statements of Net Loss.
Our policy for releasing the income tax effects from accumulated other comprehensive (loss) income is to release when the corresponding pretax accumulated other comprehensive (loss) income items are reclassified to earnings.

INDEX
Note 8 — Reconciliation of Weighted Average Shares Outstanding
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share further includes any common shares available to be issued upon the exercise of unvested, outstanding restricted stock units and other stock awards if such inclusions would be dilutive. The shares associated with performance-based stock awards are considered contingently issuable shares and are included in the diluted weighted average number of common shares outstanding based on when they have met the performance conditions, and when their effect is dilutive. We determine the potentially dilutive common shares for all awards using the treasury stock method.
A reconciliation of the shares used in the computation of loss per share follows (shares in thousands):

	Three Months Ended July 31,
	2024	2023
Weighted average shares outstanding	54,377	55,270
Shares used for basic loss per share	54,377	55,270
Dilutive effect of unvested restricted stock units and other stock awards	—	—
Shares used for diluted loss per share	54,377	55,270
Antidilutive options to purchase Class A common shares, restricted shares, and contingently issuable restricted stock which are excluded from the table above	1,305	999
In calculating diluted net loss per common share for the three months ended July 31, 2024 and 2023, our diluted weighted average number of common shares outstanding excludes the effect of unvested restricted stock units and other stock awards as the effect was antidilutive. This occurs when a net loss is reported and the effect of using dilutive shares is antidilutive.

INDEX
Note 9 — Restructuring and Related Charges

Global Restructuring Program

Beginning in fiscal year 2023, the Company initiated a global program (Global Restructuring Program) which was expanded in fiscal year 2024 to include those actions that will focus Wiley on its leading global position in the development and application of new knowledge and drive greater profitability, growth, and cash flow. We will focus on our strongest and most profitable businesses and large market opportunities in Research and Learning, as well as streamline our organization and rightsize our cost structure to reflect these portfolio actions. This program includes severance related charges for the elimination of certain positions, the exit of certain leased office space, and the reduction of our occupancy at other facilities. Under this program, we reduced our real estate square footage occupancy by approximately 35%.

The following tables summarize the pretax restructuring and related charges (credits) related to the Global Restructuring Program:

	Three Months Ended July 31,		Total Charges Incurred to Date
	2024	2023
Charges (Credits) by Segment:
Research	$2,323	$1,947	$12,146
Learning	227	218	19,479
Held for Sale or Sold	(242)	2,623	12,870
Corporate Expenses	5,241	6,992	73,490
Total Restructuring and Related Charges	$7,549	$11,780	$117,985

Charges (Credits) by Activity:
Severance and termination benefits	$5,782	$5,944	$60,165
Impairment of operating lease ROU assets and property and equipment	—	1,575	22,739
Acceleration of expense related to operating lease ROU assets and property and equipment	—	364	6,288
Facility related charges, net	1,402	829	9,806
Consulting (credits) costs	(556)	1,823	10,696
Other activities	921	1,245	8,291
Total Restructuring and Related Charges	$7,549	$11,780	$117,985

The severance related charges are for certain employees affected by the reduction in force under this program who are entitled to severance payments and certain termination benefits.

The impairment charges include the impairment of operating lease ROU assets related to certain leases that will be subleased, and the related property and equipment described further below. In the three months ended July 31, 2023, these charges were recorded in the Research segment.

Due to the actions taken above, we tested the operating lease ROU assets and the related property and equipment for those being subleased for recoverability by comparing the carrying value of the asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset groups were below the carrying values. Therefore, there was an indication of impairment. We then determined the fair value of the asset groups by utilizing the present value of the estimated future cash flows attributable to the assets. The fair value of the operating lease ROU assets and the property and equipment immediately subsequent to the impairment was $0.9 million in the three months ended July 31, 2023 and was categorized as Level 3 within the fair value hierarchy.

INDEX
In the three months ended July 31, 2023, the acceleration of expense includes the acceleration of rent expense associated with operating lease ROU assets related to certain leases that will be abandoned or terminated, and the related depreciation and amortization of property and equipment.

In addition, we incurred ongoing facility-related costs associated with certain properties, consulting costs, and other costs for other activities, which includes relocation and other employee related costs.

The following table summarizes the activity for the Global Restructuring Program liability for the three months ended July 31, 2024:

	April 30, 2024	Charges (Credits)	Payments	Foreign Translation & Other Adjustments	July 31, 2024
Severance and termination benefits	$5,396	$5,782	$(5,143)	$20	$6,055
Consulting costs	1,794	(556)	(1,076)	—	162
Other activities	1,879	921	(1,854)	8	954
Total	$9,069	$6,147	$(8,073)	$28	$7,171

Approximately $5.0 million of the restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs and approximately $1.1 million is reflected in Other long-term liabilities on our Unaudited Condensed Consolidated Statement of Financial Position. The liabilities for Consulting costs and Other activities are reflected in Other accrued liabilities on our Unaudited Condensed Consolidated Statement of Financial Position.

Business Optimization Program

For the three months ended July 31, 2024 and 2023, we recorded pretax restructuring net credits of $(3.6) million and charges of $0.3 million, respectively, related to this program. The credits in the three months ended July 31, 2024 are primarily due to the termination of a portion of a lease that was previously impaired in our Corporate Expenses category. As of fiscal year 2023, we substantially completed this program and we have no restructuring liability outstanding. We currently anticipate immaterial ongoing facility charges and do not anticipate any further material charges related to the Business Optimization Program.

INDEX
Note 10 — Segment Information
We report our segment information in accordance with the provisions of ASC Topic 280, “Segment Reporting.” These segments reflect the way our chief operating decision maker (CODM) evaluates our business performance, manages the operations, makes operating decisions, and allocates resources. The performance metric used by our chief operating decision maker to evaluate performance of our reportable segments is Adjusted Operating Income. Our segment reporting structure consists of three operating and reportable segments, which are listed below, as well as a Corporate expense category, which includes certain costs that are not allocated to the reportable segments:
•Research
•Learning
•Held for Sale or Sold

Segment information is as follows:

	Three Months Ended July 31,
	2024	2023
Revenue:
Research	$265,309	$257,804
Learning	124,314	109,320
Held for Sale or Sold	14,186	83,889
Total revenue	$403,809	$451,013

Adjusted Operating Income (Loss):
Research	$55,216	$53,527
Learning	22,500	7,626
Held for Sale or Sold	(2,519)	3,084
Total adjusted operating income by segment	$75,197	$64,237

Depreciation and Amortization:
Research	$22,559	$23,212
Learning	11,294	13,552
Held for Sale or Sold (1)	—	3,437
Total depreciation and amortization	33,853	40,201
Corporate depreciation and amortization	3,400	3,527
Total depreciation and amortization	$37,253	$43,728

(1)	We ceased to record depreciation and amortization of long-lived assets for these businesses as of the date the assets were classified as held-for-sale.

INDEX
The following table shows a reconciliation of our Adjusted Operating Income by Segment to Income (Loss) Before Taxes:

	Three Months Ended July 31,
	2024	2023
Adjusted Operating Income by Segment	$75,197	$64,237
Adjustments:
Corporate expenses(1)	(42,354)	(41,774)
Impairment of goodwill(2)	—	(26,695)
Restructuring and related charges(2)	(3,870)	(12,123)
Interest expense	(12,787)	(11,334)
Foreign exchange transaction gains (losses)	234	(1,620)
Gains (losses) on sale of businesses and impairment charges related to assets held-for-sale	5,801	(75,929)
Other income (expense), net	782	(1,485)
Income (Loss) Before Taxes	$23,003	$(106,723)

(1)	Corporate expenses includes certain costs that are not allocated to the reportable segments.
(2)	See Note 9, “Restructuring and Related Charges” and Note 12, “Goodwill and Intangible Assets” for these charges by segment.
See Note 4, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the three months ended July 31, 2024 and 2023.
Note 11 — Inventories
Inventories, net consisted of the following:

	July 31, 2024	April 30, 2024
Finished goods	$24,056	$24,295
Work-in-process	1,441	1,445
Paper and other materials	307	181
Total inventories before estimated sales returns and LIFO reserve	$25,804	$25,921
Inventory value of estimated sales returns	7,578	7,833
LIFO reserve	(7,536)	(7,535)
Inventories, net	$25,846	$26,219

INDEX
Note 12 — Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity in goodwill by segment as of July 31, 2024:

	April 30, 2024 (1)	Foreign Translation Adjustment	July 31, 2024
Research	$607,289	$10,539	$617,828
Learning	484,079	(2,090)	481,989
Total excluding Held for Sale or Sold segment	1,091,368	8,449	1,099,817
Held for Sale or Sold	—	—	—
Total including Held for Sale or Sold segment	$1,091,368	$8,449	$1,099,817

(1)
The Held for Sale or Sold goodwill balance as of April 30, 2024 includes accumulated pretax noncash goodwill impairment of $318.2 million which reduced the goodwill of all reporting units within the Held for Sale or Sold segment to zero.

Fiscal Year 2024

We recorded a goodwill impairment in the three months ended July 31, 2023 of $26.7 million. These charges are reflected in Impairment of goodwill on our Unaudited Condensed Consolidated Statements of Net Loss.

In the three months ended July 31, 2023, we reorganized our segments. Due to this realignment, we reallocated goodwill in the first quarter of fiscal year 2024 to our reporting units on a relative fair value basis.

As a result of this realignment, we were required to test goodwill for impairment immediately before and after the realignment. Since there were no changes to the Research reportable segment, no impairment test of the Research segment goodwill was required.

Prior to the realignment, the carrying value of the University Services reporting unit was above its fair value which resulted in a pretax noncash goodwill impairment of $11.4 million. Such impairment reduced the goodwill of the University Services reporting unit to zero. After the realignment, the carrying value of the CrossKnowledge reporting unit was above its fair value which resulted in a pretax noncash goodwill impairment of $15.3 million. Such impairment reduced the goodwill of the CrossKnowledge reporting unit to zero.

INDEX
Intangible Assets
Intangible assets, net were as follows:

	July 31, 2024	April 30, 2024 ⁽¹⁾
Intangible assets with definite lives, net:
Content and publishing rights	$427,360	$431,259
Customer relationships	37,737	39,709
Developed technology	18,111	19,522
Brands and trademarks	5,570	5,734
Covenants not to compete	27	34
Total intangible assets with definite lives, net	488,805	496,258
Intangible assets with indefinite lives:
Brands and trademarks	37,000	37,000
Publishing rights	83,419	82,436
Total intangible assets with indefinite lives	120,419	119,436
Total intangible assets, net	$609,224	$615,694

(1)
The developed technology balance as of April 30, 2024 is presented net of accumulated impairments and write-offs of $2.8 million. The indefinite-lived brands and trademarks balance as of April 30, 2024 is net of accumulated impairments of $93.1 million.

Note 13 — Income Taxes

The Company's effective income tax rate for the three months ended July 31, 2024, was 106.2% compared with 13.5% for the three months ended July 31, 2023.

The change in the effective income tax rate for the three months ended July 31, 2024 compared to the three months ended July 31, 2023 was primarily driven by US ordinary losses for which it is more likely than not that no tax benefit can be recognized as a result of the valuation allowance recorded against the net deferred tax assets.
Note 14 — Retirement Plans
The components of net pension expense for our defined benefit plans were as follows:

	Three Months Ended July 31,
	2024	2023
Service cost	$166	$134
Interest cost	7,128	6,947
Expected return on plan assets	(6,968)	(7,491)
Amortization of prior service cost	(19)	(23)
Amortization of net actuarial loss	2,059	2,026
Net pension expense	$2,366	$1,593
The service cost component of net pension expense is reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net Loss. The other components of net pension expense are reported separately from the service cost component and below Operating income (loss). Such amounts are reflected in Other income (expense), net on our Unaudited Condensed Consolidated Statements of Net Loss.
Employer defined benefit pension plan contributions were $3.6 million and $4.1 million for the three months ended July 31, 2024 and 2023, respectively.
Defined Contribution Savings Plans
The expense for employer defined contribution savings plans was $7.3 million and $7.7 million for the three months ended July 31, 2024 and 2023, respectively.

INDEX
Note 15 — Debt and Available Credit Facilities
Our total debt outstanding consisted of the amounts set forth in the following table:

	July 31, 2024	April 30, 2024
Short-term portion of long-term debt (1)	$8,750	$7,500

Term loan A - Amended and Restated CA (2)	181,960	184,418
Revolving credit facility - Amended and Restated CA	727,890	582,678
Total long-term debt, less current portion	909,850	767,096

Total debt	$918,600	$774,596

(1)	Relates to our term loan A under the Amended and Restated CA.
(2)	Amounts are shown net of unamortized issuance costs of $0.5 million as of July 31, 2024 and $0.6 million as of April 30, 2024.
Amended and Restated CA

On November 30, 2022, we entered into the second amendment to the Third Amended and Restated Credit Agreement (collectively, the Amended and Restated CA). The Amended and Restated CA provided for senior unsecured credit facilities comprised of (i) a five-year revolving credit facility in an aggregate principal amount up to $1.115 billion, which matures November 2027, (ii) a five-year term loan A facility consisting of $200 million, which matures November 2027, and (iii) $185 million aggregate principal amount revolving credit facility which matured in May 2024.

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

The Amended and Restated CA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of July 31, 2024.

The amortization expense of the costs incurred related to the Amended and Restated CA related to the lender and non-lender fees is recognized over a five-year term for credit commitments that mature in November 2027 and an 18-month term for credit commitments that matured in May 2024. Total amortization expense was $0.3 million for each of the three months ended July 31, 2024 and 2023 and is included in Interest expense on our Unaudited Condensed Consolidated Statements of Net Loss.

Lines of Credit

We have other lines of credit aggregating $1.0 million at various interest rates. There were no outstanding borrowings under these credit lines at July 31, 2024 and April 30, 2024.

Our total available lines of credit as of July 31, 2024 were approximately $1,307.3 million which includes the Amended and Restated CA, of which approximately $388.1 million was unused.

The weighted average interest rates on total debt outstanding during the three months ended July 31, 2024 and 2023 were 6.19% and 5.32%, respectively. As of July 31, 2024 and April 30, 2024, the weighted average interest rates for total debt were 6.08% and 6.07%, respectively.

Based on estimates of interest rates currently available to us for loans with similar terms and maturities, the fair value of our debt approximates its carrying value.

INDEX
Note 16 — Derivative Instruments and Hedging Activities
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
Interest Rate Contracts
As of July 31, 2024, we had total debt outstanding of $918.6 million, net of unamortized issuance costs of $0.5 million. The $919.1 million of debt outstanding are variable rate loans under the Amended and Restated CA. The carrying value of the debt approximates fair value.
As of July 31, 2024 and April 30, 2024, the interest rate swap agreements we maintained were designated as fully effective cash flow hedges as defined under ASC Topic 815, “Derivatives and Hedging.” As a result, the impact on our Unaudited Condensed Consolidated Statements of Net Loss from changes in the fair value of the interest rate swaps was fully offset by changes in the interest expense on the underlying variable rate debt instruments. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.
The following table summarizes our interest rate swaps designated as cash flow hedges:

			Notional Amount
Hedged Item	Date entered into	Nature of Swap	July 31, 2024	April 30, 2024	Fixed Interest Rate	Variable Interest Rate
Amended and Restated CA	May 15, 2024	Pay fixed/receive variable	$50,000	$—	4.288%	1-month SOFR reset every month for a 3-year period ending July 15, 2027
Amended and Restated CA (1)	April 09, 2024	Pay fixed/receive variable	50,000	50,000	4.243%	1-month SOFR reset every month for a 3-year period ending July 15, 2027
Amended and Restated CA	January 31, 2024	Pay fixed/receive variable	50,000	50,000	3.700%	1-month SOFR reset every month for a 3-year period ending April 15, 2027
Amended and Restated CA	January 24, 2024	Pay fixed/receive variable	50,000	50,000	3.774%	1-month SOFR reset every month for a 3-year period ending April 15, 2027
Amended and Restated CA	January 05, 2024	Pay fixed/receive variable	50,000	50,000	3.689%	1-month SOFR reset every month for a 3-year period ending April 15, 2027
Amended and Restated CA	December 19, 2023	Pay fixed/receive variable	50,000	50,000	3.850%	1-month SOFR reset every month for a 3-year period ending January 15, 2027
Amended and Restated CA	March 15, 2023	Pay fixed/receive variable	50,000	50,000	3.565%	1-month SOFR reset every month for a 3-year period ending April 15, 2026
Amended and Restated CA	March 14, 2023	Pay fixed/receive variable	50,000	50,000	4.053%	1-month SOFR reset every month for a 3-year period ending March 15, 2026
Amended and Restated CA	March 13, 2023	Pay fixed/receive variable	50,000	50,000	3.720%	1-month SOFR reset every month for a 3-year period ending March 15, 2026
Amended and Restated CA	December 13, 2022	Pay fixed/receive variable	50,000	50,000	3.772%	1-month SOFR reset every month for a 3-year period ending December 15, 2025
Amended and Restated CA	June 16, 2022	Pay fixed/receive variable	—	100,000	3.467%	1-month SOFR reset every month for a 2-year period ending May 15, 2024
			$500,000	$550,000

INDEX

(1)	As of April 30, 2024, this interest rate swap agreement was considered a forward starting contract as the effective date was July 15, 2024.
We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of our interest rate swaps designated as cash flow hedges are reflected on our Unaudited Condensed Consolidated Statements of Financial Position as follows:

Assets (Liabilities)	Balance Sheet Location	July 31, 2024	April 30, 2024
Current asset portion	Prepaid expenses and other current assets	$—	$154
Non-current asset portion	Other non-current assets	2,768	9,686
Non-current liability portion	Other long-term liabilities	(1,016)	—
Total cash flow hedges		$1,752	$9,840
The effect of our interest rate swaps on our Unaudited Condensed Consolidated Statements of Other Comprehensive Income (Loss) and Unaudited Condensed Consolidated Statements of Net Loss are as follows:

	Three Months Ended July 31,
	2024	2023
Amount of pretax (losses) gains recognized in Other comprehensive income (loss)	$(6,360)	$6,291
Amount of pretax gains reclassified from Accumulated other comprehensive loss into Interest expense	$1,715	$2,885
Foreign Currency Contracts
We may enter into foreign currency forward contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The foreign currency forward exchange contracts are marked to market through Foreign exchange transaction gains (losses) on our Unaudited Condensed Consolidated Statements of Net Loss and carried at fair value on our Unaudited Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign exchange transaction gains (losses) on our Unaudited Condensed Consolidated Statements of Net Loss.
As of July 31, 2024, and April 30, 2024, we did not maintain any open foreign currency forward contracts. In addition, we did not maintain any open foreign currency forward contracts during the three months ended July 31, 2024 and 2023.

INDEX
Note 17 — Capital Stock and Changes in Capital Accounts
Share Repurchases
The following table summarizes the share repurchases of Class A and Class B Common Stock (shares in thousands):

	Three Months Ended July 31,
	2024	2023
Shares repurchased - Class A	295	301
Shares repurchased - Class B	—	—
Average Price - Class A and Class B	$42.34	$33.25
Dividends
We declared and paid a quarterly cash dividend on our Class A and Class B Common Stock during the three months ended July 31, 2024 and 2023, for a total of $19.2 million and $19.4 million, respectively.

Changes in Common Stock
The following is a summary of changes during the three months ended July 31, in shares of our common stock and common stock in treasury (shares in thousands):

Changes in Class A Common Stock:	2024	2023
Number of shares, beginning of year	70,259	70,231
Common stock class conversions	18	—
Number of shares issued, end of period	70,277	70,231

Changes in Class A Common Stock in treasury:
Number of shares held, beginning of year	24,828	23,983
Restricted shares issued under stock-based compensation plans	(240)	(361)
Impact of tax withholding on stock-based compensation and other	92	126
Purchases of treasury shares	295	301
Number of shares held, end of period	24,975	24,049
Number of Class A Common Stock outstanding, end of period	45,302	46,182

Changes in Class B Common Stock:	2024	2023
Number of shares, beginning of year	12,923	12,951
Common stock class conversions	(18)	—
Number of shares issued, end of period	12,905	12,951

Changes in Class B Common Stock in treasury:
Number of shares held, beginning of year	3,928	3,925
Number of shares held, end of period	3,928	3,925
Number of Class B Common Stock outstanding, end of period	8,977	9,026

INDEX
Note 18 — Commitments and Contingencies
Legal Proceedings
We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of July 31, 2024, will not have a material effect upon our consolidated financial condition or results of operations.

INDEX
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with our Condensed Consolidated Financial Statements and related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2024 Form 10-K and our Consolidated Financial Statements and related notes set forth in Item 8 of Part II of our 2024 Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in thousands, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Unaudited Condensed Consolidated Financial Statements,” unless the context indicates otherwise.
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
On June 1, 2023, Wiley’s Board of Directors approved a plan to divest certain businesses that we determined are non-core businesses. Those businesses are University Services, Wiley Edge, and CrossKnowledge. On January 1, 2024 we completed the sale of University Services, and on May 31, 2024 we completed the sale of Wiley Edge with the exception of its India operations. The sale of Wiley Edge’s India operations closed on August 31, 2024. On August 2, 2024 we entered into an agreement to sell our CrossKnowledge business, which closed on August 31, 2024.
We report financial information for the following segments, as well as a Corporate category, which includes certain costs that are not allocated to the reportable segments:
•Research includes the reporting lines of Research Publishing and Research Solutions;
•Learning includes the Academic and Professional reporting lines and consists of publishing and related knowledge solutions;
•Held for Sale or Sold includes businesses held-for-sale including CrossKnowledge, as well as those sold in fiscal year 2025 which includes Wiley Edge, and in fiscal year 2024 University Services and Tuition Manager.
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

INDEX
RESULTS OF OPERATIONS – THREE MONTHS ENDED JULY 31, 2024
FIRST QUARTER SUMMARY
•US GAAP Results: Consolidated Revenue of $403.8 million (-10%, compared with the prior year), Operating Income of $29.0 million (+$45.3 million, compared with the prior year operating loss), and Diluted Loss per Share of $(0.03) (+$1.64 per share, compared with the prior year diluted loss per share).
•Adjusted Results at Constant Currency (excluding Held for Sale or Sold segment results): Adjusted Revenue of $389.6 million (+6%, compared with the prior year), Adjusted EBITDA of $72.6 million (+22%, compared with the prior year), and Adjusted EPS of $0.47 (+74%, compared with the prior year).

CONSOLIDATED RESULTS OF OPERATIONS
Revenue:
Revenue for the three months ended July 31, 2024, decreased $47.2 million, or 10%, as compared with the prior year. On a constant currency basis, revenue decreased 10% as compared with the prior year.
Excluding the revenues from the Held for Sale or Sold segment, Adjusted Revenue increased 6% on a constant currency basis.
We executed a $21 million content rights project for training GenAI large language models of which $17 million was recognized in the three months ended July 31, 2024 primarily all in the Learning segment. On a constant currency basis excluding the GenAI project, Adjusted Revenue increased 2% as compared with the prior year.
Adjusted Revenue
Below is a reconciliation of our consolidated US GAAP Revenue to Non-GAAP Adjusted Revenue:

	Three Months Ended July 31,
	2024	2023
US GAAP Revenue, net	$403,809	$451,013
Less: Held for Sale or Sold segment (1)	(14,186)	(83,889)
Non-GAAP Adjusted Revenue, net	$389,623	$367,124

(1)	Our Adjusted Revenue, net excludes the impact of our Held for Sale or Sold segment revenue.
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:

Cost of sales for the three months ended July 31, 2024 of $109.2 million decreased $47.9 million, or 30%, as compared with the prior year. On a constant currency basis, cost of sales decreased 30% as compared with the prior year. This was primarily due to the prior year including employee and marketing costs related to the University Services business which was sold on January 1, 2024 and, to a lesser extent, lower employee costs related to the Wiley Edge business which was sold on May 31, 2024. Excluding the cost of sales from the Held for Sale or Sold segment, cost of sales increased 1% as compared with the prior year on a constant currency basis primarily due to higher royalty costs in both Research and Learning, partially offset by lower inventory and related costs.

INDEX
Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended July 31, 2024 of $248.8 million decreased $7.0 million, or 3% as compared with the prior year. On a constant currency basis, operating and administrative expenses decreased 3% as compared with the prior year primarily reflecting lower employee related costs.

Excluding operating and administrative expenses from the Held for Sale or Sold segment, operating and administrative expenses increased 3% on a constant currency basis as compared with the prior year primarily due to higher technology related costs, bad debt expense, advertising and marketing costs and, to a lesser extent, higher travel and entertainment costs.

Impairment of Goodwill:
We recorded an impairment of goodwill for the three months ended July 31, 2023 of $26.7 million. This charge is reflected in the Impairment of goodwill in the Unaudited Condensed Consolidated Statements of Net Loss.

In accordance with applicable accounting standards, we were required to test goodwill for impairment immediately before and after our segment realignment in the three months ended July 31, 2023. Prior to the realignment, we concluded that the fair value of the University Services reporting unit within the former Academic segment was below its carrying value, which resulted in a pretax noncash goodwill impairment of $11.4 million.

After the realignment, we concluded that the fair value of the CrossKnowledge reporting unit within the Held for Sale or Sold segment was below its carrying value, which resulted in a pretax noncash goodwill impairment of $15.3 million.

See Note 12, "Goodwill and Intangible Assets" for details on these charges.

Restructuring and Related Charges:

We recorded restructuring and related charges in the three months ended July 31, 2024 and 2023 of $3.9 million and $12.1 million, respectively. These charges are reflected in Restructuring and related charges on our Unaudited Condensed Consolidated Statements of Net Loss.

Global Restructuring Program

Beginning in fiscal year 2023, the Company initiated a global program (Global Restructuring Program) which was expanded in fiscal year 2024 to include those actions that will focus Wiley on its leading global position in the development and application of new knowledge and drive greater profitability, growth, and cash flow. We will focus on our strongest and most profitable businesses and large market opportunities in Research and Learning, as well as streamline our organization and rightsize our cost structure to reflect these portfolio actions. Under this program, we reduced our real estate square footage occupancy by approximately 35%.

Excluding actions related to the Held for Sale or Sold segment, we anticipate to yield annualized cost savings of approximately $75 million, with approximately $70 million of that to be realized this fiscal year from actions taken starting in fiscal year 2024.

For the three months ended July 31, 2024 and 2023, we recorded pretax restructuring charges of $7.5 million and $11.8 million, respectively, related to this program.

We anticipate ongoing severance related charges and facility-related costs associated with certain properties to result in additional restructuring charges in future periods.

See Note 9, “Restructuring and Related Charges” for more details on the Global Restructuring Program charges.

INDEX
Business Optimization Program

For the three months ended July 31, 2024 and 2023, we recorded pretax restructuring net credits of $(3.6) million and charges of $0.3 million, respectively, related to this program.

See Note 9, “Restructuring and Related Charges” for more details on the Business Optimization Program net credits and charges.

For the impact of our restructuring programs on diluted loss per share, see the section below, “Diluted Loss per Share.”

Amortization of Intangible Assets:

Amortization of intangible assets was $12.9 million for the three months ended July 31, 2024, a decrease of $2.7 million, or 17%, as compared with the prior year. On a constant currency basis, amortization of intangible assets decreased 17% as compared with the prior year primarily due to the cessation of amortization for held-for-sale assets and, to a lesser extent, the completion of amortization of certain acquired intangible assets. See Note 3, “Divestitures” for more details on these held-for-sale assets.

Operating Income (Loss), Adjusted Operating Income (OI) and Adjusted EBITDA:
Our operating income was $29.0 million for the three months ended July 31, 2024, compared with the prior year operating loss of $16.4 million. The increase was primarily due to lower costs of sales, and a goodwill impairment in the three months ended July 31, 2023, partially offset by a decrease in revenue.
Adjusted OI on a constant currency basis increased 83% as compared with the prior year. The increase in Adjusted OI was primarily due to an increase in Adjusted Revenue, partially offset by higher operating and administrative expenses.
Adjusted EBITDA on a constant currency basis increased 22% as compared with the prior year primarily due to an increase in Adjusted Revenue, partially offset by higher operating and administrative expenses.
Adjusted OI
Below is a reconciliation of our consolidated US GAAP Operating Income (Loss) to Non-GAAP Adjusted OI:

	Three Months Ended July 31,
	2024	2023
US GAAP Operating Income (Loss)	28,973	(16,355)
Adjustments:
Restructuring and related charges	3,870	12,123
Impairment of goodwill	—	26,695
Held for Sale or Sold segment Adjusted Operating Loss (Income) (1)	2,519	(3,084)
Non-GAAP Adjusted OI	$35,362	$19,379

(1)	Our Adjusted OI excludes the impact of our Held for Sale or Sold segment Adjusted Operating Loss or (Income).

INDEX
Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net Loss to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended July 31,
	2024	2023
Net Loss	$(1,436)	$(92,264)
Interest expense	12,787	11,334
Provision (benefit) for income taxes	24,439	(14,459)
Depreciation and amortization	37,253	43,728
Non-GAAP EBITDA	73,043	(51,661)
Impairment of goodwill	—	26,695
Restructuring and related charges	3,870	12,123
Foreign exchange (gains) losses, including the write off of certain cumulative translation adjustments	(234)	1,620
(Gains) losses on sale of businesses and impairment charges related to assets held-for-sale	(5,801)	75,929
Other (income) expense, net	(782)	1,485
Held for Sale or Sold segment Adjusted EBITDA (1)	2,519	(6,521)
Non-GAAP Adjusted EBITDA	$72,615	$59,670

(1)	Our Non-GAAP Adjusted EBITDA excludes the Held for Sale or Sold segment Non-GAAP Adjusted EBITDA.
Interest Expense:
Interest expense for the three months ended July 31, 2024, was $12.8 million compared with the prior year of $11.3 million. This increase was primarily due to a higher weighted average effective interest rate.
Foreign Exchange Transaction Gains (Losses):

Foreign exchange transaction gains of $0.2 million for the three months ended July 31, 2024 were primarily due to gains on our foreign currency denominated intercompany accounts receivable and payable balances, offset by losses on our third-party receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar. In fiscal year 2023 due to the closure of our operations in Russia, the Russia entity was deemed substantially liquidated. In the three months ended July 31, 2024, we wrote off an additional $0.5 million cumulative translation adjustment in earnings.
Foreign exchange transaction losses of $1.6 million for the three months ended July 31, 2023 were primarily due to losses on our third-party accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar. In the three months ended July 31, 2023, we wrote off an additional $0.9 million cumulative translation adjustment in earnings related to the closure of our operations in Russia.

INDEX
Gains (Losses) on Sale of Businesses and Impairment Charges Related to Assets Held-for-Sale:

For the three months ended July 31, 2024 and 2023, we recorded pretax gains (losses) on sale of businesses and impairment charges related to assets held-for-sale as follows:

	Three Months Ended July 31,
	2024	2023
Wiley Edge	$(168)	$—
University Services	1,489	(40,659)
Tuition Manager	120	(2,068)
CrossKnowledge	4,360	(33,202)
Gains (losses) on sale of businesses and impairment charges related to assets held-for-sale	$5,801	$(75,929)

These charges are reflected in Gains (losses) on sale of businesses and impairment charges related to assets held-for-sale on our Unaudited Condensed Consolidated Statements of Net Loss.

On May 31, 2024, we completed the sale of Wiley Edge which was included in our Held for Sale or Sold segment, with the exception of its India operations. The pretax loss on sale was $19.6 million. In connection with the held-for-sale classification, we recognized cumulative impairment charges of $19.4 million in the year ended April 30, 2024. Upon the completion of the sale, we recognized an additional loss of $0.2 million in the three months ended July 31, 2024 due to subsequent changes in the fair value less costs to sell, as well as changes in the carrying amount of the disposal group.

On January 1, 2024 we completed the sale of University Services, which was included in our Held for Sale or Sold segment. The pretax loss on sale was $105.6 million which was reduced during the three months ended July 31, 2024 due to third-party customer consents and working capital adjustments of $1.5 million that occurred in the first quarter of fiscal year 2025. In the three months ended July 31, 2024, there was a reduction in the pretax loss on the sale of our Tuition Manager business previously in our Held for Sale or Sold segment due to a selling price adjustment for cash received after the closing.
As of July 31, 2024, Wiley Edge's India operations and CrossKnowledge continue to be reported as held-for-sale. We measured the CrossKnowledge disposal group at the lower of carrying value or fair value less costs to sell. In the three months ended July 31, 2024, we reduced the held-for-sale pretax impairment by $4.4 million related to CrossKnowledge. The total impairment charge for CrossKnowledge is $51.0 million, which includes $55.4 million recognized in fiscal year 2024. The reduction of the impairment was due to subsequent changes in the fair value less costs to sell resulting from the continued progression of the selling process and indications of changes in the expected consideration for the business, as well as changes in the carrying amount of the disposal group.
In the three months ended July 31, 2023, we recorded a held-for-sale pretax impairment of $73.9 million which includes $40.6 million for University Services and $33.3 million for CrossKnowledge.

See Note 3, “Divestitures” for more details on the divestitures and the held-for-sale businesses.

INDEX

Provision (Benefit) for Income Taxes:
Below is a reconciliation of our US GAAP Income (Loss) Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Three Months Ended July 31,
	2024	2023
US GAAP Income (Loss) Before Taxes	$23,003	$(106,723)
Pretax Impact of Adjustments:
Impairment of goodwill	—	26,695
Restructuring and related charges	3,870	12,123
Foreign exchange gains on intercompany transactions, including the write off of certain cumulative translation adjustments	(2,591)	(6)
Amortization of acquired intangible assets	12,969	16,668
(Gains) losses on sale of businesses and impairment charges related to assets held-for-sale	(5,801)	75,929
Held for Sale or Sold segment Adjusted Loss (Income) Before Taxes (1)	2,519	(5,034)
Non-GAAP Adjusted Income Before Taxes	$33,969	$19,652

(1)	Our Adjusted Income Before Taxes excludes the Adjusted Loss (Income) Before Taxes of our Held for Sale or Sold segment.

Below is a reconciliation of our US GAAP Income Tax Provision (Benefit) to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Three Months Ended July 31,
	2024	2023
US GAAP Income Tax Provision (Benefit)	$24,439	$(14,459)
Income Tax Impact of Adjustments(1):
Impairment of goodwill	—	2,697
Restructuring and related charges	749	2,936
Foreign exchange gains on intercompany transactions, including the write off of certain cumulative translation adjustments	(390)	(34)
Amortization of acquired intangible assets	1,809	3,873
(Gains) losses on sale of businesses and impairment charges related to assets held-for-sale	(925)	10,660
Held for Sale or Sold segment Adjusted Tax Benefit (Provision)(2)	372	(996)
Income Tax Adjustments
Impact of valuation allowance on the US GAAP effective tax rate(3)	(18,030)	—
Non-GAAP Adjusted Income Tax Provision	$8,024	$4,677

US GAAP Effective Tax Rate	106.2%	13.5%
Non-GAAP Adjusted Effective Tax Rate	23.6%	23.8%

INDEX

(1)	For the three months ended July 31, 2024 and 2023, substantially all of the tax impact was from deferred taxes.
(2)	Our Adjusted Income Tax Provision excludes the Adjusted Tax Benefit (Provision) of our Held for Sale or Sold segment.
(3)	In the three months ended July 31, 2024, there was an $18.0 million impact on the US GAAP effective tax rate due to the valuation allowance on deferred tax assets in the US.
The US GAAP effective tax rate for the three months ended July 31, 2024, was 106.2% compared to 13.5% for the three months ended July 31, 2023. The US GAAP effective tax rate for the three months ended July 31, 2024 was greater than the US GAAP effective tax rate for the three months ended July 31, 2023 primarily driven by US ordinary losses for which no tax benefit can be recognized as a result of the valuation allowance recorded against the net deferred tax assets.

The Non-GAAP Adjusted Effective Tax Rate was 23.6% for the three months ended July 31, 2024 compared to 23.8% for the three months ended July 31, 2023. The slight decrease in the Non-GAAP Adjusted Effective Tax Rate for the three months ended July 31, 2024 compared with the three months ended July 31, 2023 was primarily due to the mix of income.
Diluted Loss per Share:
Diluted loss per share for the three months ended July 31, 2024 was $(0.03) per share compared with a loss per share of $(1.67) per share for the three months ended July 31, 2023. This decrease in the loss was primarily due to impairment charges related to assets held-for-sale in the prior year and, to a lesser extent, an operating loss in the prior year compared to operating income in the three months ended July 31, 2024. This was partially offset by an income tax benefit in the prior year compared to income tax expense in the three months ended July 31, 2024.
Below is a reconciliation of our US GAAP Loss per Share to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below are presented in the section above, “Provision (Benefit) for Income Taxes.”

	Three Months Ended July 31,
	2024	2023
US GAAP Loss Per Share	$(0.03)	$(1.67)
Adjustments:
Impairment of goodwill	—	0.43
Restructuring and related charges	0.06	0.16
Foreign exchange gains on intercompany transactions, including the write off of certain cumulative translation adjustments	(0.05)	—
Amortization of acquired intangible assets	0.20	0.23
(Gains) losses on sale of businesses and impairment charges related to assets held-for-sale	(0.09)	1.17
Held for Sale or Sold segment Adjusted Net Loss (Income)(1)	0.04	(0.07)
Income tax adjustments	0.33	—
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (2)	0.01	0.02
Non-GAAP Adjusted EPS	$0.47	$0.27

(1)	Our Adjusted EPS excludes the Adjusted Net Loss (Income) of our Held for Sale or Sold segment.
(2)
Represents the impact of using diluted weighted-average number of common shares outstanding (55.0 million and 55.8 million for the three months ended July 31, 2024 and 2023, respectively) included in the Non-GAAP Adjusted EPS calculation in order to apply the dilutive impact on adjusted net income due to the effect of unvested restricted stock units and other stock awards. This impact occurs when a US GAAP net loss is reported and the effect of using dilutive shares is antidilutive.

On a constant currency basis, Adjusted EPS increased 74% primarily due to an increase in Adjusted Operating Income.

INDEX

SEGMENT OPERATING RESULTS

	Three Months Ended July 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
RESEARCH	2024	2023
Revenue:
Research Publishing	$230,951	$223,000	4%	4%
Research Solutions	34,358	34,804	(1)%	(1)%
Total Research Revenue	265,309	257,804	3%	3%

Cost of Sales	70,722	70,267	(1)%	(1)%
Operating Expenses	128,329	122,635	(5)%	(5)%
Amortization of Intangible Assets	11,042	11,375	3%	3%
Adjusted Operating Income	55,216	53,527	3%	3%
Depreciation and amortization	22,559	23,212	3%	3%
Adjusted EBITDA	$77,775	$76,739	1%	1%
Adjusted EBITDA Margin	29.3%	29.8%
Revenue:

Research revenue for the three months ended July 31, 2024 increased $7.5 million, or 3%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 3% as compared with the prior year primarily due to growth in Research Publishing in our institutional licensing and, to a lesser extent, open access models. Open access article output growth was approximately 14% as compared with the prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 1% as compared with the prior year. This increase was primarily due to higher revenue, partially offset by the timing of employee benefit costs related to higher incentive compensation and, to a lesser extent, higher technology and royalty costs.

INDEX

	Three Months Ended July 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
LEARNING	2024	2023
Revenue:
Academic	$59,964	$48,292	24%	24%
Professional	64,350	61,028	5%	5%
Total Learning Revenue	124,314	109,320	14%	14%

Cost of Sales	32,028	31,325	(2)%	(2)%
Operating Expenses	67,741	68,099	1%	0%
Amortization of Intangible Assets	2,045	2,270	10%	10%
Adjusted Operating Income	22,500	7,626	#	#
Depreciation and amortization	11,294	13,552	17%	17%
Adjusted EBITDA	$33,794	$21,178	60%	60%
Adjusted EBITDA Margin	27.2%	19.4%
# Not meaningful
Revenue:

Learning revenue increased $15.0 million, or 14%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 14% as compared with the prior year. This increase was primarily due to approximately $16 million related to an executed $21 million content rights project for training GenAI large language models in both Academic and Professional and, to a lesser extent, continued growth in Academic courseware, partially offset by a decrease in print book sales. On a constant currency basis excluding the GenAI project, Learning revenue decreased 1% as compared with the prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 60% as compared with the prior year. This increase was primarily due to revenue performance and, to a lesser extent, a decrease in employee costs after recent restructuring actions and technology costs, partially offset by higher royalty costs, bad debt and marketing expenses.

INDEX

	Three Months Ended July 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
HELD FOR SALE OR SOLD	2024	2023
Total Held for Sale or Sold Revenue	$14,186	$83,889	(83)%	(83)%

Cost of Sales	6,470	55,509	88%	88%
Operating Expenses	10,235	23,293	56%	56%
Amortization of Intangible Assets	—	2,003	#	#
Adjusted Operating (Loss) Income	(2,519)	3,084	#	#
Depreciation and amortization	—	3,437	#	#
Adjusted EBITDA	$(2,519)	$6,521	#	#
Adjusted EBITDA Margin	(17.8)%	7.8%
# Not meaningful
Revenue:

Revenue for Held for Sale or Sold decreased $69.7 million, or 83%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 83% as compared with the prior year. This was due to a decrease in University Services revenue due to the sale of the business on January 1, 2024, and placement revenues due to the sale of the Wiley Edge business on May 31, 2024.
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased $9.0 million as compared with the prior year. This decrease was primarily due to lower revenue, partially offset by lower employment and marketing costs due to the sale of the University Services and Wiley Edge businesses.

	Three Months Ended July 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
CORPORATE EXPENSES	2024	2023
Operating Expenses	$42,514	$41,774	(2)%	(2)%
Amortization of Intangible Assets	(160)	—	#	#
Adjusted Corporate Expenses	(42,354)	(41,774)	(1)%	(1)%
Depreciation and amortization	3,400	3,527	4%	3%
Adjusted EBITDA	$(38,954)	$(38,247)	(2)%	(2)%
On a constant currency basis, adjusted corporate expenses of $39.0 million on an Adjusted EBITDA basis increased 2% as compared with the prior year. This was primarily due to an increase in technology related costs.

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

As of July 31, 2024, we had cash and cash equivalents of $89.4 million, including cash and cash equivalents classified as held-for-sale of $6.8 million, of which approximately all was located outside the US. Maintenance of these cash and cash equivalent balances outside the US does not have a material impact on the liquidity or capital resources of our operations. We intend to repatriate earnings from our non-US subsidiaries, and to the extent we repatriate these funds to the US, we will be required to pay income taxes in various US state and local jurisdictions and applicable non-US withholding or similar taxes in the periods in which such repatriation occurs. Accordingly, as of July 31, 2024, we have recorded a deferred tax liability of approximately $3.0 million related to the estimated taxes that would be incurred upon repatriating certain non-US earnings to the US.

On November 30, 2022, we entered into the second amendment to the Third Amended and Restated Credit Agreement (collectively, the Amended and Restated CA). See Note 15, “Debt and Available Credit Facilities” for more details on the amendment. The Amended and Restated CA provided for senior unsecured credit facilities comprised of the following (i) a five-year revolving credit facility in an aggregate principal amount up to $1.115 billion, which matures November 2027, (ii) a five-year term loan A facility consisting of $200 million, which matures November 2027, and (iii) $185 million aggregate principal amount revolving credit facility which matured in May 2024.

As of July 31, 2024, we had approximately $918.6 million of debt outstanding, net of unamortized issuance costs of $0.5 million, and approximately $388.1 million of unused borrowing capacity under our Amended and Restated CA and other facilities. Our Amended and Restated CA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of July 31, 2024.
Analysis of Historical Cash Flows
The following table shows the changes in our Unaudited Condensed Consolidated Statements of Cash Flows.

	Three Months Ended July 31,
	2024	2023
Net cash used in operating activities	$(88,712)	$(82,335)
Net cash used in investing activities	(23,807)	(25,742)
Net cash provided by financing activities	101,589	105,814
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	$798	$2,257
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

INDEX
Free Cash Flow less Product Development Spending:

	Three Months Ended July 31,
	2024	2023
Net cash used in operating activities	$(88,712)	$(82,335)
Less: Additions to technology, property and equipment	(14,502)	(20,086)
Less: Product development spending	(3,351)	(3,747)
Free cash flow less product development spending	$(106,565)	$(106,168)
Net Cash Used in Operating Activities
The following is a summary of the $6.4 million change in Net cash used in operating activities for the three months ended July 31, 2024 compared with the three months ended July 31, 2023 (amounts in millions).

Net cash used in operating activities – Three months ended July 31, 2023	$(82.3)
Net loss adjusted for items to reconcile net loss to net cash used in operating activities, which would include such noncash items as depreciation and amortization, impairment of goodwill, (gains) losses on sale of businesses and impairment charges related to assets held-for-sale, restructuring charges, and the change in deferred taxes	(12.8)
Working capital changes:
Accounts receivable, net and contract liabilities	(24.7)
Accounts payable and accrued royalties	44.3
Changes in other assets and liabilities	(13.2)
Net cash used in operating activities – Three months ended July 31, 2024	$(88.7)

The unfavorable change in accounts receivable, net and contract liabilities was primarily due to higher Adjusted Revenues, and the timing of invoicing and collections with customers.

The favorable change in accounts payable and accrued royalties was primarily due to the timing of payments.

The unfavorable changes in other assets and liabilities noted in the table above was primarily due to higher payments for annual incentive compensation in fiscal year 2025 related to the prior fiscal year, partially offset by a favorable impact related to income taxes.

Our negative working capital (current assets less current liabilities) was $296.0 million and $419.2 million as of July 31, 2024 and April 30, 2024, respectively. This $123.2 million change in negative working capital was primarily due to the seasonality of our business. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions for which cash has been collected in advance. The contract liabilities will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of July 31, 2024 and as of April 30, 2024 includes $367.3 million and $483.8 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Cash collected in advance for subscriptions is used by us for a number of purposes, including funding operations, capital expenditures, acquisitions, debt repayments, dividend payments, and share repurchases.
Net Cash Used In Investing Activities

Net cash used in investing activities for the three months ended July 31, 2024 was $23.8 million compared to $25.7 million in the prior year. The decrease in net cash used in investing activities was primarily due to a decrease in cash used of $5.6 million for additions to technology, property and equipment, and cash proceeds from a life insurance settlement of $2.1 million in fiscal year 2025, partially offset by the net cash transferred in fiscal year 2025 related to the sale of businesses. See Note 3, "Divestitures" for further details.

INDEX
Net Cash Provided By Financing Activities

Net cash provided by financing activities was $101.6 million for the three months ended July 31, 2024 compared to $105.8 million for the three months ended July 31, 2023. This decrease in cash provided by financing activities was primarily due to an increase in cash used to repurchase shares of $2.5 million in fiscal year 2025, and lower net borrowings in fiscal year 2025 of $1.7 million.

In the three months ended July 31, 2024, we increased our quarterly dividend to shareholders to $1.41 per share annualized versus $1.40 per share annualized in the prior year.
The following table summarizes the shares repurchased of Class A and Class B Common Stock (shares in thousands):

	Three Months Ended July 31,
	2024	2023
Shares repurchased – Class A	295	301
Shares repurchased – Class B	—	—
Average price – Class A and Class B	$42.34	$33.25

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

On an annual basis, a hypothetical one percent change in interest rates for the $419.1 million of unhedged variable rate debt as of July 31, 2024 would affect net income and cash flow by approximately $3.2 million.
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
During the three months ended July 31, 2024 and 2023, we recorded foreign currency translation gains in Accumulated other comprehensive loss, net of tax of approximately $15.0 million and $11.2 million, respectively, primarily as a result of the fluctuations of the US dollar relative to the British pound sterling.
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

INDEX
The reserves are reflected in the following accounts of our Unaudited Condensed Consolidated Statements of Financial Position:

	July 31, 2024	April 30, 2024
Increase in Inventories, net	$7,578	$7,833
Decrease in Accrued royalties	$(2,965)	$(3,112)
Increase in Contract liabilities	$24,023	$25,393
Print book sales return reserve net liability balance	$(13,480)	$(14,448)
A one percent change in the estimated sales return rate could affect net income by approximately $0.6 million. A change in the pattern or trends in returns could affect the estimated allowance.
Customer Credit Risk

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to us between the months of December and April. Although currently we have minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 16% of total annual consolidated revenue, and no one affiliated group of subscription agents accounts for more than 10% of total annual consolidated revenue.

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. No single book customer accounts for more than 7% of total consolidated revenue and 22% of accounts receivable at July 31, 2024. The top 10 book customers account for approximately 10% of total consolidated revenue and approximately 35% of accounts receivable at July 31, 2024.
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

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no significant developments related to legal proceedings during the three months ended July 31, 2024. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 Note 16, “Commitment and Contingencies”.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, that if they were to occur, could materially adversely affect our businesses, consolidated financial condition, and results of operations. For a discussion of our risk factors, refer to Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended July 31, 2024, we made the following purchases of Class A and Class B Common Stock under our publicly announced stock repurchase programs:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program	Maximum Dollar Value of Shares that May be Purchased Under Additional Plans or Programs (Dollars in millions)
May 2024	—	$—	—	—	$117.4
June 2024	139,171	40.28	139,171	—	111.8
July 2024	156,093	44.17	156,093	—	104.9
Total	295,264	$42.34	295,264	—	$104.9

ITEM 5. OTHER INFORMATION
Directors and Executive Officers Trading Arrangements
During the period covered by this Quarterly Report on Form 10-Q, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

INDEX
ITEM 6. EXHIBITS

Material Contracts
10.1	Employment Letter effective July 8, 2024, between Matthew Kissner and the Company (incorporated by reference to the Company’s Current Report on Form 8-K dated as of July 10, 2024). ●

10.2*	Restricted Share Unit Grant Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program, Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan. ●

10.3*	Performance Share Unit Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program, Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan. ●

10.4*	Form of the Fiscal Year 2025 Executive Annual Incentive Plan. ●

10.5*	Form of the Fiscal Year 2025 Executive Long Term Incentive Plan. ●

10.6*	Restricted Share Unit Grant Agreement for Matthew Kissner under the Executive Long-Term Incentive Plan, Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan. ●

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Inline XBRL
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: September 6, 2024