Form 10-Q
period 2024-10-31
JOHN WILEY & SONS, INC.
filed 2024-12-06
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the Registrant’s classes of common stock as of November 30, 2024 were:
Class A, par value $1.00 – 45,059,564
Class B, par value $1.00 – 8,969,871

JOHN WILEY & SONS, INC. AND SUBSIDIARIES

INDEX
Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition, and results of operations. The Securities and Exchange Commission (SEC) encourages companies to disclose forward-looking information so that investors can better understand a company’s prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will,” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, anticipated restructuring charges and savings, operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those described in any forward-looking statements. Any such forward-looking statements are based upon many assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond our control, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment by Wiley in new technologies and products; (ii) subscriber renewal rates for our journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the seasonal nature of our educational business and the impact of the used book market; (vii) worldwide economic and political conditions; (viii) our ability to protect our copyrights and other intellectual property worldwide; (ix) our ability to successfully integrate acquired operations and realize expected opportunities; (x) the ability to realize operating savings over time and in fiscal year 2025 in connection with our multiyear Global Restructuring Program and completed dispositions; (xi) cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business; (xii) as a result of acquisitions, we have and may record a significant amount of goodwill and other identifiable intangible assets and we may never realize the full carrying value of these assets; (xiii) our ability to leverage artificial intelligence technologies in our products and services, including generative artificial intelligence, large language models, machine learning, and other artificial intelligence tools; and (xiv) other factors detailed from time to time in our filings with the SEC. We undertake no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

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

INDEX
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – UNAUDITED
In thousands

	October 31, 2024	April 30, 2024
Assets:
Current assets
Cash and cash equivalents	$75,536	$83,249
Accounts receivable, net of allowance for credit losses of $17.9 million and $17.3 million, respectively	183,015	224,198
Inventories, net	27,103	26,219
Prepaid expenses and other current assets	84,659	85,954
Current assets held-for-sale	—	34,422
Total current assets	370,313	454,042

Technology, property and equipment, net	172,371	192,438
Intangible assets, net	598,262	615,694
Goodwill	1,102,372	1,091,368
Operating lease right-of-use assets	70,527	69,074
Other non-current assets	295,013	283,719
Non-current assets held-for-sale	—	19,160
Total assets	$2,608,858	$2,725,495

Liabilities and shareholders' equity:
Current liabilities
Accounts payable	$40,358	$55,659
Accrued royalties	119,043	97,173
Short-term portion of long-term debt	10,000	7,500
Contract liabilities	241,488	483,778
Accrued employment costs	60,935	96,980
Short-term portion of operating lease liabilities	18,080	18,294
Other accrued liabilities	71,567	76,266
Current liabilities held-for-sale	—	37,632
Total current liabilities	561,471	873,282

Long-term debt	951,010	767,096
Accrued pension liability	71,082	70,832
Deferred income tax liabilities	98,676	97,186
Operating lease liabilities	88,403	94,386
Other long-term liabilities	82,961	71,760
Long-term liabilities held-for-sale	—	11,237
Total liabilities	1,853,603	1,985,779
Commitments and contingencies (Note 18)
Shareholders’ equity
Preferred stock, $1 par value per share: Authorized shares – 2 million, Issued shares - 0	—	—
Class A common stock, $1 par value per share: Authorized shares - 180 million, Issued shares - 70,283 and 70,259 as of October 31, 2024 and April 30, 2024, respectively	70,283	70,259
Class B common stock, $1 par value per share: Authorized shares - 72 million, Issued shares - 12,899 and 12,923 as of October 31, 2024 and April 30, 2024, respectively	12,899	12,923
Additional paid-in-capital	478,694	474,406
Retained earnings	1,583,974	1,583,348
Accumulated other comprehensive loss, net of tax	(496,308)	(528,439)
Less treasury shares at cost (Class A – 25,224 and 24,828 as of October 31, 2024 and April 30, 2024, respectively; Class B – 3,929 and 3,928 as of October 31, 2024 and April 30, 2024, respectively)	(894,287)	(872,781)
Total shareholders’ equity	755,255	739,716
Total liabilities and shareholders' equity	$2,608,858	$2,725,495
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Revenue, net	$426,595	$492,808	$830,404	$943,821

Costs and expenses:
Cost of sales	107,000	155,614	216,220	312,715
Operating and administrative expenses	238,891	252,282	487,710	508,083
Impairment of goodwill	—	—	—	26,695
Restructuring and related charges	3,627	25,102	7,497	37,225
Amortization of intangible assets	12,944	13,565	25,871	29,213
Total costs and expenses	362,462	446,563	737,298	913,931

Operating income	64,133	46,245	93,106	29,890

Interest expense	(14,463)	(12,937)	(27,250)	(24,271)
Net foreign exchange transaction losses	(3,328)	(2,357)	(3,094)	(3,977)
Net gain (loss) on sale of businesses, assets, and impairment charges related to assets held-for-sale	369	(51,414)	6,170	(127,343)
Other income (expense), net	2,226	(1,567)	3,008	(3,052)

Income (loss) before taxes	48,937	(22,030)	71,940	(128,753)
Provision (benefit) for income taxes	8,479	(2,585)	32,918	(17,044)

Net income (loss)	$40,458	$(19,445)	$39,022	$(111,709)

Earnings (loss) per share
Basic	$0.75	$(0.35)	$0.72	$(2.02)
Diluted	$0.74	$(0.35)	$0.71	$(2.02)

Weighted average number of common shares outstanding
Basic	54,191	55,102	54,284	55,186
Diluted	54,850	55,102	54,928	55,186
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED
Dollars in thousands

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Net income (loss)	$40,458	$(19,445)	$39,022	$(111,709)

Other comprehensive income (loss):
Foreign currency translation adjustment	27,944	(33,865)	42,907	(22,691)
Unamortized retirement costs, net of tax (expense) benefit of $(463) $(2,796), $166, and $(2,412), respectively	394	9,994	(1,646)	8,157
Unrealized (loss) gains on interest rate swaps, net of tax benefit (expense) of $392, $331, $392 and $(532), respectively	(1,054)	(1,054)	(9,130)	1,466
Total other comprehensive income (loss)	27,284	(24,925)	32,131	(13,068)

Comprehensive income (loss)	$67,742	$(44,370)	$71,153	$(124,777)
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Dollars in thousands

	Six Months Ended October 31,
	2024	2023
Operating activities
Net income (loss)	$39,022	$(111,709)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment of goodwill	—	26,695
Net (gain) loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	(6,170)	127,343
Amortization of intangible assets	25,871	29,213
Amortization of product development assets	8,622	12,937
Depreciation and amortization of technology, property and equipment	39,478	41,752
Restructuring and related charges	7,497	37,225
Stock-based compensation expense	12,002	12,801
Employee retirement plan expense	16,901	17,590
Net foreign exchange transaction losses	3,094	3,977
Other noncash charges (credits)	5,570	(39,895)
Net change in operating assets and liabilities	(245,879)	(241,415)
Net cash used in operating activities	(93,992)	(83,486)
Investing activities
Product development spending	(7,127)	(8,168)
Additions to technology, property and equipment	(29,030)	(40,321)
Businesses acquired in purchase transactions, net of cash acquired	(915)	(1,500)
Net cash (transferred) proceeds related to the sale of businesses and assets	(8,117)	1,025
Acquisitions of publication rights and other	700	(2,953)
Net cash used in investing activities	(44,489)	(51,917)
Financing activities
Repayments of long-term debt	(621,801)	(381,640)
Borrowings of long-term debt	805,867	579,871
Purchases of treasury shares	(25,421)	(22,500)
Change in book overdrafts	(3,329)	(2,733)
Cash dividends	(38,264)	(38,691)
Impact of tax withholding on stock-based compensation and other	(3,969)	(4,605)
Net cash provided by financing activities	113,083	129,702
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	1,441	(1,943)
Cash reconciliation:
Cash and cash equivalents	99,441	106,714
Restricted cash included in Prepaid expenses and other current assets	102	548
Balance at beginning of period	99,543	107,262
Decrease for the period	(23,957)	(7,644)
Cash and cash equivalents	75,536	99,515
Restricted cash included in Prepaid expenses and other current assets	50	103
Balance at end of period	$75,586	$99,618
Cash paid during the period for:
Interest	$26,305	$22,933
Income taxes, net of refunds	$29,082	$26,423
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at July 31, 2024	$70,277	$12,905	$473,164	$1,562,666	$(523,592)	$(881,747)	$713,673
Restricted shares issued under stock-based compensation plans	—	—	(510)	—	—	597	87
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(216)	(216)
Stock-based compensation expense	—	—	6,040	—	—	—	6,040
Purchases of treasury shares	—	—	—	—	—	(12,921)	(12,921)
Class A common stock dividends ($0.3525 per share)	—	—	—	(15,988)	—	—	(15,988)
Class B common stock dividends ($0.3525 per share)	—	—	—	(3,162)	—	—	(3,162)
Common stock class conversions	6	(6)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	40,458	27,284	—	67,742
Balance at October 31, 2024	$70,283	$12,899	$478,694	$1,583,974	$(496,308)	$(894,287)	$755,255

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at July 31, 2023	$70,231	$12,951	$465,278	$1,749,169	$(517,045)	$(843,378)	$937,206
Restricted shares issued under stock-based compensation plans	—	—	(620)	(1)	—	690	69
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(275)	(275)
Stock-based compensation expense	—	—	6,511	—	—	—	6,511
Purchases of treasury shares	—	—	—	—	—	(12,500)	(12,500)
Class A common stock dividends ($0.3500 per share)	—	—	—	(16,207)	—	—	(16,207)
Class B common stock dividends ($0.3500 per share)	—	—	—	(3,158)	—	—	(3,158)
Common stock class conversions	3	(3)	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	(19,445)	(24,925)	—	(44,370)
Balance at October 31, 2023	$70,234	$12,948	$471,169	$1,710,358	$(541,970)	$(855,463)	$867,276
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2024	$70,259	$12,923	$474,406	$1,583,348	$(528,439)	$(872,781)	$739,716
Restricted shares issued under stock-based compensation plans	—	—	(7,718)	—	—	7,884	166
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(3,969)	(3,969)
Stock-based compensation expense	—	—	12,006	—	—	—	12,006
Purchases of treasury shares	—	—	—	—	—	(25,421)	(25,421)
Class A common stock dividends ($0.3525 per share)	—	—	—	(32,070)	—	—	(32,070)
Class B common stock dividends ($0.3525 per share)	—	—	—	(6,326)	—	—	(6,326)
Common stock class conversions	24	(24)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	39,022	32,131	—	71,153
Balance at October 31, 2024	$70,283	$12,899	$478,694	$1,583,974	$(496,308)	$(894,287)	$755,255
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2023	$70,231	$12,951	$469,802	$1,860,872	$(528,902)	$(839,927)	$1,045,027
Restricted shares issued under stock-based compensation plans	—	—	(11,425)	—	—	11,569	144
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(4,605)	(4,605)
Stock-based compensation expense	—	—	12,792	—	—	—	12,792
Purchases of treasury shares	—	—	—	—	—	(22,500)	(22,500)
Class A common stock dividends ($0.3500 per share)	—	—	—	(32,488)	—	—	(32,488)
Class B common stock dividends ($0.3500 per share)	—	—	—	(6,317)	—	—	(6,317)
Common stock class conversions	3	(3)	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	(111,709)	(13,068)	—	(124,777)
Balance at October 31, 2023	$70,234	$12,948	$471,169	$1,710,358	$(541,970)	$(855,463)	$867,276
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
Recently Issued Accounting Standards
Disaggregation of Income Statement Expenses

In November 2024 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses.” This ASU requires disclosure about specific types of expenses included in expense captions including purchases of inventory, employee compensation, depreciation, amortization, and depletion. This ASU is effective for our annual disclosures starting fiscal year 2028 and interim periods starting in fiscal year 2029. Early adoption is permitted. A public entity should apply the amendments in this ASU on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.
Improvements to Income Tax Disclosures
In December 2023 the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” This ASU enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. This ASU is effective for our annual disclosures starting fiscal year 2026. Early adoption is permitted. A public entity should apply the amendments in this ASU on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.
Segment Reporting - Improvements to Reportable Segment Disclosures
In November 2023 the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for our annual fiscal year 2025, and interim periods starting in fiscal year 2026. Early adoption is permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

INDEX
Note 3 — Divestitures
As of October 31, 2024, we completed our plan to divest certain businesses that we determined are non-core businesses. Those businesses are University Services, Wiley Edge, and CrossKnowledge. In accordance with FASB Accounting Standards Codification (ASC) Topic 205, "Presentation of Financial Statements," we determined that the divestitures of University Services, Wiley Edge and CrossKnowledge each do not represent a strategic shift that will have a major effect on our consolidated results of operations, and therefore their results of operations were not reported as discontinued operations. We concluded that the businesses met all the requisite held-for-sale criteria as of June 1, 2023. Therefore, the related assets and liabilities were reclassified as held-for-sale on the Unaudited Condensed Consolidated Statements of Financial Position until the date of sale.
On January 1, 2024, we sold University Services. On May 31, 2024, we sold Wiley Edge, with the exception of its India operations which sold on August 31, 2024. On August 31, 2024, we also sold CrossKnowledge.
Completed Divestitures
For the three and six months ended October 31, 2024 and 2023, we recorded net pretax gain (loss) on sale of businesses, assets, and impairment charges related to assets held-for-sale as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Wiley Edge	$956	$—	$788	$—
University Services	—	(34,807)	1,489	(75,466)
Tuition Manager	—	568	120	(1,500)
CrossKnowledge	(438)	(17,175)	3,922	(50,377)
Sale of assets	(149)	—	(149)	—
Net gain (loss) on sale of businesses, assets, and impairment charges related to assets held-for-sale	$369	$(51,414)	$6,170	$(127,343)

These charges are reflected in Net gain (loss) on sale of businesses, assets, and impairment charges related to assets held-for-sale on our Unaudited Condensed Consolidated Statements of Net Income (Loss).
Fiscal Year 2025
CrossKnowledge
On August 31, 2024, we completed the sale of CrossKnowledge, which was included in our Held for Sale or Sold segment, pursuant to a stock and asset purchase agreement (CrossKnowledge Agreement) with MS International Software, LLC, a Delaware limited liability company (MS International). The selling price for CrossKnowledge at the date of sale, which was updated during the three months ended October 31, 2024, had an estimated fair value of $3.0 million which consists of $1.8 million of contingent consideration in the form of two earnouts recorded at fair value (CrossKnowledge Earnouts), and $1.2 million of estimated working capital adjustments. The maximum amount of the CrossKnowledge Earnouts is $25.0 million.
As of October 31, 2024, $0.2 million of the CrossKnowledge Earnouts is reflected in Prepaid expenses and other current assets and $1.6 million is reflected in Other non-current assets in our Unaudited Condensed Consolidated Statements of Financial Position.

INDEX
The pretax loss on sale was $51.5 million after accounting for the assets sold, liabilities transferred upon sale, transaction costs, and the write-off of cumulative translation adjustments in earnings. In connection with the held-for-sale classification prior to the sale, we recognized cumulative impairment charges of $51.0 million on the remeasurement of the disposal group at the lower of carrying value or fair value less costs to sell, which included $55.4 million recognized in fiscal year 2024 and a reduction of $4.4 million in the three months ended July 31, 2024. Upon the completion of the sale, we recognized an additional loss of $0.5 million in the three months ended October 31, 2024 due to subsequent changes in the fair value less costs to sell, as well as changes in the carrying amount of the disposal group. This additional loss is included in Net gain (loss) on sale of businesses, assets, and impairment charges related to assets held-for-sale in our Unaudited Condensed Consolidated Statements of Net Income (Loss) for the three and six months ended October 31, 2024. This resulted in a net reduction in the loss of $3.9 million in the six months ended October 31, 2024.
We entered into a transition services agreement to facilitate the transition of the divested business.
Wiley Edge
On May 31, 2024, we completed the sale of Wiley Edge with the exception of its India operations which sold on August 31, 2024, which was included in our Held for Sale or Sold segment, pursuant to a stock and asset purchase agreement (Edge Agreement) with Inspirit Vulcan Bidco Limited, a private limited company incorporated in England & Wales (Inspirit). The selling price for Wiley Edge at the date of sale including India, which was updated during the three months ended October 31, 2024, had a fair value of $38.3 million paid in the form of: (i) cash of $10 million, of which $2.5 million is deferred, (ii) an unsecured promissory note with an initial aggregate principal amount of $13.3 million (Inspirit Seller Note), subject to customary working capital adjustments, and (iii) $15.0 million of additional contingent consideration in the form of an earnout recorded at fair value based on the gross profit targets during each of the three fiscal years in the period beginning May 1, 2024 and ending April 30, 2027 (Wiley Edge Earnout).
As of October 31, 2024, the Inspirit Seller Note is reflected in Other non-current assets in our Unaudited Condensed Consolidated Statements of Financial Position. As of October 31, 2024, $2.4 million of the Wiley Edge Earnout is reflected in Prepaid expenses and other current assets and $12.6 million is reflected in Other non-current assets in our Unaudited Condensed Consolidated Statements of Financial Position.
The Inspirit Seller Note matures on May 31, 2028 and is prepayable at par plus accrued interest at any time and also if certain conditions are met. The Inspirit Seller Note bears interest at the rate of 8% per annum commencing on May 31, 2024, increasing by 1% per annum each year on the anniversary of issuance. Interest income from the note receivable represents non operating income and is included in Other income (expense), net on the Unaudited Condensed Consolidated Statements of Net Income (Loss).
The maximum Wiley Edge Earnout amount is $34.0 million. We elected to record the fair value of the Wiley Edge Earnout as of the date of the sale, and will update that fair value as applicable until settled. The fair value of the Wiley Edge Earnout was based on a Monte Carlo simulation. This fair value was categorized as Level 3 within the FASB ASC Topic 820 fair value hierarchy. This method considers the terms and conditions in the Edge Agreement, our best estimates of forecasted gross profit for the Wiley Edge Earnout periods and simulates a range of gross profits over the applicable periods based on an estimate of gross profit volatility. The fair value of the Wiley Edge Earnout was estimated as the present value of the potential range of payouts averaged across the range of simulated gross profits using an estimated risk-adjusted discount rate for the simulated gross profits. The Wiley Edge Earnout amount is subject to change based on final results and calculations.
The pretax loss on sale was $18.6 million after accounting for the assets sold, liabilities transferred upon sale, and transaction costs. In connection with the held-for-sale classification, during fiscal year 2024, we recognized cumulative impairment charges of $19.4 million on the remeasurement of the disposal group at the lower of carrying value or fair value less costs to sell. Upon the completion of the sale, we recognized a net gain of $0.8 million in the six months ended October 31, 2024, which included $1.0 million in the three months ended October 31, 2024, primarily due to the sale of the India operations, partially offset by subsequent changes in the costs to sell. The net gain is included in Net gain (loss) on sale of businesses, assets, and impairment charges related to assets held-for-sale in our Unaudited Condensed Consolidated Statements of Net Income (Loss) for the three and six months ended October 31, 2024.
We entered into a transition services agreement to facilitate the transition of the divested business.

INDEX
Fiscal Year 2024
University Services
On January 1, 2024, we completed the sale of University Services, which was included in our Held for Sale or Sold segment, pursuant to a Membership Interest and Asset Purchase Agreement with Academic Partnerships LLC, a Delaware limited liability company (Academic Partnerships), and Education Services Upper Holdings Corp., a Delaware corporation. The pretax loss on sale was $105.6 million after accounting for the assets sold, liabilities transferred upon sale, and transaction costs, which was reduced during the six months ended October 31, 2024 due to third-party customer consents and working capital adjustments of $1.5 million that occurred in the first quarter of fiscal year 2025. This amount is included in Net gain (loss) on sale of businesses, assets, and impairment charges related to assets held-for-sale in our Unaudited Condensed Consolidated Statements of Net Income (Loss) for the six months ended October 31, 2024.
Tuition Manager
On May 31, 2023, we completed the sale of our tuition manager business (Tuition Manager), which was included in our Held for Sale or Sold segment. The pretax loss on sale was $1.4 million after accounting for the assets sold, liabilities transferred upon sale, and transaction costs, which was reduced during the six months ended October 31, 2024 due to additional cash received after the date of sale of $0.1 million. This amount is included in Net gain (loss) on sale of businesses, assets, and impairment charges related to assets held-for-sale in our Unaudited Condensed Consolidated Statements of Net Income (Loss) for the six months ended October 31, 2024.

INDEX
Assets and Liabilities Held-for-Sale
The major categories of assets and liabilities that have been classified as held-for-sale on the Unaudited Condensed Consolidated Statement of Financial Position as of April 30, 2024 were as follows:

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
Sale of Assets
In the three months ended October 31, 2024 we sold a facility which was reflected in Technology, property, and equipment, net in our Unaudited Condensed Consolidated Statements of Financial Position which resulted in a pretax loss on sale of $0.2 million, and we received net cash of $8.5 million. This loss was included in Net gain (loss) on sale of businesses, assets, and impairment charges related to assets held-for-sale in our Unaudited Condensed Consolidated Statements of Net Income (Loss) for the three months ended October 31, 2024.

INDEX
Note 4 — Revenue Recognition, Contracts with Customers
Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by segment and product type.

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Research:
Research Publishing	$222,667	$219,743	$453,618	$442,743
Research Solutions	39,218	37,927	73,576	72,731
Total Research	261,885	257,670	527,194	515,474

Learning:
Academic	94,788	89,125	154,752	137,417
Professional	66,726	59,815	131,076	120,843
Total Learning	161,514	148,940	285,828	258,260

Held for Sale or Sold	3,196	86,198	17,382	170,087

Total Revenue	$426,595	$492,808	$830,404	$943,821
The following information describes our disaggregation of revenue by segment and product type. Overall, the majority of our revenue is recognized over time.
Research
Total Research revenue was $261.9 million and $527.2 million in the three and six months ended October 31, 2024, respectively. Research products are sold and distributed globally through multiple channels. The majority of revenue generated from Research products is recognized over time.
We disaggregated revenue by Research Publishing and Research Solutions to reflect the different type of products and services provided.
Research Publishing Products
Research Publishing products provide scientific, technical, medical, and scholarly journals, as well as related content and services to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Research Publishing revenue was $222.7 million and $453.6 million in the three and six months ended October 31, 2024, respectively, and the majority is recognized over time.
In both the three and six months ended October 31, 2024, Research Publishing products generated approximately 88% of their revenue from contracts with its customers from Journal Subscriptions (pay to read), Open Access (pay to publish) and Transformational Agreements (read and publish), and the remainder from Licensing and other revenue streams.
Research Solutions Products and Services

Research Solutions revenue was $39.2 million and $73.6 million in the three and six months ended October 31, 2024, respectively, and the majority is recognized over time.

INDEX
Research Solutions products and services generated approximately 56% and 53% of their revenue in the three and six months ended October 31, 2024, respectively, from contracts with customers that include corporate solutions such as job board software and career center services, marketing and education services, licensing, and databases. The remainder of the revenue from contracts with customers includes platforms that enable scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content, solutions to manage the submission and peer review process, and publishing and editorial services.
Learning

Total Learning revenue was $161.5 million and $285.8 million in the three and six months ended October 31, 2024, respectively. We disaggregated revenue by Academic and Professional to reflect the different types of products and services provided.
Academic

Academic products revenue was $94.8 million and $154.8 million in the three and six months ended October 31, 2024, respectively. Products and services including scientific, professional, and education print and digital books, and digital courseware to libraries, corporations, students, professionals, and researchers. Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks and other online applications.

In the three and six months ended October 31, 2024, Academic products generated approximately 55% and 57%, respectively, of their revenue from contracts with their customers for print and digital publishing, which is recognized at a point in time. Digital Courseware products in the three and six months ended October 31, 2024 generate approximately 35% and 27%, respectively, of their revenue from contracts with their customers which is recognized over time. The remainder of their revenues were from Licensing and other revenue streams, which have a mix of revenue recognized at a point in time and over time.
Professional
Professional products revenue was $66.7 million and $131.1 million in the three and six months ended October 31, 2024, respectively. Professional provides learning, development, publishing, and assessment services for businesses and professionals. Our trade publishing produces professional books, which includes business and finance, technology, professional development for educators, test preparation books and other professional categories, as well as the For Dummies® brand. Products are sold to brick-and-mortar and online retailers, wholesalers who supply such bookstores, college bookstores, individual practitioners, corporations, and government agencies.

In the three and six months ended October 31, 2024, Professional products generated approximately 56% and 54%, respectively, of their revenue from contracts with their customers for trade print and digital publishing, which is recognized at a point in time. Our assessments offering in the three and six months ended October 31, 2024 generates approximately 32% and 30%, respectively, of their revenue from contracts with their customers which has a mix of revenue recognized at a point in time and over time. The remainder of Professional revenues were from Licensing and other revenue streams, which has a mix of revenue recognized at a point in time and over time.
Held for Sale or Sold
Held for Sale or Sold revenue was $3.2 million and $17.4 million in the three and six months ended October 31, 2024, respectively.
Wiley Edge was sold on May 31, 2024 with exception of its India operations which sold on August 31, 2024. Wiley Edge previously sourced, trained, and prepared aspiring students and professionals to meet the skill needs of today’s technology careers, and then places them with some of the world's largest financial institutions, technology companies, and government agencies. Wiley Edge revenue was recognized at the point in time the services were provided to its customers.
CrossKnowledge was sold on August 31, 2024. CrossKnowledge services previously included corporate learning online learning and training solutions for global corporations, universities, and small and medium-sized enterprises sold on a subscription or fee basis. CrossKnowledge revenue was recognized over time.

INDEX
Held for Sale or Sold also includes the revenue associated with those businesses which were sold in fiscal year 2024 which includes University Services which was sold on January 1, 2024 and Tuition Manager which was sold on May 31, 2023.
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
The following table provides information about accounts receivable, net and contract liabilities from contracts with customers.

	October 31, 2024	April 30, 2024	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$183,015	$224,198	$(41,183)
Contract liabilities (1)	241,488	483,778	(242,290)
Contract liabilities (included in Other long-term liabilities)	$22,202	$14,819	$7,383

(1)	The sales return reserve recorded in Contract liabilities is $24.7 million and $25.4 million, as of October 31, 2024 and April 30, 2024, respectively.
For the six months ended October 31, 2024, we estimate that we recognized as revenue approximately 74% of the current contract liability balance at April 30, 2024. For the six months ended October 31, 2023, we estimated that we recognized as revenue approximately 74% of the current contract liability balance at April 30, 2023.
The decrease in contract liabilities excluding the sales return reserve was primarily driven by revenue earned on journal subscription agreements, transformational agreements, and open access, partially offset by renewals of journal subscription agreements, transformational agreements, and open access.
Remaining Performance Obligations included in Contract Liability
As of October 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $263.7 million, which includes the sales return reserve of $24.7 million. Excluding the sales return reserve, we expect that approximately $216.8 million will be recognized in the next twelve months with the remaining $22.2 million to be recognized thereafter.

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
Our assets associated with incremental costs to fulfill a contract, were $2.8 million and $3.1 million at October 31, 2024 and April 30, 2024, respectively, and are included within Other non-current assets on our Unaudited Condensed Consolidated Statements of Financial Position. We recorded amortization expense related to these assets within Cost of sales on our Unaudited Condensed Consolidated Statements of Net Income (Loss) as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Amortization expense	$277	$1,015	$583	$2,665
In the three and six months ended October 31, 2023 amortization expense for costs to fulfill includes the amortization related to the University Services business which was sold on January 1, 2024.
Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Learning segment, occur before the transfer of control of the related goods. Therefore, in accordance with the revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are primarily reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net Income (Loss) and were incurred as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Shipping and handling costs	$6,098	$6,471	$11,912	$13,132

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
For operating leases, the ROU assets and liabilities are presented on our Unaudited Condensed Consolidated Statements of Financial Position as follows:

	October 31, 2024	April 30, 2024
Operating lease ROU assets	$70,527	$69,074
Short-term portion of operating lease liabilities	18,080	18,294
Operating lease liabilities, non-current	$88,403	$94,386
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

INDEX
Our total net lease costs are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Operating lease cost	$3,673	$3,855	$7,128	$7,938
Variable lease cost	212	297	455	582
Short-term lease cost	82	292	214	570
Sublease income	(118)	(218)	(407)	(421)
Total net lease cost (1)	$3,849	$4,226	$7,390	$8,669

(1)
Total net lease cost does not include those costs and sublease income for operating leases we had identified as part of our restructuring programs that would be subleased. The costs and sublease income for those leases are included in Restructuring and related charges on our Unaudited Condensed Consolidated Statements of Net Income (Loss). See Note 9, “Restructuring and Related Charges” for more information on these programs.

Other supplemental information includes the following:

	Six Months Ended October 31,
	2024	2023
Weighted-average remaining contractual lease term (years)	7	8
Weighted-average discount rate	6.13%	6.01%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,741	$13,117
Operating lease liabilities arising from obtaining ROU assets	$447	$466
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in our Unaudited Condensed Consolidated Statement of Financial Position as of October 31, 2024:

Fiscal Year	Operating Lease Liabilities
2025 (remaining 6 months)	$11,915
2026	22,442
2027	18,051
2028	14,622
2029	14,489
Thereafter	50,362
Total future undiscounted minimum lease payments	131,881

Less: Imputed interest	25,398

Present value of minimum lease payments	106,483

Less: Current portion	18,080

Noncurrent portion	$88,403

INDEX
Note 6 — Stock-Based Compensation
We have stock-based compensation plans under which employees may be granted performance-based stock awards, other restricted stock awards and options. We recognize the grant date fair value of stock-based compensation in net income generally on a straight-line basis, net of estimated forfeitures over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established up to three years in advance, or less. We recognized stock-based compensation expense, on a pretax basis, as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Stock-based compensation expense	$6,034	$6,515	$12,002	$12,801

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
The following table summarizes awards we granted to employees (shares in thousands):

	Six Months Ended October 31,
	2024	2023
Restricted Stock:
Awards granted (shares)	708	825
Weighted average fair value of grant	$43.01	$31.66
Stock Option Activity
There were no stock option awards granted during the six months ended October 31, 2024. We granted 10,000 stock option awards during the six months ended October 31, 2023 at fair market value on date of grant. Options are exercisable over a maximum period of ten years from the date of grant. These options generally vest 10%, 20%, 30%, and 40% on April 30, or on each anniversary date after the award is granted.

INDEX
The following table provides the estimated weighted average fair value for options granted during the six months ended October 31, 2023 using the Black-Scholes option-pricing model, and the significant weighted average assumptions used in their determination.

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

INDEX
Note 7 — Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of tax, for the three and six months ended October 31, 2024 and 2023 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at July 31, 2024	$(318,864)	$(202,962)	$(1,766)	$(523,592)
Other comprehensive income (loss) before reclassifications	4,717	(1,142)	189	3,764
Amounts reclassified from accumulated other comprehensive loss	23,227	1,536	(1,243)	23,520
Total other comprehensive income (loss)	27,944	394	(1,054)	27,284
Balance at October 31, 2024	$(290,920)	$(202,568)	$(2,820)	$(496,308)

Balance at April 30, 2024	$(333,827)	$(200,922)	$6,310	$(528,439)
Other comprehensive income (loss) before reclassifications	19,680	(4,691)	(6,599)	8,390
Amounts reclassified from accumulated other comprehensive loss	23,227	3,045	(2,531)	23,741
Total other comprehensive income (loss)	42,907	(1,646)	(9,130)	32,131
Balance at October 31, 2024	$(290,920)	$(202,568)	$(2,820)	$(496,308)

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at July 31, 2023	$(315,172)	$(208,643)	$6,770	$(517,045)
Other comprehensive (loss) income before reclassifications	(33,865)	8,528	1,337	(24,000)
Amounts reclassified from accumulated other comprehensive loss	—	1,466	(2,391)	(925)
Total other comprehensive (loss) income	(33,865)	9,994	(1,054)	(24,925)
Balance at October 31, 2023	$(349,037)	$(198,649)	$5,716	$(541,970)

Balance at April 30, 2023	$(326,346)	$(206,806)	$4,250	$(528,902)
Other comprehensive (loss) income before reclassifications	(22,691)	5,204	6,034	(11,453)
Amounts reclassified from accumulated other comprehensive loss	—	2,953	(4,568)	(1,615)
Total other comprehensive (loss) income	(22,691)	8,157	1,466	(13,068)
Balance at October 31, 2023	$(349,037)	$(198,649)	$5,716	$(541,970)
In connection with the sale of Wiley Edge and CrossKnowledge, in the three and six months ended October 31, 2024, we reclassified $23.2 million of cumulative translation adjustments out of Accumulated Other Comprehensive Loss and included in the Net gain (loss) on sale of businesses, assets, and impairment charges related to assets held-for-sale in our Unaudited Condensed Consolidated Statements of Net Income (Loss).
During the three and six months ended October 31, 2024, pretax actuarial losses included in Unamortized Retirement Costs of approximately $2.0 million and $4.1 million, respectively, and in the three and six months ended October 31, 2023, of approximately $2.0 million and $3.9 million, respectively, were amortized from Accumulated other comprehensive loss and recognized as pension and post-retirement benefit expense primarily in Operating and administrative expenses and Other income (expense), net on our Unaudited Condensed Consolidated Statements of Net Income (Loss).
Our policy for releasing the income tax effects from accumulated other comprehensive (loss) income is to release when the corresponding pretax accumulated other comprehensive (loss) income items are reclassified to earnings.

INDEX
Note 8 — Reconciliation of Weighted Average Shares Outstanding
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share further includes any common shares available to be issued upon the exercise of unvested, outstanding restricted stock units and other stock awards if such inclusions would be dilutive. The shares associated with performance-based stock awards are considered contingently issuable shares and are included in the diluted weighted average number of common shares outstanding based on when they have met the performance conditions, and when their effect is dilutive. We determine the potentially dilutive common shares for all awards using the treasury stock method.
A reconciliation of the shares used in the computation of earnings (loss) per share follows (shares in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Weighted average shares outstanding	54,191	55,102	54,284	55,186
Shares used for basic earnings (loss) per share	54,191	55,102	54,284	55,186
Dilutive effect of unvested restricted stock units and other stock awards	659	—	644	—
Shares used for diluted earnings (loss) per share	54,850	55,102	54,928	55,186
Antidilutive options to purchase Class A common shares, restricted shares, and contingently issuable restricted stock which are excluded from the table above	581	773	598	819
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

The following tables summarize the pretax restructuring and related charges (credits) related to the Global Restructuring Program:

	Three Months Ended October 31,		Six Months Ended October 31,		Total Charges Incurred to Date
	2024	2023	2024	2023
Charges (Credits) by Segment:
Research	$939	$4,755	$3,262	$6,702	$13,085
Learning	110	5,859	337	6,077	19,589
Held for Sale or Sold	125	2,022	(117)	4,645	12,995
Corporate Expenses	2,507	12,119	7,748	19,111	75,997
Total Restructuring and Related Charges	$3,681	$24,755	$11,230	$36,535	$121,666

Charges (Credits) by Activity:
Severance and termination benefits	$2,244	$18,619	$8,026	$24,563	$62,409
Impairment of operating lease ROU assets and property and equipment	—	—	—	1,575	22,739
Acceleration of expense related to operating lease ROU assets and property and equipment	—	152	—	516	6,288
Facility related charges, net	1,365	558	2,767	1,387	11,171
Consulting (credits) costs	(116)	3,966	(672)	5,789	10,580
Other activities	188	1,460	1,109	2,705	8,479
Total Restructuring and Related Charges	$3,681	$24,755	$11,230	$36,535	$121,666

The severance related charges are for certain employees affected by the reduction in force under this program who are entitled to severance payments and certain termination benefits.

The impairment charges include the impairment of operating lease ROU assets related to certain leases that will be subleased, and the related property and equipment described further below. In the six months ended October 31, 2023, these charges were recorded in the Research segment.

Due to the actions taken above, we tested the operating lease ROU assets and the related property and equipment for those being subleased for recoverability by comparing the carrying value of the asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset groups were below the carrying values. Therefore, there was an indication of impairment. We then determined the fair value of the asset groups by utilizing the present value of the estimated future cash flows attributable to the assets. The fair value of the operating lease ROU assets and the property and equipment immediately subsequent to the impairment was $0.9 million in the six months ended October 31, 2023 and was categorized as Level 3 within the fair value hierarchy.

INDEX
In the three and six months ended October 31, 2023, the acceleration of expense includes the acceleration of rent expense associated with operating lease ROU assets related to certain leases that will be abandoned or terminated, and the related depreciation and amortization of property and equipment.

In addition, we incurred ongoing facility-related costs associated with certain properties, consulting costs (credits), and other costs for other activities, which includes relocation and other employee related costs. In the three and six months ended October 31, 2024, the credits in consulting costs are due to changes in the estimates for previously accrued costs.

The following table summarizes the activity for the Global Restructuring Program liability for the six months ended October 31, 2024:

	April 30, 2024	Charges (Credits)	Payments	Foreign Translation & Other Adjustments	October 31, 2024
Severance and termination benefits	$5,396	$8,026	$(7,593)	$(890)	$4,939
Consulting costs (credits)	1,794	(672)	(1,280)	1	(157)
Other activities	1,879	1,109	(1,901)	(663)	424
Total	$9,069	$8,463	$(10,774)	$(1,552)	$5,206

Approximately $3.9 million of the restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs and approximately $1.0 million is reflected in Other long-term liabilities on our Unaudited Condensed Consolidated Statement of Financial Position. The liabilities for Consulting costs and Other activities are reflected in Other accrued liabilities on our Unaudited Condensed Consolidated Statement of Financial Position.

Business Optimization Program

For the three and six months ended October 31, 2024, we recorded net pretax restructuring credits of $(0.1) million and $(3.7) million, respectively, related to this program. The net credits in the six months ended October 31, 2024 are primarily due to the termination of a portion of a lease that was previously impaired in our Corporate Expenses category.

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

INDEX
Note 10 — Segment Information
We report our segment information in accordance with the provisions of ASC Topic 280, “Segment Reporting.” These segments reflect the way our chief operating decision maker (CODM) evaluates our business performance, manages the operations, makes operating decisions, and allocates resources. The performance metric used by our chief operating decision maker to evaluate performance of our reportable segments is Adjusted Operating Income. Our segment reporting structure consists of three operating and reportable segments, which are listed below, as well as a Corporate expense category, which includes certain costs that are not allocated to the reportable segments:
•Research
•Learning
•Held for Sale or Sold

Segment information is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Revenue:
Research	$261,885	$257,670	$527,194	$515,474
Learning	161,514	148,940	285,828	258,260
Held for Sale or Sold	3,196	86,198	17,382	170,087
Total revenue	$426,595	$492,808	$830,404	$943,821

Adjusted Operating Income (Loss):
Research	$59,527	$58,856	$114,743	$112,383
Learning	55,871	39,912	78,371	47,538
Held for Sale or Sold	(1,059)	19,100	(3,578)	22,184
Total adjusted operating income by segment	$114,339	$117,868	$189,536	$182,105

Depreciation and Amortization:
Research	$22,522	$22,668	$45,081	$45,880
Learning	10,897	13,974	22,191	27,526
Held for Sale or Sold (1)	—	—	—	3,437
Total depreciation and amortization	33,419	36,642	67,272	76,843
Corporate depreciation and amortization	3,299	3,532	6,699	7,059
Total depreciation and amortization	$36,718	$40,174	$73,971	$83,902

(1)	We ceased to record depreciation and amortization of long-lived assets for these businesses as of the date the assets were classified as held-for-sale.

INDEX
The following table shows a reconciliation of our Adjusted Operating Income by Segment to Income (Loss) Before Taxes:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Adjusted Operating Income by Segment	$114,339	$117,868	$189,536	$182,105
Adjustments:
Corporate expenses(1)	(46,579)	(46,521)	(88,933)	(88,295)
Impairment of goodwill(2)	—	—	—	(26,695)
Restructuring and related charges(2)	(3,627)	(25,102)	(7,497)	(37,225)
Interest expense	(14,463)	(12,937)	(27,250)	(24,271)
Net foreign exchange transaction losses	(3,328)	(2,357)	(3,094)	(3,977)
Net gain (loss) on sale of businesses, assets, and impairment charges related to assets held-for-sale	369	(51,414)	6,170	(127,343)
Other income (expense), net	2,226	(1,567)	3,008	(3,052)
Income (Loss) Before Taxes	$48,937	$(22,030)	$71,940	$(128,753)

(1)	Corporate expenses includes certain costs that are not allocated to the reportable segments.
(2)	See Note 9, “Restructuring and Related Charges” and Note 12, “Goodwill and Intangible Assets” for these charges by segment.
See Note 4, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the three and six months ended October 31, 2024 and 2023.

Note 11 — Inventories
Inventories, net consisted of the following:

	October 31, 2024	April 30, 2024
Finished goods	$25,801	$24,295
Work-in-process	819	1,445
Paper and other materials	179	181
Total inventories before estimated sales returns and LIFO reserve	$26,799	$25,921
Inventory value of estimated sales returns	7,839	7,833
LIFO reserve	(7,535)	(7,535)
Inventories, net	$27,103	$26,219

INDEX
Note 12 — Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity in goodwill by segment as of October 31, 2024:

	April 30, 2024 (1)	Foreign Translation Adjustment	October 31, 2024
Research	$607,289	$13,654	$620,943
Learning	484,079	(2,650)	481,429
Total excluding Held for Sale or Sold segment	1,091,368	11,004	1,102,372
Held for Sale or Sold	—	—	—
Total including Held for Sale or Sold segment	$1,091,368	$11,004	$1,102,372

(1)
The Held for Sale or Sold goodwill balance as of April 30, 2024 includes accumulated pretax noncash goodwill impairment of $318.2 million which reduced the goodwill of all reporting units within the Held for Sale or Sold segment to zero.

Fiscal Year 2024

We recorded a goodwill impairment in the six months ended October 31, 2023 of $26.7 million. These charges are reflected in Impairment of goodwill on our Unaudited Condensed Consolidated Statements of Net Income (Loss).

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

INDEX
Intangible Assets
Intangible assets, net were as follows:

	October 31, 2024	April 30, 2024 ⁽¹⁾
Intangible assets with definite lives, net:
Content and publishing rights	$419,751	$431,259
Customer relationships	35,689	39,709
Developed technology	16,687	19,522
Brands and trademarks	5,396	5,734
Covenants not to compete	19	34
Total intangible assets with definite lives, net	477,542	496,258
Intangible assets with indefinite lives:
Brands and trademarks	37,000	37,000
Publishing rights	83,720	82,436
Total intangible assets with indefinite lives	120,720	119,436
Total intangible assets, net	$598,262	$615,694

(1)
The developed technology balance as of April 30, 2024 is presented net of accumulated impairments and write-offs of $2.8 million. The indefinite-lived brands and trademarks balance as of April 30, 2024 is net of accumulated impairments of $93.1 million.

INDEX
Note 13 — Income Taxes

The Company's effective income tax rate for the three and six months ended October 31, 2024, respectively, was 17.3% and 45.8% compared with 11.7% and 13.2% for the three and six months ended October 31, 2023, respectively.

The change in the effective income tax rate for the three and six months ended October 31, 2024 compared to the three and six months ended October 31, 2023 was primarily driven by US ordinary losses in the period ended October 31, 2024 for which it is more likely than not that no tax benefit can be recognized as a result of the valuation allowance recorded against the net deferred tax assets.

Note 14 — Retirement Plans
The components of net pension expense for our defined benefit plans were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Service cost	$138	$132	$304	$266
Interest cost	7,043	6,872	14,171	13,819
Expected return on plan assets	(6,883)	(7,398)	(13,851)	(14,889)
Amortization of prior service cost	(22)	(24)	(41)	(47)
Amortization of net actuarial loss	2,031	2,000	4,090	4,026
Curtailment/settlement (credit)	(180)	—	(180)	—
Net pension expense	$2,127	$1,582	$4,493	$3,175
In the three months ended October 31, 2024, due to the sale of the CrossKnowledge business, there was a curtailment and a settlement credit due to the divestment of the CrossKnowledge Pension Plan of $0.2 million which is primarily reflected in Other income (expense), net on our Unaudited Condensed Consolidated Statements of Net Income (Loss).
The service cost component of net pension expense is reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net Income (Loss). The other components of net pension expense are reported separately from the service cost component and below Operating income. Such amounts are reflected in Other income (expense), net on our Unaudited Condensed Consolidated Statements of Net Income (Loss).
Employer defined benefit pension plan contributions were $3.9 million and $7.5 million for the three and six months ended October 31, 2024, respectively and $3.6 million and $7.7 million for the three and six months ended October 31, 2023, respectively.
Defined Contribution Savings Plans
The expense for employer defined contribution savings plans was $5.1 million and $12.4 million for the three and six months ended October 31, 2024, respectively and $6.7 million and $14.4 million for the three and six months ended October 31, 2023, respectively.

INDEX
Note 15 — Debt and Available Credit Facilities
Our total debt outstanding consisted of the amounts set forth in the following table:

	October 31, 2024	April 30, 2024
Short-term portion of long-term debt (1)	$10,000	$7,500

Term loan A - Amended and Restated CA (2)	179,499	184,418
Revolving credit facility - Amended and Restated CA	771,511	582,678
Total long-term debt, less current portion	951,010	767,096

Total debt	$961,010	$774,596

(1)	Relates to our term loan A under the Amended and Restated CA.
(2)	Amounts are shown net of unamortized issuance costs of $0.5 million as of October 31, 2024 and $0.6 million as of April 30, 2024.
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

The Amended and Restated CA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of October 31, 2024.

The amortization expense of the costs incurred related to the Amended and Restated CA related to the lender and non-lender fees is recognized over a five-year term for credit commitments that mature in November 2027 and an 18-month term for credit commitments that matured in May 2024. Total amortization expense included in Interest expense on our Unaudited Condensed Consolidated Statements of Net Income (Loss) is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Amortization expense	$284	$310	$577	$620

Lines of Credit

We have other lines of credit aggregating $1.0 million at various interest rates. There were no outstanding borrowings under these credit lines at October 31, 2024 and April 30, 2024.

As of October 31, 2024, our total available lines of credit including the Amended and Restated RCA were approximately $1,305.8 million, of which approximately $344.3 million was unused. We had letters of credit of $0.2 million outstanding under the Amended and Restated CA, and the aggregate stated amount outstanding of these letter of credits reduces the total borrowing base available under the Amended and Restated CA.

The weighted average interest rates on total debt outstanding during the three and six months ended October 31, 2024 were 6.09% and 6.11%, respectively. The weighted average interest rates on total debt outstanding during the three and six months ended October 31, 2023 were 5.61% and 5.45%, respectively. As of October 31, 2024 and April 30, 2024, the weighted average interest rates for total debt were 6.03% and 6.07%, respectively.

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
Interest Rate Contracts
As of October 31, 2024, we had total debt outstanding of $961.0 million, net of unamortized issuance costs of $0.5 million. The $961.5 million of debt outstanding are variable rate loans under the Amended and Restated CA. The carrying value of the debt approximates fair value.
As of October 31, 2024 and April 30, 2024, the interest rate swap agreements we maintained were designated as fully effective cash flow hedges as defined under ASC Topic 815, “Derivatives and Hedging.” As a result, the impact on our Unaudited Condensed Consolidated Statements of Net Income (Loss) from changes in the fair value of the interest rate swaps was fully offset by changes in the interest expense on the underlying variable rate debt instruments. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.
The following table summarizes our interest rate swaps designated as cash flow hedges:

			Notional Amount
Hedged Item	Date entered into	Nature of Swap	October 31, 2024	April 30, 2024	Fixed Interest Rate	Variable Interest Rate
Amended and Restated CA	May 15, 2024	Pay fixed/receive variable	$50,000	$—	4.288%	1-month SOFR reset every month for a 3-year period ending July 15, 2027
Amended and Restated CA (1)	April 09, 2024	Pay fixed/receive variable	50,000	50,000	4.243%	1-month SOFR reset every month for a 3-year period ending July 15, 2027
Amended and Restated CA	January 31, 2024	Pay fixed/receive variable	50,000	50,000	3.700%	1-month SOFR reset every month for a 3-year period ending April 15, 2027
Amended and Restated CA	January 24, 2024	Pay fixed/receive variable	50,000	50,000	3.774%	1-month SOFR reset every month for a 3-year period ending April 15, 2027
Amended and Restated CA	January 05, 2024	Pay fixed/receive variable	50,000	50,000	3.689%	1-month SOFR reset every month for a 3-year period ending April 15, 2027
Amended and Restated CA	December 19, 2023	Pay fixed/receive variable	50,000	50,000	3.850%	1-month SOFR reset every month for a 3-year period ending January 15, 2027
Amended and Restated CA	March 15, 2023	Pay fixed/receive variable	50,000	50,000	3.565%	1-month SOFR reset every month for a 3-year period ending April 15, 2026
Amended and Restated CA	March 14, 2023	Pay fixed/receive variable	50,000	50,000	4.053%	1-month SOFR reset every month for a 3-year period ending March 15, 2026
Amended and Restated CA	March 13, 2023	Pay fixed/receive variable	50,000	50,000	3.720%	1-month SOFR reset every month for a 3-year period ending March 15, 2026
Amended and Restated CA	December 13, 2022	Pay fixed/receive variable	50,000	50,000	3.772%	1-month SOFR reset every month for a 3-year period ending December 15, 2025
Amended and Restated CA	June 16, 2022	Pay fixed/receive variable	—	100,000	3.467%	1-month SOFR reset every month for a 2-year period ending May 15, 2024
			$500,000	$550,000

(1)	As of April 30, 2024, this interest rate swap agreement was considered a forward starting contract as the effective date was July 15, 2024.
We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of our interest rate swaps designated as cash flow hedges are reflected on our Unaudited Condensed Consolidated Statements of Financial Position as follows:

Asset (Liability)	Balance Sheet Location	October 31, 2024	April 30, 2024
Current asset portion	Prepaid expenses and other current assets	$—	$154
Non-current asset portion	Other non-current assets	1,296	9,686
Non-current liability portion	Other long-term liabilities	(1,114)	—
Total cash flow hedges		$182	$9,840
The effect of our interest rate swaps on our Unaudited Condensed Consolidated Statements of Other Comprehensive Income (Loss) and Unaudited Condensed Consolidated Statements of Net Income (Loss) are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Amount of pretax gains (losses) recognized in Other comprehensive income (loss)	$210	$1,801	$(6,150)	$8,092
Amount of pretax gains reclassified from Accumulated other comprehensive loss into Interest expense	$1,656	$3,186	$3,371	$6,071
Foreign Currency Contracts
We may enter into foreign currency forward contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The foreign currency forward exchange contracts are marked to market through Net foreign exchange transaction losses on our Unaudited Condensed Consolidated Statements of Net Income (Loss) and carried at fair value on our Unaudited Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Net foreign exchange transaction losses on our Unaudited Condensed Consolidated Statements of Net Income (Loss).
As of October 31, 2024, and April 30, 2024, we did not maintain any open foreign currency forward contracts. In addition, we did not maintain any open foreign currency forward contracts during the six months ended October 31, 2024 and 2023.

INDEX
Note 17 — Capital Stock and Changes in Capital Accounts
Share Repurchases
The following table summarizes the share repurchases of Class A and Class B Common Stock (shares in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Shares repurchased - Class A	261	367	556	668
Shares repurchased - Class B	1	1	1	1
Average Price - Class A and Class B	$47.76	$33.97	$44.89	$33.64
The cost of shares repurchased may differ from the repurchases of treasury shares in the Unaudited Condensed Consolidated Statements of Cash Flows due to excise taxes incurred on share repurchases.
Dividends
We declared and paid quarterly cash dividends on our Class A and Class B Common Stock for a total of $38.3 million and $38.7 million in the six months ended October 31, 2024 and 2023, respectively.

Changes in Common Stock
The following is a summary of changes during the six months ended October 31, in shares of our common stock and common stock in treasury (shares in thousands):

Changes in Class A Common Stock:	2024	2023
Number of shares, beginning of year	70,259	70,231
Common stock class conversions	24	3
Number of shares issued, end of period	70,283	70,234

Changes in Class A Common Stock in treasury:
Number of shares held, beginning of year	24,828	23,983
Restricted shares issued under stock-based compensation plans	(256)	(384)
Impact of tax withholding on stock-based compensation and other	96	126
Purchases of treasury shares	556	668
Number of shares held, end of period	25,224	24,393
Number of Class A Common Stock outstanding, end of period	45,059	45,841

Changes in Class B Common Stock:	2024	2023
Number of shares, beginning of year	12,923	12,951
Common stock class conversions	(24)	(3)
Number of shares issued, end of period	12,899	12,948

Changes in Class B Common Stock in treasury:
Number of shares held, beginning of year	3,928	3,925
Purchases of treasury shares	1	1
Number of shares held, end of period	3,929	3,926
Number of Class B Common Stock outstanding, end of period	8,970	9,022

INDEX
Note 18 — Commitments and Contingencies
Legal Proceedings
We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of October 31, 2024, will not have a material effect upon our consolidated financial condition or results of operations.

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
On June 1, 2023, Wiley’s Board of Directors approved a plan to divest certain businesses that we determined are non-core businesses. Those businesses are University Services, Wiley Edge, and CrossKnowledge. On January 1, 2024 we completed the sale of University Services. On May 31, 2024 we completed the sale of Wiley Edge with the exception of its India operations which sold on August 31, 2024. On August 31, 2024 we completed the sale of CrossKnowledge.
We report financial information for the following segments, as well as a Corporate category, which includes certain costs that are not allocated to the reportable segments:
•Research includes the reporting lines of Research Publishing and Research Solutions;
•Learning includes the Academic and Professional reporting lines and consists of publishing and related knowledge solutions;
•Held for Sale or Sold includes businesses sold in fiscal year 2025 which includes CrossKnowledge and Wiley Edge and in fiscal year 2024 which includes University Services and Tuition Manager.
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

INDEX
RESULTS OF OPERATIONS – THREE MONTHS ENDED OCTOBER 31, 2024
SECOND QUARTER SUMMARY
•US GAAP Results: Consolidated Revenue of $426.6 million (-13%, compared with the prior year), decrease due to the divested businesses, Operating Income of $64.1 million (+39%, compared with the prior year), and Diluted Earnings per Share of $0.74 (+$1.09 per share, compared with the prior year diluted loss per share).
•Adjusted Results at Constant Currency (excluding Held for Sale or Sold segment results): Adjusted Revenue of $423.4 million (+3%, compared with the prior year), Adjusted Operating Income of $68.8 million (+32%, compared with the prior year), Adjusted EBITDA of $105.5 million (+14%, compared with the prior year), and Adjusted EPS of $0.97 (+36%, compared with the prior year).

CONSOLIDATED RESULTS OF OPERATIONS
Revenue:
Revenue for the three months ended October 31, 2024, decreased $66.2 million, or 13%, as compared with the prior year. On a constant currency basis, revenue decreased 14% as compared with the prior year.
Excluding the revenues from the Held for Sale or Sold segment, Adjusted Revenue increased 3% on a constant currency basis.
We executed a $21 million content rights project for training GenAI large language models of which $4 million was recognized in the three months ended October 31, 2024, and $17 million in the three months ended July 31, 2024 primarily all in the Learning segment. On a constant currency basis excluding the GenAI project, Adjusted Revenue for the three months ended October 31, 2024 increased 2% as compared with the prior year.
Adjusted Revenue
Below is a reconciliation of our consolidated US GAAP Revenue, net to Non-GAAP Adjusted Revenue, net:

	Three Months Ended October 31,
	2024	2023
US GAAP Revenue, net	$426,595	$492,808
Less: Held for Sale or Sold segment (1)	(3,196)	(86,198)
Non-GAAP Adjusted Revenue, net	$423,399	$406,610

(1)	Our Adjusted Revenue, net excludes the impact of our Held for Sale or Sold segment revenue.
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:

Cost of sales for the three months ended October 31, 2024 of $107.0 million decreased $48.6 million, or 31%, as compared with the prior year. On a constant currency basis, cost of sales decreased 32% as compared with the prior year. This was primarily due to the prior year including employee and marketing costs related to the University Services business which was sold on January 1, 2024 and, to a lesser extent, lower employee costs related to the Wiley Edge business which was sold on May 31, 2024.

Excluding the cost of sales from the Held for Sale or Sold segment, cost of sales decreased 2% as compared with the prior year on a constant currency basis primarily due to lower product development related costs in both Learning and Research.

INDEX
Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended October 31, 2024 of $238.9 million decreased $13.4 million, or 5% as compared with the prior year. On a constant currency basis, operating and administrative expenses decreased 6% as compared with the prior year primarily due to lower employee related costs.

Excluding operating and administrative expenses from the Held for Sale or Sold segment, operating and administrative expenses were consistent with the prior year on a constant currency basis primarily due to lower employee related costs, offset by higher professional fees.

Restructuring and Related Charges:

We recorded restructuring and related charges in the three months ended October 31, 2024 and 2023 of $3.6 million and $25.1 million, respectively. These charges are reflected in Restructuring and related charges on our Unaudited Condensed Consolidated Statements of Net Income (Loss).

Global Restructuring Program

Beginning in fiscal year 2023, the Company initiated the Global Restructuring Program which was expanded in fiscal year 2024 to include those actions that will focus Wiley on its leading global position in the development and application of new knowledge and drive greater profitability, growth, and cash flow. We will focus on our strongest and most profitable businesses and large market opportunities in Research and Learning, as well as streamline our organization and rightsize our cost structure to reflect these portfolio actions. Under this program, we reduced our real estate square footage occupancy by approximately 35%.

Excluding actions related to the Held for Sale or Sold segment, we anticipate to yield annualized cost savings of approximately $80 million, with approximately $75 million of that to be realized this fiscal year from actions taken starting in fiscal year 2024.

For the three months ended October 31, 2024 and 2023, we recorded pretax restructuring charges of $3.7 million and $24.8 million, respectively, related to this program.

We anticipate ongoing severance related charges and facility-related costs associated with certain properties to result in additional restructuring charges in future periods.

See Note 9, “Restructuring and Related Charges” for more details on the Global Restructuring Program charges.

Business Optimization Program

For the three months ended October 31, 2024 and 2023, we recorded pretax restructuring credits of $(0.1) million and charges of $0.3 million, respectively, related to this program.

See Note 9, “Restructuring and Related Charges” for more details on the Business Optimization Program charges.

For the impact of our restructuring programs on diluted earnings (loss) per share, see the section below, “Diluted Earnings (Loss) per Share.”

Amortization of Intangible Assets:

Amortization of intangible assets was $12.9 million for the three months ended October 31, 2024, a decrease of $0.6 million, or 5%, as compared with the prior year. On a constant currency basis, amortization of intangible assets decreased 6% as compared with the prior year primarily due to the completion of amortization of certain acquired intangible assets.

INDEX
Operating Income, Adjusted Operating Income (OI) and Adjusted EBITDA:
Operating income of $64.1 million for the three months ended October 31, 2024, increased $17.9 million or 39% as compared with the prior year on a reported basis. On a constant currency basis, operating income increased 39% as compared with prior year. The increase was primarily due to lower costs of sales, restructuring charges and operating and administrative expenses, partially offset by a decrease in revenue.
Adjusted OI on a constant currency basis increased 32% as compared with the prior year. The increase in Adjusted OI was primarily due to an increase in Adjusted Revenue and, to a lesser extent, lower cost of sales.
Adjusted EBITDA on a constant currency basis increased 14% as compared with the prior year primarily due to an increase in Adjusted Revenue.
Adjusted OI
Below is a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted OI:

	Three Months Ended October 31,
	2024	2023
US GAAP Operating Income	$64,133	$46,245
Adjustments:
Restructuring and related charges	3,627	25,102
Held for Sale or Sold segment Adjusted Operating Loss (Income) (1)	1,059	(19,100)
Non-GAAP Adjusted OI	$68,819	$52,247

(1)	Our Adjusted OI excludes the impact of our Held for Sale or Sold segment Adjusted Operating Loss (Income).
Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net Income (Loss) to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended October 31,
	2024	2023
Net Income (Loss)	$40,458	$(19,445)
Interest expense	14,463	12,937
Provision (benefit) for income taxes	8,479	(2,585)
Depreciation and amortization	36,718	40,174
Non-GAAP EBITDA	100,118	31,081
Restructuring and related charges	3,627	25,102
Net foreign exchange transaction losses	3,328	2,357
Net (gain) loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	(369)	51,414
Other (income) expense, net	(2,226)	1,567
Held for Sale or Sold segment Adjusted EBITDA (1)	1,059	(19,100)
Non-GAAP Adjusted EBITDA	$105,537	$92,421

(1)	Our Non-GAAP Adjusted EBITDA excludes the Held for Sale or Sold segment Non-GAAP Adjusted EBITDA.

INDEX
Interest Expense:
Interest expense for the three months ended October 31, 2024, was $14.5 million compared with the prior year of $12.9 million. This increase was primarily due to a higher weighted average effective interest rate.
Net Foreign Exchange Transaction Losses:

Net foreign exchange transaction losses of $(3.3) million for the three months ended October 31, 2024 were primarily due to losses on our foreign currency denominated intercompany accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.
Net foreign exchange transaction losses of $(2.4) million for the three months ended October 31, 2023 were primarily due to losses on our intercompany accounts receivable and payable balances, partially offset by gains on our foreign currency denominated third party accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.
Net Gain (Loss) on Sale of Businesses, Assets, and Impairment Charges Related to Assets Held-For-Sale:

For the three months ended October 31, 2024 and 2023, we recorded net pretax gain (loss) on sale of businesses, assets and impairment charges related to assets held-for-sale as follows:

	Three Months Ended October 31,
	2024	2023
Wiley Edge	$956	$—
University Services	—	(34,807)
Tuition Manager	—	568
CrossKnowledge	(438)	(17,175)
Sale of assets	(149)	—
Net gain (loss) on sale of businesses, assets, and impairment charges related to assets held-for-sale	$369	$(51,414)

These charges are reflected in Net gain (loss) on sale of businesses, assets, and impairment charges related to assets held-for-sale on our Unaudited Condensed Consolidated Statements of Net Income (Loss).

On August 31, 2024, we completed the sale of CrossKnowledge which was included in our Held for Sale or Sold segment. The pretax loss on sale was $51.5 million. In connection with the held-for-sale classification, we recognized cumulative impairment charges of $51.0 million. Upon the completion of the sale, we recognized an additional loss of $0.5 million in the three months ended October 31, 2024 due to subsequent changes in the fair value less costs to sell, as well as changes in the carrying amount of the disposal group.

On May 31, 2024, we completed the sale of Wiley Edge which was included in our Held for Sale or Sold segment, with the exception of its India operations which sold on August 31, 2024. The total pretax loss on sale was $18.6 million. In connection with the held-for-sale classification, we recognized cumulative impairment charges of $19.4 million. Upon the completion of the sale, we recognized a net gain of $0.8 million in the six months ended October 31, 2024, which included $1.0 million in the three months ended October 31, 2024, primarily due to the sale of the India operations, partially offset by subsequent changes in the costs to sell.
In the three months ended October 31, 2024 we sold a facility which was reflected in Technology, property, and equipment, net in our Unaudited Condensed Consolidated Statements of Financial Position which resulted in a pretax loss on sale of $0.2 million.
In the three months ended October 31, 2023, we recorded a held-for-sale pretax impairment of $51.9 million which includes $34.8 million for University Services and $17.1 million for CrossKnowledge. Additionally, in the three months ended October 31, 2023, there was a reduction in the pretax loss on the sale of our Tuition Manager business previously in our Held for Sale or Sold segment due to cash received after the closing of approximately $0.5 million.

INDEX

See Note 3, “Divestitures” for more details on the divestitures.

Provision (Benefit) for Income Taxes:
Below is a reconciliation of our US GAAP Income (Loss) Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Three Months Ended October 31,
	2024	2023
US GAAP Income (Loss) Before Taxes	$48,937	$(22,030)
Pretax Impact of Adjustments:
Restructuring and related charges	3,627	25,102
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	2,943	3,223
Amortization of acquired intangible assets	12,944	14,303
Net (gain) loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	(369)	51,414
Held for Sale or Sold segment Adjusted Loss (Income) Before Taxes (1)	1,059	(19,099)
Non-GAAP Adjusted Income Before Taxes	$69,141	$52,913

(1)	Our Adjusted Income Before Taxes excludes the Adjusted Loss (Income) Before Taxes of our Held for Sale or Sold segment.

Below is a reconciliation of our US GAAP Income Tax Provision (Benefit) to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Three Months Ended October 31,
	2024	2023
US GAAP Income Tax Provision (Benefit)	$8,479	$(2,585)
Income Tax Impact of Adjustments(1):
Restructuring and related charges	161	6,315
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	729	888
Amortization of acquired intangible assets	1,792	3,645
Net (gain) loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	(588)	8,542
Held for Sale or Sold segment Adjusted Tax Benefit (Provision)(2)	515	(4,270)
Income Tax Adjustments
Impact of valuation allowance on the US GAAP effective tax rate(3)	4,911	—
Non-GAAP Adjusted Income Tax Provision	$15,999	$12,535

US GAAP Effective Tax Rate	17.3%	11.7%
Non-GAAP Adjusted Effective Tax Rate	23.1%	23.7%

INDEX

(1)	For the three months ended October 31, 2024 and 2023, substantially all of the tax impact was from deferred taxes.
(2)	Our Adjusted Income Tax Provision excludes the Adjusted Tax Benefit (Provision) of our Held for Sale or Sold segment.
(3)	In the three months ended October 31, 2024, there was a $4.9 million impact on the US GAAP effective tax rate due to the valuation allowance on deferred tax assets in the US.
The US GAAP effective tax rate for the three months ended October 31, 2024, was 17.3% compared to 11.7% for the three months ended October 31, 2023. The US GAAP effective tax rate for the three months ended October 31, 2024 was greater than the US GAAP effective tax rate for the three months ended October 31, 2023 primarily driven by US ordinary losses for which no tax benefit can be recognized as a result of the valuation allowance recorded against the net deferred tax assets.

The Non-GAAP Adjusted Effective Tax Rate was 23.1% for the three months ended October 31, 2024 compared to 23.7% for the three months ended October 31, 2023. The slight decrease in the Non-GAAP Adjusted Effective Tax Rate for the three months ended October 31, 2024 compared with the three months ended October 31, 2023 was primarily due to the mix of income.
Diluted Earnings (Loss) per Share:
Diluted earnings per share for the three months ended October 31, 2024 was $0.74 per share compared with a loss per share of $(0.35) per share for the three months ended October 31, 2023. This increase was primarily due to impairment charges related to assets held-for-sale in the prior year and, to a lesser extent, an increase in operating income in the three months ended October 31, 2024. This was partially offset by an income tax benefit in the prior year compared to income tax expense in the three months ended October 31, 2024.
Below is a reconciliation of our US GAAP Earnings (Loss) per Share to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below are presented in the section above, “Provision (Benefit) for Income Taxes.”

	Three Months Ended October 31,
	2024	2023
US GAAP Earnings (Loss) Per Share	$0.74	$(0.35)
Adjustments:
Restructuring and related charges	0.06	0.34
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	0.04	0.04
Amortization of acquired intangible assets	0.21	0.19
Net (gain) loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	—	0.77
Held for Sale or Sold segment Adjusted Net Loss (Income)(1)	0.01	(0.27)
Income tax adjustments	(0.09)	—
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (2)	—	0.01
Non-GAAP Adjusted EPS	$0.97	$0.73

(1)	Our Adjusted EPS excludes the Adjusted Net Loss (Income) of our Held for Sale or Sold segment.
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

On a constant currency basis, Adjusted EPS increased 36% primarily due to an increase in Adjusted Operating Income.

INDEX
SEGMENT OPERATING RESULTS

	Three Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
RESEARCH	2024	2023
Revenue:
Research Publishing	$222,667	$219,743	1%	1%
Research Solutions	39,218	37,927	3%	2%
Total Research Revenue	261,885	257,670	2%	1%

Cost of Sales	67,527	71,300	5%	6%
Operating Expenses	123,745	116,228	(6)%	(5)%
Amortization of Intangible Assets	11,086	11,286	2%	3%
Adjusted Operating Income	59,527	58,856	1%	2%
Depreciation and amortization	22,522	22,668	1%	2%
Adjusted EBITDA	$82,049	$81,524	1%	1%
Adjusted EBITDA Margin	31.3%	31.6%
Revenue:

Research revenue for the three months ended October 31, 2024 increased $4.2 million, or 2%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 1% as compared with the prior year. Research Publishing revenue increased primarily due to gold open access and, to a lesser extent, institutional models, partially offset by a decline in legacy print and licensing revenue. Research Solutions revenue increased primarily due to managed services, databases and, to a lesser extent, career centers, partially offset by a decline in advertising. Open access article output growth was approximately 16% as compared with the prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 1% as compared with the prior year. This increase was primarily due to higher revenue and lower royalty costs, partially offset by higher professional fees, employment costs, and travel and entertainment costs.

INDEX

	Three Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
LEARNING	2024	2023
Revenue:
Academic	$94,788	$89,125	6%	5%
Professional	66,726	59,815	12%	11%
Total Learning Revenue	161,514	148,940	8%	7%

Cost of Sales	38,188	35,617	(7)%	(6)%
Operating Expenses	65,434	71,132	8%	9%
Amortization of Intangible Assets	2,021	2,279	11%	11%
Adjusted Operating Income	55,871	39,912	40%	38%
Depreciation and amortization	10,897	13,974	22%	23%
Adjusted EBITDA	$66,768	$53,886	24%	23%
Adjusted EBITDA Margin	41.3%	36.2%
Revenue:

Learning revenue increased $12.6 million, or 8%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 7% as compared with the prior year. On a constant currency basis, excluding the $21 million content rights project for training GenAI large language models of which $4 million was recognized in the three months ended October 31, 2024, and $17 million in the three months ended July 31, 2024, Learning revenue increased 5% as compared with the prior year. Professional revenue on a constant currency basis excluding GenAI increased 8% due to an increase in print books due to an improved retail channel environment and increased sell through. Academic revenue on a constant currency basis excluding GenAI increased 3% due to licensing, inclusive access and, to a lesser extent, zyBooks digital courseware, partially offset by a decline in print books.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 23% as compared with the prior year. This increase was primarily due to revenue performance and, to a lesser extent, a decrease in employee costs after recent restructuring actions, partially offset by higher royalty costs.

INDEX

	Three Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
HELD FOR SALE OR SOLD	2024	2023
Total Held for Sale or Sold Revenue	$3,196	$86,198	(96)%	(96)%

Cost of Sales	1,285	48,697	97%	97%
Operating Expenses	2,970	18,401	84%	84%
Adjusted Operating (Loss) Income	(1,059)	19,100	#	#
Depreciation and amortization	—	—	#	#
Adjusted EBITDA	$(1,059)	$19,100	#	#
Adjusted EBITDA Margin	(33.1)%	22.2%
# Not meaningful
Revenue:

Revenue for Held for Sale or Sold decreased $83.0 million, or 96%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 96% as compared with the prior year. This was primarily due to a decrease in University Services revenue due to the sale of the business on January 1, 2024, placement revenues due to the sale of the Wiley Edge business on May 31, 2024 and, to a lesser extent, a decrease in CrossKnowledge revenue due to the sale of the business on August 31, 2024.
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased $20.2 million as compared with the prior year. This decrease was primarily due to lower revenue, partially offset by lower employment and marketing costs due to the sale of the University Services and Wiley Edge businesses.

	Three Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
CORPORATE EXPENSES	2024	2023
Operating Expenses	$46,742	$46,521	0%	0%
Amortization of Intangible Assets	(163)	—	#	#
Adjusted Corporate Expenses	(46,579)	(46,521)	0%	0%
Depreciation and amortization	3,299	3,532	7%	7%
Adjusted EBITDA	$(43,280)	$(42,989)	(1)%	0%
# Not meaningful
On a constant currency basis, adjusted corporate expenses of $43.3 million on an Adjusted EBITDA basis was consistent with the prior year. This was primarily due to higher executive severance costs in the prior year, and a decrease in employee costs, offset by higher technology related costs.

INDEX
RESULTS OF OPERATIONS – SIX MONTHS ENDED OCTOBER 31, 2024
SIX MONTHS SUMMARY
•US GAAP Results: Consolidated Revenue of $830.4 million (-12%, compared with the prior year), Operating Income of $93.1 million (+$63.2 million, compared with the prior year), and Diluted Earnings per Share of $0.71 ($+2.73 per share, compared with the prior year diluted loss per share).
•Adjusted Results at Constant Currency (excluding Held for Sale or Sold segment results): Adjusted Revenue of $813.0 million (+5%, compared with the prior year), Adjusted Operating Income of $104.2 million (+46%, compared with the prior year), Adjusted EBITDA of $178.2 million (+17%, compared with the prior year), and Adjusted EPS of $1.44 (+47%, compared with the prior year).

CONSOLIDATED RESULTS OF OPERATIONS
Revenue:
Revenue for the six months ended October 31, 2024, decreased $113.4 million, or 12%, as compared with the prior year. On a constant currency basis, revenue decreased 12% as compared with the prior year.
Excluding the revenues from the Held for Sale or Sold segment, Adjusted Revenue increased 5% on a constant currency basis.
On a constant currency basis excluding the GenAI project as described above, Adjusted Revenue for the six months ended October 31, 2024 increased 2% as compared with the prior year.
Adjusted Revenue
Below is a reconciliation of our consolidated US GAAP Revenue, net to Non-GAAP Adjusted Revenue, net:

	Six Months Ended October 31,
	2024	2023
US GAAP Revenue, net	$830,404	$943,821
Less: Held for Sale or Sold segment (1)	(17,382)	(170,087)
Non-GAAP Adjusted Revenue, net	$813,022	$773,734

(1)	Our Adjusted Revenue, net excludes the impact of our Held for Sale or Sold segment revenue.
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:

Cost of sales for the six months ended October 31, 2024 of $216.2 million decreased $96.5 million, or 31%, as compared with the prior year. On a constant currency basis, cost of sales decreased 31% as compared with the prior year. This was primarily due to the prior year including employee and marketing costs related to the University Services business which was sold on January 1, 2024 and, to a lesser extent, lower employee costs related to the Wiley Edge business which was sold on May 31, 2024.

Excluding the cost of sales from the Held for Sale or Sold segment, cost of sales decreased 1% as compared with the prior year on a constant currency basis primarily due to lower product development and inventory related costs, partially offset by higher royalty costs in Learning.

INDEX
Operating and Administrative Expenses:

Operating and administrative expenses for the six months ended October 31, 2024 of $487.7 million decreased $20.4 million, or 4% as compared with the prior year. On a constant currency basis, operating and administrative expenses decreased 4% as compared with the prior year primarily reflecting lower employee related costs.

Excluding operating and administrative expenses from the Held for Sale or Sold segment, operating and administrative expenses increased 1% on a constant currency basis as compared with the prior year primarily due to higher professional fees, travel and entertainment costs, and advertising and marketing costs, partially offset by lower employment costs and, to a lesser extent, lower technology related costs, depreciation, and facility costs.

Impairment of Goodwill:
We recorded an impairment of goodwill for the six months ended October 31, 2023, of $26.7 million. This charge is reflected in the Impairment of goodwill in the Unaudited Condensed Consolidated Statements of Net Income (Loss).

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

Restructuring and Related Charges:

We recorded restructuring and related charges in the six months ended October 31, 2024 and 2023 of $7.5 million and $37.2 million, respectively. These charges are reflected in Restructuring and related charges on our Unaudited Condensed Consolidated Statements of Net Income (Loss).

Global Restructuring Program

For the six months ended October 31, 2024 and 2023, we recorded pretax restructuring charges of $11.2 million and $36.5 million, respectively, related to this program.

We anticipate ongoing severance related charges and facility-related costs associated with certain properties to result in additional restructuring charges in future periods.

See Note 9, “Restructuring and Related Charges” for more details on the Global Restructuring Program charges.

Business Optimization Program

For the six months ended October 31, 2024 and 2023, we recorded pretax restructuring credits of $(3.7) million and charges of $0.7 million, respectively, related to this program.

See Note 9, “Restructuring and Related Charges” for more details on the Business Optimization Program credits and charges.

For the impact of our restructuring programs on diluted earnings (loss) per share, see the section below, “Diluted Earnings (Loss) per Share.”

INDEX
Amortization of Intangible Assets:

Amortization of intangible assets was $25.9 million for the six months ended October 31, 2024, a decrease of $3.3 million, or 11%, as compared with the prior year. On a constant currency basis, amortization of intangible assets decreased 12% as compared with the prior year primarily due to the cessation of amortization for held-for-sale assets and, to a lesser extent, the completion of amortization of certain acquired intangible assets. See Note 3, “Divestitures” for more details on these divestitures.

Operating Income, Adjusted Operating Income (OI) and Adjusted EBITDA:
Operating income of $93.1 million for the six months ended October 31, 2024, increased $63.2 million compared with the prior year. The increase was primarily due to lower costs of sales, restructuring charges, a goodwill impairment in the six months ended October 31, 2023, and lower operating and administrative expenses, partially offset by a decrease in revenue.
Adjusted OI on a constant currency basis increased 46% as compared with the prior year. The increase in Adjusted OI was primarily due to an increase in Adjusted Revenue and, to a lesser extent, lower costs of sales, partially offset by higher operating and administrative expenses.
Adjusted EBITDA on a constant currency basis increased 17% as compared with the prior year primarily due to an increase in Adjusted Revenue, partially offset by higher operating and administrative expenses and, to a lesser extent higher cost of sales.
Adjusted OI
Below is a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted OI:

	Six Months Ended October 31,
	2024	2023
US GAAP Operating Income	$93,106	$29,890
Adjustments:
Restructuring and related charges	7,497	37,225
Impairment of goodwill	—	26,695
Held for Sale or Sold segment Adjusted Operating Loss (Income)(1)	3,578	(22,184)
Non-GAAP Adjusted OI	$104,181	$71,626

(1)	Our Adjusted OI excludes the impact of our Held for Sale or Sold segment Adjusted Operating Loss or (Income).

INDEX
Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net Income (Loss) to Non-GAAP EBITDA and Adjusted EBITDA:

	Six Months Ended October 31,
	2024	2023
Net Income (Loss)	$39,022	$(111,709)
Interest expense	27,250	24,271
Provision (benefit) for income taxes	32,918	(17,044)
Depreciation and amortization	73,971	83,902
Non-GAAP EBITDA	173,161	(20,580)
Impairment of goodwill	—	26,695
Restructuring and related charges	7,497	37,225
Net foreign exchange transaction losses	3,094	3,977
Net (gain) loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	(6,170)	127,343
Other (income) expense, net	(3,008)	3,052
Held for Sale or Sold segment Adjusted EBITDA (1)	3,578	(25,621)
Non-GAAP Adjusted EBITDA	$178,152	$152,091

(1)	Our Non-GAAP Adjusted EBITDA excludes the Held for Sale or Sold segment Non-GAAP Adjusted EBITDA.
Interest Expense:
Interest expense for the six months ended October 31, 2024, was $27.3 million compared with the prior year of $24.3 million. This increase was primarily due to a higher weighted average effective interest rate.
Net Foreign Exchange Transaction Losses:

Net foreign exchange transaction losses of $(3.1) million for the six months ended October 31, 2024 were primarily due to losses on our third-party receivable and payable balances and, to a lesser extent, losses on our foreign currency denominated intercompany accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar. In the six months ended October 31, 2024, we wrote off an additional net $0.3 million in cumulative translation adjustments in earnings due to the closure of our operations in Russia.
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

INDEX
Net Gain (Loss) on Sale of Businesses, Assets, and Impairment Charges Related to Assets Held-for-Sale:

For the six months ended October 31, 2024 and 2023, we recorded net pretax gain (loss) on sale of businesses, assets, and impairment charges related to assets held-for-sale as follows:

	Six Months Ended October 31,
	2024	2023
Wiley Edge	$788	$—
University Services	1,489	(75,466)
Tuition Manager	120	(1,500)
CrossKnowledge	3,922	(50,377)
Sale of assets	(149)	—
Net gain (loss) on sale of businesses, assets, and impairment charges related to assets held-for-sale	$6,170	$(127,343)

These charges are reflected in Net gain (loss) on sale of businesses, assets, and impairment charges related to assets held-for-sale on our Unaudited Condensed Consolidated Statements of Net Income (Loss).

On August 31, 2024, we completed the sale of CrossKnowledge which was included in our Held for Sale or Sold segment. The pretax loss on sale was $51.5 million. In connection with the held-for-sale classification, we recognized cumulative impairment charges of $51.0 million which included $55.4 million recognized in fiscal year 2024 and a reduction of $4.4 million in the three months ended July 31, 2024. Upon completion of the sale, we recognized a net reduction in the loss of $3.9 million in the six months ended October 31, 2024.

On May 31, 2024, we completed the sale of Wiley Edge which was included in our Held for Sale or Sold segment, with the exception of its India operations which sold on August 31, 2024. The total pretax loss on sale was $18.6 million. In connection with the held-for-sale classification, we recognized cumulative impairment charges of $19.4 million in the year ended April 30, 2024. Upon the completion of the sale, we recognized a net gain of $0.8 million in the six months ended October 31, 2024, which included $1.0 million in the three months ended October 31, 2024, primarily due to the sale of the India operations, partially offset by subsequent changes in the costs to sell.

On January 1, 2024 we completed the sale of University Services, which was included in our Held for Sale or Sold segment. The pretax loss on sale was $105.6 million which was reduced during the six months ended October 31, 2024 due to third-party customer consents and working capital adjustments of $1.5 million that occurred in the first quarter of fiscal year 2025. In the six months ended October 31, 2024, there was a reduction in the pretax loss on the sale of our Tuition Manager business previously in our Held for Sale or Sold segment of $0.1 million due to a selling price adjustment for cash received after the closing.

In the three months ended October 31, 2024 we sold a facility which was reflected in Technology, property, and equipment, net in our Unaudited Condensed Consolidated Statements of Financial Position which resulted in a pretax loss on sale of $0.2 million.

In the six months ended October 31, 2023, we recorded a held-for-sale pretax impairment of $125.8 million which includes $75.4 million for University Services, and $50.4 million for CrossKnowledge. Additionally, in the six months ended October 31, 2023 there was a pretax loss on the sale of our Tuition Manager business previously in our Held for Sale or Sold segment, of approximately $1.5 million.

See Note 3, “Divestitures” for more details on the divestitures.

INDEX

Provision (Benefit) for Income Taxes:
Below is a reconciliation of our US GAAP Income (Loss) Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Six Months Ended October 31,
	2024	2023
US GAAP Income (Loss) Before Taxes	$71,940	$(128,753)
Pretax Impact of Adjustments:
Impairment of goodwill	—	26,695
Restructuring and related charges	7,497	37,225
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	351	3,217
Amortization of acquired intangible assets	25,913	30,971
Net (gain) loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	(6,170)	127,343
Held for Sale or Sold segment Adjusted Loss (Income) Before Taxes (1)	3,578	(24,133)
Non-GAAP Adjusted Income Before Taxes	$103,109	$72,565

(1)	Our Adjusted Income Before Taxes excludes the Adjusted Loss (Income) Before Taxes of our Held for Sale or Sold segment.

Below is a reconciliation of our US GAAP Income Tax Provision (Benefit) to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Six Months Ended October 31,
	2024	2023
US GAAP Income Tax Provision (Benefit)	$32,918	$(17,044)
Income Tax Impact of Adjustments(1):
Impairment of goodwill	—	2,697
Restructuring and related charges	911	9,251
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	338	854
Amortization of acquired intangible assets	3,601	7,517
Net (gain) loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	(1,513)	19,203
Held for Sale or Sold segment Adjusted Tax Benefit (Provision)(2)	887	(5,266)
Income Tax Adjustments
Impact of valuation allowance on the US GAAP effective tax rate(3)	(13,119)	—
Non-GAAP Adjusted Income Tax Provision	$24,023	$17,212

US GAAP Effective Tax Rate	45.8%	13.2%
Non-GAAP Adjusted Effective Tax Rate	23.3%	23.7%

INDEX

(1)	For the six months ended October 31, 2024 and 2023, substantially all of the tax impact was from deferred taxes.
(2)	Our Adjusted Income Tax Provision excludes the Adjusted Tax Benefit (Provision) of our Held for Sale or Sold segment.
(3)	In the six months ended October 31, 2024, there was a $13.1 million impact on the US GAAP effective tax rate due to the valuation allowance on deferred tax assets in the US.
The US GAAP effective tax rate for the six months ended October 31, 2024, was 45.8% compared to 13.2% for the six months ended October 31, 2023. The US GAAP effective tax rate for the six months ended October 31, 2024 was greater than the US GAAP effective tax rate for the six months ended October 31, 2023 primarily driven by US ordinary losses for which no tax benefit can be recognized as a result of the valuation allowance recorded against the net deferred tax assets.

The Non-GAAP Adjusted Effective Tax Rate was 23.3% for the six months ended October 31, 2024 compared to 23.7% for the six months ended October 31, 2023. The slight decrease in the Non-GAAP Adjusted Effective Tax Rate for the six months ended October 31, 2024 compared with the six months ended October 31, 2023 was primarily due to the mix of income.
Diluted Earnings (Loss) per Share:

Diluted earnings per share for the six months ended October 31, 2024 was $0.71 per share compared with a loss per share of $(2.02) per share for the six months ended October 31, 2023. This increase was primarily due to impairment charges related to assets held-for-sale in the prior year and, to a lesser extent, an increase in operating income, partially offset by an income tax benefit in the prior year compared to income tax expense in the six months ended October 31, 2024.

Below is a reconciliation of our US GAAP Earnings (Loss) per Share to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below are presented in the section above, “Provision (Benefit) for Income Taxes.”

	Six Months Ended October 31,
	2024	2023
US GAAP Earnings (Loss) Per Share	$0.71	$(2.02)
Adjustments:
Impairment of goodwill	—	0.43
Restructuring and related charges	0.12	0.50
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	—	0.04
Amortization of acquired intangible assets	0.40	0.42
Net (gain) loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	(0.08)	1.94
Held for Sale or Sold segment Adjusted Net Loss (Income)(1)	0.05	(0.34)
Income tax adjustments	0.24	—
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (2)	—	0.02
Non-GAAP Adjusted EPS	$1.44	$0.99

(1)	Our Adjusted EPS excludes the Adjusted Net Loss (Income) of our Held for Sale or Sold segment.
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

On a constant currency basis, Adjusted EPS increased 47% primarily due to an increase in Adjusted Operating Income.

INDEX
SEGMENT OPERATING RESULTS

	Six Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
RESEARCH	2024	2023
Revenue:
Research Publishing	$453,618	$442,743	2%	2%
Research Solutions	73,576	72,731	1%	1%
Total Research Revenue	527,194	515,474	2%	2%

Cost of Sales	138,249	141,567	2%	3%
Operating Expenses	252,074	238,862	(6)%	(5)%
Amortization of Intangible Assets	22,128	22,662	2%	3%
Adjusted Operating Income	114,743	112,383	2%	3%
Depreciation and amortization	45,081	45,880	2%	2%
Adjusted EBITDA	$159,824	$158,263	1%	1%
Adjusted EBITDA Margin	30.3%	30.7%
Revenue:

Research revenue for the six months ended October 31, 2024 increased $11.7 million, or 2%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 2% as compared with the prior year. Research Publishing revenue increased primarily due to institutional models, and open access, partially offset by a decrease in legacy print and licensing revenue. Research Solutions revenue increased primarily due to managed services and, to a lesser extent, databases, partially offset by advertising. Open access article output growth was approximately 15% as compared with the prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 1% as compared with the prior year. This increase was primarily due to higher revenue and, to a lesser extent, lower cost of sales, partially offset by higher employment and technology related costs.

INDEX

	Six Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
LEARNING	2024	2023
Revenue:
Academic	$154,752	$137,417	13%	12%
Professional	131,076	120,843	8%	8%
Total Learning Revenue	285,828	258,260	11%	10%

Cost of Sales	70,216	66,941	(5)%	(4)%
Operating Expenses	133,175	139,233	4%	5%
Amortization of Intangible Assets	4,066	4,548	11%	11%
Adjusted Operating Income	78,371	47,538	65%	63%
Depreciation and amortization	22,191	27,526	19%	20%
Adjusted EBITDA	$100,562	$75,064	34%	33%
Adjusted EBITDA Margin	35.2%	29.1%
Revenue:

Learning revenue increased $27.6 million, or 11%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 10% as compared with the prior year. On a constant currency basis, excluding the $21 million content rights project for training GenAI large language models, Learning revenue increased 2% as compared with the prior year. Academic revenue on a constant currency basis excluding GenAI increased 4% due to licensing, zyBooks digital courseware, and inclusive access, partially offset by a decrease in print book sales. Professional revenue on a constant currency basis excluding GenAI increased 1% due to an increase in print book sales, partially offset by a decrease in digital content.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 33% as compared with the prior year. This increase was primarily due to revenue performance and, to a lesser extent, a decrease in employee costs after recent restructuring actions, partially offset by higher royalty costs.

INDEX

	Six Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
HELD FOR SALE OR SOLD	2024	2023
Total Held for Sale or Sold Revenue	$17,382	$170,087	(90)%	(90)%

Cost of Sales	7,755	104,207	93%	93%
Operating Expenses	13,205	41,693	68%	68%
Amortization of Intangible Assets	—	2,003	#	#
Adjusted Operating (Loss) Income	(3,578)	22,184	#	#
Depreciation and amortization	—	3,437	#	#
Adjusted EBITDA	$(3,578)	$25,621	#	#
Adjusted EBITDA Margin	(20.6)%	15.1%
# Not meaningful
Revenue:

Revenue for Held for Sale or Sold decreased $152.7 million, or 90%, as compared with the prior year on a reported and constant currency basis. This was primarily due to a decrease in University Services revenue due to the sale of the business on January 1, 2024 and, to a lesser extent, placement revenues due to the sale of the Wiley Edge business on May 31, 2024.
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased $29.2 million as compared with the prior year. This decrease was primarily due to lower revenue, partially offset by lower employment and marketing costs due to the sale of the University Services and Wiley Edge businesses.

	Six Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
CORPORATE EXPENSES	2024	2023
Operating Expenses	$89,256	$88,295	(1)%	(1)%
Amortization of Intangible Assets	(323)	—	#	#
Adjusted Corporate Expenses	(88,933)	(88,295)	(1)%	0%
Depreciation and amortization	6,699	7,059	5%	5%
Adjusted EBITDA	$(82,234)	$(81,236)	(1)%	(1)%
# Not meaningful
On a constant currency basis, adjusted corporate expenses of $82.2 million on an Adjusted EBITDA basis increased 1% as compared with the prior year. This was primarily due to an increase in technology related costs, partially offset by a decrease in employee costs and, to a lesser extent, higher executive severance costs in the prior year.

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

As of October 31, 2024, we had cash and cash equivalents of $75.5 million, of which approximately all was located outside the US. Maintenance of these cash and cash equivalent balances outside the US does not have a material impact on the liquidity or capital resources of our operations. We intend to repatriate earnings from our non-US subsidiaries, and to the extent we repatriate these funds to the US, we will be required to pay income taxes in various US state and local jurisdictions and applicable non-US withholding or similar taxes in the periods in which such repatriation occurs. Accordingly, as of October 31, 2024, we have recorded a deferred tax liability of approximately $3.0 million related to the estimated taxes that would be incurred upon repatriating certain non-US earnings to the US.

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

As of October 31, 2024, we had approximately $961.0 million of debt outstanding, net of unamortized issuance costs of $0.5 million, and approximately $344.3 million of unused borrowing capacity under our Amended and Restated CA and other facilities. Our Amended and Restated CA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of October 31, 2024.
Analysis of Historical Cash Flows
The following table shows the changes in our Unaudited Condensed Consolidated Statements of Cash Flows.

	Six Months Ended October 31,
	2024	2023
Net cash used in operating activities	$(93,992)	$(83,486)
Net cash used in investing activities	(44,489)	(51,917)
Net cash provided by financing activities	113,083	129,702
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	$1,441	$(1,943)
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

INDEX
Free Cash Flow less Product Development Spending:

	Six Months Ended October 31,
	2024	2023
Net cash used in operating activities	$(93,992)	$(83,486)
Less: Additions to technology, property and equipment	(29,030)	(40,321)
Less: Product development spending	(7,127)	(8,168)
Free cash flow less product development spending	$(130,149)	$(131,975)
Net Cash Used in Operating Activities
The following is a summary of the $10.5 million change in Net cash used in operating activities for the six months ended October 31, 2024 compared with the six months ended October 31, 2023 (amounts in millions).

Net cash used in operating activities – Six months ended October 31, 2023	$(83.5)
Net income (loss) adjusted for items to reconcile net income (loss) to net cash used in operating activities, which would include such noncash items as depreciation and amortization, impairment of goodwill, (gains) losses on sale of businesses, assets, and impairment charges related to assets held-for-sale, restructuring charges, and the change in deferred taxes	(6.0)
Working capital changes:
Accounts receivable, net and contract liabilities	(7.5)
Accounts payable and accrued royalties	42.0
Changes in other assets and liabilities	(39.0)
Net cash used in operating activities – Six months ended October 31, 2024	$(94.0)

The unfavorable change in accounts receivable, net and contract liabilities was primarily due to higher Adjusted Revenues, and the timing of invoicing.

The favorable change in accounts payable and accrued royalties was primarily due to the timing of payments.

The unfavorable changes in other assets and liabilities noted in the table above was primarily due to higher payments for annual incentive compensation in fiscal year 2025 related to the prior fiscal year.

Our negative working capital (current assets less current liabilities) was $191.2 million and $419.2 million as of October 31, 2024 and April 30, 2024, respectively. This $228.0 million change in negative working capital was primarily due to the seasonality of our business. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions for which cash has been collected in advance. The contract liabilities will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of October 31, 2024 and as of April 30, 2024 includes $241.5 million and $483.8 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Cash collected in advance for subscriptions is used by us for a number of purposes, including funding operations, capital expenditures, acquisitions, debt repayments, dividend payments, and share repurchases.

INDEX
Net Cash Used In Investing Activities

Net cash used in investing activities for the six months ended October 31, 2024 was $44.5 million compared to $51.9 million in the prior year. The decrease in net cash used in investing activities was primarily due to a decrease in cash used of $11.3 million for additions to technology, property and equipment, and cash proceeds from a life insurance settlement of $2.1 million in fiscal year 2025, partially offset by the net cash transferred in fiscal year 2025 related to the sale of businesses and assets. See Note 3, "Divestitures" for further details.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $113.1 million for the six months ended October 31, 2024 compared to $129.7 million for the six months ended October 31, 2023. This decrease in cash provided by financing activities was primarily due to lower net borrowings in fiscal year 2025 of $14.1 million and, to a lesser extent, an increase in cash used to repurchase shares of $2.9 million in fiscal year 2025.

In the six months ended October 31, 2024, we increased our quarterly dividend to shareholders to $1.41 per share annualized versus $1.40 per share annualized in the prior year.
The following table summarizes the shares repurchased of Class A and Class B Common Stock (shares in thousands):

	Six Months Ended October 31,
	2024	2023
Shares repurchased – Class A	556	668
Shares repurchased – Class B	1	1
Average price – Class A and Class B	$44.89	$33.64
The cost of shares repurchased may differ from the repurchases of treasury shares in the Unaudited Condensed Consolidated Statements of Cash Flows due to excise taxes incurred on share repurchases.

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

On an annual basis, a hypothetical one percent change in interest rates for the $461.5 million of unhedged variable rate debt as of October 31, 2024 would affect net income and cash flow by approximately $3.5 million.
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
During the three and six months ended October 31, 2024, we recorded foreign currency translation gains in Accumulated other comprehensive loss, net of tax of approximately $27.9 million and $42.9 million, respectively, primarily as a result of the fluctuations of the US dollar relative to the euro and, to a lesser extent, the British pound sterling. During the three and six months ended October 31, 2023, we recorded foreign currency translation losses in Accumulated other comprehensive loss, net of tax of approximately $(33.9) million and $(22.7) million, respectively, primarily as a result of the fluctuations of the US dollar relative to the British pound sterling and, to a lesser extent, the euro.
Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses on the Unaudited Condensed Consolidated Statements of Net Income (Loss) as incurred. Under certain circumstances, we may enter into derivative financial instruments in the form of foreign currency forward contracts to hedge against specific transactions, including intercompany purchases and loans.

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

INDEX
The reserves are reflected in the following accounts of our Unaudited Condensed Consolidated Statements of Financial Position:

	October 31, 2024	April 30, 2024
Increase in Inventories, net	$7,839	$7,833
Decrease in Accrued royalties	$(3,112)	$(3,112)
Increase in Contract liabilities	$25,393	$25,393
Print book sales return reserve net liability balance	$(14,442)	$(14,448)
A one percent change in the estimated sales return rate could affect net income by approximately $0.6 million. A change in the pattern or trends in returns could affect the estimated allowance.
Customer Credit Risk

In the journal publishing business, some subscriptions are sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to us between the months of December and April. Although currently we have minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 16% of total annual consolidated revenue, and no one affiliated group of subscription agents accounts for more than 10% of total annual consolidated revenue.

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. No single book customer accounts for more than 7% of total consolidated revenue and 20% of accounts receivable at October 31, 2024. The top 10 book customers account for approximately 14% of total consolidated revenue and approximately 43% of accounts receivable at October 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Interim Chief Financial Officer, together with other members of the Company’s management, have conducted an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no significant developments related to legal proceedings during the three months ended October 31, 2024. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 Note 16, “Commitment and Contingencies”.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended October 31, 2024, we made the following purchases of Class A and Class B Common Stock under our publicly announced stock repurchase programs:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program	Maximum Dollar Value of Shares that May be Purchased Under Additional Plans or Programs (Dollars in millions)
August 2024	—	$—	—	—	$104.9
September 2024	139,000	45.89	139,000	—	98.6
October 2024	122,710	49.88	122,710	—	92.4
Total	261,710	$47.76	261,710	—	$92.4

(1)	Average price per share excludes excise taxes payable on share repurchases.
ITEM 5. OTHER INFORMATION
Directors and Executive Officers Trading Arrangements
During the period covered by this Quarterly Report on Form 10-Q, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

INDEX
ITEM 6. EXHIBITS

Material Contracts
10.1*	John Wiley & Sons, Inc. Director Restricted Share Unit Grant Agreement pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan.

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Inline XBRL
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith
**    Furnished herewith

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHN WILEY & SONS, INC. Registrant

By	/s/ Matthew S. Kissner
Matthew S. Kissner
President and Chief Executive Officer

By	/s/ Christopher F. Caridi
Christopher F. Caridi
Senior Vice President, Global Corporate Controller and Chief Accounting Officer and Interim Chief Financial Officer

Dated: December 6, 2024