Form 10-Q
period 2025-01-31
JOHN WILEY & SONS, INC.
filed 2025-03-07
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the Registrant’s classes of common stock as of February 28, 2025 were:
Class A, par value $1.00 – 44,892,855
Class B, par value $1.00 – 8,958,212

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

INDEX
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – UNAUDITED
In thousands

	January 31, 2025	April 30, 2024
Assets:
Current assets
Cash and cash equivalents	$104,510	$83,249
Accounts receivable, net of allowance for credit losses of $15.1 million and $17.3 million, respectively	184,672	224,198
Inventories, net	25,305	26,219
Prepaid expenses and other current assets	80,277	85,954
Current assets held-for-sale	—	34,422
Total current assets	394,764	454,042

Technology, property and equipment, net	164,502	192,438
Intangible assets, net	572,123	615,694
Goodwill	1,079,175	1,091,368
Operating lease right-of-use assets	66,947	69,074
Other non-current assets	322,341	283,719
Non-current assets held-for-sale	—	19,160
Total assets	$2,599,852	$2,725,495

Liabilities and shareholders' equity:
Current liabilities
Accounts payable	$53,220	$55,659
Accrued royalties	156,271	97,173
Short-term portion of long-term debt	10,000	7,500
Contract liabilities	313,278	483,778
Accrued employment costs	74,307	96,980
Short-term portion of operating lease liabilities	17,969	18,294
Other accrued liabilities	92,213	76,266
Current liabilities held-for-sale	—	37,632
Total current liabilities	717,258	873,282

Long-term debt	877,205	767,096
Accrued pension liability	69,647	70,832
Deferred income tax liabilities	94,567	97,186
Operating lease liabilities	83,602	94,386
Other long-term liabilities	72,329	71,760
Long-term liabilities held-for-sale	—	11,237
Total liabilities	1,914,608	1,985,779
Commitments and contingencies (Note 18)
Shareholders’ equity
Preferred stock, $1 par value per share: Authorized shares – 2 million, Issued shares - 0	—	—
Class A common stock, $1 par value per share: Authorized shares - 180 million, Issued shares - 70,289 and 70,259 as of January 31, 2025 and April 30, 2024, respectively	70,289	70,259
Class B common stock, $1 par value per share: Authorized shares - 72 million, Issued shares - 12,893 and 12,923 as of January 31, 2025 and April 30, 2024, respectively	12,893	12,923
Additional paid-in-capital	482,367	474,406
Retained earnings	1,541,990	1,583,348
Accumulated other comprehensive loss, net of tax	(519,399)	(528,439)
Less treasury shares at cost (Class A – 25,403 and 24,828 as of January 31, 2025 and April 30, 2024, respectively; Class B – 3,930 and 3,928 as of January 31, 2025 and April 30, 2024, respectively)	(902,896)	(872,781)
Total shareholders’ equity	685,244	739,716
Total liabilities and shareholders' equity	$2,599,852	$2,725,495
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET (LOSS) INCOME – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Revenue, net	$404,626	$460,705	$1,235,030	$1,404,526

Costs and expenses:
Cost of sales	104,219	143,662	320,439	456,377
Operating and administrative expenses	229,960	253,375	717,670	761,458
Impairment of goodwill	—	81,754	—	108,449
Restructuring and related charges	5,574	14,808	13,071	52,033
Amortization of intangible assets	13,042	13,517	38,913	42,730
Total costs and expenses	352,795	507,116	1,090,093	1,421,047

Operating income (loss)	51,831	(46,411)	144,937	(16,521)

Interest expense	(14,027)	(13,321)	(41,277)	(37,592)
Net foreign exchange transaction (losses) gains	(4,222)	488	(7,316)	(3,489)
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	(15,930)	(52,404)	(9,760)	(179,747)
Other income (expense), net	1,021	(648)	4,029	(3,700)

Income (loss) before taxes	18,673	(112,296)	90,613	(241,049)
Provision (benefit) for income taxes	41,627	1,579	74,545	(15,465)

Net (loss) income	$(22,954)	$(113,875)	$16,068	$(225,584)

(Loss) earnings per share
Basic	$(0.43)	$(2.08)	$0.30	$(4.10)
Diluted	$(0.43)	$(2.08)	$0.29	$(4.10)

Weighted average number of common shares outstanding
Basic	53,952	54,812	54,173	55,061
Diluted	53,952	54,812	54,815	55,061
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME – UNAUDITED
Dollars in thousands

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Net (loss) income	$(22,954)	$(113,875)	$16,068	$(225,584)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(32,225)	25,116	10,682	2,425
Unamortized retirement costs, net of tax (expense) benefit of $(1,833) $1,264, $(1,667), and $(1,148), respectively	8,230	(5,054)	6,584	3,103
Unrealized gains (loss) on interest rate swaps, net of tax (expense) benefit of $(262), $1,603, $130 and $1,071, respectively	904	(4,854)	(8,226)	(3,388)
Total other comprehensive (loss) income	(23,091)	15,208	9,040	2,140

Comprehensive (loss) income	$(46,045)	$(98,667)	$25,108	$(223,444)
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Dollars in thousands

	Nine Months Ended January 31,
	2025	2024
Operating activities
Net income (loss)	$16,068	$(225,584)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	—	108,449
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	9,760	179,747
Amortization of intangible assets	38,913	42,730
Amortization of product development assets	12,669	17,894
Depreciation and amortization of technology, property and equipment	58,863	68,752
Restructuring and related charges	13,071	52,033
Stock-based compensation expense	17,162	19,065
Employee retirement plan expense	24,824	26,260
Net foreign exchange transaction losses	7,316	3,489
Other noncash charges (credits)	4,895	(50,701)
Net change in operating assets and liabilities	(151,291)	(217,782)
Net cash provided by operating activities	52,250	24,352
Investing activities
Product development spending	(11,054)	(12,324)
Additions to technology, property and equipment	(42,347)	(57,275)
Businesses acquired in purchase transactions, net of cash acquired	(915)	(3,116)
Net cash transferred related to the sale of businesses and assets	(11,239)	(1,237)
Acquisitions of publication rights and other	(4,139)	(4,541)
Net cash used in investing activities	(69,694)	(78,493)
Financing activities
Repayments of long-term debt	(932,694)	(741,123)
Borrowings of long-term debt	1,047,013	899,804
Purchases of treasury shares	(35,421)	(29,000)
Change in book overdrafts	6,550	(10,941)
Cash dividends	(57,243)	(57,869)
Impact of tax withholding on stock-based compensation and other	(4,129)	(5,517)
Net cash provided by financing activities	24,076	55,354
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(1,615)	432
Cash reconciliation:
Cash and cash equivalents	99,441	106,714
Restricted cash included in Prepaid expenses and other current assets	102	548
Balance at beginning of period	99,543	107,262
Increase for the period	5,017	1,645
Cash and cash equivalents	104,510	108,803
Restricted cash included in Prepaid expenses and other current assets	50	104
Balance at end of period	$104,560	$108,907
Cash paid during the period for:
Interest	$40,138	$36,293
Income taxes, net of refunds	$43,036	$38,522
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at October 31, 2024	$70,283	$12,899	$478,694	$1,583,974	$(496,308)	$(894,287)	$755,255
Restricted shares issued under stock-based compensation plans	—	—	(1,424)	(1)	—	1,490	65
Impact of tax withholding on stock-based compensation and other	—	—	(61)	—	—	(99)	(160)
Stock-based compensation expense	—	—	5,158	—	—	—	5,158
Purchases of treasury shares	—	—	—	—	—	(10,000)	(10,000)
Class A common stock dividends ($0.3525 per share)	—	—	—	(15,867)	—	—	(15,867)
Class B common stock dividends ($0.3525 per share)	—	—	—	(3,162)	—	—	(3,162)
Common stock class conversions	6	(6)	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	(22,954)	(23,091)	—	(46,045)
Balance at January 31, 2025	$70,289	$12,893	$482,367	$1,541,990	$(519,399)	$(902,896)	$685,244

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at October 31, 2023	$70,234	$12,948	$471,169	$1,710,358	$(541,970)	$(855,463)	$867,276
Restricted shares issued under stock-based compensation plans	—	—	(3,125)	1	—	3,207	83
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(912)	(912)
Stock-based compensation expense	—	—	6,271	—	—	—	6,271
Purchases of treasury shares	—	—	—	—	—	(6,500)	(6,500)
Class A common stock dividends ($0.3500 per share)	—	—	—	(16,089)	—	—	(16,089)
Class B common stock dividends ($0.3500 per share)	—	—	—	(3,156)	—	—	(3,156)
Common stock class conversions	4	(4)	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	(113,875)	15,208	—	(98,667)
Balance at January 31, 2024	$70,238	$12,944	$474,315	$1,577,239	$(526,762)	$(859,668)	$748,306
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2024	$70,259	$12,923	$474,406	$1,583,348	$(528,439)	$(872,781)	$739,716
Restricted shares issued under stock-based compensation plans	—	—	(9,142)	(1)	—	9,374	231
Impact of tax withholding on stock-based compensation and other	—	—	(61)	—	—	(4,068)	(4,129)
Stock-based compensation expense	—	—	17,164	—	—	—	17,164
Purchases of treasury shares	—	—	—	—	—	(35,421)	(35,421)
Class A common stock dividends ($0.3525 per share)	—	—	—	(47,937)	—	—	(47,937)
Class B common stock dividends ($0.3525 per share)	—	—	—	(9,488)	—	—	(9,488)
Common stock class conversions	30	(30)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	16,068	9,040	—	25,108
Balance at January 31, 2025	$70,289	$12,893	$482,367	$1,541,990	$(519,399)	$(902,896)	$685,244
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2023	$70,231	$12,951	$469,802	$1,860,872	$(528,902)	$(839,927)	$1,045,027
Restricted shares issued under stock-based compensation plans	—	—	(14,550)	1	—	14,776	227
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(5,517)	(5,517)
Stock-based compensation expense	—	—	19,063	—	—	—	19,063
Purchases of treasury shares	—	—	—	—	—	(29,000)	(29,000)
Class A common stock dividends ($0.3500 per share)	—	—	—	(48,577)	—	—	(48,577)
Class B common stock dividends ($0.3500 per share)	—	—	—	(9,473)	—	—	(9,473)
Common stock class conversions	7	(7)	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	(225,584)	2,140	—	(223,444)
Balance at January 31, 2024	$70,238	$12,944	$474,315	$1,577,239	$(526,762)	$(859,668)	$748,306
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

Our Unaudited Condensed Consolidated Financial Statements include all the accounts of the Company and our subsidiaries. We have eliminated all intercompany transactions and balances in consolidation. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the Unaudited Condensed Consolidated Financial Condition, Results of Operations, Comprehensive (Loss) Income and Cash Flows for the periods presented. The Condensed Consolidated Statement of Financial Position as of April 30, 2024 was derived from audited consolidated financial statements but does not include all disclosures from the annual financial statements. Operating results for the interim period are not necessarily indicative of the results expected for the full year. All amounts are presented in United States (US) dollars, unless otherwise specified. All amounts are in thousands, except per share amounts, and approximate due to rounding. These financial statements should be read in conjunction with the most recent audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 as filed with the SEC on June 26, 2024 (2024 Form 10-K).

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
Recently Issued Accounting Standards
Disaggregation of Income Statement Expenses

In November 2024 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses.” In January 2025, the FASB clarified the effective date of this guidance with the issuance of ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” This ASU requires disclosure about specific types of expenses included in expense captions including purchases of inventory, employee compensation, depreciation, amortization, and depletion. This ASU is effective for our annual disclosures starting fiscal year 2028 and interim periods starting in fiscal year 2029. Early adoption is permitted. A public entity should apply the amendments in this ASU on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

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

INDEX
Note 3 — Divestitures
On June 1, 2023, Wiley’s Board of Directors approved a plan to divest certain businesses that we determined are non-core businesses. Those businesses are University Services, Wiley Edge, and CrossKnowledge. As of the second quarter of fiscal year 2025, we completed our plan to divest these businesses.
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
Completed Divestitures
For the three and nine months ended January 31, 2025 and 2024, we recorded net pretax loss on sale of businesses, assets, and impairment charges related to assets held-for-sale as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
CrossKnowledge	$275	$(5,782)	$4,197	$(56,159)
Wiley Edge	(15,566)	(20,676)	(14,778)	(20,676)
University Services	(639)	(25,946)	850	(101,412)
Tuition Manager	—	—	120	(1,500)
Sale of assets	—	—	(149)	—
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	$(15,930)	$(52,404)	$(9,760)	$(179,747)

These charges are reflected in Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.
Fiscal Year 2025
CrossKnowledge
On August 31, 2024, we completed the sale of CrossKnowledge, which was included in our Held for Sale or Sold segment, pursuant to a stock and asset purchase agreement (CrossKnowledge Agreement) with MS International Software, LLC, a Delaware limited liability company (MS International). The selling price for CrossKnowledge at the date of sale, which was updated in the second quarter of fiscal year 2025, had an estimated fair value of $3.0 million which consists of $1.8 million of contingent consideration in the form of two earnouts recorded at fair value (CrossKnowledge Earnouts), and $1.2 million of estimated working capital adjustments. The maximum amount of the CrossKnowledge Earnouts is $25.0 million.
As of January 31, 2025, $0.2 million of the CrossKnowledge Earnouts is reflected in Prepaid expenses and other current assets and $1.6 million is reflected in Other non-current assets in our Unaudited Condensed Consolidated Statements of Financial Position.

INDEX
The pretax loss on sale, which was updated in the three months ended January 31, 2025, was $51.2 million after accounting for the assets sold, liabilities transferred upon sale, transaction costs, and the write-off of cumulative translation adjustments in earnings. In connection with the held-for-sale classification prior to the sale, we recognized cumulative impairment charges of $51.0 million on the remeasurement of the disposal group at the lower of carrying value or fair value less costs to sell, which included $55.4 million recognized in fiscal year 2024 and a reduction of $4.4 million in the first quarter of fiscal year 2025. Upon the completion of the sale, we recognized a net gain of $4.2 million in the nine months ended January 31, 2025 due to subsequent changes in the fair value less costs to sell, as well as changes in the carrying amount of the disposal group. We recognized a net gain of $0.3 million in the three months ended January 31, 2025 due to subsequent changes in the carrying amount of the disposal group.
We entered into a transition services agreement to facilitate the transition of the divested business.
Wiley Edge
On May 31, 2024, we completed the sale of Wiley Edge with the exception of its India operations which sold on August 31, 2024, which was included in our Held for Sale or Sold segment, pursuant to a stock and asset purchase agreement (Edge Agreement) with Inspirit Vulcan Bidco Limited, a private limited company incorporated in England & Wales (Inspirit). The selling price for Wiley Edge at the date of sale including India, which was updated during the three months ended January 31, 2025, had a fair value of $23.3 million paid in the form of: (i) cash of $10.0 million, of which $2.5 million is deferred, (ii) an unsecured promissory note with an initial aggregate principal amount of $13.3 million (Inspirit Seller Note), subject to customary working capital adjustments, and (iii) additional contingent consideration in the form of an earnout recorded at a fair value of zero (initially valued at $15.0 million) based on the gross profit targets during each of the three fiscal years in the period beginning May 1, 2024 and ending April 30, 2027 (Wiley Edge Earnout).
As of January 31, 2025, the Inspirit Seller Note is reflected in Other non-current assets in our Unaudited Condensed Consolidated Statements of Financial Position. The Inspirit Seller Note matures on May 31, 2028 and is prepayable at par plus accrued interest at any time and also if certain conditions are met. The Inspirit Seller Note bears interest at the rate of 8% per annum commencing on May 31, 2024, increasing by 1% per annum each year on the anniversary of issuance. Interest income from the note receivable represents non operating income and is included in Other income (expense), net on the Unaudited Condensed Consolidated Statements of Net (Loss) Income.
The maximum Wiley Edge Earnout amount is $34.0 million. We elected to record the fair value of the Wiley Edge Earnout as of the date of the sale, and will update that fair value as applicable until settled. The fair value of the Wiley Edge Earnout at the time of the sale was based on a Monte Carlo simulation. This fair value was categorized as Level 3 within the FASB ASC Topic 820 fair value hierarchy. This method considers the terms and conditions in the Edge Agreement, our best estimates of forecasted gross profit for the Wiley Edge Earnout periods and simulates a range of gross profits over the applicable periods based on an estimate of gross profit volatility. The fair value of the Wiley Edge Earnout was estimated as the present value of the potential range of payouts averaged across the range of simulated gross profits using an estimated risk-adjusted discount rate for the simulated gross profits. The Wiley Edge Earnout amount is subject to change based on final results and calculations.
Due to changes in market conditions during the three months ended January 31, 2025 that negatively impacted placements and the outlook for the business, the forecasted gross profit for the earnout period was updated. Based on these changes, the updated gross profit forecast indicates that the gross profit for each of the earnout periods will be below the gross profit targets as defined in the Edge Agreement which would result in zero amount being paid to Wiley in each of the respective periods. Since the forecasted gross profit is a key input to the Monte Carlo simulation and the likelihood of the forecasted gross profit targets no longer being reached and being significantly reduced, we reduced the fair value of the Wiley Edge Earnout from $15.0 million at the time of sale to zero as of January 31, 2025.

INDEX
The pretax loss on sale, which was updated in the three months ended January 31, 2025, was $34.2 million after accounting for the assets sold, liabilities transferred upon sale, transaction costs, and the write-off of cumulative translation adjustments in earnings. In connection with the held-for-sale classification, during fiscal year 2024, we recognized cumulative impairment charges of $19.4 million on the remeasurement of the disposal group at the lower of carrying value or fair value less costs to sell. Upon the completion of the sale, we recognized a net loss of $14.8 million in the nine months ended January 31, 2025 primarily due to subsequent changes in the fair value less costs to sell, partially offset by the sale of the India operations. We recognized a net loss of $15.6 million in the three months ended January 31, 2025 due to subsequent changes in the fair value less costs to sell.
We entered into a transition services agreement to facilitate the transition of the divested business.
Fiscal Year 2024
University Services
On January 1, 2024, we completed the sale of University Services, which was included in our Held for Sale or Sold segment, pursuant to a Membership Interest and Asset Purchase Agreement with Academic Partnerships LLC, a Delaware limited liability company (Academic Partnerships), and Education Services Upper Holdings Corp., a Delaware corporation. The pretax loss on sale, which was updated in the three months ended January 31, 2025, was $106.2 million after accounting for the assets sold, liabilities transferred upon sale, and transaction costs. We recognized a net gain of $0.9 million in the nine months ended January 31, 2025 due to third-party customer consents and working capital adjustments, partially offset by subsequent changes in the costs to sell. We recognized a net loss of $0.6 million in the three months ended January 31, 2025 due to subsequent changes in the costs to sell.
Tuition Manager
On May 31, 2023, we completed the sale of our tuition manager business (Tuition Manager), which was included in our Held for Sale or Sold segment. The pretax loss on sale was $1.4 million after accounting for the assets sold, liabilities transferred upon sale, and transaction costs, which was reduced during the first quarter of fiscal year 2025 due to additional cash received after the date of sale of $0.1 million.

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
Sale of Assets
In the second quarter of fiscal year 2025, we sold a facility which was reflected in Technology, property, and equipment, net in our Unaudited Condensed Consolidated Statements of Financial Position which resulted in a pretax loss on sale of $0.2 million, and we received net cash of $8.5 million.

INDEX
Note 4 — Revenue Recognition, Contracts with Customers
Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by segment and product type.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Research:
Research Publishing	$225,874	$216,586	$679,492	$659,329
Research Solutions	41,670	39,613	115,246	112,344
Total Research	267,544	256,199	794,738	771,673

Learning:
Academic	78,795	87,216	233,547	224,633
Professional	58,287	59,118	189,363	179,961
Total Learning	137,082	146,334	422,910	404,594

Held for Sale or Sold	—	58,172	17,382	228,259

Total Revenue	$404,626	$460,705	$1,235,030	$1,404,526
The following information describes our disaggregation of revenue by segment and product type. Overall, the majority of our revenue is recognized over time.
Research
Total Research revenue was $267.5 million and $794.7 million in the three and nine months ended January 31, 2025, respectively. Research products are sold and distributed globally through multiple channels. The majority of revenue generated from Research products is recognized over time.
We disaggregated revenue by Research Publishing and Research Solutions to reflect the different type of products and services provided.
Research Publishing Products
Research Publishing products provide scientific, technical, medical, and scholarly journals, as well as related content and services to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Research Publishing revenue was $225.9 million and $679.5 million in the three and nine months ended January 31, 2025, respectively, and the majority is recognized over time.
In the three and nine months ended January 31, 2025, Research Publishing products generated approximately 82% and 86%, respectively, of their revenue from contracts with its customers from Journal Subscriptions (pay to read), Open Access (pay to publish) and Transformational Agreements (read and publish), and the remainder from Licensing and other revenue streams.
Research Solutions Products and Services

Research Solutions revenue was $41.7 million and $115.2 million in the three and nine months ended January 31, 2025, respectively, and the majority is recognized over time.

INDEX
Research Solutions products and services generated approximately 57% and 54% of their revenue in the three and nine months ended January 31, 2025, respectively, from contracts with customers that include corporate solutions such as job board software and career center services, marketing and education services, licensing, and databases. The remainder of the revenue from contracts with customers includes platforms that enable scholarly and professional societies and publishers to deliver, host, enhance, market, and manage their content, solutions to manage the submission and peer review process, and publishing and editorial services.
Learning

Total Learning revenue was $137.1 million and $422.9 million in the three and nine months ended January 31, 2025, respectively. We disaggregated revenue by Academic and Professional to reflect the different types of products and services provided.
Academic

Academic products revenue was $78.8 million and $233.5 million in the three and nine months ended January 31, 2025, respectively. Products and services including scientific, professional, and education print and digital books, and digital courseware to libraries, corporations, students, professionals, and researchers. Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks and other online applications.

In the three and nine months ended January 31, 2025, Academic products generated approximately 55% and 56%, respectively, of their revenue from contracts with their customers for print and digital publishing, which is recognized at a point in time. Digital Courseware products in the three and nine months ended January 31, 2025 generate approximately 41% and 32%, respectively, of their revenue from contracts with their customers which is recognized over time. The remainder of their revenues were from Licensing and other revenue streams, which have a mix of revenue recognized at a point in time and over time.
Professional
Professional products revenue was $58.3 million and $189.4 million in the three and nine months ended January 31, 2025, respectively. Professional provides learning, development, publishing, and assessment services for businesses and professionals. Our trade publishing produces professional books, which includes business and finance, technology, professional development for educators, test preparation books and other professional categories, as well as the For Dummies® brand. Products are sold to brick-and-mortar and online retailers, wholesalers who supply such bookstores, college bookstores, individual practitioners, corporations, and government agencies.

In the three and nine months ended January 31, 2025, Professional products generated approximately 60% and 56%, respectively, of their revenue from contracts with their customers for trade print and digital publishing, which is recognized at a point in time. Our assessments offering in the three and nine months ended January 31, 2025 generates approximately 28% and 29%, respectively, of their revenue from contracts with their customers which has a mix of revenue recognized at a point in time and over time. The remainder of Professional revenues were from Licensing and other revenue streams, which has a mix of revenue recognized at a point in time and over time.
Held for Sale or Sold
Held for Sale or Sold revenue was $0.0 million and $17.4 million in the three and nine months ended January 31, 2025, respectively.
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
The following table provides information about accounts receivable, net and contract liabilities from contracts with customers.

	January 31, 2025	April 30, 2024	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$184,672	$224,198	$(39,526)
Contract liabilities (1)	313,278	483,778	(170,500)
Contract liabilities (included in Other long-term liabilities)	$17,408	$14,819	$2,589

(1)	The sales return reserve recorded in Contract liabilities is $19.6 million and $25.9 million, as of January 31, 2025 and April 30, 2024, respectively.
For the nine months ended January 31, 2025, we estimate that we recognized as revenue approximately 97% of the current contract liability balance at April 30, 2024. For the nine months ended January 31, 2024, we estimated that we recognized as revenue approximately 98% of the current contract liability balance at April 30, 2023.
The decrease in contract liabilities excluding the sales return reserve was primarily driven by revenue earned on journal subscription agreements, transformational agreements, and open access, partially offset by renewals of journal subscription agreements, transformational agreements, and open access.
Remaining Performance Obligations included in Contract Liability
As of January 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $330.7 million, which includes the sales return reserve of $19.6 million. Excluding the sales return reserve, we expect that approximately $442.4 million will be recognized in the next twelve months with the remaining $17.4 million to be recognized thereafter.

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
Our assets associated with incremental costs to fulfill a contract, were $2.5 million and $3.1 million at January 31, 2025 and April 30, 2024, respectively, and are included within Other non-current assets on our Unaudited Condensed Consolidated Statements of Financial Position. We recorded amortization expense related to these assets within Cost of sales on our Unaudited Condensed Consolidated Statements of Net (Loss) Income as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Amortization expense	$370	$1,504	$954	$4,169
In the three and nine months ended January 31, 2024 amortization expense for costs to fulfill includes the amortization related to the University Services business which was sold on January 1, 2024.
Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Learning segment, occur before the transfer of control of the related goods. Therefore, in accordance with the revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are primarily reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net (Loss) Income and were incurred as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Shipping and handling costs	$5,922	$6,536	$17,834	$19,668

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
For operating leases, the ROU assets and liabilities are presented on our Unaudited Condensed Consolidated Statements of Financial Position as follows:

	January 31, 2025	April 30, 2024
Operating lease ROU assets	$66,947	$69,074
Short-term portion of operating lease liabilities	17,969	18,294
Operating lease liabilities, non-current	$83,602	$94,386
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

INDEX
Our total net lease costs are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Operating lease cost	$3,947	$3,344	$11,075	$11,282
Variable lease cost	153	254	607	836
Short-term lease cost	115	299	330	869
Sublease income	(73)	(230)	(481)	(651)
Total net lease cost (1)	$4,142	$3,667	$11,531	$12,336

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

Other supplemental information includes the following:

	Nine Months Ended January 31,
	2025	2024
Weighted-average remaining contractual lease term (years)	7	8
Weighted-average discount rate	6.13%	6.02%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,358	$19,545
Operating lease liabilities arising from obtaining ROU assets	$556	$724
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in our Unaudited Condensed Consolidated Statement of Financial Position as of January 31, 2025:

Fiscal Year	Operating Lease Liabilities
2025 (remaining 3 months)	$6,133
2026	22,191
2027	17,900
2028	14,539
2029	14,379
Thereafter	50,128
Total future undiscounted minimum lease payments	125,270

Less: Imputed interest	23,699

Present value of minimum lease payments	101,571

Less: Current portion	17,969

Noncurrent portion	$83,602

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Stock-based compensation expense	$5,160	$6,264	$17,162	$19,065

Performance-Based and Other Restricted Stock Activity

Under the terms of our long-term incentive plans, performance-based restricted unit awards are payable in restricted shares of our Class A Common Stock upon the achievement of certain three-year or less financial performance-based targets. The measurement of performance is based on actual financial results for targets established up to three years in advance, or less. During each three-year period or less, we adjust compensation expense based upon our best estimate of expected performance.
We may also grant individual restricted unit awards payable in restricted shares of our Class A Common Stock to key employees in connection with their employment.
The following table summarizes awards we granted to employees (shares in thousands):

	Nine Months Ended January 31,
	2025	2024
Restricted Stock:
Awards granted (shares)	722	1,086
Weighted average fair value of grant	$43.03	$31.32
Stock Option Activity
There were no stock option awards granted during the nine months ended January 31, 2025. We granted 170,000 stock option awards during the nine months ended January 31, 2024, which included 160,000 stock options to our executive leadership team at a premium grant price of $35.00, which was above the fair market value on date of grant, and 10,000 stock options to other leaders at fair market value on date of grant. Options are exercisable over a maximum period of ten years from the date of grant. These options generally vest 10%, 20%, 30%, and 40% on April 30, or on each anniversary date after the award is granted.

INDEX
The following table provides the estimated weighted average fair value for options granted during the nine months ended January 31, 2024 using the Black-Scholes option-pricing model, and the significant weighted average assumptions used in their determination.

Nine Months Ended January 31,
2024
Weighted average fair value of options on grant date	$6.47

Weighted average assumptions:
Expected life of options (years)	6.3
Risk-free interest rate	4.6%
Expected volatility	34.0%
Expected dividend yield	4.6%
Fair value of common stock on grant date	$30.37
Exercise price of stock option grant	$34.86
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

INDEX
Note 7 — Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of tax, for the three and nine months ended January 31, 2025 and 2024 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at October 31, 2024	$(290,920)	$(202,568)	$(2,820)	$(496,308)
Other comprehensive (loss) income before reclassifications	(32,225)	6,703	1,525	(23,997)
Amounts reclassified from accumulated other comprehensive loss	—	1,527	(621)	906
Total other comprehensive (loss) income	(32,225)	8,230	904	(23,091)
Balance at January 31, 2025	$(323,145)	$(194,338)	$(1,916)	$(519,399)

Balance at April 30, 2024	$(333,827)	$(200,922)	$6,310	$(528,439)
Other comprehensive (loss) income before reclassifications	(12,545)	2,012	(5,074)	(15,607)
Amounts reclassified from accumulated other comprehensive loss	23,227	4,572	(3,152)	24,647
Total other comprehensive income (loss)	10,682	6,584	(8,226)	9,040
Balance at January 31, 2025	$(323,145)	$(194,338)	$(1,916)	$(519,399)

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at October 31, 2023	$(349,037)	$(198,649)	$5,716	$(541,970)
Other comprehensive income (loss) before reclassifications	25,116	(6,520)	(2,409)	16,187
Amounts reclassified from accumulated other comprehensive loss	—	1,466	(2,445)	(979)
Total other comprehensive income (loss)	25,116	(5,054)	(4,854)	15,208
Balance at January 31, 2024	$(323,921)	$(203,703)	$862	$(526,762)

Balance at April 30, 2023	$(326,346)	$(206,806)	$4,250	$(528,902)
Other comprehensive income (loss) before reclassifications	2,425	(1,316)	3,625	4,734
Amounts reclassified from accumulated other comprehensive loss	—	4,419	(7,013)	(2,594)
Total other comprehensive income (loss)	2,425	3,103	(3,388)	2,140
Balance at January 31, 2024	$(323,921)	$(203,703)	$862	$(526,762)
In connection with the sale of Wiley Edge and CrossKnowledge, in the nine months ended January 31, 2025, we reclassified $23.2 million of cumulative translation adjustments out of Accumulated other comprehensive loss and included in the Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale in our Unaudited Condensed Consolidated Statements of Net (Loss) Income.
During the three and nine months ended January 31, 2025, pretax actuarial losses included in Unamortized Retirement Costs of approximately $2.0 million and $6.1 million, respectively, and in the three and nine months ended January 31, 2024, of approximately $2.0 million and $5.9 million, respectively, were amortized from Accumulated other comprehensive loss and recognized as pension and post-retirement benefit expense primarily in Operating and administrative expenses and Other income (expense), net on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.
Our policy for releasing the income tax effects from accumulated other comprehensive (loss) income is to release when the corresponding pretax accumulated other comprehensive (loss) income items are reclassified to earnings.

INDEX
Note 8 — Reconciliation of Weighted Average Shares Outstanding
Basic (loss) earnings per share is computed by dividing net (loss) earnings by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share further includes any common shares available to be issued upon the exercise of unvested, outstanding restricted stock units and other stock awards if such inclusions would be dilutive. The shares associated with performance-based stock awards are considered contingently issuable shares and are included in the diluted weighted average number of common shares outstanding based on when they have met the performance conditions, and when their effect is dilutive. We determine the potentially dilutive common shares for all awards using the treasury stock method.
A reconciliation of the shares used in the computation of (loss) earnings per share follows (shares in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Weighted average shares outstanding	53,952	54,812	54,173	55,061
Shares used for basic (loss) earnings per share	53,952	54,812	54,173	55,061
Dilutive effect of unvested restricted stock units and other stock awards	—	—	642	—
Shares used for diluted (loss) earnings per share	53,952	54,812	54,815	55,061
Antidilutive options to purchase Class A common shares, restricted shares, and contingently issuable restricted stock which are excluded from the table above	1,190	1,139	514	1,084
In calculating diluted net loss per common share for the three months ended January 31, 2025 and the three and nine months ended January 31, 2024, our diluted weighted average number of common shares outstanding excludes the effect of unvested restricted stock units and other stock awards as the effect was antidilutive. This occurs when a net loss is reported and the effect of using dilutive shares is antidilutive.

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

The following tables summarize the pretax restructuring and related charges (credits) related to the Global Restructuring Program:

	Three Months Ended January 31,		Nine Months Ended January 31,		Total Charges Incurred to Date
	2025	2024	2025	2024
Charges (Credits) by Segment:
Research	$939	$(749)	$4,201	$5,953	$14,024
Learning	138	1,313	475	7,390	19,727
Held for Sale or Sold	—	1,498	(117)	6,143	12,995
Corporate Expenses	4,537	12,352	12,285	31,463	80,534
Total Restructuring and Related Charges	$5,614	$14,414	$16,844	$50,949	$127,280

Charges (Credits) by Activity:
Severance and termination benefits	$4,030	$1,098	$12,056	$25,661	$66,439
Impairment of operating lease ROU assets and property and equipment	—	7,149	—	8,724	22,739
Acceleration of expense related to operating lease ROU assets and property and equipment	—	548	—	1,064	6,288
Facility related charges, net	1,294	1,531	4,061	2,918	12,465
Consulting costs (credits)	80	2,032	(592)	7,821	10,660
Other activities	210	2,056	1,319	4,761	8,689
Total Restructuring and Related Charges	$5,614	$14,414	$16,844	$50,949	$127,280

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

INDEX
Due to the actions taken above, we tested the operating lease ROU assets and the related property and equipment for those being subleased for recoverability by comparing the carrying value of the asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the asset groups were below the carrying values. Therefore, there was an indication of impairment. We then determined the fair value of the asset groups by utilizing the present value of the estimated future cash flows attributable to the assets. The fair value of the operating lease ROU assets and the property and equipment immediately subsequent to the impairment was $8.7 million in the nine months ended January 31, 2024 and was categorized as Level 3 within the fair value hierarchy.

In the three and nine months ended January 31, 2024, the acceleration of expense includes the acceleration of rent expense associated with operating lease ROU assets related to certain leases that will be abandoned or terminated, and the related depreciation and amortization of property and equipment.

In addition, we incurred ongoing facility-related costs associated with certain properties, consulting costs (credits), and other costs for other activities, which includes relocation and other employee related costs. In the nine months ended January 31, 2025, the credits in consulting costs are due to changes in the estimates for previously accrued costs.

The following table summarizes the activity for the Global Restructuring Program liability for the nine months ended January 31, 2025:

	April 30, 2024	Charges (Credits)	Payments	Foreign Translation & Other Adjustments	January 31, 2025
Severance and termination benefits	$5,396	$12,056	$(10,583)	$(1,128)	$5,741
Consulting costs	1,794	(592)	(1,341)	139	—
Other activities	1,879	1,319	(2,332)	(803)	63
Total	$9,069	$12,783	$(14,256)	$(1,792)	$5,804

Approximately $4.7 million of the restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs and approximately $1.0 million is reflected in Other long-term liabilities on our Unaudited Condensed Consolidated Statement of Financial Position. The liability for Other activities is reflected in Other accrued liabilities on our Unaudited Condensed Consolidated Statement of Financial Position.

Business Optimization Program

For the three and nine months ended January 31, 2025, we recorded net pretax restructuring credits of less than $(0.1) million and $(3.8) million, respectively, related to this program. The net credits in the nine months ended January 31, 2025 are primarily due to the termination of a portion of a lease that was previously impaired in our Corporate Expenses category.

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

INDEX
Note 10 — Segment Information
We report our segment information in accordance with the provisions of ASC Topic 280, “Segment Reporting.” These segments reflect the way our chief operating decision maker (CODM) evaluates our business performance, manages the operations, makes operating decisions, and allocates resources. The performance metric used by our chief operating decision maker to evaluate performance of our reportable segments is Adjusted Operating Income. Our segment reporting structure consists of three operating and reportable segments, which are listed below, as well as a Corporate expense category, which includes certain costs that are not allocated to the reportable segments:
•Research
•Learning
•Held for Sale or Sold

Segment information is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Revenue:
Research	$267,544	$256,199	$794,738	$771,673
Learning	137,082	146,334	422,910	404,594
Held for Sale or Sold	—	58,172	17,382	228,259
Total revenue	$404,626	$460,705	$1,235,030	$1,404,526

Adjusted Operating Income (Loss):
Research	$65,669	$57,098	$180,412	$169,481
Learning	37,764	37,513	116,135	85,051
Held for Sale or Sold	—	4,118	(3,578)	26,302
Total adjusted operating income by segment	$103,433	$98,729	$292,969	$280,834

Depreciation and Amortization:
Research	$21,918	$22,029	$66,999	$67,909
Learning	10,761	13,812	32,952	41,338
Held for Sale or Sold(1)	—	—	—	3,437
Total depreciation and amortization	32,679	35,841	99,951	112,684
Corporate depreciation and amortization(2)	3,795	9,633	10,494	16,692
Total depreciation and amortization	$36,474	$45,474	$110,445	$129,376

(1)	We ceased to record depreciation and amortization of long-lived assets for these businesses as of the date the assets were classified as held-for-sale.
(2)
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

INDEX
The following table shows a reconciliation of our Adjusted Operating Income by Segment to Income (Loss) Before Taxes:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Adjusted Operating Income by Segment	$103,433	$98,729	$292,969	$280,834
Adjustments:
Corporate expenses(1)	(46,028)	(48,578)	(134,961)	(136,873)
Impairment of goodwill(2)	—	(81,754)	—	(108,449)
Restructuring and related charges(2)	(5,574)	(14,808)	(13,071)	(52,033)
Interest expense	(14,027)	(13,321)	(41,277)	(37,592)
Net foreign exchange transaction (losses) gains	(4,222)	488	(7,316)	(3,489)
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	(15,930)	(52,404)	(9,760)	(179,747)
Other income (expense), net	1,021	(648)	4,029	(3,700)
Income (Loss) Before Taxes	$18,673	$(112,296)	$90,613	$(241,049)

(1)	Corporate expenses includes certain costs that are not allocated to the reportable segments.
(2)	See Note 9, “Restructuring and Related Charges” and Note 12, “Goodwill and Intangible Assets” for these charges by segment.
See Note 4, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the three and nine months ended January 31, 2025 and 2024.

Note 11 — Inventories
Inventories, net consisted of the following:

	January 31, 2025	April 30, 2024
Finished goods	$26,068	$24,295
Work-in-process	414	1,445
Paper and other materials	195	181
Total inventories before estimated sales returns and LIFO reserve	$26,677	$25,921
Inventory value of estimated sales returns	6,163	7,833
LIFO reserve	(7,535)	(7,535)
Inventories, net	$25,305	$26,219

INDEX
Note 12 — Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity in goodwill by segment as of January 31, 2025:

	April 30, 2024 (1)	Foreign Translation Adjustment	January 31, 2025
Research	$607,289	$(10,838)	$596,451
Learning	484,079	(1,355)	482,724
Total excluding Held for Sale or Sold segment	1,091,368	(12,193)	1,079,175
Held for Sale or Sold	—	—	—
Total including Held for Sale or Sold segment	$1,091,368	$(12,193)	$1,079,175

(1)
The Held for Sale or Sold goodwill balance as of April 30, 2024 includes accumulated pretax noncash goodwill impairment of $318.2 million which reduced the goodwill of all reporting units within the Held for Sale or Sold segment to zero.

Fiscal Year 2024

We recorded a goodwill impairment in the three and nine months ended January 31, 2024 of $81.7 million and $108.4 million, respectively. These charges are reflected in Impairment of goodwill on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.

Wiley Edge Interim Impairment Test

As a result of signing the Edge Agreement and the decrease in the fair value of the business, in the three months ended January 31, 2024 we tested the goodwill of the Wiley Edge reporting unit for impairment. We concluded that the carrying value of the Wiley Edge reporting unit was above its fair value which resulted in a pretax noncash goodwill impairment of approximately $81.7 million in the three and nine months ended January 31, 2024. Such impairment reduced the goodwill of the Wiley Edge reporting unit to zero.

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

INDEX
Intangible Assets
Intangible assets, net were as follows:

	January 31, 2025	April 30, 2024 ⁽¹⁾
Intangible assets with definite lives, net:
Content and publishing rights	$401,874	$431,259
Customer relationships	33,443	39,709
Developed technology	14,577	19,522
Brands and trademarks	5,194	5,734
Covenants not to compete	13	34
Total intangible assets with definite lives, net	455,101	496,258
Intangible assets with indefinite lives:
Brands and trademarks	37,000	37,000
Publishing rights	80,022	82,436
Total intangible assets with indefinite lives	117,022	119,436
Total intangible assets, net	$572,123	$615,694

(1)
The developed technology balance as of April 30, 2024 is presented net of accumulated impairments and write-offs of $2.8 million. The indefinite-lived brands and trademarks balance as of April 30, 2024 is net of accumulated impairments of $93.1 million.

INDEX
Note 13 — Income Taxes

The Company's effective income tax rate for the three and nine months ended January 31, 2025, respectively, was 222.9% and 82.3% compared with (1.4)% and 6.4% for the three and nine months ended January 31, 2024, respectively.

The change in the effective income tax rate for the three and nine months ended January 31, 2025 compared to the three and nine months ended January 31, 2024 was primarily driven by US ordinary losses in the period ended January 31, 2025 for which it is more likely than not that no tax benefit can be recognized as a result of the valuation allowance recorded against the net deferred tax assets.

Note 14 — Retirement Plans
The components of net pension expense for our defined benefit plans were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Service cost	$130	$134	$434	$400
Interest cost	7,177	6,963	21,348	20,782
Expected return on plan assets	(6,937)	(7,458)	(20,788)	(22,347)
Amortization of prior service cost	(23)	(24)	(64)	(71)
Amortization of net actuarial loss	2,103	2,046	6,193	6,072
Curtailment/settlement (credit)	—	—	(180)	—
Net pension expense	$2,450	$1,661	$6,943	$4,836
In the nine months ended January 31, 2025, due to the sale of the CrossKnowledge business, there was a curtailment and a settlement credit due to the divestment of the CrossKnowledge Pension Plan of $0.2 million which is primarily reflected in Other income (expense), net on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.
The service cost component of net pension expense is reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. The other components of net pension expense are reported separately from the service cost component and below Operating income (loss). Such amounts are reflected in Other income (expense), net on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.
Employer defined benefit pension plan contributions were $3.7 million and $11.2 million for the three and nine months ended January 31, 2025, respectively, and $3.9 million and $11.6 million for the three and nine months ended January 31, 2024, respectively.
Defined Contribution Savings Plans
The expense for employer defined contribution savings plans was $5.5 million and $17.9 million for the three and nine months ended January 31, 2025, respectively, and $7.1 million and $21.5 million for the three and nine months ended January 31, 2024, respectively.

INDEX
Note 15 — Debt and Available Credit Facilities
Our total debt outstanding consisted of the amounts set forth in the following table:

	January 31, 2025	April 30, 2024
Short-term portion of long-term debt (1)	$10,000	$7,500

Term loan A - Amended and Restated CA (2)	177,041	184,418
Revolving credit facility - Amended and Restated CA	700,164	582,678
Total long-term debt, less current portion	877,205	767,096

Total debt	$887,205	$774,596

(1)	Relates to our term loan A under the Amended and Restated CA.
(2)	Amounts are shown net of unamortized issuance costs of $0.5 million as of January 31, 2025 and $0.6 million as of April 30, 2024.
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

The Amended and Restated CA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of January 31, 2025.

The amortization expense of the costs incurred related to the Amended and Restated CA related to the lender and non-lender fees is recognized over a five-year term for credit commitments that mature in November 2027 and an 18-month term for credit commitments that matured in May 2024. Total amortization expense included in Interest expense on our Unaudited Condensed Consolidated Statements of Net (Loss) Income is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Amortization expense	$284	$316	$861	$936

Lines of Credit

We have other lines of credit aggregating $1.0 million at various interest rates. There were no outstanding borrowings under these credit lines at January 31, 2025 and April 30, 2024.

As of January 31, 2025, our total available lines of credit including the Amended and Restated RCA were approximately $1,303.3 million, of which approximately $415.6 million was unused. We had letters of credit of $0.2 million outstanding under the Amended and Restated CA, and the aggregate stated amount outstanding of these letter of credits reduces the total borrowing base available under the Amended and Restated CA.

The weighted average interest rates on total debt outstanding during the three and nine months ended January 31, 2025 were 5.96% and 6.05%, respectively. The weighted average interest rates on total debt outstanding during the three and nine months ended January 31, 2024 were 5.66% and 5.52%, respectively. As of January 31, 2025 and April 30, 2024, the weighted average interest rates for total debt were 5.75% and 6.07%, respectively.

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
Interest Rate Contracts
As of January 31, 2025, we had total debt outstanding of $887.2 million, net of unamortized issuance costs of $0.5 million. The $887.7 million of debt outstanding are variable rate loans under the Amended and Restated CA. The carrying value of the debt approximates fair value.
As of January 31, 2025 and April 30, 2024, the interest rate swap agreements we maintained were designated as fully effective cash flow hedges as defined under ASC Topic 815, “Derivatives and Hedging.” As a result, the impact on our Unaudited Condensed Consolidated Statements of Net (Loss) Income from changes in the fair value of the interest rate swaps was fully offset by changes in the interest expense on the underlying variable rate debt instruments. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.
The following table summarizes our interest rate swaps designated as cash flow hedges:

			Notional Amount
Hedged Item	Date entered into	Nature of Swap	January 31, 2025	April 30, 2024	Fixed Interest Rate	Variable Interest Rate
Amended and Restated CA	May 15, 2024	Pay fixed/receive variable	$50,000	$—	4.288%	1-month SOFR reset every month for a 3-year period ending July 15, 2027
Amended and Restated CA (1)	April 09, 2024	Pay fixed/receive variable	50,000	50,000	4.243%	1-month SOFR reset every month for a 3-year period ending July 15, 2027
Amended and Restated CA	January 31, 2024	Pay fixed/receive variable	50,000	50,000	3.700%	1-month SOFR reset every month for a 3-year period ending April 15, 2027
Amended and Restated CA	January 24, 2024	Pay fixed/receive variable	50,000	50,000	3.774%	1-month SOFR reset every month for a 3-year period ending April 15, 2027
Amended and Restated CA	January 05, 2024	Pay fixed/receive variable	50,000	50,000	3.689%	1-month SOFR reset every month for a 3-year period ending April 15, 2027
Amended and Restated CA	December 19, 2023	Pay fixed/receive variable	50,000	50,000	3.850%	1-month SOFR reset every month for a 3-year period ending January 15, 2027
Amended and Restated CA	March 15, 2023	Pay fixed/receive variable	50,000	50,000	3.565%	1-month SOFR reset every month for a 3-year period ending April 15, 2026
Amended and Restated CA	March 14, 2023	Pay fixed/receive variable	50,000	50,000	4.053%	1-month SOFR reset every month for a 3-year period ending March 15, 2026
Amended and Restated CA	March 13, 2023	Pay fixed/receive variable	50,000	50,000	3.720%	1-month SOFR reset every month for a 3-year period ending March 15, 2026
Amended and Restated CA	December 13, 2022	Pay fixed/receive variable	50,000	50,000	3.772%	1-month SOFR reset every month for a 3-year period ending December 15, 2025
Amended and Restated CA	June 16, 2022	Pay fixed/receive variable	—	100,000	3.467%	1-month SOFR reset every month for a 2-year period ending May 15, 2024
			$500,000	$550,000

(1)	As of April 30, 2024, this interest rate swap agreement was considered a forward starting contract as the effective date was July 15, 2024.
We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of our interest rate swaps designated as cash flow hedges are reflected on our Unaudited Condensed Consolidated Statements of Financial Position as follows:

Asset (Liability)	Balance Sheet Location	January 31, 2025	April 30, 2024
Current asset portion	Prepaid expenses and other current assets	$168	$154
Non-current asset portion	Other non-current assets	1,647	9,686
Non-current liability portion	Other long-term liabilities	(585)	—
Total cash flow hedges		$1,230	$9,840
The effect of our interest rate swaps on our Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income and Unaudited Condensed Consolidated Statements of Net (Loss) Income are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Amount of pretax gains (losses) recognized in Other comprehensive (loss) income	$1,994	$(3,198)	$(4,156)	$4,894
Amount of pretax gains reclassified from Accumulated other comprehensive loss into Interest expense	$829	$3,260	$4,200	$9,331
Foreign Currency Contracts
We may enter into foreign currency forward contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The foreign currency forward exchange contracts are marked to market through Net foreign exchange transaction (losses) gains on our Unaudited Condensed Consolidated Statements of Net (Loss) Income and carried at fair value on our Unaudited Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Net foreign exchange transaction (losses) gains on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.
As of January 31, 2025, and April 30, 2024, we did not maintain any open foreign currency forward contracts. In addition, we did not maintain any open foreign currency forward contracts during the nine months ended January 31, 2025 and 2024.

INDEX
Note 17 — Capital Stock and Changes in Capital Accounts
Share Repurchases
The following table summarizes the share repurchases of Class A and Class B Common Stock (shares in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Shares repurchased - Class A	226	203	782	870
Shares repurchased - Class B	1	1	2	2
Average Price - Class A and Class B	$44.10	$31.92	$44.66	$33.24
The average price per share excludes excise taxes payable on share repurchases and may differ from the share repurchases reflected in Purchases of treasury shares in our Unaudited Condensed Consolidated Statements of Cash Flows.
Dividends
We declared and paid quarterly cash dividends on our Class A and Class B Common Stock for a total of $57.2 million and $57.9 million in the nine months ended January 31, 2025 and 2024, respectively.

Changes in Common Stock
The following is a summary of changes during the nine months ended January 31, in shares of our common stock and common stock in treasury (shares in thousands):

Changes in Class A Common Stock:	2025	2024
Number of shares, beginning of year	70,259	70,231
Common stock class conversions	30	7
Number of shares issued, end of period	70,289	70,238

Changes in Class A Common Stock in treasury:
Number of shares held, beginning of year	24,828	23,983
Restricted shares issued under stock-based compensation plans	(266)	(467)
Impact of tax withholding on stock-based compensation and other	59	133
Purchases of treasury shares	782	870
Number of shares held, end of period	25,403	24,519
Number of Class A Common Stock outstanding, end of period	44,886	45,719

Changes in Class B Common Stock:	2025	2024
Number of shares, beginning of year	12,923	12,951
Common stock class conversions	(30)	(7)
Number of shares issued, end of period	12,893	12,944

Changes in Class B Common Stock in treasury:
Number of shares held, beginning of year	3,928	3,925
Purchases of treasury shares	2	2
Number of shares held, end of period	3,930	3,927
Number of Class B Common Stock outstanding, end of period	8,963	9,017

INDEX
Note 18 — Commitments and Contingencies
Legal Proceedings
We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of January 31, 2025, will not have a material effect upon our consolidated financial condition or results of operations.

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

INDEX
RESULTS OF OPERATIONS – THREE MONTHS ENDED JANUARY 31, 2025
THIRD QUARTER SUMMARY
•US GAAP Results: Consolidated Revenue of $404.6 million (-12%, compared with the prior year), decrease due to the divested businesses, Operating Income of $51.8 million ($+98.2 million, compared with the prior year operating loss), and Diluted Loss per Share of $(0.43) (+$1.65 per share, compared with the prior year diluted loss per share).
•Adjusted Results at Constant Currency (excluding Held for Sale or Sold segment results): Adjusted Revenue of $404.6 million (+1%, compared with the prior year), Adjusted Operating Income of $57.4 million (+27%, compared with the prior year), Adjusted EBITDA of $93.9 million (+4%, compared with the prior year), and Adjusted EPS of $0.84 (+39%, compared with the prior year).

CONSOLIDATED RESULTS OF OPERATIONS
Revenue:
Revenue for the three months ended January 31, 2025, decreased $56.1 million, or 12%, as compared with the prior year. On a constant currency basis, revenue decreased 12% as compared with the prior year.
Excluding the revenues from the Held for Sale or Sold segment, Adjusted Revenue increased 1% on a constant currency basis.
On a constant currency basis excluding the $9 million content rights project for training GenAI large language models, Adjusted Revenue for the three months ended January 31, 2025 decreased 1% as compared with the prior year.
Adjusted Revenue
Below is a reconciliation of our consolidated US GAAP Revenue, net to Non-GAAP Adjusted Revenue, net:

	Three Months Ended January 31,
	2025	2024
US GAAP Revenue, net	$404,626	$460,705
Less: Held for Sale or Sold segment (1)	—	(58,172)
Non-GAAP Adjusted Revenue, net	$404,626	$402,533

(1)	Our Adjusted Revenue, net excludes the impact of our Held for Sale or Sold segment revenue.
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:

Cost of sales for the three months ended January 31, 2025 of $104.2 million decreased $39.4 million, or 27%, as compared with the prior year. On a constant currency basis, cost of sales decreased 27% as compared with the prior year. This was primarily due to the prior year including employee and marketing costs related to the University Services business which was sold on January 1, 2024 and, to a lesser extent, lower employee costs related to the Wiley Edge business which was sold on May 31, 2024.

Excluding the cost of sales from the Held for Sale or Sold segment, cost of sales decreased 4% as compared with the prior year on a constant currency basis primarily due to lower royalty costs and, to a lesser extent, lower product development and print product costs.

INDEX
Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended January 31, 2025 of $230.0 million decreased $23.4 million, or 9% as compared with the prior year. On a constant currency basis, operating and administrative expenses decreased 9% as compared with the prior year primarily due to lower employee related costs and, to a lesser extent, lower depreciation, and technology related costs, partially offset by higher professional fees.

Excluding operating and administrative expenses from the Held for Sale or Sold segment, operating and administrative expenses decreased 1% as compared with the prior year on a constant currency basis primarily due to lower depreciation and, to a lesser extent, technology related costs, partially offset by higher professional fees.

Impairment of Goodwill:
We recorded an impairment of goodwill in the three months ended January 31, 2024 of $81.7 million. This charge is reflected in the Impairment of goodwill in the Unaudited Condensed Consolidated Statements of Net (Loss) Income.

As a result of signing a stock and asset purchase agreement to sell Wiley Edge (Edge Agreement) with Inspirit Vulcan Bidco Limited, a private limited company incorporated in England & Wales, and the decrease in the fair value of the business, we tested the goodwill of the Wiley Edge reporting unit within the Held for Sale or Sold segment for impairment. We concluded that the carrying value of the Wiley Edge reporting unit was above its fair value which resulted in a pretax noncash goodwill impairment of $81.7 million in the three months ended January 31, 2024. Such impairment reduced the goodwill of the Wiley Edge reporting unit to zero.

Restructuring and Related Charges:

We recorded restructuring and related charges in the three months ended January 31, 2025 and 2024 of $5.6 million and $14.8 million, respectively. These charges are reflected in Restructuring and related charges on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.

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

Excluding actions related to the Held for Sale or Sold segment, we anticipate to yield annualized cost savings of approximately $90 million, with approximately $80 million of that to be realized this fiscal year from actions taken starting in fiscal year 2024.

For the three months ended January 31, 2025 and 2024, we recorded pretax restructuring charges of $5.6 million and $14.4 million, respectively, related to this program.

With the completion of our divestitures, we are now focused on optimizing our cost structure, with particular emphasis on aligning our technology costs and other corporate expenses. As a result of these initiatives, we expect to incur additional restructuring charges in future periods, as well ongoing facility-related costs associated with certain properties.

See Note 9, “Restructuring and Related Charges” for more details on the Global Restructuring Program charges.

Business Optimization Program

For the three months ended January 31, 2025 and 2024, we recorded pretax restructuring credits of less than $(0.1) million and charges of $0.4 million, respectively, related to this program.

See Note 9, “Restructuring and Related Charges” for more details on the Business Optimization Program credits and charges.

INDEX
For the impact of our restructuring programs on diluted loss per share, see the section below, “Diluted Loss per Share.”

Amortization of Intangible Assets:

Amortization of intangible assets was $13.0 million for the three months ended January 31, 2025, a decrease of $0.5 million, or 4%, as compared with the prior year. On a constant currency basis, amortization of intangible assets decreased 3% as compared with the prior year primarily due to the completion of amortization of certain acquired intangible assets.

Operating Income, Adjusted Operating Income (OI) and Adjusted EBITDA:

Operating income was $51.8 million for the three months ended January 31, 2025, compared with the prior year operating loss of $46.4 million. The increase was primarily due to the $81.7 million impairment of goodwill in the prior year, lower costs of sales, and operating and administrative expenses, partially offset by a decrease in revenue.
Adjusted OI on a constant currency basis increased 27% as compared with the prior year. The increase in Adjusted OI was primarily due to an increase in Adjusted Revenue and, to a lesser extent, lower cost of sales and operating and administrative expenses.
Adjusted EBITDA on a constant currency basis increased 4% as compared with the prior year primarily due to an increase in Adjusted Revenue and, to a lesser extent, lower cost of sales, partially offset by higher operating and administrative expenses.
Adjusted OI
Below is a reconciliation of our consolidated US GAAP Operating Income (Loss) to Non-GAAP Adjusted OI:

	Three Months Ended January 31,
	2025	2024
US GAAP Operating Income (Loss)	$51,831	$(46,411)
Adjustments:
Restructuring and related charges	5,574	14,808
Impairment of goodwill	—	81,754
Held for Sale or Sold segment Adjusted Operating Income (1)	—	(4,118)
Non-GAAP Adjusted OI	$57,405	$46,033

(1)	Our Adjusted OI excludes the impact of our Held for Sale or Sold segment Adjusted Operating Income.

INDEX
Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net Loss to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended January 31,
	2025	2024
Net Loss	$(22,954)	$(113,875)
Interest expense	14,027	13,321
Provision for income taxes	41,627	1,579
Depreciation and amortization	36,474	45,474
Non-GAAP EBITDA	69,174	(53,501)
Impairment of goodwill	—	81,754
Restructuring and related charges	5,574	14,808
Net foreign exchange transaction losses (gains)	4,222	(488)
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	15,930	52,404
Other (income) expense, net	(1,021)	648
Held for Sale or Sold segment Adjusted EBITDA (1)	—	(4,118)
Non-GAAP Adjusted EBITDA	$93,879	$91,507

(1)	Our Non-GAAP Adjusted EBITDA excludes the Held for Sale or Sold segment Non-GAAP Adjusted EBITDA.
Interest Expense:
Interest expense for the three months ended January 31, 2025, was $14.0 million compared with the prior year of $13.3 million. This increase was primarily due to a higher weighted average effective interest rate.
Net Foreign Exchange Transaction (Losses) Gains:

Net foreign exchange transaction losses of $(4.2) million for the three months ended January 31, 2025 were primarily due to losses on our foreign currency denominated intercompany accounts receivable and payable balances, partially offset by gains on our foreign currency denominated third party accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.
Net foreign exchange transaction gains of $0.5 million for the three months ended January 31, 2024 were primarily due to gains on our foreign currency denominated intercompany accounts receivable and payable balances, partially offset by losses on our third-party receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.

INDEX
Net Loss on Sale of Businesses, Assets, and Impairment Charges Related to Assets Held-For-Sale:

For the three months ended January 31, 2025 and 2024, we recorded net pretax loss on sale of businesses, assets and impairment charges related to assets held-for-sale as follows:

	Three Months Ended January 31,
	2025	2024
CrossKnowledge	$275	$(5,782)
Wiley Edge	(15,566)	(20,676)
University Services	(639)	(25,946)
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	$(15,930)	$(52,404)

These charges are reflected in Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.

On August 31, 2024, we completed the sale of CrossKnowledge which was included in our Held for Sale or Sold segment. The pretax loss on sale was $51.2 million. In connection with the held-for-sale classification, we recognized cumulative impairment charges of $51.0 million which included $55.4 million recognized in fiscal year 2024 and a reduction of $4.4 million in the first quarter of fiscal year 2025. Upon the completion of the sale, we recognized a net gain of $4.2 million in the nine months ended January 31, 2025 due to subsequent changes in the fair value less costs to sell, as well as changes in the carrying amount of the disposal group. We recognized a net gain of $0.3 million in the three months ended January 31, 2025 due to subsequent changes in the carrying amount of the disposal group.

On May 31, 2024, we completed the sale of Wiley Edge which was included in our Held for Sale or Sold segment, with the exception of its India operations which sold on August 31, 2024. The total pretax loss on sale was $34.2 million. In connection with the held-for-sale classification, we recognized cumulative impairment charges of $19.4 million. Upon the completion of the sale, we recognized a net loss of $14.8 million in the nine months ended January 31, 2025 primarily due to subsequent changes in the fair value less costs to sell, partially offset by the sale of the India operations. We recognized a net loss of $15.6 million in the three months ended January 31, 2025 due to subsequent changes in the fair value less costs to sell. In the three months ended January 31, 2025, we reduced the fair value of the Wiley Edge Earnout from $15.0 million at the time of sale to zero. See Note 3, "Divestitures" for further details.

On January 1, 2024, we completed the sale of University Services, which was included in our Held for Sale or Sold segment. The pretax loss on sale was $106.2 million which was reduced by $0.9 million during the nine months ended January 31, 2025 due to third-party customer consents, and working capital adjustments, partially offset by subsequent changes in the costs to sell. We recognized a loss of $0.6 million in the three months ended January 31, 2025 due to subsequent changes in the costs to sell.

In the three months ended January 31, 2024, we recorded a held-for-sale pretax impairment of $26.4 million which includes $20.6 million for Wiley Edge and $5.8 million for CrossKnowledge. The initial pretax loss on the sale of University Services was $101.4 million. Prior to the disposition, we had recorded a held-for-sale impairment of $75.4 million which resulted in an additional loss of $26.0 million in the three months ended January 31, 2024.

See Note 3, “Divestitures” for more details on the divestitures.

INDEX

Provision for Income Taxes:
Below is a reconciliation of our US GAAP Income (Loss) Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Three Months Ended January 31,
	2025	2024
US GAAP Income (Loss) Before Taxes	$18,673	$(112,296)
Pretax Impact of Adjustments:
Impairment of goodwill	—	81,754
Restructuring and related charges	5,574	14,808
Foreign exchange losses (gains) on intercompany transactions, including the write off of certain cumulative translation adjustments	5,239	(2,128)
Amortization of acquired intangible assets	13,042	13,580
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	15,930	52,404
Held for Sale or Sold segment Adjusted Income Before Taxes (1)	—	(4,120)
Non-GAAP Adjusted Income Before Taxes	$58,458	$44,002

(1)	Our Adjusted Income Before Taxes excludes the Adjusted Income Before Taxes of our Held for Sale or Sold segment.

Below is a reconciliation of our US GAAP Income Tax Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Three Months Ended January 31,
	2025	2024
US GAAP Income Tax Provision	$41,627	$1,579
Income Tax Impact of Adjustments(1):
Restructuring and related charges	404	3,985
Foreign exchange losses (gains) on intercompany transactions, including the write off of certain cumulative translation adjustments	260	(742)
Amortization of acquired intangible assets	1,910	1,152
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	154	6,508
Held for Sale or Sold segment Adjusted Tax Provision(2)	—	(1,252)
Income Tax Adjustments
Impact of valuation allowance on the US GAAP effective tax rate(3)	(31,744)	—
Non-GAAP Adjusted Income Tax Provision	$12,611	$11,230

US GAAP Effective Tax Rate	222.9%	(1.4)%
Non-GAAP Adjusted Effective Tax Rate	21.6%	25.5%

(1)	For the three months ended January 31, 2025 and 2024, substantially all of the tax impact was from deferred taxes.
(2)	Our Adjusted Income Tax Provision excludes the Adjusted Tax Provision of our Held for Sale or Sold segment.
(3)	In the three months ended January 31, 2025, there was a $31.7 million impact on the US GAAP effective tax rate due to the valuation allowance on deferred tax assets in the US.

INDEX
The US GAAP effective tax rate for the three months ended January 31, 2025, was 222.9% compared to (1.4)% for the three months ended January 31, 2024. The US GAAP effective tax rate for the three months ended January 31, 2025 was greater than the US GAAP effective tax rate for the three months ended January 31, 2024 primarily driven by US ordinary losses for which no tax benefit can be recognized as a result of the valuation allowance recorded against the net deferred tax assets.

The Non-GAAP Adjusted Effective Tax Rate was 21.6% for the three months ended January 31, 2025 compared to 25.5% for the three months ended January 31, 2024. The decrease in the Non-GAAP Adjusted Effective Tax Rate for the three months ended January 31, 2025 compared with the three months ended January 31, 2024 was primarily due to the mix of income and the impact of a discrete item related to the release of a tax reserve.
Diluted Loss per Share:
Diluted loss per share for the three months ended January 31, 2025 was $(0.43) per share compared with a loss per share of $(2.08) per share for the three months ended January 31, 2024. This increase was primarily due to operating income for the three months ended January 31, 2025 compared to an operating loss in the prior year, a decrease in the net loss on sale of businesses, and impairment charges related to assets held-for-sale, partially offset by an increase in the income tax provision in the three months ended January 31, 2025 compared to the three months ended January 31, 2024.
Below is a reconciliation of our US GAAP Loss per Share to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below are presented in the section above, “Provision for Income Taxes.”

	Three Months Ended January 31,
	2025	2024
US GAAP Loss Per Share	$(0.43)	$(2.08)
Adjustments:
Impairment of goodwill	—	1.48
Restructuring and related charges	0.09	0.20
Foreign exchange losses (gains) on intercompany transactions, including the write off of certain cumulative translation adjustments	0.09	(0.03)
Amortization of acquired intangible assets	0.20	0.22
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	0.29	0.83
Held for Sale or Sold segment Adjusted Net Income(1)	—	(0.05)
Income tax adjustments	0.58	—
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (2)	0.02	0.02
Non-GAAP Adjusted EPS	$0.84	$0.59

(1)	Our Adjusted EPS excludes the Adjusted Net Income of our Held for Sale or Sold segment.
(2)
Represents the impact of using diluted weighted-average number of common shares outstanding (54.6 million and 55.3 million shares for the three months ended January 31, 2025 and 2024, respectively) included in the Non-GAAP Adjusted EPS calculation in order to apply the dilutive impact on adjusted net income due to the effect of unvested restricted stock units and other stock awards. This impact occurs when a US GAAP net loss is reported and the effect of using dilutive shares is antidilutive.

On a constant currency basis, Adjusted EPS increased 39% primarily due to an increase in Adjusted Operating Income and, to a lesser extent, a lower Adjusted Effective Tax Rate, and an increase in interest income.

INDEX
SEGMENT OPERATING RESULTS

	Three Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
RESEARCH	2025	2024
Revenue:
Research Publishing	$225,874	$216,586	4%	5%
Research Solutions	41,670	39,613	5%	6%
Total Research Revenue	267,544	256,199	4%	5%

Cost of Sales	69,157	69,906	1%	1%
Operating Expenses	122,001	117,961	(3)%	(4)%
Amortization of Intangible Assets	10,717	11,234	5%	4%
Adjusted Operating Income	65,669	57,098	15%	17%
Depreciation and amortization	21,918	22,029	1%	0%
Adjusted EBITDA	$87,587	$79,127	11%	12%
Adjusted EBITDA Margin	32.7%	30.9%
Revenue:

Research revenue for the three months ended January 31, 2025 increased $11.3 million, or 4%, as compared with the prior year on a reported basis. On a constant currency basis, Research revenue increased 5% as compared with the prior year. This increase was due to a content rights project for training GenAI large language models, author funded open access and, to a lesser extent, audience solutions, partially offset by institutional models. In the three months ended January 31, 2025 we recognized $9 million of GenAI revenue due to expanding a previously executed content licensing project for training. On a constant currency basis excluding GenAI revenue, Research revenue increased 2% as compared with the prior year. Open access article output growth was approximately 12% as compared with the prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 12% as compared with the prior year. This increase was primarily due to higher revenue, partially offset by higher employment costs.

INDEX

	Three Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
LEARNING	2025	2024
Revenue:
Academic	$78,795	$87,216	(10)%	(9)%
Professional	58,287	59,118	(1)%	(1)%
Total Learning Revenue	137,082	146,334	(6)%	(6)%

Cost of Sales	35,062	38,744	10%	9%
Operating Expenses	62,249	67,794	8%	8%
Amortization of Intangible Assets	2,007	2,283	12%	12%
Adjusted Operating Income	37,764	37,513	1%	1%
Depreciation and amortization	10,761	13,812	22%	22%
Adjusted EBITDA	$48,525	$51,325	(5)%	(5)%
Adjusted EBITDA Margin	35.4%	35.1%
Revenue:

Learning revenue decreased $9.3 million, or 6%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 6% as compared with the prior year. Academic revenue decreased due to lower licensing revenue and, to a lesser extent, a decrease in digital content sales, partially offset by an increase in zyBooks digital courseware. Professional revenue decreased due to lower licensing revenue, partially offset by an increase in print and digital content sales.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 5% as compared with the prior year. This decrease was primarily due to lower revenues and, to a lesser extent, an increase in employee costs, partially offset by lower royalty costs and a decrease in technology related costs.

INDEX

	Three Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
HELD FOR SALE OR SOLD	2025	2024
Total Held for Sale or Sold Revenue	$—	$58,172	#	#

Cost of Sales	—	35,012	#	#
Operating Expenses	—	19,042	#	#
Adjusted Operating Income	—	4,118	#	#
Depreciation and amortization	—	—	#	#
Adjusted EBITDA	$—	$4,118	#	#
Adjusted EBITDA Margin	0.0%	7.1%
# Not meaningful
Revenue:

Revenue for Held for Sale or Sold decreased $58.2 million as compared with the prior year due to the sale of the University Services, Wiley Edge, and CrossKnowledge businesses.
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased $4.1 million as compared with the prior year due to the sale of the University Services, Wiley Edge, and CrossKnowledge businesses.

	Three Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
CORPORATE EXPENSES	2025	2024
Operating Expenses	$45,710	$48,578	6%	6%
Amortization of Intangible Assets	318	—	#	#
Adjusted Corporate Expenses	(46,028)	(48,578)	5%	5%
Depreciation and amortization	3,795	9,633	61%	61%
Adjusted EBITDA	$(42,233)	$(38,945)	(8)%	(9)%
# Not meaningful
On a constant currency basis, adjusted corporate expenses of $42.2 million on an Adjusted EBITDA basis increased 9% with the prior year. This was primarily due to an increase in enterprise modernization and consulting fees related to strategic initiatives, including the re-engineering of our cost structure.

INDEX
RESULTS OF OPERATIONS – NINE MONTHS ENDED JANUARY 31, 2025
NINE MONTHS SUMMARY
•US GAAP Results: Consolidated Revenue of $1,235.0 million (-12%, compared with the prior year), Operating Income of $144.9 million (+$161.5 million, compared with the prior year operating loss), and Diluted Earnings per Share of $0.29 ($+4.39 per share, compared with the prior year diluted loss per share).
•Adjusted Results at Constant Currency (excluding Held for Sale or Sold segment results): Adjusted Revenue of $1,217.6 million (+3%, compared with the prior year), Adjusted Operating Income of $161.6 million (+38%, compared with the prior year), Adjusted EBITDA of $272.0 million (+12%, compared with the prior year), and Adjusted EPS of $2.28 (+43%, compared with the prior year).

CONSOLIDATED RESULTS OF OPERATIONS
Revenue:
Revenue for the nine months ended January 31, 2025, decreased $169.5 million, or 12%, as compared with the prior year. On a constant currency basis, revenue decreased 12% as compared with the prior year.
Excluding the revenues from the Held for Sale or Sold segment, Adjusted Revenue increased 3% on a constant currency basis.
On a constant currency basis excluding $30 million in content rights projects for training GenAI large language models, Adjusted Revenue for the nine months ended January 31, 2025 increased 1% as compared with the prior year.
Adjusted Revenue
Below is a reconciliation of our consolidated US GAAP Revenue, net to Non-GAAP Adjusted Revenue, net:

	Nine Months Ended January 31,
	2025	2024
US GAAP Revenue, net	$1,235,030	$1,404,526
Less: Held for Sale or Sold segment (1)	(17,382)	(228,259)
Non-GAAP Adjusted Revenue, net	$1,217,648	$1,176,267

(1)	Our Adjusted Revenue, net excludes the impact of our Held for Sale or Sold segment revenue.
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:

Cost of sales for the nine months ended January 31, 2025 of $320.4 million decreased $135.9 million, or 30%, as compared with the prior year. On a constant currency basis, cost of sales decreased 30% as compared with the prior year. This was primarily due to the prior year including employee and marketing costs related to the University Services business which was sold on January 1, 2024 and, to a lesser extent, lower employee costs related to the Wiley Edge business which was sold on May 31, 2024.

Excluding the cost of sales from the Held for Sale or Sold segment, cost of sales decreased 2% as compared with the prior year on a constant currency basis primarily due to lower product development and inventory related costs, partially offset by higher royalty costs in Learning.

INDEX
Operating and Administrative Expenses:

Operating and administrative expenses for the nine months ended January 31, 2025 of $717.7 million decreased $43.8 million, or 6% as compared with the prior year. On a constant currency basis, operating and administrative expenses decreased 6% as compared with the prior year primarily reflecting lower employee related costs and, to a lesser extent, lower depreciation and amortization, and technology related costs, partially offset by higher professional fees.

Excluding operating and administrative expenses from the Held for Sale or Sold segment, operating and administrative expenses on a constant currency basis was consistent with the prior year primarily due to higher professional fees and, to a lesser extent, travel and entertainment costs, offset by lower depreciation and amortization, technology related costs, and employment costs.

Impairment of Goodwill:
We recorded an impairment of goodwill for the nine months ended January 31, 2024, of $108.4 million. This charge is reflected in the Impairment of goodwill in the Unaudited Condensed Consolidated Statements of Net (Loss) Income.

As a result of signing the Edge Agreement and the decrease in the fair value of the business, we tested the goodwill of the Wiley Edge reporting unit within the Held for Sale or Sold segment for impairment. We concluded that the carrying value of the Wiley Edge reporting unit was above its fair value which resulted in a pretax noncash goodwill impairment of approximately $81.7 million. Such impairment reduced the goodwill of the Wiley Edge reporting unit to zero.

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

Restructuring and Related Charges:

We recorded restructuring and related charges in the nine months ended January 31, 2025 and 2024 of $13.1 million and $52.0 million, respectively. These charges are reflected in Restructuring and related charges on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.

Global Restructuring Program

For the nine months ended January 31, 2025 and 2024, we recorded pretax restructuring charges of $16.8 million and $50.9 million, respectively, related to this program.
See Note 9, “Restructuring and Related Charges” for more details on the Global Restructuring Program charges.

Business Optimization Program

For the nine months ended January 31, 2025 and 2024, we recorded pretax restructuring credits of $(3.8) million and charges of $1.1 million, respectively, related to this program.

See Note 9, “Restructuring and Related Charges” for more details on the Business Optimization Program credits and charges.

For the impact of our restructuring programs on diluted earnings (loss) per share, see the section below, “Diluted Earnings (Loss) per Share.”

INDEX
Amortization of Intangible Assets:

Amortization of intangible assets was $38.9 million for the nine months ended January 31, 2025, a decrease of $3.8 million, or 9%, as compared with the prior year. On a constant currency basis, amortization of intangible assets decreased 9% as compared with the prior year primarily due to the cessation of amortization for held-for-sale assets and, to a lesser extent, the completion of amortization of certain acquired intangible assets. See Note 3, “Divestitures” for more details on these divestitures.

Operating Income, Adjusted Operating Income (OI) and Adjusted EBITDA:
Operating income of $144.9 million for the nine months ended January 31, 2025, increased $161.5 million compared with the prior year loss of $16.5 million. The increase was primarily due to a goodwill impairment in the nine months ended January 31, 2024, lower costs of sales and, to a lesser extent, lower operating and administrative expenses, and restructuring charges, partially offset by a decrease in revenue.
Adjusted OI on a constant currency basis increased 38% as compared with the prior year. The increase in Adjusted OI was primarily due to an increase in Adjusted Revenue and, to a lesser extent, lower costs of sales, partially offset by higher operating and administrative expenses.
Adjusted EBITDA on a constant currency basis increased 12% as compared with the prior year primarily due to an increase in Adjusted Revenue, partially offset by higher operating and administrative expenses.
Adjusted OI
Below is a reconciliation of our consolidated US GAAP Operating Income (Loss) to Non-GAAP Adjusted OI:

	Nine Months Ended January 31,
	2025	2024
US GAAP Operating Income (Loss)	$144,937	$(16,521)
Adjustments:
Restructuring and related charges	13,071	52,033
Impairment of goodwill	—	108,449
Held for Sale or Sold segment Adjusted Operating Loss (Income)(1)	3,578	(26,302)
Non-GAAP Adjusted OI	$161,586	$117,659

(1)	Our Adjusted OI excludes the impact of our Held for Sale or Sold segment Adjusted Operating Loss or (Income).

INDEX
Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net Income (Loss) to Non-GAAP EBITDA and Adjusted EBITDA:

	Nine Months Ended January 31,
	2025	2024
Net Income (Loss)	$16,068	$(225,584)
Interest expense	41,277	37,592
Provision (benefit) for income taxes	74,545	(15,465)
Depreciation and amortization	110,445	129,376
Non-GAAP EBITDA	242,335	(74,081)
Impairment of goodwill	—	108,449
Restructuring and related charges	13,071	52,033
Net foreign exchange transaction losses	7,316	3,489
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	9,760	179,747
Other (income) expense, net	(4,029)	3,700
Held for Sale or Sold segment Adjusted EBITDA (1)	3,578	(29,739)
Non-GAAP Adjusted EBITDA	$272,031	$243,598

(1)	Our Non-GAAP Adjusted EBITDA excludes the Held for Sale or Sold segment Non-GAAP Adjusted EBITDA.
Interest Expense:
Interest expense for the nine months ended January 31, 2025, was $41.3 million compared with the prior year of $37.6 million. This increase was primarily due to a higher weighted average effective interest rate.
Net Foreign Exchange Transaction Losses:

Net foreign exchange transaction losses of $(7.3) million for the nine months ended January 31, 2025 were primarily due to losses on our foreign currency denominated intercompany accounts receivable and payable balances and, to a lesser extent, on our foreign currency denominated third party accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar. In the nine months ended January 31, 2025, we wrote off an additional net $0.4 million in cumulative translation adjustments in earnings due to the closure of our operations in Russia.
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

INDEX
Net Loss on Sale of Businesses, Assets, and Impairment Charges Related to Assets Held-for-Sale:

For the nine months ended January 31, 2025 and 2024, we recorded net pretax loss on sale of businesses, assets, and impairment charges related to assets held-for-sale as follows:

	Nine Months Ended January 31,
	2025	2024
CrossKnowledge	$4,197	$(56,159)
Wiley Edge	(14,778)	(20,676)
University Services	850	(101,412)
Tuition Manager	120	(1,500)
Sale of assets	(149)	—
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	$(9,760)	$(179,747)

These charges are reflected in Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. See above in the Consolidated Results of Operations for the three months ended January 31, 2025 for more details related to the nine months ended January 31, 2025 for CrossKnowledge, Wiley Edge and University Services.

In the nine months ended January 31, 2025, there was a reduction in the pretax loss on the sale of our Tuition Manager business previously in our Held for Sale or Sold segment of $0.1 million due to a selling price adjustment for cash received after the closing.
In the nine months ended January 31, 2025 we sold a facility which was reflected in Technology, property, and equipment, net in our Unaudited Condensed Consolidated Statements of Financial Position which resulted in a pretax loss on sale of $0.2 million.
In the nine months ended January 31, 2024, we recorded a held-for-sale pretax impairment of $76.8 million which includes $20.6 million for Wiley Edge and $56.2 million for CrossKnowledge. The losses on sale of businesses is due to the sale of our University Services and Tuition Manager businesses previously in our Held for Sale or Sold segment, which resulted in a pretax loss of approximately $101.4 million and $1.5 million, respectively, during the nine months ended January 31, 2024.
See Note 3, “Divestitures” for more details on the divestitures.

INDEX
Provision (Benefit) for Income Taxes:
Below is a reconciliation of our US GAAP Income (Loss) Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Nine Months Ended January 31,
	2025	2024
US GAAP Income (Loss) Before Taxes	$90,613	$(241,049)
Pretax Impact of Adjustments:
Impairment of goodwill	—	108,449
Restructuring and related charges	13,071	52,033
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	5,590	1,089
Amortization of acquired intangible assets	38,956	44,550
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	9,760	179,747
Held for Sale or Sold segment Adjusted Loss (Income) Before Taxes (1)	3,578	(28,253)
Non-GAAP Adjusted Income Before Taxes	$161,568	$116,566

(1)	Our Adjusted Income Before Taxes excludes the Adjusted Loss (Income) Before Taxes of our Held for Sale or Sold segment.

Below is a reconciliation of our US GAAP Income Tax Provision (Benefit) to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Nine Months Ended January 31,
	2025	2024
US GAAP Income Tax Provision (Benefit)	$74,545	$(15,465)
Income Tax Impact of Adjustments(1):
Impairment of goodwill	—	2,697
Restructuring and related charges	1,315	13,237
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	599	112
Amortization of acquired intangible assets	5,511	8,668
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	(1,360)	25,711
Held for Sale or Sold segment Adjusted Tax Benefit (Provision)(2)	887	(6,518)
Income Tax Adjustments
Impact of valuation allowance on the US GAAP effective tax rate(3)	(44,863)	—
Non-GAAP Adjusted Income Tax Provision	$36,634	$28,442

US GAAP Effective Tax Rate	82.3%	6.4%
Non-GAAP Adjusted Effective Tax Rate	22.7%	24.4%

(1)	For the nine months ended January 31, 2025 and 2024, substantially all of the tax impact was from deferred taxes.
(2)	Our Adjusted Income Tax Provision excludes the Adjusted Tax Benefit (Provision) of our Held for Sale or Sold segment.
(3)	In the nine months ended January 31, 2025, there was a $44.9 million impact on the US GAAP effective tax rate due to the valuation allowance on deferred tax assets in the US.

INDEX
The US GAAP effective tax rate for the nine months ended January 31, 2025, was 82.3% compared to 6.4% for the nine months ended January 31, 2024. The US GAAP effective tax rate for the nine months ended January 31, 2025 was greater than the US GAAP effective tax rate for the nine months ended January 31, 2024 primarily driven by US ordinary losses for which no tax benefit can be recognized as a result of the valuation allowance recorded against the net deferred tax assets.

The Non-GAAP Adjusted Effective Tax Rate was 22.7% for the nine months ended January 31, 2025 compared to 24.4% for the nine months ended January 31, 2024. The decrease in the Non-GAAP Adjusted Effective Tax Rate for the nine months ended January 31, 2025 compared with the nine months ended January 31, 2024 was primarily due to the mix of income and the impact of a discrete item related to the release of a tax reserve.
Diluted Earnings (Loss) per Share:

Diluted earnings per share for the nine months ended January 31, 2025 was $0.29 per share compared with a loss per share of $(4.10) per share for the nine months ended January 31, 2024. This increase was primarily due to net loss on sale of businesses and impairment charges related to assets held-for-sale in the prior year, and an increase in operating income, partially offset by an income tax benefit in the prior year compared to an income tax provision in the nine months ended January 31, 2025.
Below is a reconciliation of our US GAAP Earnings (Loss) per Share to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below are presented in the section above, “Provision (Benefit) for Income Taxes.”

	Nine Months Ended January 31,
	2025	2024
US GAAP Earnings (Loss) Per Share	$0.29	$(4.10)
Adjustments:
Impairment of goodwill	—	1.90
Restructuring and related charges	0.21	0.70
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	0.09	0.02
Amortization of acquired intangible assets	0.62	0.65
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	0.20	2.77
Held for Sale or Sold segment Adjusted Net Loss (Income)(1)	0.05	(0.39)
Income tax adjustments	0.82	—
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (2)	—	0.04
Non-GAAP Adjusted EPS	$2.28	$1.59

(1)	Our Adjusted EPS excludes the Adjusted Net Loss (Income) of our Held for Sale or Sold segment.
(2)
Represents the impact of using diluted weighted-average number of common shares outstanding (55.6 million shares for the nine months ended January 31, 2024) included in the Non-GAAP Adjusted EPS calculation in order to apply the dilutive impact on adjusted net income due to the effect of unvested restricted stock units and other stock awards. This impact occurs when a US GAAP net loss is reported and the effect of using dilutive shares is antidilutive.

On a constant currency basis, Adjusted EPS increased 43% primarily due to an increase in Adjusted Operating Income and, to a lesser extent, an increase in interest income.

INDEX
SEGMENT OPERATING RESULTS

	Nine Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
RESEARCH	2025	2024
Revenue:
Research Publishing	$679,492	$659,329	3%	3%
Research Solutions	115,246	112,344	3%	3%
Total Research Revenue	794,738	771,673	3%	3%

Cost of Sales	207,406	211,472	2%	2%
Operating Expenses	374,075	356,825	(5)%	(5)%
Amortization of Intangible Assets	32,845	33,895	3%	3%
Adjusted Operating Income	180,412	169,481	6%	7%
Depreciation and amortization	66,999	67,909	1%	2%
Adjusted EBITDA	$247,411	$237,390	4%	5%
Adjusted EBITDA Margin	31.1%	30.8%
Revenue:

Research revenue for the nine months ended January 31, 2025 increased $23.1 million, or 3%, as compared with the prior year on a reported basis. On a constant currency basis, Research revenue increased 3% as compared with the prior year. This was primarily due to an increase in author funded open access, content rights projects for training GenAI large language models of $10.1 million, and an increase in institutional models, partially offset by a decrease in legacy print and licensing revenue. On a constant currency basis, excluding GenAI revenue Research revenue increased 2% as compared with the prior year. Open access article output growth was approximately 14% as compared with the prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 5% as compared with the prior year. This increase was primarily due to higher revenue and, to a lesser extent, lower cost of sales, partially offset by higher employment related costs and, to a lesser extent, higher professional fees.

INDEX

	Nine Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
LEARNING	2025	2024
Revenue:
Academic	$233,547	$224,633	4%	4%
Professional	189,363	179,961	5%	5%
Total Learning Revenue	422,910	404,594	5%	4%

Cost of Sales	105,278	105,685	0%	1%
Operating Expenses	195,424	207,026	6%	6%
Amortization of Intangible Assets	6,073	6,832	11%	11%
Adjusted Operating Income	116,135	85,051	37%	36%
Depreciation and amortization	32,952	41,338	20%	20%
Adjusted EBITDA	$149,087	$126,389	18%	17%
Adjusted EBITDA Margin	35.3%	31.2%
Revenue:

Learning revenue increased $18.3 million, or 5%, as compared with the prior year on a reported basis. On a constant currency basis, revenue increased 4% as compared with the prior year. Academic revenue on a constant currency basis increased 4% primarily due to $11 million in content rights projects for training GenAI large language models and, to a lesser extent, an increase in zyBooks digital courseware, partially offset by a decrease in print book and digital content sales. Professional revenue on a constant currency basis increased 5% as compared with the prior year primarily due to an increase in GenAI revenue of $8 million and, to a lesser extent, an increase in print book sales, partially offset by a decrease in licensing revenue, and digital content sales. On a constant currency basis excluding GenAI revenue, Learning revenue decreased 1% as compared with the prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 17% as compared with the prior year. This increase was primarily due to higher revenue and, to a lesser extent, a decrease in employee costs after recent restructuring actions, partially offset by higher royalty costs.

INDEX

	Nine Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
HELD FOR SALE OR SOLD	2025	2024
Total Held for Sale or Sold Revenue	$17,382	$228,259	(92)%	(92)%

Cost of Sales	7,755	139,220	94%	94%
Operating Expenses	13,205	60,734	78%	78%
Amortization of Intangible Assets	—	2,003	#	#
Adjusted Operating (Loss) Income	(3,578)	26,302	#	#
Depreciation and amortization	—	3,437	#	#
Adjusted EBITDA	$(3,578)	$29,739	#	#
Adjusted EBITDA Margin	(20.6)%	13.0%
# Not meaningful
Revenue:

Revenue for Held for Sale or Sold decreased $210.9 million, or 92%, as compared with the prior year on a reported and constant currency basis. This was primarily due to the sale of the University Services, Wiley Edge, and CrossKnowledge businesses.
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased $33.3 million as compared with the prior year. This decrease was primarily due to the sale of the University Services, Wiley Edge, and CrossKnowledge businesses.

	Nine Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
CORPORATE EXPENSES	2025	2024
Operating Expenses	$134,966	$136,873	1%	2%
Amortization of Intangible Assets	(5)	—	#	#
Adjusted Corporate Expenses	(134,961)	(136,873)	1%	2%
Depreciation and amortization	10,494	16,692	37%	37%
Adjusted EBITDA	$(124,467)	$(120,181)	(4)%	(3)%
# Not meaningful
On a constant currency basis, adjusted corporate expenses of $124.5 million on an Adjusted EBITDA basis increased 3% as compared with the prior year. This was primarily due to an increase in enterprise modernization and consulting fees related to strategic initiatives, including the re-engineering of our cost structure.
ACCOUNTING STANDARDS UPDATE
We are required to prepare our Unaudited Condensed Consolidated Financial Statements in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) which is the source for all authoritative US GAAP. The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates (ASU). See Note 2, "Recent Accounting Standards" of Part I, Item 1, "Notes to Unaudited Condensed Consolidated Financial Statements" for further information.

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

As of January 31, 2025, we had cash and cash equivalents of $104.5 million, of which approximately all was located outside the US. Maintenance of these cash and cash equivalent balances outside the US does not have a material impact on the liquidity or capital resources of our operations. We intend to repatriate earnings from our non-US subsidiaries, and to the extent we repatriate these funds to the US, we will be required to pay income taxes in various US state and local jurisdictions and applicable non-US withholding or similar taxes in the periods in which such repatriation occurs. Accordingly, as of January 31, 2025, we have recorded a deferred tax liability of approximately $3.1 million related to the estimated taxes that would be incurred upon repatriating certain non-US earnings to the US.

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

As of January 31, 2025, we had approximately $887.2 million of debt outstanding, net of unamortized issuance costs of $0.5 million, and approximately $415.6 million of unused borrowing capacity under our Amended and Restated CA and other facilities. Our Amended and Restated CA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of January 31, 2025.
Analysis of Historical Cash Flows
The following table shows the changes in our Unaudited Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended January 31,
	2025	2024
Net cash provided by operating activities	$52,250	$24,352
Net cash used in investing activities	(69,694)	(78,493)
Net cash provided by financing activities	24,076	55,354
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	$(1,615)	$432
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

INDEX
Free Cash Flow less Product Development Spending:

	Nine Months Ended January 31,
	2025	2024
Net cash provided by operating activities	$52,250	$24,352
Less: Additions to technology, property and equipment	(42,347)	(57,275)
Less: Product development spending	(11,054)	(12,324)
Free cash flow less product development spending	$(1,151)	$(45,247)
Net Cash Provided by Operating Activities
The following is a summary of the $27.9 million change in Net cash provided by operating activities for the nine months ended January 31, 2025 compared with the nine months ended January 31, 2024 (amounts in millions).

Net cash provided by operating activities – Nine months ended January 31, 2024	$24.4
Net income adjusted for items to reconcile net income to net cash provided by operating activities, which would include such noncash items as depreciation and amortization, impairment of goodwill, net losses on sale of businesses, assets, and impairment charges related to assets held-for-sale, restructuring charges, and the change in deferred taxes	(38.6)
Working capital changes:
Accounts receivable, net and contract liabilities	23.0
Accounts payable and accrued royalties	41.5
Changes in other assets and liabilities	2.0
Net cash provided by operating activities – Nine months ended January 31, 2025	$52.3

The favorable change in accounts receivable, net and contract liabilities was primarily due to higher collections for institutional models and open access due to higher revenue.

The favorable change in accounts payable and accrued royalties was primarily due to the timing of payments.

The favorable changes in other assets and liabilities noted in the table above was primarily due to lower restructuring payments, and an increase in income taxes payable, partially offset by higher payments for annual incentive compensation in fiscal year 2025 related to the prior fiscal year and, to a lesser extent, other operating liabilities.

Our negative working capital (current assets less current liabilities) was $322.5 million and $419.2 million as of January 31, 2025 and April 30, 2024, respectively. This $96.7 million change in negative working capital was primarily due to the seasonality of our business. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions for which cash has been collected in advance. The contract liabilities will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of January 31, 2025 and as of April 30, 2024 includes $313.3 million and $483.8 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Cash collected in advance for subscriptions is used by us for a number of purposes, including funding operations, capital expenditures, acquisitions, debt repayments, dividend payments, and share repurchases.

INDEX
Net Cash Used In Investing Activities

Net cash used in investing activities for the nine months ended January 31, 2025 was $69.7 million compared to $78.5 million in the prior year. The decrease in net cash used in investing activities was primarily due to a decrease in cash used of $14.9 million for additions to technology, property and equipment, partially offset by the net cash transferred in fiscal year 2025 related to the sale of businesses and assets. See Note 3, "Divestitures" for further details.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $24.1 million for the nine months ended January 31, 2025 compared to $55.4 million for the nine months ended January 31, 2024. This decrease in cash provided by financing activities was primarily due to lower net borrowings in fiscal year 2025 of $44.4 million, partially offset by the $17.5 million change in book overdrafts.

In the nine months ended January 31, 2025, we increased our quarterly dividend to shareholders to $1.41 per share annualized versus $1.40 per share annualized in the prior year.
The following table summarizes the shares repurchased of Class A and Class B Common Stock (shares in thousands):

	Nine Months Ended January 31,
	2025	2024
Shares repurchased – Class A	782	870
Shares repurchased – Class B	2	2
Average price – Class A and Class B	$44.66	$33.24
The average price per share excludes excise taxes payable on share repurchases and may differ from the share repurchases reflected in Purchases of treasury shares in our Unaudited Condensed Consolidated Statements of Cash Flows.

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

On an annual basis, a hypothetical one percent change in interest rates for the $387.7 million of unhedged variable rate debt as of January 31, 2025 would affect net income and cash flow by approximately $3.0 million.
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
During the three months ended January 31, 2025, we recorded foreign currency translation losses in Accumulated other comprehensive loss, net of tax of approximately $(32.2) million primarily as a result of the fluctuations of the US dollar relative to the British pound sterling. During the nine months ended January 31, 2025, we recorded foreign currency translation gains in Accumulated other comprehensive loss, net of tax of approximately $10.7 million, primarily as a result of the fluctuations of the US dollar relative to the euro, partially offset by fluctuations of the US dollar relative to the British pound sterling. During the three months ended January 31, 2024, we recorded foreign currency translation gains in Accumulated other comprehensive loss, net of tax of approximately $25.1 million primarily as a result of the fluctuations of the US dollar relative to the British pound sterling and, to a lesser extent, the euro. During the nine months ended January 31, 2024, we recorded foreign currency translation gains in Accumulated other comprehensive loss, net of tax of approximately $2.4 million, primarily as a result of the fluctuations of the US dollar relative to the British pound sterling, partially offset by fluctuations of the US dollar relative to the euro.
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

INDEX
The reserves are reflected in the following accounts of our Unaudited Condensed Consolidated Statements of Financial Position:

	January 31, 2025	April 30, 2024
Increase in Inventories, net	$6,163	$7,833
Decrease in Accrued royalties	$(2,421)	$(3,112)
Increase in Contract liabilities	$19,588	$25,393
Print book sales return reserve net liability balance	$(11,004)	$(14,448)
A one percent change in the estimated sales return rate could affect net income by approximately $0.9 million. A change in the pattern or trends in returns could affect the estimated allowance.
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

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. No single book customer accounts for more than 7% of total consolidated revenue and 20% of accounts receivable at January 31, 2025. The top 10 book customers account for approximately 13% of total consolidated revenue and approximately 34% of accounts receivable at January 31, 2025.
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

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no significant developments related to legal proceedings during the three months ended January 31, 2025. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 Note 16, “Commitment and Contingencies”.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended January 31, 2025, we made the following purchases of Class A and Class B Common Stock under our publicly announced stock repurchase programs:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program	Maximum Dollar Value of Shares that May be Purchased Under Additional Plans or Programs (Dollars in millions)
November 2024	—	$—	—	—	$92.4
December 2024	133,974	45.12	133,974	—	86.4
January 2025	92,769	42.63	92,769	—	82.4
Total	226,743	$44.10	226,743	—	$82.4

(1)	Average price per share excludes excise taxes payable on share repurchases.
ITEM 5. OTHER INFORMATION
Directors and Executive Officers Trading Arrangements
During the period covered by this Quarterly Report on Form 10-Q, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

INDEX
ITEM 6. EXHIBITS

Material Contracts
10.1*	Amendment to John Wiley & Sons, Inc. Deferred Compensation Plan effective as of December 20, 2024

10.2*	Amendment to Employees’ Retirement Plan of John Wiley & Sons, Inc. effective as of December 20, 2024

10.3*	Summary Plan Description for John Wiley & Sons, Inc. Employees’ Savings Plan Effective as of January 1, 2024, Amended as of December 20, 2024

10.4*	Amendment to John Wiley & Sons, Inc. Supplemental Benefit Plan effective as of December 20, 2024

10.5*	Amendment to John Wiley & Sons, Inc. Supplemental Executive Retirement Plan effective as of December 20, 2024

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Inline XBRL
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: March 7, 2025