Form 10-K
period 2025-04-30
JOHN WILEY & SONS, INC.
filed 2025-06-25
CIK 107140

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: April 30, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, October 31, 2024, was approximately $2,055 million. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant’s Class A and Class B Common Stock as of May 31, 2025 was 44,624,949 and 8,768,531 respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on September 25, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Index
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2025

Index
Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition, and results of operations. The Securities and Exchange Commission (SEC) encourages companies to disclose forward-looking information so that investors can better understand a company’s prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will,” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, anticipated restructuring charges and savings, operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those described in any forward-looking statements. Any such forward-looking statements are based upon many assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond our control, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment by Wiley in new technologies and products; (ii) subscriber renewal rates for our journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the seasonal nature of our educational business and the impact of the used book market; (vii) worldwide economic and political conditions; (viii) our ability to protect our copyrights and other intellectual property worldwide; (ix) our ability to successfully integrate acquired operations and realize expected opportunities; (x) the ability to realize operating savings over time and in fiscal year 2026 in connection with our multiyear Global Restructuring Program and completed dispositions; (xi) cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business; (xii) as a result of acquisitions, we have and may record a significant amount of goodwill and other identifiable intangible assets and we may never realize the full carrying value of these assets; (xiii) our ability to leverage artificial intelligence technologies in our products and services, including generative artificial intelligence, large language models, machine learning, and other artificial intelligence tools; and (xiv) other factors detailed from time to time in our filings with the SEC. We undertake no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

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
Wiley is one of the world’s largest publishers and a global leader in research and learning. The Company's content, services, platforms, and knowledge networks are tailored to meet the evolving needs of its customers and partners, including researchers, students, instructors, professionals, institutions, and corporations. Wiley is a predominantly digital company with 83% of its Adjusted Revenue for fiscal year 2025 generated by digital products and services. For fiscal year 2025, 48% of Adjusted Revenue is recurring which includes revenue that is contractually obligated or set to recur with a high degree of certainty. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section “Consolidated Results of Operations” of this Annual Report on Form 10-K for the reconciliation of consolidated Revenue to Adjusted Revenue.
We report financial information for the following reportable segments, as well as a Corporate category, which includes certain costs that are not allocated to the reportable segments:
•Research includes the reporting lines of Research Publishing and Research Solutions;
•Learning includes the Academic and Professional reporting lines and consists of publishing, courseware, and assessments.
Wiley also reports a Held for Sale or Sold segment, which primarily includes non-core businesses which were classified as held-for-sale until the date of sale, as well other businesses which were sold as described further below.
Our operations are primarily located in the United States (US) and the United Kingdom (UK), with smaller offices in Sri Lanka, Germany, and India. In the year ended April 30, 2025, approximately 49% of our consolidated revenue was from outside the US.
Wiley’s business strategies are tightly aligned with consistent long-term growth trends, including ever-increasing global research and development (R&D) investment, leading to growth in scientific research output and the number of institutions and researchers worldwide. These strategies include expanding our publishing program and journal portfolio to meet the global demand for peer-reviewed research, driving additional value in our subscription-based models for universities and corporations, volume-based models for open access, content licensing opportunities for applications in science and innovation, and content platform and service offerings for corporations and societies. Learning strategies include selectively scaling high-value digital content, courseware, and assessments to meet targeted opportunities in education and professional development.

Index
Business Segments
Research:
Research’s mission is to support researchers, professionals, and learners in the discovery and use of research knowledge to help them achieve their goals. Research provides over 1,800 scientific, technical, medical, and scholarly journals, as well as related content and services in areas of physical sciences and engineering, health sciences, social sciences and humanities, and life sciences. Research customers include academic, corporate, government, and public libraries, funders of research, researchers, scientists, clinicians, engineers and technologists, scholarly and professional societies, and students and professors. Research products are sold and distributed globally through multiple channels, including direct to research libraries and library consortia via multi-year agreements, through independent subscription agents, and direct to researchers and professional society members, and other customers. For fiscal year 2025, approximately 96% of Research revenue is generated by digital and online products, and services. Publishing centers include Australia, China, Germany, India, the UK, and the US. Research revenue accounted for approximately 64% of our consolidated revenue in the year ended April 30, 2025, with a 32.1% Adjusted EBITDA margin. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section “Segment Operating Results” of this Annual Report on Form 10-K for further details and for the reconciliation of Adjusted Operating Income to Adjusted EBITDA.
Research revenue by product type includes Research Publishing and Research Solutions. The graphs below present revenue by product type for the years ended April 30, 2025 and 2024:
2025
2024
Key growth strategies for the Research segment include publishing more peer-reviewed research and expanding our journal portfolio, thereby increasing the value of our Journal Subscriptions (pay to read) and Transformational Agreements (pay to read and publish), developing new open access journals and volume-based revenue streams (pay to publish), focusing on high-growth and emerging research markets, licensing our content for innovation in the corporate R&D value chain, and developing new digital products and information services to meet the needs of researchers, authors, societies, and corporate customers.
Research Publishing
Research Publishing generates the majority of its revenue from contracts with its customers in the following revenue streams:
•Journal Subscriptions (pay to read) and Transformational Agreements (pay to read and publish) under multi-year arrangements
•Open Access (pay to publish)
•Licensing and ancillary products

Index
Journal Subscriptions and Transformational Agreements
As of April 30, 2025, we publish over 1,800 academic research journals. We sell Journal Subscriptions directly to thousands of research institutions worldwide through our sales representatives, indirectly through independent subscription agents, through marketing campaigns, and through memberships in professional societies for those journals that are sponsored by societies. Journal Subscriptions are primarily licensed through contracts for digital content available online through our Wiley Online Library platform. Contracts are negotiated by us directly with customers or their subscription agents. Subscription periods typically cover calendar years. Payment for subscription revenue is generally collected in advance.
Transformational Agreements (read and publish) are a subscription-based model that blends Journal Subscriptions and Open Access offerings. For a single fee, a national or regional consortium of libraries pays for in advance and receives full read access to our journal portfolio and the ability to publish under an open access arrangement (articles made freely available and authors maintain copyright). Like Journal Subscriptions, Transformational Agreements involve recurring revenue under multi-year arrangements.
Long-term publishing alliances play a major role in Research Publishing’s success. Approximately 46% of Journal Subscriptions revenue is derived from publication rights that are owned by professional societies and other publishing partners such as research institutions or foundations, and are published by us pursuant to long-term contracts or owned jointly with such entities. These alliances, with many of them being decades-long in duration, bring mutual benefit: The partners gain Wiley’s publishing, marketing, sales, and distribution expertise, while Wiley benefits from being affiliated with prestigious organizations and their members. Societies that sponsor or own such journals generally receive a royalty and/or other financial consideration. We may procure editorial services from such societies on a prenegotiated fee basis. We also enter into agreements with outside independent editors of journals that define their editorial duties and the fees and expenses for their services. Contributors of articles to our journal portfolio transfer publication rights to us or a professional society, as applicable. We publish the journals of many prestigious societies, including the American Cancer Society, the American Heart Association, the American Anthropological Association, the American Geophysical Union, and the German Chemical Society.
Wiley Online Library, our digital content platform for researchers, provides the user with intuitive navigation, enhanced discoverability, expanded functionality, and a range of personalization options. Access to abstracts is free and full content is accessible through licensing agreements or as individual article purchases. Our online publishing platforms provide revenue growth opportunities through new applications and business models, online advertising, deeper market penetration, and individual sales and pay-per-view options. Also note that portions of our content are provided free or at nominal cost to developing nations through partnerships with certain nonprofit organizations.
The annual Clarivate Analytics’ Journal Citation Reports (JCR) are one of the most widely used sources of citation metrics used to analyze the performance of peer-reviewed journals. The most prominent of these metrics, the Impact Factor, is based on the frequency with which an average article is cited in the JCR report year. Alongside other metrics, this makes it an important tool for evaluating a journal’s impact on ongoing research.
Wiley’s performance in the 2024 release of the JCR remains strong, maintaining its top 3 position in terms of citations received. Wiley has 8% of titles, 8% of articles, and 10% of citations.

A total of 1,728 Wiley journals were included in the reports. Wiley journals ranked #1 in 17 categories across 17 of its titles and achieved 265 top-10 category rankings.

Open Access

Under the Open Access business model, accepted research articles are published subject to upfront payment of article publication charges (APCs) and then all open articles are immediately free to access online. Contributors of open access articles retain many rights and typically license their work under terms that permit reuse.

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

Index
We offer two Open Access publishing models. The first of these is Hybrid Open Access where authors can publish in the majority of our paid subscription journals. The second offering is Gold Open Access, where authors can publish in open access-only journals. All Open Access articles are subject to the same rigorous peer-review process applied to our subscription-based journals. As with our subscription portfolio, a number of the Gold Open Access Journals are published under contract for, or in partnership with, prestigious societies, including the American Geophysical Union, the American Heart Association, and the British Ecological Society. The Open Access portfolio spans life, physical, medical, and social sciences and includes a choice of high impact journals and broad-scope titles that offer a responsive, author-centered service.
Licensing and ancillary products
Licensing and ancillary products includes the licensing of publishing rights, the licensing of content for artificial intelligence (AI) models, individual article sales, and backfile sales. Wiley engages with international publishers and receives licensing revenue from reproductions, translations, and other digital uses of our content. The licensing of content for AI models helps developers improve the accuracy and impact of their models. By accessing Wiley's rich content, developers can train their AI models to better understand and generate human-like text, improving overall performance and accuracy. Through the Article Select and PayPerView programs, we provide fee-based access to non-subscribed journal articles, content, book chapters, and major reference work articles. The Research Publishing business is also a provider of content and services in evidence-based medicine (EBM). Through our alliance with The Cochrane Collaboration, we publish The Cochrane Library, a premier source of high-quality independent evidence to inform healthcare decision-making. Backfile licenses provide access to a historical collection of Wiley journals, generally for a one-time fee.

Research Solutions

Research Solutions generates revenue through content platforms and services that enable corporations and societies to attract and retain customers.

Research Solutions includes advertising (journals and newsletters), sales, and marketing services (knowledge hubs for pharmaceutical companies). Our recruitment platform offers full-service career site management for pharmaceutical companies and other R&D centric corporations. Spectral database licenses grant access to scientific research-based data on microscopy, spectroscopy, bioanalysis, and separation science. Our projects business offers services related to content creation and distribution, an educational platform for health professionals, and digital events and webinars for corporations in health and physical sciences.

We also provide platform and workflow solutions for societies and publishers, including production and content hosting, submissions and peer review support, and editorial and copy editing services. The Atypon® publishing platform for societies and publishers delivers integrated access to more than 11 million articles from over two thousand publishers and societies, as well as around 29,000 online books and hundreds of multivolume reference works, laboratory protocols, and databases.
Learning:

Our Learning segment includes Academic and Professional, whose products and services include scientific, professional, and education print and digital books, digital courseware to support students and instructors, and assessment services for businesses and professionals. Primary categories served include business and leadership, technology, behavioral health, engineering/architecture, science, and professional education. Products are sold to and through brick-and-mortar and online retailers, wholesalers who supply such bookstores, college bookstores, individual practitioners, corporations, distributor networks, and government agencies.

Publishing centers include Australia, Germany, India, the UK, and the US. Learning accounted for approximately 35% of our consolidated revenue in the year ended April 30, 2025, with a 37.4% Adjusted EBITDA margin. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section “Segment Operating Results” of this Annual Report on Form 10-K for further details and for the reconciliation of Adjusted Operating Income to Adjusted EBITDA. For fiscal year 2025, approximately 60% of Learning revenue is from digital and online products and services.

Index
Learning revenue by product type includes Academic and Professional. The graphs below present revenue by product type for the years ended April 30, 2025 and 2024:
2025
2024

Key strategies for the Learning business include selectively scaling high-value digital content, courseware, and assessments where the Company is seeking content libraries for new licensing opportunities.

Book manuscripts and materials are sourced from authors around the world, utilizing the efforts of an internal editorial staff, external editorial support, and advisory boards. Most materials originate by the authors themselves or as the result of suggestions or solicitations by editors. We enter into agreements that state the terms and conditions under which the materials will be published, the author name in which the copyright will be registered, the basis for any royalties, and other matters. Author compensation models include royalties, which vary depending on the nature of the product and work-for-hire. We may make advance royalty payments against future royalties to authors of certain publications. Royalty advances are reviewed for recoverability and a reserve for loss is maintained, if appropriate.

We continue to add new titles, revise existing titles, and discontinue the sale of others in the normal course of our business. We also create adaptations of original content for specific markets based on customer demand. Our general practice is to revise our textbooks every 3 to 5 years, as warranted, and to revise other titles as appropriate. Subscription-based products are updated on a more frequent basis.

Wiley does not own any printing facilities. We generally contract independent printers and binderies globally for their services, using a variety of suppliers and materials to support our range of needs. As of April 30, 2025, we had one global warehousing and distribution facility remaining, which is in the UK. We have an agreement to outsource our US-based book distribution operations to Cengage Learning, with the continued aim of improving efficiency in our distribution activities and moving to a more variable cost model.

Book sales for Learning are generally made on a returnable basis with certain restrictions. We provide for estimated future returns on sales made during the year based on historical return experience and current market trends.
Academic
Academic generates the majority of its revenue from contracts with its customers in the following revenue streams:
•Print and Digital Publishing
•Digital Courseware
•Licensing and ancillary products

Index
Print and Digital Publishing

Education textbooks, related supplementary material, and digital products are sold primarily to bookstores and online retailers serving educational institutions (primarily colleges and universities) and direct-to-students. We employ sales representatives who call on faculty responsible for adopting books to be used in courses, and on the bookstores that serve such institutions and their students. The textbook business is seasonal, with the majority of textbook sales occurring during the July-through-October and December-through-February periods. There are various channels to drive accessibility for print and digital materials within the higher education market, including used, rental, and inclusive access whereby the cost of digital course content is added to a student's tuition and fees. Technical and Medical (STM) reference books are sold and distributed globally in digital and print formats through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, bookstores, online booksellers, and other customers.
Book content is available online through Wiley Online Library, WileyPLUSTM, zyBooks®, alta®™, and other proprietary platforms. Digital books are delivered to intermediaries, including Amazon, Apple, and Google, for sale to individuals in various industry-standard formats. Digital books are also licensed to libraries through aggregators. Specialized formats for digital textbooks go to distributors servicing the academic market, and digital book collections are sold by subscription through independent third-party aggregators servicing distinct communities. Custom deliverables are provided to corporations, institutions, and associations to educate their employees, generate leads for their products, and extend their brands. Digital content is also used to create online articles, mobile apps, newsletters, and promotional collateral. Continually reusing content improves margins, speeds delivery, and helps satisfy a wide range of evolving customer needs. Our online presence not only enables us to deliver content online, but also to sell more books. Publishing alliances and franchise products are important to our strategy. Education and STM publishing alliance partners include IEEE, American Institute of Chemical Engineers, and many others. The ability to join Wiley’s product development, sales, marketing, distribution, and technology with a partner’s content, technology, and/or brand name has contributed to our success.
Digital Courseware
We offer online learning solutions, including WileyPLUS, an online education platform that is integrated with a digital textbook. The interactive zyBooks platform for STEM disciplines, namely computer science, maximizes learner engagement and retention through demonstration and hands-on learning experiences using question sets, animations, tools, and embedded labs.
Licensing and ancillary products
We engage in co-publishing titles with international publishers and receive licensing revenue from photocopies, reproductions, translations, and digital uses of our content. We also license our Learning content for training and developing AI models. By accessing Wiley's authoritative content, AI developers can train their models to better understand and generate human-like text, improving overall performance and accuracy.
Professional
Professional generates the majority of its revenue from contracts with its customers in the following revenue streams:
•Professional Publishing
•Assessments
•Licensing and ancillary products

Index
Professional Publishing

Professional books, which include business and finance, technology, and other professional categories are sold to brick-and-mortar and online retailers, wholesalers who supply such bookstores, college bookstores, individual practitioners, corporations, and government agencies. We employ sales representatives who call upon independent bookstores, national and regional chain bookstores, wholesalers, and corporations globally. Sales of professional books also result from direct marketing outreach, conferences, and other industry-relevant outreach. Key franchises and brands in the Professional category include Dummies®, Sybex, The Jon Gordon Companies, and Disciplined Entrepreneurship by Bill Aulet. Professional organizations also use our custom professional publications for marketing outreach. This outreach includes customized books written for a specific customer and includes custom cover art, such as imprints, messages, and slogans.

Assessments

Our assessments offerings include soft-skills training solutions delivered to organizational clients and their employees through online digital delivery platforms, either directly or through an authorized distributor network of independent consultants, trainers, and coaches. Wiley’s branded assessment solutions include Everything DiSC®, The Five Behaviors® based on Patrick Lencioni’s perennial bestseller The Five Dysfunctions of a Team, and Leadership Practices Inventory® from Kouzes and Posner’s bestselling The Leadership Challenge, as well as PXT Select®™, a pre-hire selection tool. Our solutions help organizations hire and develop effective managers, leaders, and teams.

Licensing and ancillary products
Licensing and distribution services are made available to other publishers under agency arrangements. Wiley also realizes advertising revenue from branded websites (e.g., Dummies.com) and online applications. We also license our content for AI model training and development, as described above.
Held for Sale or Sold:
Our Held for Sale or Sold segment primarily consists of non-core businesses which were classified as held-for-sale until the date of sale, as well as other businesses which were sold. This primarily includes University Services which was sold on January 1, 2024, Wiley Edge which was sold on May 31, 2024 except its India operations which was sold on August 31, 2024, CrossKnowledge which was sold on August 31, 2024, and other businesses sold in fiscal years 2024 and 2023.
Held for Sale or Sold accounted for approximately 1% of our consolidated revenue in the year ended April 30, 2025, with a (20.6)% Adjusted EBITDA margin. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section “Segment Operating Results” of this Annual Report on Form 10-K for further details and for the reconciliation of Adjusted Operating Income to Adjusted EBITDA.
CrossKnowledge previously offered online learning and training solutions for global corporations and small and medium-sized enterprises, which were sold on a subscription or fee basis.
Wiley Edge sourced students and professionals for technology and banking services careers and placed them with financial institutions, technology companies, and government agencies.

Index
Human Capital
As of April 30, 2025, we employed approximately 5,200 colleagues worldwide.

We view our colleagues as one of our most significant assets and investments to deliver on our mission and to champion and advocate for our customers who want to make impacts in their fields, their workplaces, and their lives, through knowledge creation, use, and dissemination. Our success depends on our ability to develop, attract, reward, and retain a diverse population of talented, qualified, and highly skilled colleagues at all levels of our organization and across our global workforce. This includes programs, policies, and initiatives that promote inclusion and belonging; talent acquisition; ongoing employee learning and development; competitive compensation and benefits; health and well-being; and emphasis on employee satisfaction and engagement.
Our culture differentiates us as an organization, and our core values define how we work together. We ask colleagues to embody our three values—Learning Champion, Needle Mover, and Courageous Teammate—and assess their performance against these in addition to what they achieve against their goals. These values define who we are as a company and what we stand for.
Our human capital metrics summary as of April 30, 2025:

	METRIC
Colleagues By Region	Americas	38%
	APAC	26%
	EMEA	36%
Global Gender Representation	% Female Colleagues	57%
	% Female Senior Leaders (Vice President and above)	45%
US Person of Color (POC) Representation*	% POC Colleagues	26%
	% POC Senior Leaders (Vice President and above)	19%
* US POC includes employees who self-identify as Hispanic or Latino, Black or African American, Asian, American Indian or Alaskan Native, Native Hawaiian or other Pacific Islander, Other, or two or more races.
Health & Well-Being
Colleague well-being is at the core of our business, as it is critical we provide tools and resources to help colleagues and their families be healthy, and an environment that allows us to be at our best at work and in life. From a global paid parental leave, an app that supports mental health, and a global giving platform, we provide the tools and resources that meet the needs of our colleagues in maintaining and achieving healthy, physical, emotional, social, career, and financial well-being.
We believe that Wiley’s best work will be done in a flexible workplace which consists of a careful blend of flexible, digitally enabled remote work and purposeful in-person connection and collaboration (Global Work Model). As we continue to evolve Wiley’s Global Work Model, we remain committed to providing our colleagues flexibility while embracing opportunities to come together for meaningful connections. Our approach is intended to support well-being, while maintaining a culture of innovation and creating an equitable experience for all colleagues.
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
We are focused on four Inclusion and Belonging Strategic Pillars—Fostering an Inclusive Community, Enhancing our Foundation, Understanding our People, and Creating Impact Through our Business.

Index
These pillars reflect our Inclusion and Belonging near-term priorities to propel a sustainable, inclusive organization that embodies inclusion throughout our policies, programs, and processes, and fosters an inclusive culture that celebrates the unique contributions of our colleagues and supports human connectivity. In addition, we develop partnerships and launch pilot programs to support communities that are underrepresented in higher education, the workforce, and the field of publishing.

Our Employee Resource Groups help amplify our Inclusion and Belonging priorities through learning, community engagement, and allyship and advocacy.
Careers and Engagement
Investment in colleague development and growth for current and future roles is central to our culture. Our goal is to provide colleagues with learning opportunities and experiences during their journey at Wiley. We help colleagues upskill and thrive by leveraging the power of our internal products and tapping into our external partnerships. We focus on delivering quality curated resources, customized learning paths, and comprehensive development programs. We offer interactive development programs that allow our colleagues to share lessons learned, adopt best practices, and have interactive opportunities with their peers. Through our internal development programs, our colleagues get practical advice on updating their internal resumes, and honing their interviewing skills, and having career conversations with our Talent team. Leveraging Wiley's Everything DiSC assessment tools and resources, our colleagues can better understand themselves and others, creating a common language that makes interactions more collaborative and effective.
Through our Pay@Wiley journey, we continue to enhance our colleague and manager understanding of pay through our education programs and raised transparency by sharing segment in range and publishing our annual global equitable pay study. Recognizing the great work our colleagues do is an important part of our culture. We continue to use Achievers as our recognition platform that is designed so our colleagues can recognize each other to create a culture of recognition and celebrate success. In fiscal year 2025, we had over 31,000 recognitions and introduced the Wiley Impact Award program to recognize top performing colleagues driving an impact on our enterprise goals.
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
Environment

At Wiley, environmental sustainability is an integral part of our operations and corporate strategy. We continue to build on our progress to further reduce greenhouse gas emissions, strengthen partnerships that advance environmental action, and promote responsible stewardship throughout our value chain. We are committed to aligning our practices and reporting to relevant environmental regulations and emerging standards to ensure our actions support broader climate and sustainability goals.

Our climate strategy prioritizes achieving net-zero emissions by 2040. We have established science-based targets, validated by the Science Based Targets initiative (SBTi), to drive emissions reductions across Scopes 1 (direct emissions), 2 (indirect emissions from purchased utilities), and 3 (other indirect emissions within our value chain). We continue to transition our owned and leased offices, distribution center, and warehouse locations toward renewable energy sources, while utilizing Energy Attribute Certificates (EACs) for locations not yet able to access renewable energy directly. Additionally, we are consolidating our office footprint and prioritizing responsible energy management across our operations. Wiley remains aligned with the Business Ambition for 1.5°C campaign, reinforcing our commitment to the urgent need for corporate climate action.

In parallel, we are advancing sustainable publishing and digital innovation to minimize environmental impact. We are promoting digital adoption, optimizing resource use, and enhancing supply chain engagement to uphold responsible standards. We continue to publish content that supports the UN Sustainable Development Goals and reduce print production through initiatives such as print-on-demand, zero-inventory distribution models, and increased digital offerings. Our efforts are guided by our publicly available Environmental Policy and Paper Selection and Use Policy.

Wiley remains committed to building on the progress we have made, evolving our strategy to meet the challenges ahead, and making a positive impact on environmental sustainability.

Index

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
Available Information
Our investor site is investors.wiley.com. Our internet address is wiley.com. We make available, free of charge, on or through our investors.wiley.com website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports that we file or furnish pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. The information contained on, or that may be accessed through our website is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K.
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
Strategic Risks
Our business may be adversely impacted if we cannot protect our intellectual property.
Our business depends on our intellectual property, including our valuable trademarks and copyrighted content. A substantial portion of our publications are protected by copyright, held either in our name, in the name of the author of the work, or in the name of a sponsoring professional society. Such copyrights protect our exclusive right to publish the work in many countries abroad for specified periods, in most cases the author’s life plus 70 years. We believe the protection and monetization of our proprietary trademarks and copyrighted content, as well as other intellectual property, is critical to our continued success and our competitive position. Our ability to do so is subject to the inherent limitation in protections available under intellectual property laws in the US and other applicable jurisdictions. Unauthorized parties could unlawfully misappropriate our brand, content, technology, and other intellectual property and may continue to do so, and the measures we have taken to protect and enforce our proprietary rights may not be sufficient to fully address or prevent all third-party infringement.
Advancements in technology, including advancements in generative artificial intelligence (collectively, AI Technologies), have made unauthorized copying and wide dissemination of unlicensed content easier. Detection of unauthorized use of our intellectual property and enforcement of our intellectual property rights have become more challenging, in part due to the increasing volume and sophistication of attempts at unauthorized use of our intellectual property, including from generative AI developers. As our business and the presence and impact of bad actors become more global in scope, we may not be able to protect our proprietary rights in a cost-effective manner in other jurisdictions. In addition, intellectual property protection may not be available in every country in which our products and services are distributed or made available through the internet.
If we are unable to protect and enforce our intellectual property rights, we may not succeed in realizing the full value of our assets, our business and profitability may be adversely impacted, and our brand may be tarnished by misuse of our intellectual property.

Index
We may not be able to realize the expected benefits of our growth strategies, which are described in Item 1. Business, which could adversely impact our consolidated financial position and results of operations.
We may not be able to adequately drive publishing output and journal expansion to meet the global demand for peer-reviewed research, nor expand licensing, platform, and service offerings for institutions, corporations, and societies.
Technological developments in artificial intelligence (AI) could disrupt the markets in which we operate and subject us to increased competition, cannibalization, legal and regulatory risks, and compliance costs.

Technological developments in artificial intelligence, including machine learning technology, large language models, and AI Technologies and their current and potential future applications, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict. AI Technologies could significantly disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the sale of new products leveraging AI Technologies may result in the cannibalization of sales for existing products, which may harm our results of operations.

We intend to seek to avail ourselves of the potential benefits, insights, and efficiencies that are available through the use of AI Technologies, which presents a number of potential risks that cannot be fully mitigated. If the content, analyses, or recommendations that AI Technologies assist in producing are, or are alleged to be, deficient, inaccurate, biased, or otherwise problematic, our reputation may be adversely affected. In addition, the introduction of generative AI tools into our business may negatively impact our workplace culture and ability to attract and retain employees if generative AI tools are viewed as displacing workers. Generative AI also presents emerging legal and ethical issues, and terms governing the use of generative AI are subject to change. Accordingly, our use of, or perceptions of the way that we use, generative AI could adversely affect our business, brand, financial condition, or results of operations. There is also a risk that AI Technologies may be misused or misappropriated by our employees and/or third parties engaged.

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

Regulations related to AI Technologies may also impose on us certain obligations and costs related to monitoring and compliance. For example, in April 2023, the Federal Trade Commission, US Department of Justice, Consumer Financial Protection Bureau, and US Equal Employment Opportunity Commission released a joint statement on AI demonstrating interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. In October 2023, the Presidential Administration signed an executive order that establishes new standards for AI safety and security. In addition to the US regulatory framework, the EU introduced a new regulation applicable to certain AI Technologies and the data used to train, test, and deploy them, which could impose significant requirements on both the providers and deployers of AI Technologies.
Potential reductions in US federal funding for libraries and changes to US higher education policy may adversely affect our business

Our operations and revenue are partially dependent on funding for research and spending by publicly funded institutions, including public libraries, colleges, and universities. The current US administration has recently proposed reductions in US federal funding for the National Institute of Health and other agencies that support research as well as funding for the US Department of Education and other university programs. If these proposals are enacted, our US library customers may experience budget constraints that reduce their ability to license, purchase, or renew our products and services.

Wiley is a global business and enjoys healthy geographic revenue distribution and funding diversity worldwide, but any material and sustained decrease in US public funding for research and education could adversely affect our results of operations over time. We cannot predict the extent to which future US federal budgets or policy changes may impact funding policies in other countries, our customers, or our business, but such actions may have a significant and negative effect on our US market.

Index
Divestitures could adversely affect our business and financial results and may introduce significant risks and uncertainties.
We continually evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. We completed the divestiture of our non-core education businesses that no longer aligned with our strategic direction or growth targets, as previously disclosed. While these divestitures have been finalized, certain financial arrangements associated with these transactions, including Sellers Notes and earnout provisions, continue to present potential risks and uncertainties that could adversely affect our business, consolidated financial position, and consolidated results of operations. These post-divestiture financial arrangements require ongoing monitoring and management attention to ensure compliance with agreement terms and to mitigate potential adverse impacts on our financial position. If the buyers of our divested businesses experience operational or financial difficulties, our ability to collect on Sellers Notes or realize anticipated earnout payments could be impaired. See Note 4, "Acquisitions and Divestitures" for further details.
A reduction in enrollment at colleges and universities could adversely affect the demand for our higher education products.
Enrollment in US colleges and universities can be adversely affected by many factors, including changes in government and private student loan and grant programs, uncertainty about current and future economic conditions, increases in tuition, general decreases in family income and net worth, and low unemployment due to an active job market. In addition, enrollment levels at colleges and universities outside the US are influenced by global and local economic factors, local political conditions, and other factors that make predicting foreign enrollment levels difficult. Reductions in expected levels of enrollment at colleges and universities within the US could adversely affect demand for our higher education offerings, which could adversely impact our consolidated financial position and results of operations.
If we are unable to retain key talent and other colleagues, our consolidated financial condition or results of operations may be adversely affected.
The Company and industry are highly dependent on the loyal engagement of key leaders and colleagues. Loss of talent due to inadequate skills and career path development, or maintaining competitive salaries and benefits could have a significant impact on Company performance.
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
The trend towards digital content has created contraction in the print book retail market which increases the risk of bankruptcy for certain retail customers, potentially leading to the disruption of short-term product supply to consumers, as well as potential bad debt write-offs.

Index
As the market has shifted to digital products, customer expectations for lower-priced products have increased due to customer awareness of reductions in production costs and the availability of free or low-cost digital content and products. Increased customer demand for lower prices could reduce our revenue.
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
Information Technology Systems and Cybersecurity Risks
Our Company is highly dependent on information technology systems and their business management and customer-facing capabilities, which are critical for the long-term competitive sustainability of the business. If we fail to innovate in response to rapidly evolving technological and market developments, our competitive position may be negatively impacted.

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

We may be susceptible to information technology risks that may adversely impact our business, consolidated financial position, and results of operations.
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
Any disruptions, delays, or deficiencies in the design or implementation of a new ERP system could result in increased costs, disruptions in operations, or delays in the collection of cash from our customers, as well as having an adverse effect on our ability to timely report our financial results, all of which could materially adversely affect our business, consolidated financial position, and results of operations. While we have contingency support available, any major disruptions, while unlikely, may require a longer remediation time. This could impact our ability to process and fulfill orders for those businesses. We currently use a legacy platform with limited support for order management of the global Learning business. Any defects and disruptions in the legacy systems which cannot be addressed in a timely manner could impact our ability to process orders and reconcile financial statements. These legacy platforms are being evaluated as part of the recently initiated enterprise modernization program noted above.
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
Like many multinational corporations, we, and some third parties upon which we rely, have experienced cyberattacks on our computer systems and networks in the past and may experience them in the future, likely with more frequency and sophistication and involving a broader range of devices and modes of attack, all of which will increase the difficulty of detecting and successfully defending against them. To date, none have resulted in any material adverse impact to our business, operations, products, services, or customers. Wiley has invested heavily in cybersecurity tools and resources to keep our systems safe. We have implemented various security controls to meet our security obligations, while also defending against constantly evolving security threats. Our security controls help to secure our information systems, including our computer systems, intranet, proprietary websites, email, and other telecommunications and data networks, and we scrutinize the security of outsourced website(s) and service providers prior to retaining their services. However, the security measures implemented by us or by our outside service providers may not be effective, and our systems (and those of our outside service providers) may be vulnerable to theft, loss, damage, and interruption from a number of potential sources and events, including unauthorized access or security breaches, cyberattacks, computer viruses, power loss, or other disruptive events.
The security compliance landscape continues to evolve, requiring us to stay apprised of changes in cybersecurity, privacy laws and regulations, such as the following, but not limited to the European Union General Data Protection Regulation (GDPR), the California Consumer Privacy Act (CCPA), the Brazilian General Data Protection Law (LGPD), and the Chinese Cybersecurity, Data Security and Personal Information Protection laws (PIPL). The UK ceased to be an EU Member State on January 31, 2020, but enacted the UK data protection law. It is unclear how UK data protection laws will continue to develop; however, contractual clauses have been established regulating data transfers to and from the UK. Some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

Index
In addition to new and proposed data protection laws, we also stay apprised and adopt certain security standards required by our clients, such as International Organization for Standardization (ISO), National Institute of Standards and Technology (NIST), and Center for Internet Security (CIS). Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyberattacks and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers.

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

Operational Risks
We may not realize the anticipated cost savings and benefits from, or our business may be disrupted by, our continuous improvement efforts.
We will continue to explore opportunities to develop new business models and enhance the efficiency of our cost and organizational structure. The rapid pace and scope of change increases the risk that not all our strategic initiatives will deliver the expected benefits within the anticipated timeframes. In addition, these efforts may disrupt our business activities, which could adversely affect our consolidated financial position and results of operations.
We continue to restructure and realign our cost base with current and anticipated future market conditions, including our Global Restructuring Program. Significant risks associated with these actions that may impair our ability to achieve the anticipated cost savings or that may disrupt our business, include delays in the implementation of anticipated workforce reductions in highly regulated locations outside of the US, decreases in employee morale, the failure to meet operational targets due to the loss of key employees, and disruptions of third parties to whom we have outsourced certain business functions. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and consolidated financial position and results of operations could be adversely affected.
We may not realize the anticipated cost savings and processing efficiencies associated with the outsourcing of certain business processes.
We have outsourced certain business functions, principally in technology, content management, printing, warehousing, fulfillment, distribution, collections and returns processing, and certain other transactional processing functions, to third-party service providers to achieve cost savings and efficiencies. If these third-party service providers do not perform effectively, we may not be able to achieve the anticipated cost savings, and depending on the function involved, we may experience business disruption or processing inefficiencies, all with potential adverse effects on our consolidated financial position and results of operations.
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

Index
We have certain global operations related to software development and technology architecture, digital content production, and system testing services. Due to the political instability within certain regions, there is the potential for future government embargoes and sanctions, which could disrupt our operations in these areas. While we have developed business continuity plans to address these issues, further adverse developments in these regions could have a material impact on our consolidated financial position and results of operations.

In our Research segment, approximately 30% of the articles we published in calendar year 2024 included China-based authors. This compares to the industry percentage which is approximately 32% of articles published in calendar year 2024 which included China-based authors. Any restrictions on exporting intellectual property could adversely affect our business and consolidated financial position and results of operations. Chinese governments and institutions are producing early warning lists of journals published by non-Chinese publishers that have high proportions of Chinese content which could have an impact on future article volumes.
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
Subscription agents account for approximately 18% of total annual consolidated revenue, and no one agent accounts for more than 10% of total annual consolidated revenue.
Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online book resellers. Although no book customer accounts for more than 6% of total consolidated revenue and 9% of accounts receivable at April 30, 2025, the top 10 book customers account for approximately 12% of total consolidated revenue and approximately 24% of accounts receivable at April 30, 2025.
In our Research business, a lack of integrity in our published research could adversely impact our consolidated financial position and results of operations.
We publish research authored by individuals outside our Company. The integrity of that research could be compromised due to the manipulation, misrepresentation, and misconduct by those individuals or other outsiders involved in the publishing process. This activity could adversely impact our open access publishing and article output by causing us to potentially pause publication, retract articles, or halt publication of a journal, which could adversely impact our business and consolidated financial position and results of operations.
Financial Risks
Volatility in the financial markets and a related global economic downturn could impact our ability to access global credit markets and meet our future financing needs.
Changes in global financial markets have not had, nor do we anticipate they will have, a significant impact on our liquidity. We continue to believe that we have the ability to meet our financing needs for the foreseeable future. We typically generate significant operating cash flow from ongoing operations, continue to maintain available cash and other financial assets, retain access to the capital markets, and have available committed lines of credit through our syndicated credit agreement. As market conditions change, we will continue to monitor our liquidity position. However, there can be no assurance that our liquidity or our consolidated financial position and results of operations will not be adversely affected by possible future changes in global financial markets and global economic conditions. Unprecedented market conditions, including illiquid credit markets, volatile equity markets, dramatic fluctuations in foreign currency and interest rates, and economic recession, could have a material adverse effect on our business and future results.

Index
Fluctuations in foreign currency exchange rates and interest rates could materially impact our consolidated financial condition and results of operations.
Non-US revenues, as well as our substantial non-US net assets, expose our consolidated results to volatility from changes in foreign currency exchange rates. The percentage of consolidated revenue for the year ended April 30, 2025, recognized in the following currencies (on an equivalent US dollar basis) were approximately: 51% US dollar, 29% British pound sterling, 11% euro, and 9% other currencies. In addition, our floating interest rate loans and borrowings are subject to risk from changes in interest rates. We may, from time to time, use derivative instruments to hedge such risks. Notwithstanding our efforts to foresee and mitigate the effects of changes in external financial market or economic conditions, we cannot predict with certainty changes in foreign currency exchange rates and interest rates, inflation, or other related factors affecting our business, consolidated financial position, and results of operations.
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
As a result of acquisitions, we recorded a significant amount of goodwill and other identifiable intangible assets. At April 30, 2025, we had $1,121.5 million of goodwill and $595.0 million of intangible assets, of which $124.5 million are indefinite-lived intangible assets, on our Consolidated Statements of Financial Position. The intangible assets are principally composed of content and publishing rights, customer relationships, brands and trademarks, and developed technology. Failure to achieve business objectives and financial projections could result in an asset impairment, which would result in a noncash charge to our consolidated results of operations. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and when events or changes in circumstances indicate that impairment may have occurred. Intangible assets with definite lives, which were $470.5 million at April 30, 2025, are tested for impairment only when events or changes in circumstances indicate that an impairment may have occurred. Determining whether an impairment exists can be difficult as a result of increased uncertainty and current market dynamics and requires management to make significant estimates and judgments. A noncash intangible asset impairment charge could have a material adverse effect on our consolidated financial position and results of operations. See Note 11, “Goodwill and Intangible Assets” for further information related to goodwill and intangible assets, and the impairment charges recorded in the years ended April 30, 2024 and 2023.
Changes in pension costs and related funding requirements may impact our consolidated financial position and results of operations.
We provide defined benefit pension plans for certain employees worldwide. Our Board of Directors approved amendments to the US, Canada, and UK defined benefit plans that froze the future accumulation of benefits effective June 30, 2013, December 31, 2015, and April 30, 2015, respectively. Due to the sale of CrossKnowledge on August 31, 2024, the retirement benefit pension plan was discharged as of the date of sale and we retain no further obligations for retirement benefits for CrossKnowledge. The funding requirements and costs of these plans are dependent upon various factors, including the actual return on plan assets, discount rates, plan participant population demographics, and changes in global pension regulations. Changes in these factors affect our plan funding, consolidated financial position, and results of operations.

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
The scientific research publishing industry generates much of its revenue from paid customer subscriptions to online and print journal content. There is interest within government, academic, and library communities for such journal content to be made available for free immediately or following a period of embargo after publication, referred to as open access. For instance, certain governments and privately held funding bodies have implemented mandates that require journal articles derived from government-funded research to be made available to the public at no cost immediately or after an embargo period. Open access can be achieved in two ways: Green, which enables authors to publish articles in subscription-based journals and self–archive the author accepted version of the article for free public use immediately or after any embargo period; and Gold, which enables authors to publish their articles in journals that provide immediate free access to the final version of the article on the publisher’s website, and elsewhere under permissive licensing terms, following payment or waiver of an APC. These mandates have the potential to put pressure on subscription-based publications. If such regulations are widely implemented, our consolidated financial position and results of operations could be adversely affected.
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
Increases in income tax rates, changes in income tax laws or regulations, or unfavorable resolutions of tax matters could have a material adverse impact on our financial results.

We are subject to tax laws in the jurisdictions of the US and numerous other jurisdictions in which we conduct business. Wiley’s results of operations could be adversely affected by a change in the consolidated effective tax rate as a result of a change in a number of factors including the mix of earnings in countries with differing statutory tax rates, the result of audits of previously filed tax returns, the cost of repatriation, or changes in tax laws and regulations and the interpretations thereof in the jurisdictions where we operate.

Many jurisdictions have agreed to a statement in support of the Organization for Economic Co-operation and Development model (OECD) rules that propose a partial global profit reallocation and a global minimum tax rate of 15%. Certain countries, including European Union member states, have enacted legislation incorporating the global minimum tax with effect from 2024 while many others have indicated their intent to adopt, or have adopted, legislation effective in 2025. The OECD and implementing countries are expected to continue to make further revisions to their legislation and release additional guidance. As the legislation becomes effective in countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. This increasingly complex global tax environment has in the past and could continue to increase tax uncertainty, resulting in higher compliance costs and adverse effects on our financial performance.

In addition, we are subject to potential taxes in jurisdictions where we have sales, even though we do not have a physical presence, and these potential taxes could have an impact on our consolidated financial position and results of operations. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, has made and could continue to make resolving tax disputes more difficult. Although we believe our tax estimates are reasonable, the final resolution of tax audits and any related litigation can materially differ from our historical income tax provisions and accruals, resulting in an adverse effect on our financial performance.

Index
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act (Sarbanes-Oxley Act), and the rules and regulations of the New York Stock Exchange. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. This may require us to incur substantial additional professional fees and internal costs to further expand our accounting and finance functions and expend significant management efforts.
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
General Risks
Global economic, market, public health, and geopolitical conditions or other events could negatively impact our consolidated financial positions and results of operations.
We are exposed to risks and uncertainties caused by factors beyond our control, including global economic, public health, and geopolitical conditions. These include economic weakness, softness in consumer and corporate spending, uncertainty and volatility, including the potential for a recession; a competitive labor market and evolving workforce expectations; inflation, rising interest rates; public health crisis, including pandemics; financial stability of the banking industry, and political and sociopolitical uncertainties and conflicts. The potential escalation of trade tensions between the US and China could slow down China's economy, which could impact Research Publishing, accelerate China's move towards Transformational Agreements, lead to caps on APCs and/or pressure to publish in non-US journals, and increase risks related to exchange rate fluctuations. These factors may result in declines and/or volatility in our results or stock price. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions. Our business could also be impacted by volatility caused by geopolitical events, such as the conflict in Ukraine. In addition, the actual or perceived effects of a disease outbreak, epidemic, pandemic, or similar widespread public health concern, such as COVID-19, could also materially and adversely affect our results. The future impact that global economic, public health, and geopolitical conditions will have on our business operations and financial results is uncertain and will depend on numerous evolving factors and developments that we are not able to reliably predict or mitigate. It is also possible that these conditions may impact other risks discussed in this section.

Index
Changes in US and foreign government administrative policy, including the imposition of or increases in tariffs and changes to existing trade agreements, and other changes to macroeconomic conditions could have a material adverse effect on global economic conditions and our business, results of operations, and financial condition.

As a result of changes to US and foreign government administrative policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant increases in tariffs on goods imported into or exported from the US, and adverse responses by foreign governments to US trade policies, among other possible changes. As the implementation of tariffs is ongoing, more tariffs may be added in the future. These tariffs could have an adverse impact on our business, results of operations, financial condition, and if we are unable to pass such price increases through to our customers, it would likely increase our cost of sales and, as a result, decrease our margins, operating income, and net income.

As of the date of this Annual Report on Form 10-K, discussions remain ongoing in respect of certain trade restrictions and tariffs on imports from Canada, China, Mexico, and Europe, as well as retaliatory tariffs enacted in response to such actions. Any of these factors could depress economic activity and restrict our access to suppliers or customers and, in turn, have a material adverse effect on the business and financial condition of such suppliers and customers or other counterparties we do business with, which in turn would negatively impact our consolidated financial position and results of operations.

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

Wiley adopted the National Institute of Standards and Technology Cybersecurity Framework (NIST-CSF) as a guide for its cybersecurity program to establish and maintain a continuous improvement process for identifying, assessing, and managing cyber risks and cyber-related threats. Informed by the NIST-CSF, we maintain a cybersecurity risk management program that is designed to identify, assess, manage, and mitigate cybersecurity risks and provides a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers. To secure our technology environment, our organization leverages the latest software and security capabilities with a defense-in-depth and layered strategy. We deploy endpoint detection and response, network anomaly detection, and multi-factor authentication across most of our environment. We engage with various third-party consultants as well as utilize various threat intelligence services to assist in our oversight and to identify risks. We require employees with access to our information systems, including all corporate employees and consultants, to undertake annual data protection and cybersecurity training and ongoing phishing simulation exercises. In addition, Wiley’s controls are also monitored and tested on a continuous basis by an external third-party to assess the effectiveness of our cyber program.

Based on the information we have as of the date of this Annual Report on Form 10-K, we do not believe that any cybersecurity incident experienced by the Company has materially affected or is reasonably likely to materially affect Wiley, including our business strategy, results of operations, or financial condition. For additional information about cybersecurity risks, see Item 1A. “Risk Factors.”

Governance

Our Board is responsible for the overall oversight of our enterprise risk management. The Board receives regular updates on the key risks to the organization on a quarterly basis. The Board has delegated oversight of cybersecurity risks to the Audit Committee. The Audit Committee receives quarterly and yearly cybersecurity updates from the Company’s Chief Information & Security Officer (CISO), which includes updates on the Company’s cybersecurity policies and strategies, cyber risks and threats, the status of projects designed to continuously improve the Company’s information security systems, assessments of the Company’s security program, employee training and awareness programs, emerging threat landscape, and engagement with external cybersecurity experts and advisors, as needed.

Management’s Role

Management is responsible for day-to-day risk management activities, including identifying and assessing cybersecurity risks, establishing processes to ensure that potential cybersecurity risk exposures are monitored, implementing appropriate mitigation or remediation measures, and maintaining cybersecurity programs. Risk mitigation strategies and key performance indicators are defined, and tracked, as part of the quarterly internal reporting. The information security team consists of subject matter experts in the fields of security operations, governance risk and compliance (GRC), application security, fraud, identity and access management, and security architecture. Our security operation center (SOC) monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through a variety of technical and operational measures and regularly reports to our CISO. Our CISO is part of the senior management team and regularly updates the Audit Committee on the company’s cybersecurity program, including cybersecurity risks, incidents, and mitigation strategies.

The information security team is led by the CISO who has 29 years of experience in business risk management and cybersecurity. The information security team has established processes and procedures that guide and enable continuous monitoring, detection, prevention, mitigation, and remediation of cybersecurity incidents. These processes are carried out using various security platforms tools, capabilities, and strategies including tests of our information security program, tabletop exercises, penetration and vulnerability testing, and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. Incident response teams within the SOC utilize procedures that identify escalation paths when security events are identified. Incident priorities dictate escalation of events and how they are reported from an incident commander up to the executive leadership team within Wiley as well as to the Board.

Index

Despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident. The threat landscape is constantly changing and will continue to as new technologies, such as AI, evolve.
Item 2. Properties
We occupy office, warehouse, and distribution facilities in various parts of the world, as listed below (excluding those locations with less than 10,000 square feet of floor area, none of which are considered material property).
Due to the increased use of virtual work arrangements and our various restructuring programs, we exited certain leased office space, subleased certain office spaces, and reduced occupancy at other facilities. In Part II, Item 8, “Financial Statements and Supplementary Data” see Note 7, “Restructuring and Related Charges,” of the Notes to Consolidated Financial Statements for details of these restructuring programs.
All of the current buildings and the equipment owned or leased are believed to be in good operating condition and are suitable for the conduct of our business.

Location	Purpose	Owned or Leased	Approx. Sq. Ft.
United States:
New Jersey	Corporate Headquarters	Leased	247,000
Indiana	Office	Leased	42,000
Massachusetts	Office	Leased	26,000
North Carolina	Office	Leased	12,000

International:
England	Distribution Centers	Leased	298,000
	Offices	Leased	64,000
Germany	Office	Owned	104,000
	Office	Leased	14,000
India	Distribution Centers	Leased	20,000
	Office	Leased	25,000
China	Offices	Leased	40,000
Sri Lanka	Office	Leased	26,000
Jordan	Office	Leased	24,000
Brazil	Office	Leased	12,000
Greece	Office	Leased	11,000
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
Item 4. Mine Safety Disclosures
Not applicable.

Index
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our Class A and Class B shares are listed on the New York Stock Exchange under the symbols WLY and WLYB, respectively.
On a quarterly basis, the Board of Directors considers the payment of cash dividends based upon its review of earnings, our financial position, and other relevant factors. As of May 31, 2025, the approximate number of holders of our Class A and Class B Common Stock were 667 and 42, respectively, based on the holders of record.
During the year ended April 30, 2020, our Board of Directors approved a share repurchase program of $200 million of Class A or B Common Stock. As of April 30, 2025, we had authorization from our Board of Directors to purchase up to $57.4 million that was remaining under this program.
During the fourth quarter of fiscal year 2025, we made the following purchases of Class A and Class B Common Stock under the publicly announced stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Be Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Additional Plans or Programs (Dollars in Millions)
February 2025	—	$—	—	—	$82.4
March 2025	139,467	44.51	139,467	—	76.2
April 2025	435,510	43.15	435,510	—	57.4
Total	574,977	$43.48	574,977	—	$57.4

(1)	Average price per share excludes excise taxes payable on share repurchases.

Index
Performance Graph
The below graph provides an indicator of the cumulative total return to shareholders of the Company’s Class A Common Stock as compared with the cumulative total return on the Russell 2000, the Dow Jones Publishing Index, and the S&P 400 Midcap, for the period from April 30, 2020 to April 30, 2025. The Company has elected to use the Russell 2000 Index and the S&P 400 Midcap index as its broad equity market indices because it is currently included in these indices. Cumulative total return assumes $100.00 invested on April 30, 2020, and reinvestment of dividends throughout the period.

	April 30, 2020	April 30, 2021	April 30, 2022	April 30, 2023	April 30, 2024	April 30, 2025
WLY	$100.00	$156.77	$143.65	$112.72	$114.36	$137.11
Russell 2000	$100.00	$174.88	$145.33	$139.99	$158.58	$159.94
Dow Pub	$100.00	$166.59	$148.09	$140.09	$173.86	$205.43
S&P 400	$100.00	$167.89	$156.04	$158.04	$184.57	$186.72
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
Overview
Wiley is one of the world’s largest publishers and a global leader in research and learning. The Company’s content, services, platforms, and knowledge networks are tailored to meet the evolving needs of its customers and partners, including researchers, students, instructors, professionals, institutions, and corporations. Wiley is a predominantly digital company with 83% of its Adjusted Revenue for the year ended April 30, 2025, generated by digital products and services. For the year ended April 30, 2025, 48% of Adjusted Revenue is recurring which includes revenue that is contractually obligated or set to recur with a high degree of certainty. See below for the reconciliation of consolidated Revenue to Adjusted Revenue.
We report financial information for the following reportable segments, as well as a Corporate category, which includes certain costs that are not allocated to the reportable segments:
•Research includes the reporting lines of Research Publishing and Research Solutions;
•Learning includes the Academic and Professional reporting lines and consists of publishing, courseware, and assessments.
Wiley also reports a Held for Sale or Sold segment, which primarily includes non-core businesses which were classified as held-for-sale until the date of sale, as well other businesses which were sold as described further below.
Through the Research segment, we provide peer-reviewed scientific, technical, and medical (STM) journals, content platforms, and related publishing and audience solutions to academic, corporate, and government customers, academic societies, and individual researchers. The Learning segment provides scientific, professional, and education print and digital books to researchers, professionals, and students, digital courseware for instructors and students, and assessment services to businesses and professionals.
Wiley’s business strategies are tightly aligned with consistent long-term growth trends, including ever-increasing global R&D investment, leading to growth in scientific research output and the number of institutions and researchers worldwide. These strategies include expanding our publishing program and journal portfolio to meet the global demand for peer-reviewed research, driving additional value in our subscription-based models for universities and corporations, volume-based models for open access, content licensing opportunities for applications in science and innovation, and content platform and service offerings for corporations and societies. Learning strategies include selectively scaling high-value digital content, courseware, and assessments to meet targeted opportunities in education and professional development.

Index
Consolidated Results of Operations
FISCAL YEAR 2025 AS COMPARED TO FISCAL YEAR 2024 SUMMARY RESULTS
SUMMARY

•US GAAP Results: Revenue of $1,677.6 million (-10% compared with the prior year due to foregone revenue from divested businesses), Operating income of $221.4 million ($+169.1 million compared with the prior year), and Diluted Earnings per Share of $1.53 (+$5.18 compared with the prior year).
•Adjusted Results at Constant Currency (excluding Held for Sale or Sold segment results): Adjusted Revenue of $1,660.2 million (+3% compared with the prior year), Adjusted Operating Income of $250.5 million (+29%, compared with the prior year), Adjusted EBITDA of $397.7 million (+8% compared with the prior year), and Adjusted EPS of $3.64 (+31% compared with the prior year).
•Net Cash Provided by Operating Activities of $202.6 million ($-5.0 million compared with the prior year), and Free Cash Flow Less Product Development Spending of $125.9 million ($+11.6 million compared with the prior year)
Revenue:
Revenue for the year ended April 30, 2025, decreased $195.4 million, or 10%, as compared with the prior year. On a constant currency basis, revenue decreased 10% as compared with the prior year. Excluding the revenues from the Held for Sale or Sold segment, Adjusted Revenue increased 3% on a constant currency basis. AI license revenue was $40 million in the year ended April 30, 2025 compared to $23 million in the prior year.
Adjusted Revenue

Below is a reconciliation of our consolidated US GAAP Revenue, net to Non-GAAP Adjusted Revenue, net:

	Year Ended April 30,
	2025	2024
US GAAP Revenue, net	$1,677,609	$1,872,987
Less: Held for Sale or Sold Segment (1)	(17,382)	(255,543)
Non-GAAP Adjusted Revenue, net	$1,660,227	$1,617,444

(1)	Our Adjusted Revenue net excludes the impact of our Held for Sale or Sold segment revenue.
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:
Cost of sales for the year ended April 30, 2025, of $431.4 million, decreased $148.3 million, or 26% as compared with the prior year. On a constant currency basis, cost of sales decreased 26% as compared with the prior year primarily due to the prior year including employee and marketing costs related to the University Services business which was sold on January 1, 2024 and, to a lesser extent, lower employee costs related to the Wiley Edge business which was sold on May 31, 2024.
Excluding the cost of sales from the Held for Sale or Sold segment, cost of sales decreased 1% on a constant currency basis primarily due to lower product development and inventory-related costs, partially offset by higher royalty costs.
Operating and Administrative Expenses:
Operating and administrative expenses for the year ended April 30, 2025, of $947.4 million decreased $66.1 million, or 7%, as compared with the prior year. On a constant currency basis, operating and administrative expenses decreased 7% as compared with the prior year primarily reflecting lower employee related costs and, to a lesser extent, lower depreciation and amortization, partially offset by an increase in enterprise modernization costs.

Index
Excluding the operating and administrative expenses from the Held for Sale or Sold segment, operating and administrative expenses decreased 1% as compared with the prior year on a constant currency basis primarily due to lower depreciation and amortization and, to a lesser extent, employments costs, partially offset by an increase in enterprise modernization costs.
Impairment of Goodwill:
We recorded an impairment of goodwill in the year ended April 30, 2024, of $108.4 million. This charge is reflected in the Impairment of goodwill in the Consolidated Statements of Income (Loss).
Due to the segment realignment in the first quarter of fiscal year 2024, we were required to test goodwill for impairment immediately before and after our segment realignment in accordance with applicable accounting standards. Prior to the realignment, we concluded that the fair value of the University Services reporting unit within the former Academic segment was below its carrying value, which resulted in a pretax noncash goodwill impairment of $11.4 million. University Services was adversely impacted by market conditions and headwinds for online degree programs, which led to a decline in projected enrollments from existing partners, pricing pressures and revenue share concessions, and a decline in new partner additions over both the short-term and long-term which adversely impacted forecasted revenue growth and operating cash flows. Such impairment reduced the goodwill of the University Services reporting unit to zero.

After the realignment, we concluded that the fair value of the CrossKnowledge reporting unit within the Held for Sale or Sold segment was below its carrying value, which resulted in a pretax noncash goodwill impairment of $15.3 million. CrossKnowledge was adversely impacted by a decline in the demand for its offerings, which resulted in lower sales and a decline in average contract value, that adversely impacted forecasted revenue growth and operating cash flows. Such impairment reduced the goodwill of the CrossKnowledge reporting unit to zero.
As a result of signing the agreement to sell Wiley Edge and the decrease in the fair value of the business which was impacted by a decline in placements in the third quarter of fiscal year 2024, we tested the goodwill of the Wiley Edge reporting unit within the Held for Sale or Sold segment for impairment. We concluded that the fair value of the Wiley Edge reporting unit was below its carrying value, which resulted in a pretax noncash goodwill impairment of $81.7 million in the three months ended January 31, 2024. Such impairment reduced the goodwill of the Wiley Edge reporting unit to zero. See Note 11, “Goodwill and Intangible Assets” for details on these charges.
Restructuring and Related Charges:
We recorded restructuring and related charges in the years ended April 30, 2025 and 2024 of $25.6 million and $63.0 million, respectively. These charges are reflected in the Restructuring and related charges in the Consolidated Statements of Income (Loss).
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

In the fourth quarter of fiscal year 2025, the program was further extended due to the completion of our divestitures with a focus on optimizing our cost structure, with particular emphasis on aligning our technology costs and other corporate expenses. As a result of these initiatives, this expanded program will include severance related charges, facility-related costs associated with certain properties, and other activities.

Excluding actions related to the Held for Sale or Sold segment, we anticipate to yield annualized cost savings of approximately $100 million, with approximately $80 million of that realized this fiscal year from actions taken starting in fiscal year 2024.

For the years ended April 30, 2025 and 2024, we recorded pretax restructuring charges of $29.4 million and $61.6 million, respectively, related to this program.

Index

See Note 7, “Restructuring and Related Charges” for more details on these charges.
Business Optimization Program
For the years ended April 30, 2025 and 2024, we recorded pretax restructuring credits of $(3.8) million and charges of $1.4 million, respectively, related to this program.
See Note 7, “Restructuring and Related Charges” for more details on these credits and charges.
For the impact of our restructuring programs on diluted earnings (loss) per share, see the section below, “Diluted Earnings (Loss) per Share (EPS).”
Amortization of Intangible Assets:
Amortization of intangible assets was $51.8 million for the year ended April 30, 2025, a decrease of $4.2 million, or 7% as compared with the prior year. On a constant currency basis, amortization of intangible assets decreased 8% as compared with the prior year primarily due to the cessation of amortization for held-for-sale assets and the completion of amortization of certain acquired intangible assets. See Note 4, “Acquisitions and Divestitures” for more details on these divestitures.
Operating Income, Adjusted Operating Income (OI) and Adjusted EBITDA:
Operating income for the year ended April 30, 2025, of $221.4 million increased $169.1 million, as compared with the prior year. On a constant currency basis, the operating income increase was consistent with the reported increase as compared with the prior year. The increase was primarily due to lower costs of sales, and the $108.4 million impairment of goodwill in the prior year and, to a lesser extent, lower operating and administrative expenses, and restructuring charges, partially offset by a decrease in revenue.
Adjusted OI on a constant currency basis increased 29% as compared with the prior year. The increase in Adjusted OI was primarily due to an increase in Adjusted Revenue and, to a lesser extent, lower operating and administrative expenses.
Adjusted EBITDA on a constant currency basis increased 8% as compared with the prior year primarily due to an increase in Adjusted Revenue, partially offset by higher operating and administrative expenses.
Adjusted OI
Below is a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted OI:

	Year Ended April 30,
	2025	2024
US GAAP Operating Income	$221,409	$52,261
Adjustments:
Restructuring and related charges	25,561	63,041
Impairment of goodwill	—	108,449
Held for Sale or Sold segment Adjusted Operating Loss (Income) (1)	3,578	(28,711)
Non-GAAP Adjusted OI	$250,548	$195,040

(1)	Our Adjusted OI excludes the impact of our Held for Sale or Sold segment Adjusted Operating Loss or (Income).

Index
Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net Income (Loss) to Non-GAAP EBITDA and Adjusted EBITDA:

	Year Ended April 30,
	2025	2024
Net Income (Loss)	$84,161	$(200,319)
Interest expense	52,547	49,003
Provision for income taxes	58,717	13,272
Depreciation and amortization	147,126	176,989
Non-GAAP EBITDA	342,551	38,945
Impairment of goodwill	—	108,449
Restructuring and related charges	25,561	63,041
Net foreign exchange transaction losses	8,142	2,959
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	23,340	183,389
Other (income) expense, net	(5,498)	3,957
Held for Sale or Sold segment Adjusted EBITDA (1)	3,578	(32,148)
Non-GAAP Adjusted EBITDA	$397,674	$368,592

(1)	Our Non-GAAP Adjusted EBITDA excludes the Held for Sale or Sold segment Non-GAAP Adjusted EBITDA.
Interest Expense:
Interest expense for the year ended April 30, 2025, was $52.5 million compared with the prior year of $49.0 million. This increase was primarily due to a higher weighted average effective interest rate on borrowings.
Foreign Exchange Transaction (Losses):
Foreign exchange transaction losses were $(8.1) million for the year ended April 30, 2025, and were primarily due to losses on our intercompany accounts receivable and payable balances and, to a lesser extent, losses on our foreign currency denominated third-party receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar. In the year ended April 30, 2025, we wrote off an additional net gain of $1.4 million in cumulative translation adjustments from our Russian entity which was formally liquidated in the fourth quarter of fiscal year 2025.
Foreign exchange transaction losses were $(3.0) million for the year ended April 30, 2024, and were primarily due to losses on our foreign currency denominated third-party receivable and payable balances and, to a lesser extent, losses on our intercompany accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar. In fiscal year 2023, due to the closure of our operations in Russia, our Russian entity was deemed substantially liquidated. As a result, cumulative translation adjustments associated with that entity were recognized. In the year ended April 30, 2024, we wrote off an additional net gain of $1.0 million in cumulative translation adjustments from our Russian entity.

Index
Net Loss on Sale of Businesses, Assets, and Impairment Charges Related to Assets Held-for-Sale:
For the years ended April 30, 2025 and 2024, we recorded pretax loss on sale of businesses, assets, and impairment charges related to assets held-for-sale as follows:

	Year Ended April 30,
	2025	2024
CrossKnowledge	$4,119	$(55,440)
Wiley Edge	(14,852)	(19,401)
University Services	(12,578)	(107,048)
Tuition Manager	120	(1,500)
Sale of assets	(149)	—
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	$(23,340)	$(183,389)

These charges are reflected in Net (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale on our Consolidated Statements of Income (Loss).

On August 31, 2024, we completed the sale of CrossKnowledge which was included in our Held for Sale or Sold segment. The pretax loss on sale was $51.3 million after accounting for the assets sold, liabilities transferred upon sale, transaction costs, and the write-off of cumulative translation adjustments in earnings. In connection with the held-for-sale classification prior to the sale, we recognized cumulative impairment charges of $51.0 million on the remeasurement of the disposal group at the lower of carrying value or fair value less costs to sell, which included $55.4 million recognized in fiscal year 2024. Upon the completion of the sale, we recognized a net gain of $4.1 million in the year ended April 30, 2025, primarily due to subsequent changes in the fair value less costs to sell, as well as changes in the carrying amount of the disposal group.

On May 31, 2024, we completed the sale of Wiley Edge which was included in our Held for Sale or Sold segment, with the exception of its India operations which sold on August 31, 2024. The pretax loss on sale was $34.3 million after accounting for the assets sold, liabilities transferred upon sale, transaction costs, and the write-off of cumulative translation adjustments in earnings. In connection with the held-for-sale classification, during fiscal year 2024, we recognized cumulative impairment charges of $19.4 million on the remeasurement of the disposal group at the lower of carrying value or fair value less costs to sell. Upon the completion of the sale, we recognized a net loss of $14.9 million in the year ended April 30, 2025, primarily due to subsequent changes in the fair value less costs to sell including reducing the fair value of the contingent consideration in the form of an earnout from $15.0 million to zero in the third quarter of fiscal year 2025, partially offset by the sale of the India operations. See Note 4, "Acquisitions and Divestitures" for further details.

On January 1, 2024, we completed the sale of University Services, which was included in our Held for Sale or Sold segment. On June 5, 2025, Wiley entered into an agreement with Metis Aggregator L.P. and Vistria AP Aggregator, LLC to sell the Seller Note, the fiscal year 2026 University Services Earnout, and the TVG Investment, and agreed with Upper Holdings and Academic Partnerships on the fiscal year 2025 University Services Earnout for total cash consideration of $119.5 million (Sale Agreement), which was fully paid in June 2025. As a result of this Sale Agreement, all amounts due to Wiley in accordance with the University Services Agreement have been settled. In the year ended April 30, 2025, due to the process of selling these assets, as well as third-party customer consents, working capital adjustments, and changes in the costs to sell, we recognized an additional net loss on sale and impairments of assets of $12.6 million.

In the year ended April 30, 2025, there was a reduction in the pretax loss on the sale of our Tuition Manager business previously in our Held for Sale or Sold segment of $0.1 million due to a selling price adjustment for cash received after the closing.

In the year ended April 30, 2025, we sold a facility which was reflected in Technology, property, and equipment, net in our Consolidated Statements of Financial Position which resulted in a pretax loss on sale of $0.2 million.

Index
In the year ended April 30, 2024, we recorded a held-for-sale pretax impairment of $74.8 million which includes $19.4 million for Wiley Edge and $55.4 million for CrossKnowledge. The pretax loss on the sale of University Services and Tuition Manager was $107.0 million and $1.5 million, respectively.

See Note 4, “Acquisitions and Divestitures” for more details on these divestitures.
Other Income (Expense), Net:
Other income, net was $5.5 million for the year ended April 30, 2025 compared with the prior year Other (expense), net of $(4.0) million, an increase of $9.5 million. This change was primarily due to an increase in interest income related to the seller notes as a result of the sale of University Services and Wiley Edge. See Note 4, “Acquisitions and Divestitures” for more details on these divestitures.
Provision for Income Taxes:
Below is a reconciliation of our US GAAP Income (Loss) Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Year Ended April 30,
	2025	2024
US GAAP Income (Loss) Before Taxes	$142,878	$(187,047)
Pretax Impact of Adjustments:
Impairment of goodwill	—	108,449
Restructuring and related charges	25,561	63,041
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	5,590	1,903
Amortization of acquired intangible assets	51,864	57,874
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	23,340	183,389
Held for Sale or Sold segment Adjusted Income Before Taxes (1)	3,578	(30,661)
Non-GAAP Adjusted Income Before Taxes	$252,811	$196,948

(1)	Our Adjusted Income Before Taxes excludes the Adjusted Income Before Taxes of our Held for Sale or Sold segment.

Index
Below is a reconciliation of our US GAAP Income Tax Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Year Ended April 30,
	2025	2024
US GAAP Income Tax Provision	$58,717	$13,272
Income Tax Impact of Adjustments (1):
Impairment of goodwill	—	2,953
Restructuring and related charges	5,947	15,662
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	1,170	582
Amortization of acquired intangible assets	10,231	20,127
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	2,368	26,908
Held for Sale or Sold segment Adjusted Tax Provision (2)	807	(7,140)
Income Tax Adjustments
Impact of valuation allowance on the US GAAP effective tax rate (3)	(26,008)	(30,249)
Impact of change in certain US state tax rates in 2025 (4)	(117)	—
Non-GAAP Adjusted Income Tax Provision	$53,115	$42,115

US GAAP Effective Tax Rate	41.1%	(7.1)%
Non-GAAP Adjusted Effective Tax Rate	21.0%	21.4%

(1)	For the years ended April 30, 2025 and 2024, substantially all of the tax impact was from deferred taxes.
(2)	Our Adjusted Income Tax Provision excludes the Adjusted Tax Provision of our Held for Sale or Sold segment.
(3)
In the years ended April 30, 2025 and 2024, there was a $26.0 million and $30.2 million, respectively, impact on the US GAAP effective tax rate due to the valuation allowance on deferred tax assets in the US.

(4)	Change in the allocation of state apportionment factors and applicable state tax rates.
The Company's effective tax rate for the year ended April 30, 2025, was primarily driven by the impact of the US valuation allowance, the rates of tax imposed on income earned in foreign jurisdictions, and state taxes.
In fiscal year 2024, due to temporary differences in the US, our deferred taxes reversed from a net deferred tax liability position to a net deferred tax asset position. Due to losses in the US resulting from impairments, restructuring, and acceleration of amortization expense on capitalized software, we concluded it was more-likely-than-not that all or a portion of our deferred tax asset may not be realized. As a result, we established a valuation allowance of $30.2 million. During fiscal year 2025 we increased this valuation allowance by $26.0 million, because of an increase in the US net deferred tax asset attributable primarily to interest expense disallowance and the capitalization of R&D expenses.
Excluding the restructuring and related charges, impact of valuation allowance, and other adjustments noted in the table above, the Non-GAAP Adjusted Effective Tax Rate for the year ended April 30, 2025, was 21.0%. The Non-GAAP Adjusted Effective Tax Rate for the year ended April 30, 2024, was 21.4%. The decrease in the Non-GAAP Adjusted Effective Tax Rate before these items was primarily due to the mix of earnings by jurisdiction for the year ended April 30, 2025.

Index
Diluted Earnings (Loss) Per Share (EPS):
EPS for the year ended April 30, 2025, was $1.53 per share compared to a loss of $(3.65) per share in the prior year. This increase was primarily due to an increase in operating income, a decrease in the pretax net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale, partially offset by an increase in the provision for income taxes in the year ended April 30, 2025.
Below is a reconciliation of our US GAAP Earnings (Loss) Per Share to Non-GAAP Adjusted EPS. The amount of the pretax and the related income tax impact for the adjustments included in the table below are presented in the section above, “Provision for Income Taxes.”

	Year Ended April 30,
	2025	2024
US GAAP Earnings (Loss) Per Share	$1.53	$(3.65)
Adjustments:
Impairment of goodwill	—	1.90
Restructuring and related charges	0.36	0.85
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	0.08	0.02
Amortization of acquired intangible assets	0.76	0.68
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	0.38	2.81
Held for Sale or Sold segment Adjusted Net Loss (Income) (1)	0.05	(0.42)
Income tax adjustments	0.48	0.54
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (2)	—	0.05
Non-GAAP Adjusted EPS	$3.64	$2.78

(1)	Our Adjusted EPS excludes the Adjusted Net Loss (Income) of our Held for Sale or Sold segment.
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

On a constant currency basis, Adjusted EPS increased 31% primarily due to an increase in Adjusted Operating Income and, to a lesser extent, an increase in interest income.

Index
SEGMENT OPERATING RESULTS:

	Year Ended April 30,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
RESEARCH	2025	2024
Revenue:
Research Publishing	$922,553	$892,784	3%	3%
Research Solutions	152,906	149,921	2%	2%
Total Research	1,075,459	1,042,705	3%	3%

Cost of Sales	278,867	281,109	1%	1%
Direct Expenses	336,484	323,392	(4)%	(4)%
Allocated Corporate Expenses	160,959	155,495	(4)%	(3)%
Amortization of Intangibles	43,569	44,946	3%	4%
Adjusted Operating Income	255,580	237,763	7%	8%
Depreciation and Amortization	89,302	93,422	4%	5%
Adjusted EBITDA	$344,882	$331,185	4%	5%
Adjusted EBITDA Margin	32.1%	31.8%
Revenue:
Research revenue for the year ended April 30, 2025, increased $32.8 million, or 3%, as compared with the prior year. On a constant currency basis, revenue increased 3% as compared with the prior year primarily due to an increase in author-funded open access, institutional models, AI licensing revenue and, to a lesser extent, Research Solutions, partially offset by a decrease in ancillary and print products. The increase in Research Solutions was due to an increase in databases, and content solutions for corporations, partially offset by a decrease in recruitment. Open access article output growth was approximately 16% as compared with the prior year. Research AI licensing revenue for the year ended April 30, 2025 was approximately $11 million.
Adjusted EBITDA:
On a constant currency basis, Adjusted EBITDA increased 5% as compared with the prior year. This increase was primarily due to higher revenue, partially offset by higher employment related costs.

Index

	Year Ended April 30,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
LEARNING	2025	2024
Revenue:
Academic	$333,693	$323,541	3%	3%
Professional	251,075	251,198	0%	0%
Total Learning Revenue	584,768	574,739	2%	2%

Cost of Sales	144,758	145,054	0%	0%
Direct Expenses	142,204	145,514	2%	2%
Allocated Corporate Expenses	114,703	132,394	13%	14%
Amortization of Intangibles	8,253	9,044	9%	9%
Adjusted Operating Income	174,850	142,733	23%	22%
Depreciation and Amortization	43,900	57,696	24%	24%
Adjusted EBITDA	$218,750	$200,429	9%	9%
Adjusted EBITDA Margin	37.4%	34.9%
Revenue:
Learning revenue for the year ended April 30, 2025, increased $10.0 million, or 2%, as compared with the prior year. On a constant currency basis, revenue increased 2% as compared with the prior year primarily due to an increase in licensing revenue, including AI revenue, and growth in Academic from steady market conditions, notably student enrollment, the shift to inclusive access, and growth in digital content and courseware, partially offset by a decrease in Academic print book sales and retail channel softness in Professional. Learning AI licensing revenue for the year end April 30, 2025 was $29 million compared to $23 million in the prior year due to demand for Academic and Professional backlisted content.
Adjusted EBITDA:
On a constant currency basis, Adjusted EBITDA increased 9% as compared with the prior year. This increase was primarily due to higher revenue and, to a lesser extent, a decrease in employee costs as a result of recent restructuring actions, and lower technology costs.

Index

	Year Ended April 30,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
HELD FOR SALE OR SOLD	2025	2024
Total Held for Sale or Sold Revenue	$17,382	$255,543	(93)%	(93)%

Cost of Sales	7,755	153,559	95%	95%
Direct Expenses	10,365	48,127	78%	78%
Allocated Corporate Expenses	2,840	23,142	88%	88%
Amortization of Intangibles	—	2,004	#	#
Adjusted Operating Income	(3,578)	28,711	#	#
Depreciation and Amortization	—	3,437	#	#
Adjusted EBITDA	$(3,578)	$32,148	#	#
Adjusted EBITDA Margin	(20.6)%	12.6%
# Not meaningful
Revenue:
Held for Sale or Sold revenue for the year ended April 30, 2025, decreased $238.2 million, or 93%, as compared with the prior year on a reported and constant currency basis as compared with the prior year. This was primarily due to the sale of University Services on January 1, 2024, Wiley Edge on May 31, 2024, with the exception of its India operations which sold on August 31, 2024, and CrossKnowledge on August 31, 2024.
Adjusted EBITDA:
On a constant currency basis, Adjusted EBITDA decreased $35.7 million as compared with the prior year. This decrease was primarily due to the sale of the University Services, Wiley Edge, and CrossKnowledge businesses.

	Year Ended April 30,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
CORPORATE EXPENSES	2025	2024
Unallocated Corporate Expenses	179,882	185,456	3%	3%
Adjusted Corporate Expenses	(179,882)	(185,456)	3%	3%
Depreciation and Amortization	13,924	22,434	38%	38%
Adjusted EBITDA	$(165,958)	$(163,022)	(2)%	(2)%
On a constant currency basis, adjusted corporate expenses of $166.0 million on an Adjusted EBITDA basis increased 2% as compared with the prior year. This was primarily due to an increase in enterprise modernization costs.

Index
FISCAL YEAR 2024 AS COMPARED TO FISCAL YEAR 2023 SUMMARY RESULTS
Discussions of our results of operations for the year ended April 30, 2024, compared to April 30, 2023, have been omitted under this item, but may be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended April 30, 2024, which was filed with the SEC on June 26, 2024.
LIQUIDITY AND CAPITAL RESOURCES:
Principal Sources of Liquidity

We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing, and financing needs in the next twelve months. Operating cash flow provides the primary source of cash to fund operating needs and capital expenditures. Excess operating cash is used to fund shareholder dividends and share repurchases. Other discretionary uses of cash flow include investments and acquisitions to complement and grow our portfolio of businesses. As necessary, we may supplement operating cash flow with debt to fund these activities. The overall cash position of the Company reflects our durable business results and a global cash management strategy that considers liquidity management, economic factors, and tax considerations. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure to any financial institution.
As of April 30, 2025, we had cash and cash equivalents of $85.9 million, of which approximately all was located outside the US. Maintenance of these cash and cash equivalent balances outside the US does not have a material impact on the liquidity or capital resources of our operations. We intend to repatriate earnings from our non-US subsidiaries, and to the extent we repatriate these funds to the US, we may be required to pay taxes in various US state and local jurisdictions and withholding or similar taxes in applicable non-US jurisdictions in the periods in which such repatriation occurs. Accordingly, as of April 30, 2025, we have recorded a deferred tax liability of approximately $2.2 million related to the estimated taxes that would be incurred upon repatriating certain non-US earnings to the US.
On November 30, 2022, we entered into the second amendment to the Third Amended and Restated Credit Agreement (collectively, the Amended and Restated CA). See Note 14, “Debt and Available Credit Facilities” for more details on the amendment. The Amended and Restated CA provided for senior unsecured credit facilities comprised of the following (i) a five-year revolving credit facility in an aggregate principal amount up to $1.115 billion which matures November 2027, (ii) a five-year term loan A facility consisting of $200 million which matures November 2027, and (iii) $185 million aggregate principal amount revolving credit facility which matured in May 2024.
As of April 30, 2025, we had approximately $799.4 million of debt outstanding, net of unamortized issuance costs of $0.4 million, and approximately $500.7 million of unused borrowing capacity under our Amended and Restated CA and other facilities. Our Amended and Restated CA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of April 30, 2025.
Contractual Obligations and Commercial Commitments
A summary of contractual obligations and commercial commitments, excluding unrecognized tax benefits further described in Note 13, “Income Taxes,” of the Notes to Consolidated Financial Statements, as of April 30, 2025, is as follows:

Index

	Payments Due by Period (in millions)
	Total	Within Year 1	2–3 Years	4–5 Years	After 5 Years
Total debt(1)	$799.8	$10.0	$789.8	$—	$—
Interest on debt(2)	94.4	41.0	53.4	—	—
Non-cancellable leases	122.3	23.1	34.0	29.1	36.1
Minimum royalty obligations	308.5	91.7	134.7	64.3	17.8
Other operating commitments	138.7	60.9	57.1	20.7	—
Total	$1,463.7	$226.7	$1,069.0	$114.1	$53.9

(1)	Total debt is exclusive of unamortized issuance costs of $0.4 million.
(2)
Interest on debt includes the effect of our interest rate swap agreements and the estimated future interest payments on our unhedged variable rate debt, assuming that the interest rates as of April 30, 2025, remain constant until the maturity of the debt.

Analysis of Historical Cash Flow
The following table shows the changes in our Consolidated Statements of Cash Flows:

	Years Ended April 30,
	2025	2024
Net cash provided by operating activities	$202,591	$207,638
Net cash used in investing activities	(94,018)	(106,643)
Net cash used in financing activities	(125,330)	(107,221)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	$3,146	$(1,493)
Cash flow from operations is seasonally a use of cash in the first half of Wiley’s fiscal year principally due to the timing of collections for annual Journal Subscriptions and Transformational Agreements, which typically occurs in the beginning of the second half of our fiscal year.
Free cash flow less product development spending helps assess our ability, over the long term, to create value for our shareholders, as it represents cash available to repay debt, pay common dividends, and fund share repurchases, and acquisitions. Below are the details of Free cash flow less product development spending.

Free Cash Flow Less Product Development Spending:

	Years Ended April 30,
	2025	2024
Net cash provided by operating activities	$202,591	$207,638
Less: Additions to technology, property and equipment	(61,473)	(76,080)
Less: Product development spending	(15,228)	(17,262)
Free cash flow less product development spending	$125,890	$114,296

Index
Net Cash Provided By Operating Activities
2025 Compared to 2024
The following is a summary of the $5.0 million change in Net cash provided by operating activities for the year ended April 30, 2025, as compared with the year ended April 30, 2024 (amounts in millions).

Net cash provided by operating activities – Year ended April 30, 2024	$207.6
Net income adjusted for items to reconcile net income to net cash provided by operating activities, which would include such noncash items as depreciation and amortization, net losses on sale of businesses, assets, and impairment charges related to assets held-for-sale, restructuring charges, and the change in deferred taxes	(18.7)
Working capital changes:
Accounts receivable, net and contract liabilities	11.3
Accounts payable and accrued royalties	46.6
Changes in other assets and liabilities	(44.2)
Net cash provided by operating activities – Year ended April 30, 2025	$202.6
The favorable change in accounts receivable, net and contract liabilities, was primarily due to the timing of collections and billings to customers.
The favorable change in accounts payable and accrued royalties was due to the timing of payments.
The unfavorable changes in other assets and liabilities noted in the table above was primarily due to higher employee related costs which was due to higher annual incentive compensation paid in fiscal year 2025 related to fiscal year 2024 performance, and higher costs related to cloud computing arrangements associated with targeted enterprise modernization work in fiscal year 2025. These cloud computing costs are capitalizable and amortized but included in cash flow from operations rather than cash flow from investing activities. These factors were partially offset by lower restructuring payments in fiscal year 2025.
Our negative working capital (current assets less current liabilities) was $381.0 million and $419.2 million as of April 30, 2025, and April 30, 2024, respectively. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions for which cash has been collected in advance. The contract liabilities will be recognized as revenue when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of April 30, 2025, and as of April 30, 2024 include contract liabilities of $462.7 million and $483.8 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.
Cash collected in advance for subscriptions is used by us for a number of purposes, including funding operations, capital expenditures, acquisitions, debt repayments, dividend payments, and share repurchases.

Net Cash Used In Investing Activities
2025 Compared to 2024
Net cash used in investing activities in the year ended April 30, 2025, was $94.0 million compared to $106.6 million in the prior year. The decrease in cash used in investing activities was primarily due to $14.6 million of lower additions for technology, property, and equipment in fiscal year 2025, partially offset by higher net cash transferred in fiscal year 2025 related to the sale of businesses and assets. See Note 4, “Acquisitions and Divestitures” for more information related to the divestitures that occurred in the years ended April 30, 2025 and 2024.

Index
Net Cash Used In Financing Activities
2025 Compared to 2024
Net cash used in financing activities in the year ended April 30, 2025, was $125.3 million compared to $107.2 million in the year ended April 30, 2024. This increase in cash used was primarily due to lower net debt borrowings of $14.3 million in fiscal year 2025, and a $15.4 million increase in cash used for purchases of treasury shares in fiscal year 2025, partially offset by a $9.1 million change in book overdrafts.
In the years ended April 30, 2025 and 2024, our quarterly dividend to shareholders was $1.41 and $1.40 per share annualized, respectively.
During the year ended April 30, 2020, our Board of Directors approved an additional share repurchase program of $200 million of Class A or B Common Stock. As of April 30, 2025, we had authorization from our Board of Directors to purchase up to $57.4 million that was remaining under this program. During the years ended April 30, 2025 and 2024, we purchased $60.0 million and $45.1 million, respectively, under this program.
The following table summarizes the shares repurchased of Class A and B Common Stock (shares in thousands):

	Years Ended April 30,
	2025	2024
Shares repurchased – Class A	1,186	1,294
Shares repurchased – Class B	173	3
Average Price – Class A and Class B	$44.16	$34.71
The total amount purchased and the average price per share excludes excise taxes payable on share repurchases and may differ from the share repurchases reflected in Purchases of treasury shares in our Consolidated Statements of Cash Flows.
2024 Compared to 2023
A discussion of changes in our cash flows for the year ended April 30, 2024, compared to the year ended April 30, 2023, has been omitted under this item, but may be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended April 30, 2024, which was filed with the SEC on June 26, 2024.

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
Revenue Recognition:
In Part II, Item 8, “Financial Statements and Supplementary Data,” see Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards” in the section "Summary of Significant Accounting Policies”, and see Note 3, “Revenue Recognition, Contracts with Customers,” of the Notes to Consolidated Financial Statements for details of our revenue recognition policy.
Sales Return Reserves:
In Part II, Item 8, “Financial Statements and Supplementary Data,” see Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards” in the section “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for details of our sales return reserves.
A one percent change in the estimated sales return rate could affect net income by approximately $2.2 million. A change in the pattern or trends in returns could also affect the estimated allowance.
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

Index
Assets and Liabilities Held-for-Sale:

In response to changes in market conditions and our ongoing initiatives to simplify our portfolio to drive sustained performance improvement, we may also strategically realign our resources and consider disposing of certain businesses. We classify assets as held-for-sale when management commits to a plan to sell, the assets are available for immediate sale in their present condition, we have initiated an active program to find a buyer, and the sale is probable within one year. Assets must be actively marketed at a reasonable price, and the plan should indicate completion is likely without significant changes.

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

The disposal group's fair value was based on the selling price components in the purchase agreements for University Services and Wiley Edge, which included earnouts. These earnouts were valued using a Monte Carlo simulation and classified as Level 3 in the ASC Topic 820 fair value hierarchy. This method considers the terms of the purchase agreements and our best estimates of forecasted revenue or gross profit for the earnout periods. It simulates a range of possible outcomes based on estimated volatility. The fair value was calculated as the present value of the average potential payouts, using a risk-adjusted discount rate. The earnout amount may change based on final results.

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
The key estimates and assumptions that are used to determine fair value under this market approach include current and forward 12-month revenue and EBITDA results, as applicable, and the selection of the relevant multiples to be applied. Under the Guideline Public Company Method, a control premium, or an amount that a buyer is usually willing to pay over the current market price of a publicly-traded company is considered and applied to the calculated equity values to adjust the public trading value upward for a 100% ownership interest, where applicable.
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

Index
Fiscal Year 2025 and 2024 Annual Goodwill Impairment Test
As of February 1, 2025 and 2024, we completed a qualitative assessment for our annual goodwill impairment test for our reporting units within Research and Learning segments. This assessment included consideration of key factors including macroeconomic conditions, industry and market considerations, cost factors, financial performance, and other relevant entity and reporting unit-specific events. Based on our qualitative assessment, we determined it was not more likely than not that the fair value of any reporting unit was less than its carrying amount. As such, it was not necessary to perform a quantitative test. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed as of February 1, 2025.
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
Goodwill Impairment Before Realignment

Prior to the realignment, we concluded that the fair value of the Academic Publishing, Talent Development (which includes Wiley Edge) and Professional Learning reporting units were above their carrying values. Therefore, there was no indication of impairment. The carrying value of the University Services reporting unit was above its fair value which resulted in a pretax noncash goodwill impairment of $11.4 million. Such impairment reduced the goodwill of the University Services reporting unit to zero. This charge is reflected in Impairment of goodwill in the Consolidated Statements of Income (Loss).

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

Goodwill Impairment After Realignment

After the realignment, we concluded that the fair value of the Academic, Professional, and Wiley Edge reporting units was above their carrying values. Therefore, there was no indication of impairment. As noted above, the goodwill of the University Services reporting unit was zero and no further testing of goodwill for impairment was required. The carrying value of the CrossKnowledge reporting unit was above its fair value, which resulted in a pretax noncash goodwill impairment of $15.3 million. This charge is reflected in Impairment of goodwill in the Consolidated Statements of Income (Loss).

CrossKnowledge was adversely impacted by a decline in the demand for its offerings, which resulted in lower sales and a decline in average contract value that adversely impacted forecasted revenue growth and operating cash flows.

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
•Discount rate based on the WACC – the WACC is the rate used to discount the reporting unit’s estimated future cash flows. The WACC is calculated based on a proportionate weighting of the cost of debt and equity. The cost of equity is based on a capital asset pricing model and includes a company-specific risk premium to capture the perceived risks and uncertainties associated with the reporting unit’s projected cash flows. The cost of debt component is calculated based on the after-tax cost of debt of Moody’s Baa-rated corporate bonds. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the CrossKnowledge reporting unit. The WACC applied to the CrossKnowledge reporting unit was 16%.
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

Index
Wiley Edge Fiscal Year 2024 Interim Impairment Test

As a result of signing the stock and asset purchase agreement (Edge Agreement) with Inspirit Vulcan Bidco Limited, a private limited company incorporated in England & Wales (Inspirit) and the decrease in the fair value of the business which was impacted by a decline in placements in the third quarter of fiscal year 2024, we tested the goodwill of the Wiley Edge reporting unit for impairment. We estimated the fair value of the reporting unit based on the terms and conditions in the Edge Agreement at that time which reflected a selling price that included $10.0 million in cash, $18.3 million in the form of a loan, a fair value estimate for an earnout, and an estimate for a working capital adjustment.

We concluded that the carrying value of the Wiley Edge reporting unit was above its fair value which resulted in a pretax noncash goodwill impairment of approximately $81.7 million in the three months ended January 31, 2024. Such impairment reduced the goodwill of the Wiley Edge reporting unit to zero. This charge is reflected in Impairment of goodwill in the Consolidated Statements of Income (Loss). The impairment was due to subsequent changes in the fair value resulting from the continued progression of the selling process, indications of changes in the consideration for the business, and a decline in placements in the third quarter of fiscal year 2024, as well as changes in the carrying amounts of the disposal group.

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
Fiscal Year 2025 and 2024 Annual Indefinite-lived Intangible Impairment Test
We also review our indefinite-lived intangible assets for impairment annually, which consists of brands and trademarks and certain acquired publishing rights.
For fiscal year 2025 and 2024, we performed a qualitative assessment for our annual indefinite-lived intangible assets impairment test. This assessment included consideration of key factors including macroeconomic conditions, industry and market considerations, cost factors, financial performance, and other relevant entity and reporting unit-specific events. Based on our qualitative assessment, we determined it was not more likely than not that the fair value of any indefinite-lived intangible asset was less than its carrying amount. As such, it was not necessary to perform a quantitative test.
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

Index
The discount rates for the US, Canada, and UK pension plans are based on the derivation of a single-equivalent discount rate using a standard spot rate curve and the timing of expected benefit payments as of the balance sheet date. The spot rate curves are based upon portfolios of corporate bonds rated at Aa or above by a respected rating agency. The discount rate for Germany is based on the expected benefit payments for the sample mixed population plan. The expected long-term rates of return on pension plan assets are estimated using forecasted returns for the asset classifications within the asset portfolio, and a composite return assumption range is determined using a weighted average based on each plan’s target asset allocation percentage. Salary growth and healthcare cost trend assumptions are based on our historical experience and future outlook. While we believe that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense and liabilities related to our defined benefit pension plans. A hypothetical one percent increase in the discount rate would increase net income and decrease the accrued pension liability by approximately $1.0 million and $63.4 million, respectively. A one percent decrease in the discount rate would decrease net income and increase the accrued pension liability by approximately $0.6 million and $73.0 million, respectively. A one percent change in the expected long-term rate of return would affect net income by approximately $3.7 million.

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
On an annual basis, a hypothetical 1% change in interest rates for the $299.8 million of unhedged variable rate debt as of April 30, 2025, would affect net income and cash flow by approximately $2.4 million.
Foreign Exchange Rates:
Fluctuations in the currencies of countries where we operate outside the US may have a significant impact on financial results. We are primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain currencies in Asia. The statements of financial position of non-US business units are translated into US dollars using period-end exchange rates for assets and liabilities and the Statements of Income (Loss) are translated into US dollars using weighted-average exchange rates for revenues and expenses. The percentage of consolidated revenue for the year ended April 30, 2025, recognized in the following currencies (on an equivalent US dollar basis) were approximately: 51% US dollar, 29% British pound sterling, 11% euro, and 9% other currencies.
Our significant investments in non-US businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Total accumulated other comprehensive loss, net of tax within Total shareholders’ equity under the caption Foreign currency translation adjustment. During the year ended April 30, 2025, we recorded foreign currency translation gains in Total accumulated other comprehensive loss, net of tax of approximately $69.3 million primarily as a result of the fluctuations of the US dollar relative to the British pound sterling and, to a lesser extent, the euro. During the year ended April 30, 2024, we recorded foreign currency translation (losses) in Total accumulated other comprehensive loss, net of tax of approximately $(7.5) million primarily as a result of the fluctuations of the US dollar relative to the euro and, to a lesser extent, the British pound sterling. During the year ended April 30, 2023, we recorded foreign currency translation gains in Total accumulated other comprehensive loss, net of tax of approximately $3.2 million, primarily as a result of the fluctuations of the US dollar relative to the euro and the British pound sterling, partially offset by fluctuations of the US dollar relative to the Australian dollar.
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
Customer Credit Risk:
In the journal publishing business, some subscriptions are sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to us between the months of December and April. Although currently we have minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 18% of total annual consolidated revenue, and no one agent accounts for more than 10% of total annual consolidated revenue.
Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online book resellers. Although no book customer accounts for more than 6% of total consolidated revenue and 9% of accounts receivable at April 30, 2025, the top 10 book customers account for approximately 12% of total consolidated revenue and approximately 24% of accounts receivable at April 30, 2025.

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

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of John Wiley & Sons, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. and its subsidiaries (the "Company") as of April 30, 2025 and 2024, and the related consolidated statements of income (loss), of comprehensive income (loss), of shareholders' equity and of cash flows for each of the two years in the period ended April 30, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Research Subscriptions Revenue

As described in Note 3 to the consolidated financial statements, the Company recorded $922.6 million of research publishing revenue for the year ended April 30, 2025, of which a majority relates to research subscriptions. The majority of research publishing revenue is recognized over time. Journal subscription contracts are negotiated by the Company directly with customers or their subscription agents. Subscription periods typically cover calendar years. In a typical journal subscription sale, there is a written agreement between the Company and the customer that covers multiple years. However, management typically accounts for these agreements as one-year contracts because the enforceable rights under the agreements are subject to an annual confirmation and negotiation process with the customer. The transaction price consists of fixed consideration. Journal subscription revenue is generally collected in advance when the annual license is granted. Transformational agreements (read and publish) blend journal subscription and open access offerings. Generally, for a single fee, a national or regional consortium of libraries pays for and receives full read access to the Company’s journal portfolio and the ability to publish under an open access arrangement.

The principal considerations for our determination that performing procedures relating to revenue recognition for the research subscriptions revenue is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over research subscriptions revenue recognized. These procedures also included, among others (i) testing revenue recognized for a sample of research subscription revenue transactions by obtaining and inspecting source documents, such as sales contracts, invoices, and cash receipts and (ii) confirming a sample of outstanding customer invoice balances as of April 30, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as sales contracts, invoices, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
New York, New York
June 25, 2025

We have served as the Company’s auditor since 2023.

Index
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
John Wiley & Sons, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income (loss), comprehensive income (loss), cash flows, and shareholders’ equity of John Wiley & Sons, Inc. and subsidiaries (the Company) for the year ended April 30, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended April 30, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2002 to 2023.
New York, New York
June 26, 2023 except for Note 20, as to which the date is June 25, 2025

Index
John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
In thousands

	April 30,
	2025	2024
Assets:
Current assets
Cash and cash equivalents	$85,882	$83,249
Accounts receivable, net	228,410	224,198
Inventories, net	22,875	26,219
Prepaid expenses and other current assets	102,717	85,954
Current assets held-for-sale	—	34,422
Total current assets	439,884	454,042

Technology, property, and equipment, net	162,125	192,438
Intangible assets, net	595,044	615,694
Goodwill	1,121,505	1,091,368
Operating lease right-of-use assets	66,128	69,074
Other non-current assets	306,780	283,719
Non-current assets held-for-sale	—	19,160
Total assets	$2,691,466	$2,725,495

Liabilities and shareholders’ equity:
Current liabilities
Accounts payable	$60,948	$55,659
Accrued royalties	109,765	97,173
Short-term portion of long-term debt	10,000	7,500
Contract liabilities	462,693	483,778
Accrued employment costs	93,117	96,980
Short-term portion of operating lease liabilities	18,282	18,294
Other accrued liabilities	66,051	76,266
Current liabilities held-for-sale	—	37,632
Total current liabilities	820,856	873,282

Long-term debt	789,435	767,096
Accrued pension liability	71,899	70,832
Deferred income tax liabilities	105,145	97,186
Operating lease liabilities	81,482	94,386
Other long-term liabilities	70,443	71,760
Long-term liabilities held-for-sale	—	11,237
Total liabilities	1,939,260	1,985,779
Commitments and contingencies (Note 16)
Shareholders’ equity
Preferred stock, $1 par value: Authorized – 2 million, Issued – 0	—	—
Class A common stock, $1 par value: Authorized – 180 million, Issued – 70,312 and 70,259 as of April 30, 2025 and 2024, respectively	70,312	70,259
Class B convertible common stock, $1 par value: Authorized – 72 million, Issued – 12,870 and 12,923 as of April 30, 2025 and 2024, respectively	12,870	12,923
Additional paid-in capital	481,863	474,406
Retained earnings	1,591,168	1,583,348
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(264,548)	(333,827)
Unamortized retirement costs, net of tax	(209,190)	(200,922)
Unrealized (loss) gain on interest rate swaps, net of tax	(5,182)	6,310
Total accumulated other comprehensive loss, net of tax	(478,920)	(528,439)
Less: treasury shares at cost (Class A – 25,687 and 24,828 as of April 30, 2025 and 2024, respectively, Class B – 4,101 and 3,928 as of April 30, 2025 and 2024, respectively)	(925,087)	(872,781)
Total shareholders’ equity	752,206	739,716
Total liabilities and shareholders’ equity	$2,691,466	$2,725,495
See accompanying Notes to Consolidated Financial Statements.

Index
John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Dollars in thousands, except per share information

	For the Years Ended April 30,
	2025	2024	2023
Revenue, net	$1,677,609	$1,872,987	$2,019,900

Costs and expenses
Cost of sales	431,380	579,722	692,541
Operating and administrative expenses	947,437	1,013,520	1,037,399
Impairment of goodwill	—	108,449	99,800
Restructuring and related charges	25,561	63,041	49,389
Amortization of intangible assets	51,822	55,994	84,881
Total costs and expenses	1,456,200	1,820,726	1,964,010

Operating income	221,409	52,261	55,890

Interest expense	(52,547)	(49,003)	(37,745)
Net foreign exchange transaction (losses) gains	(8,142)	(2,959)	894
Net (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale	(23,340)	(183,389)	10,177
Other income (expense), net	5,498	(3,957)	3,884

Income (loss) before taxes	142,878	(187,047)	33,100
Provision for income taxes	58,717	13,272	15,867

Net income (loss)	$84,161	$(200,319)	$17,233

Earnings (loss) per share:
Basic	$1.56	$(3.65)	$0.31
Diluted	$1.53	$(3.65)	$0.31

Weighted average number of common shares outstanding:
Basic	54,054	54,945	55,558
Diluted	54,830	54,945	56,355
See accompanying Notes to Consolidated Financial Statements.

Index
John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands

	For the Years Ended April 30,
	2025	2024	2023
Net income (loss)	$84,161	$(200,319)	$17,233

Other comprehensive income (loss):
Foreign currency translation adjustment	69,279	(7,481)	3,220
Unamortized retirement costs, net of tax benefit (expense) of $552, $(2,010), and $5,967, respectively	(8,268)	5,884	(24,580)
Unrealized (loss) gain on interest rate swaps, net of tax benefit (expense) of $1,450, $(663), and $(393), respectively	(11,492)	2,060	604
Total other comprehensive income (loss)	49,519	463	(20,756)

Comprehensive income (loss)	$133,680	$(199,856)	$(3,523)
See accompanying Notes to Consolidated Financial Statements.

Index
John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	For the Years Ended April 30,
	2025	2024	2023
Operating activities
Net income (loss)	$84,161	$(200,319)	$17,233
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	—	108,449	99,800
Net loss (gain) on sale of businesses, assets, and impairment charges related to assets held-for-sale	23,340	183,389	(10,217)
Amortization of intangible assets	51,822	55,994	84,881
Amortization of product development assets	16,610	22,835	32,366
Amortization of cloud computing arrangements	1,081	1,210	807
Depreciation and amortization of technology, property, and equipment	78,694	98,160	96,006
Restructuring and related charges	25,561	63,041	49,389
Stock-based compensation expense	22,222	24,982	26,504
Employee retirement plan expense	31,987	27,844	26,956
Net foreign exchange transaction losses (gains)	8,142	2,959	(894)
Other noncash charges (credits)	13,896	(12,319)	(6,319)
Changes in operating assets and liabilities
Accounts receivable, net	7,951	(22,062)	26,757
Inventories, net	(1,419)	5,436	(522)
Accounts payable and accrued royalties	8,112	(38,460)	22,908
Contract liabilities	(20,009)	(1,332)	(36,529)
Restructuring payments	(22,333)	(38,520)	(26,599)
Other accrued liabilities	(19,929)	19,274	(48,787)
Employee retirement plan contributions	(38,746)	(36,887)	(45,985)
Operating lease liabilities	(22,209)	(25,852)	(26,919)
Other	(46,343)	(30,184)	(3,765)
Net cash provided by operating activities	202,591	207,638	277,071
Investing activities
Product development spending	(15,228)	(17,262)	(22,958)
Additions to technology, property, and equipment	(61,473)	(76,080)	(81,155)
Businesses acquired in purchase transactions, net of cash acquired	(3,602)	(3,116)	(7,292)
Net cash (transferred) proceeds related to the sale of businesses and assets	(7,642)	(1,771)	15,585
Acquisitions of publication rights and other	(6,073)	(8,414)	(2,578)
Net cash used in investing activities	(94,018)	(106,643)	(98,398)
Financing activities
Repayments of long-term debt	(1,186,371)	(1,156,939)	(1,044,205)
Borrowings of long-term debt	1,199,880	1,184,706	1,005,271
Payment of debt issuance costs	—	—	(4,493)
Purchases of treasury shares	(60,421)	(45,050)	(35,000)
Change in book overdrafts	4,650	(4,472)	(4,841)
Cash dividends	(76,101)	(76,964)	(77,298)
Impact of tax withholding on stock-based compensation and other	(6,967)	(8,502)	(8,002)
Net cash used in financing activities	(125,330)	(107,221)	(168,568)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	3,146	(1,493)	(3,570)
Cash reconciliation:
Cash and cash equivalents	99,441	106,714	100,397
Restricted cash included in Prepaid expenses and other current assets	102	548	330
Balance at beginning of year	99,543	107,262	100,727
(Decrease) increase for year	(13,611)	(7,719)	6,535
Cash and cash equivalents	85,882	99,441	106,714
Restricted cash included in Prepaid expenses and other current assets	50	102	548
Balance at end of year(1)	$85,932	$99,543	$107,262
Cash paid during the year for:
Interest	$51,328	$47,101	$36,130
Income taxes, net of refunds	$53,884	$50,834	$50,891

(1)	The balance as of April 30, 2024, includes held-for-sale cash, cash equivalents and restricted cash. See Note 4, “Acquisitions and Divestitures” for further details.
See accompanying Notes to Consolidated Financial Statements.

Index
John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders’ equity
Balance at April 30, 2022	$70,226	$12,956	$459,297	$1,921,160	$(508,146)	$(813,224)	$1,142,269

Restricted shares issued under stock-based compensation plans	—	—	(16,152)	3	—	16,436	287
Impact of tax withholding on stock-based compensation and other	—	—	137	—	—	(8,139)	(8,002)
Stock-based compensation expense	—	—	26,520	—	—	—	26,520
Purchases of treasury shares	—	—	—	—	—	(35,000)	(35,000)
Class A common stock dividends ($1.39 per share)	—	—	—	(64,973)	—	—	(64,973)
Class B common stock dividends ($1.39 per share)	—	—	—	(12,551)	—	—	(12,551)
Common stock class conversions	5	(5)	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	17,233	(20,756)	—	(3,523)
Balance at April 30, 2023	$70,231	$12,951	$469,802	$1,860,872	$(528,902)	$(839,927)	$1,045,027

Restricted shares issued under stock-based compensation plans	—	—	(20,392)	1	—	20,698	307
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(8,502)	(8,502)
Stock-based compensation expense	—	—	24,996	—	—	—	24,996
Purchases of treasury shares	—	—	—	—	—	(45,050)	(45,050)
Class A common stock dividends ($1.40 per share)	—	—	—	(64,584)	—	—	(64,584)
Class B common stock dividends ($1.40 per share)	—	—	—	(12,622)	—	—	(12,622)
Common stock class conversions	28	(28)	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	(200,319)	463	—	(199,856)
Balance at April 30, 2024	$70,259	$12,923	$474,406	$1,583,348	$(528,439)	$(872,781)	$739,716

Restricted shares issued under stock-based compensation plans	—	—	(14,792)	—	—	15,082	290
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(6,967)	(6,967)
Stock-based compensation expense	—	—	22,249	—	—	—	22,249
Purchases of treasury shares	—	—	—	—	—	(60,421)	(60,421)
Class A common stock dividends ($1.41 per share)	—	—	—	(63,758)	—	—	(63,758)
Class B common stock dividends ($1.41 per share)	—	—	—	(12,583)	—	—	(12,583)
Common stock class conversions	53	(53)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	84,161	49,519	—	133,680
Balance at April 30, 2025	$70,312	$12,870	$481,863	$1,591,168	$(478,920)	$(925,087)	$752,206
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
We report financial information in three reportable segments which include Research, Learning, and Held for Sale or Sold, as well as a Corporate expense category. Through the Research segment, we provide peer-reviewed scientific, technical, and medical (STM) journals, content platforms, and related publishing and audience solutions to academic, corporate, and government customers, academic societies, and individual researchers. The Learning segment provides scientific, professional, and education print and digital books to researchers, professionals, and students, digital courseware for instructors and students and assessment services to businesses and professionals. The Held for Sale or Sold segment primarily consists of non-core businesses which were classified as held-for-sale until the date of sale, as well as other businesses which were sold.
Note 2 – Summary of Significant Accounting Policies, Recently Issued and Recently Adopted Accounting Standards
Summary of Significant Accounting Policies
Basis of Presentation:
Our Consolidated Financial Statements include all the accounts of the Company and our subsidiaries. We have eliminated all intercompany transactions and balances in consolidation. All amounts are presented in United States (US) dollars, unless otherwise specified. All amounts are in thousands, except per share amounts, and are approximate due to rounding.
Reclassifications:
Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Use of Estimates:
The preparation of our Consolidated Financial Statements and related disclosures in conformity with Generally Accepted Accounting Principles in the United States of America (US GAAP) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenue and expenses during the reporting period. These estimates include, among other items, sales return reserves, allocation of acquisition purchase price to assets acquired and liabilities assumed, assets and liabilities held-for-sale, goodwill and indefinite-lived intangible assets, intangible assets with definite lives and other long-lived assets, and retirement plans. We review these estimates and assumptions periodically using historical experience and other factors and reflect the effects of any revisions on the Consolidated Financial Statements in the period we determine any revisions to be necessary. Actual results could differ from those estimates, which could affect the reported results.
Book Overdrafts:
Under our cash management system, a book overdraft balance exists for our primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in individual bank accounts. Our funds are transferred from other existing bank account balances or from lines of credit as needed to fund checks presented for payment. As of April 30, 2025 and 2024, book overdrafts of $14.8 million and $10.1 million, respectively, were included in Accounts payable on the Consolidated Statements of Financial Position.

Index
Revenue Recognition:
Revenue from contracts with customers is recognized using a five-step model consisting of the following: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract based on its stand-alone selling price. We use an observable price to determine the stand-alone selling price for separate performance obligations if available or, when not available, an estimate that maximizes the use of observable inputs and faithfully depicts the selling price of the promised goods or services if we sold those goods or services separately to a similar customer in similar circumstances. Suitable methods for estimating the standalone selling price include adjusted market assessment approach, expected cost plus a margin approach, and the residual approach. Any contract discount within the agreement is allocated across all performance obligations unless observable evidence exists that the discount relates to a specific performance obligation or obligations in the contract, and (5) recognize revenue when (or as) we satisfy a performance obligation. Performance obligations are satisfied when we transfer control of a good or service to a customer, which can occur over time or at a point in time. The amount of revenue recognized is based on the consideration to which we expect to be entitled in exchange for those goods or services, including the expected value of variable consideration. The customer’s ability and intent to pay the transaction price is assessed in determining whether a contract exists with the customer. If collectability of substantially all the consideration in a contract is not probable, consideration received is not recognized as revenue unless the consideration is nonrefundable, and we no longer have an obligation to transfer additional goods or services to the customer, or collectability becomes probable.
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

We are also exposed to potential credit losses through our notes receivable issued in connection with our divestitures. As of April 30, 2025 and 2024, notes receivable inclusive of interest are $121.5 million and $92.5 million, respectively, and are reflected in Other non-current assets in the Consolidated Statements of Financial Position. We evaluate the collectability of outstanding notes receivable and record an allowance to represent an estimate of future expected credit losses, as applicable. As of April 30, 2025 and 2024, we did not record an allowance on the notes receivable. On June 5, 2025, Wiley entered into an agreement to sell the University Services Seller Note and other assets. The cash consideration was also fully paid in June 2025. See Note 4, “Acquisitions and Divestitures” for more details on the notes receivable issued in connection with our divestitures and the sale.

Index
Sales Return Reserves:
The process that we use to determine our sales returns and the related reserve provision charged against revenue is based on applying an estimated return rate to current year returnable print book sales. This rate is based upon an analysis of actual historical return experience in the various markets and geographic regions in which we do business. We collect, maintain, and analyze significant amounts of sales returns data for large volumes of homogeneous transactions. This allows us to make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Associated with the estimated sales return reserves, we also include a related increase to inventory and a reduction to accrued royalties as a result of the expected returns. Print book sales return reserves amounted to a net liability balance of $9.0 million and $14.4 million as of April 30, 2025 and 2024, respectively.
The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position as of April 30:

	2025	2024
Increase in Inventories, net	$4,042	$7,833
Decrease in Accrued royalties	(2,067)	(3,112)
Increase in Contract liabilities	15,093	25,393
Print book sales return reserve net liability balance	$(8,984)	$(14,448)
Inventories:
Inventories are carried at the lower of cost or net realizable value. US book inventories aggregating $10.9 million and $11.4 million at April 30, 2025 and 2024, respectively, are valued using the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method.
Product Development Assets:
Product development assets consist of book composition costs and other product development costs and are included in Other non-current assets on the Consolidated Statements of Financial Position. Costs associated with developing a book for publication are expensed until the product is determined to be commercially viable. Book composition costs represent the costs incurred to bring an edited commercial manuscript to publication, which include typesetting, proofreading, design, illustration costs, and digital formatting. Book composition costs are capitalized and are generally amortized on a double-declining basis over their estimated useful lives, ranging from 1 to 3 years. Other product development costs represent the costs incurred in developing software, platforms, and digital content to be sold and licensed to third parties. Other product development costs are capitalized and amortized on a straight-line basis over their estimated useful lives. As of April 30, 2025, the weighted average estimated useful life of other product development costs was approximately 3 years.
Royalty Advances:
Royalty advances are capitalized in Other non-current assets on the Consolidated Statements of Financial Position and, upon publication, are expensed as royalties earned based on sales of the published works. Royalty advances are reviewed for recoverability, and a reserve for loss is maintained, if appropriate.

Index
Advertising and Marketing Costs:
Advertising and marketing costs are expensed as incurred. These costs are reflected in the Consolidated Statements of Income (Loss) as follows:

	For the Years Ended April 30,
	2025	2024	2023
Advertising and marketing costs	$31,235	$61,709	$93,385
Cost of sales(1)	29	28,809	55,907
Operating and administrative expenses	31,206	32,900	37,478

(1)
For the years ended April 30, 2024 and 2023, this includes certain advertising and marketing costs to fulfill performance obligations from contracts with educational institutions incurred by the University Services business, which was sold on January 1, 2024 and previously included in our Held for Sale or Sold segment.

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
Costs incurred for computer software internally developed or obtained for internal use are capitalized during the application development stage and expensed as incurred during the preliminary project and post-implementation stages. Costs incurred during the application development stage include costs of materials, services, payroll, and payroll-related costs for employees who are directly associated with the software project. Such costs are amortized over the expected useful life of the related software, which is generally 3 to 5 years. Maintenance, training, and upgrade costs that do not result in additional functionality are expensed as incurred.
Cloud Computing Arrangements:
We incur costs to implement cloud computing arrangements that are hosted by third parties. Costs incurred during the application development stage are capitalized if they consist of internal and external costs directly attributable to developing and configuring the cloud computing software for its intended use. Once a project is substantially complete and ready for its intended use, such costs are amortized using the straight-line method over the term of the cloud computing arrangement in Operating and administrative expenses on the Consolidated Statements of Income (Loss). As of April 30, 2025 and 2024, the unamortized implementation costs related to our cloud computing arrangements were $24.0 million and $3.6 million, respectively, and are reflected in Other non-current assets in our Consolidated Statements of Financial Position. Payments for capitalized implementation costs are included in Net cash provided by operating activities on the Consolidated Statements of Cash Flows.
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

Index
Assets and Liabilities Held-for-Sale:

We classify assets as held-for-sale when management commits to a plan to sell, the assets are available for immediate sale in their present condition, we have initiated an active program to find a buyer, and the sale is probable within one year. Assets must be actively marketed at a reasonable price, and the plan should indicate completion is likely without significant changes.

Assets classified as held-for-sale are measured at the lower of carrying value or fair value less costs to sell. Fair value determination may involve significant estimates regarding forecasted information and discount rates. Upon classification as held-for-sale, we report the assets and liabilities of the disposal group as held-for-sale in the Consolidated Statements of Financial Position. Any impairment is recognized in Net (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale on the Consolidated Statements of Income (Loss) and is included as a valuation allowance or contra-asset account within Current assets held-for-sale or Non-current assets held-for-sale or both on the Consolidated Statement of Financial Position.

We reassess fair value each reporting period and adjust the carrying value as necessary, without exceeding the original carrying value when first classified as held-for-sale. Gains are only recognized upon actual sale.

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
Intangible assets with definite lives as of April 30, 2025 are amortized on a straight-line basis over the following weighted average estimated useful lives: content and publishing rights – 26 years, customer relationships – 15 years, developed technology – 7 years, brands and trademarks – 16 years, and covenants not to compete agreements – 4 years.
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
Under FASB Accounting Standards Codification (ASC) Topic 815, “Derivatives and Hedging” (ASC Topic 815), derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated other comprehensive loss on the Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense on the Consolidated Statements of Income (Loss). The interest settlement payments associated with the interest rate swap agreements are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.
For derivative instruments executed with the same counterparty under a master netting arrangement, we do not offset fair value amounts of interest rate swaps in liability positions with the ones in asset positions in the Consolidated Statements of Financial Position.

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

Index
Recently Adopted Accounting Standards
Segment Reporting - Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (CODM), the disclosure and description of other segment items, the inclusion of all current annual disclosures about a reportable segment in interim periods, allows for disclosure of multiple measures of a reportable segment's profit or loss, requires disclosure of the CODM's title and position, and requires a description of how the CODM uses reported measures in assessing the performance of reportable segments and in making decisions pertaining to allocation of resources. We adopted ASU 2023-07 for the fiscal year ending April 30, 2025. This standard was applied retrospectively for all periods presented in the financial statements. See Note 20, “Segment Information” for new disclosures related to significant expenses, the CODM, and other segment items. The adoption did not impact our consolidated financial statements.

Recently Issued Accounting Standards
Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses.” In January 2025, the FASB clarified the effective date of this guidance with the issuance of ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” This ASU requires disclosure about specific types of expenses included in expense captions, including purchases of inventory, employee compensation, depreciation, amortization, and depletion. This ASU is effective for our annual disclosures starting fiscal year 2028 and interim periods starting in fiscal year 2029. Early adoption is permitted. A public entity should apply the amendments in this ASU on a prospective basis with the option to apply the standard retrospectively. We are currently assessing the impact of the disclosure requirements on our consolidated financial statements.
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

Index
Note 3 — Revenue Recognition, Contracts with Customers
Disaggregation of Revenue
The following tables present our revenue from contracts with customers disaggregated by segment and product type.

	For the Years Ended April 30,
	2025	2024	2023
Research:
Research Publishing	$922,553	$892,784	$926,773
Research Solutions	152,906	149,921	153,538
Total Research	1,075,459	1,042,705	1,080,311

Learning:
Academic	333,693	323,541	304,633
Professional	251,075	251,198	241,762
Total Learning	584,768	574,739	546,395

Held for Sale or Sold	17,382	255,543	393,194

Total Revenue	$1,677,609	$1,872,987	$2,019,900
The following information describes our disaggregation of revenue by segment and product type. Overall, the majority of our revenue is recognized over time.
Research
Total Research revenue was $1,075.5 million in the year ended April 30, 2025. Research products are sold and distributed globally through multiple channels. The majority of revenue generated from Research products is recognized over time.
We disaggregated revenue by Research Publishing and Research Solutions to reflect the different types of products and services provided.
Research Publishing Products

Research Publishing products provide scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Research Publishing revenue was $922.6 million in the year ended April 30, 2025, and the majority is recognized over time.

In the year ended April 30, 2025, Research Publishing products generated approximately 87% of its revenue from contracts with its customers from Journal Subscriptions (pay to read) and Transformational Agreements (read and publish) under multiyear arrangements, and Open Access (pay to publish). The remaining revenue is from Licensing and ancillary products.
Journal Subscriptions and Transformational Models
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

Index
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
Transformational Agreements (read and publish) blend Journal Subscription and Open Access offerings. Generally, for a single fee, a national or regional consortium of libraries pays for and receives full read access to our journal portfolio and the ability to publish under an open access arrangement. Transformational Agreements include multiple performance obligations and depending upon the model, can include a combination of Read which is recognized over time; Perpetual License which is recognized at a point in time; and a publishing right that allows for articles to be published in hybrid and/or gold open access journals, which is recognized point in time or over time depending upon the model. The total transaction price is generally fixed and allocated to each performance obligation based on its relative stand-alone selling price using a combination of observable and estimated stand-alone selling prices. Estimated stand-alone selling prices include the expected cost plus a margin approach, and a residual approach.
Open Access
Under the open access business model, there is generally one performance obligation whereby accepted research articles are published and all open articles are immediately free to access online. The transaction price is fixed based on payment of an article publication charge (APC). Revenue is recognized at a point in time which is upon publication which is when Wiley’s obligation is complete.
Licensing and Ancillary Products
Within licensing the revenue derived from these contracts is primarily comprised of advance payments, including minimum guarantees and sales- or usage-based royalty agreements. Our intellectual property is considered to be functional intellectual property. Due to the stand-ready obligation to provide updates during the subscription period, which is generally an annual period, revenue for the minimum guarantee is recognized on a straight-line basis over the term of the agreement. For our sales- or usage-based royalty agreements, we recognize revenue in the period of usage based on the amounts earned. We record revenue under these arrangements for the amounts due and not yet reported to us based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. We also have certain licenses whereby we receive a non-refundable minimum guarantee in advance (recorded over time as described above) against a volume-based royalty throughout the term of the agreement. When the cumulative consideration exceeds the minimum guarantee, it is recognized as the subsequent sales or usage occurs. We also license content for artificial intelligence (AI) models at a fixed transaction price and the majority of the revenue is recognized at a point in time which is upon acceptance.
Research Solutions Products and Services

Research Solutions revenue was $152.9 million in the year ended April 30, 2025, and the majority is recognized over time.

In the year ended April 30, 2025, Research Solutions products and services generated approximately 55% of their revenue from contracts with customers that include corporate solutions such as managed services which includes advertising, and full sales and marketing services for publishers and societies; recruitment platform and services; spectral databases; and projects which includes content creation and distribution, digital events, and webinars.

Index
The remainder of the revenue within Research Solutions from contracts with customers includes platform and workflow solutions for societies and publishers, which includes production and content hosting, submissions and peer review support, editorial, and copy editing services. Included within platforms is our Atypon® publishing platform for societies and publishers which includes a single performance obligation for the implementation and hosting of subscription services. The transaction price is fixed which may include price escalators that are fixed increases per year. Revenue is recognized upon the initiation of the subscription period and recognized on a straight-line basis over the time of the contractual period. The duration of these contracts is generally multiyear ranging from 2 to 5 years.
Learning

Total Learning revenue was $584.8 million in the year ended April 30, 2025. We disaggregated revenue by Academic and Professional to reflect the different types of products and services provided.
Academic

Academic products revenue was $333.7 million in the year ended April 30, 2025. Products and services include scientific, professional, and education print and digital books, and digital courseware to libraries, corporations, students, professionals, and researchers. Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks and other online applications.

In the year ended April 30, 2025, Academic products generated approximately 54% of their revenue from contracts with their customers for print and digital publishing, which is recognized at a point in time. Digital Courseware products generate approximately 33% of their revenue from contracts with their customers which is recognized over time. The remainder of their revenues were from Licensing and ancillary products which have a mix of revenue recognized at a point in time and over time.
Print and Digital Publishing

Our performance obligations as they relate to print and digital publishing are primarily book products delivered in both print and digital form which could include single or multiple performance obligations based on the number of print or digital books purchased. Each is represented by an International Standard Book Number (ISBN), with each ISBN representing a performance obligation. Each ISBN has an observable stand-alone selling price as Wiley sells the books separately. This revenue stream also includes variable consideration as it relates to returns for both print and digital books. Revenue is recognized at the point when control of the product transfers, which for print is upon shipment or for digital when fulfillment of the products has been rendered.
Digital Courseware Products
Courseware customers purchase access codes to utilize the product. Revenue is recognized over time in the period from when the access codes are activated over the applicable semester term to which such product relates.
Licensing and Ancillary Products
Revenue derived from our licensing contracts is primarily comprised of advance payments and sales- or usage-based royalties. Revenue for advance payments is recognized at the point in time that the functional intellectual property license is granted. For sales- or usage-based royalties, we record revenue under these arrangements for the amounts due and not yet reported to us based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. We also have certain licenses whereby we receive a non-refundable minimum guarantee (recognized at a point in time as described above) against a volume-based royalty throughout the term of the agreement. We recognize volume-based royalty income only when cumulative consideration exceeds the minimum guarantee and the subsequent sales or usage occurs. We also license content for AI models at a fixed transaction price and the revenue is recognized at a point in time which is upon acceptance.

Index
Professional
Professional products revenue was $251.1 million in the year ended April 30, 2025. Professional provides learning, development, publishing, and assessment services for businesses and professionals. Our professional publishing produces books, which includes business and finance, technology, professional development for educators, test preparation books and other professional categories, as well as the For Dummies® brand. Products are sold to brick-and-mortar and online retailers, wholesalers who supply such bookstores, college bookstores, individual practitioners, corporations, and government agencies.

In the year ended April 30, 2025, Professional products generated approximately 55% of their revenue from contracts with their customers for professional publishing, which is recognized at a point in time. Our assessments offering in the year ended April 30, 2025 generates approximately 30% of their revenue from contracts with its customers, which has a mix of revenue recognized at a point in time and over time. The remainder of Professional revenues were from Licensing and ancillary revenue streams, which has a mix of revenue recognized at a point in time and over time.

Professional Publishing
Professional publishing has the same performance obligations as Academic print and digital publishing which is described above. Revenue is recognized at the point when control of the product transfers, which for print is upon shipment or for digital when fulfillment of the products has been rendered.

Assessments

Our assessments offering includes high-demand soft-skills training solutions that are delivered to organizational clients through online digital delivery platforms, either directly or through an authorized distributor network of independent consultants, trainers, and coaches. Our assessments product offering includes multiple performance obligations which includes annual memberships which are recognized over time, and the assessments and related products or services which are recognized at a point in time. We allocate revenue based on observable standalone selling prices of each performance obligation.

Licensing and ancillary products
Revenue derived from our licensing contracts is primarily comprised of advance payments and sales- or usage-based royalties. Revenue for advance payments is recognized at the point in time that the functional intellectual property license is granted. For sales- or usage-based royalties, we record revenue under these arrangements for the amounts due and not yet reported to us based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. We also have certain licenses whereby we receive a non-refundable minimum guarantee (recognized at a point in time as described above) against a volume-based royalty throughout the term of the agreement. We recognize volume-based royalty income only when cumulative consideration exceeds the minimum guarantee and the subsequent sales or usage occurs. We also license our content for AI model training and development as described above.
Held for Sale or Sold

Held for Sale or Sold revenue was $17.4 million in the year ended April 30, 2025.

Wiley Edge was sold on May 31, 2024 with exception of its India operations which sold on August 31, 2024. Wiley Edge previously sourced, trained, and prepared aspiring students and professionals to meet the skill needs of today’s technology careers, and then place them with some of the world’s largest financial institutions, technology companies, and government agencies. Wiley Edge revenue was recognized at the point in time the services were provided to its customers.

CrossKnowledge was sold on August 31, 2024. CrossKnowledge services previously included corporate learning online learning and training solutions for global corporations, universities, and small and medium-sized enterprises sold on a subscription or fee basis. CrossKnowledge revenue was recognized over time.

Held for Sale or Sold also includes the revenue associated with those businesses which were sold in fiscal year 2024 which includes University Services and Tuition Manager, and in fiscal year 2023 includes Wiley’s Efficient Learning test prep portfolio business, and our advancement courses business.

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
The following table provides information about accounts receivable, net and contract liabilities from contracts with customers.

	April 30, 2025	April 30, 2024	Increase/ (Decrease)
Balances from contracts with customers:
Accounts receivable, net	$228,410	$224,198	$4,212
Contract liabilities(1)	462,693	483,778	(21,085)
Contract liabilities (included in Other long-term liabilities)	$16,725	$14,819	$1,906

(1)
The sales return reserve recorded in Contract liabilities is $15.1 million and $25.4 million as of April 30, 2025 and April 30, 2024, respectively. See Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards” for further details of the sales return reserve.

For the years ended April 30, 2025 and 2024, we recognized as revenue substantially all of the current contract liability balance at April 30, 2024 and 2023, respectively.
The decrease in contract liabilities, excluding the sales return reserve, was primarily driven by revenue earned on journal subscription agreements, transformational agreements, and open access, partially offset by renewals of journal subscription agreements, transformational agreements, and open access.
Remaining Performance Obligations included in Contract Liability
As of April 30, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $479.4 million, which includes the sales return reserve of $15.1 million. Excluding the sales return reserve, we expect that approximately $447.6 million will be recognized in the next twelve months with the remaining $16.7 million to be recognized thereafter.
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
Our assets associated with incremental costs to fulfill a contract were $2.2 million and $3.1 million at April 30, 2025 and 2024, respectively, and are included within Other non-current assets on our Consolidated Statements of Financial Position.
We recorded amortization expense related to these assets within Cost of sales on the Consolidated Statements of Income (Loss) as follows:

	For the Years Ended April 30,
	2025	2024	2023
Amortization expense	$1,385	$4,527	$4,465
In the years ended April 30, 2024 and 2023 amortization expense for costs to fulfill includes the amortization related to the University Services business which was sold on January 1, 2024.

Index
Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Learning segment, occur before the transfer of control of the related goods. Therefore, in accordance with the revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third-party shipping and handling are primarily reflected in Operating and administrative expenses on the Consolidated Statements of Income (Loss) and were incurred as follows:

	For the Years Ended April 30,
	2025	2024	2023
Shipping and handling costs	$23,644	$25,853	$27,149
Note 4 – Acquisitions and Divestitures
Acquisitions
Pro forma financial information related to this acquisition has not been provided as it is not material to our consolidated results of operations.
Fiscal Year 2025
On February 3, 2025, we completed the acquisition of an immaterial business included in our Learning segment. The allocation of the total consideration transferred to the assets acquired, including intangible assets and goodwill, and the liabilities assumed will be finalized within the measurement period, which will not exceed one year from the acquisition date.
Divestitures

On June 1, 2023, Wiley’s Board of Directors approved a plan to divest certain businesses that we determined are non-core businesses. Those businesses are University Services, Wiley Edge, and CrossKnowledge. As of the second quarter of fiscal year 2025, we completed our plan to divest these businesses.

On January 1, 2024, we sold University Services. On May 31, 2024, we sold Wiley Edge, with the exception of its India operations, which sold on August 31, 2024. On August 31, 2024, we also sold CrossKnowledge.

In accordance with FASB ASC Topic 205, “Presentation of Financial Statements,” we determined that the divestitures of University Services, Wiley Edge and CrossKnowledge each do not represent a strategic shift that will have a major effect on our consolidated results of operations, and therefore their results of operations were not reported as discontinued operations. We concluded that the businesses met all the requisite held-for-sale criteria as of June 1, 2023. Therefore, the related assets and liabilities were reclassified as held-for-sale on the Consolidated Statements of Financial Position until the date of sale.

For the years ended April 30, 2025, 2024, and 2023, we recorded net pretax (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale as follows:

	For the Years Ended April 30,
	2025	2024	2023
CrossKnowledge	$4,119	$(55,440)	$—
Wiley Edge	(14,852)	(19,401)	—
University Services	(12,578)	(107,048)	—
Tuition Manager	120	(1,500)	—
Test Prep and Advancement Courses	—	—	10,177
Sale of assets	(149)	—	—
Net (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale	$(23,340)	$(183,389)	$10,177

Index
These charges are reflected in Net (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale on our Consolidated Statements of Income (Loss).

Fiscal Year 2025

CrossKnowledge

On August 31, 2024, we completed the sale of CrossKnowledge, which was included in our Held for Sale or Sold segment, pursuant to a stock and asset purchase agreement (CrossKnowledge Agreement) with MS International Software, LLC, a Delaware limited liability company (MS International). The selling price for CrossKnowledge, which was subsequently updated during the year ended April 30, 2025, had an estimated fair value of $3.0 million.

The pretax loss on sale was $51.3 million after accounting for the assets sold, liabilities transferred upon sale, transaction costs, and the write-off of cumulative translation adjustments in earnings. In connection with the held-for-sale classification prior to the sale, we recognized cumulative impairment charges of $51.0 million on the remeasurement of the disposal group at the lower of carrying value or fair value less costs to sell, which included $55.4 million recognized in fiscal year 2024. Upon the completion of the sale, we recognized a net gain of $4.1 million in the year ended April 30, 2025 primarily due to subsequent changes in the fair value less costs to sell, as well as changes in the carrying amount of the disposal group.

We entered into a transition services agreement to facilitate the transition of the divested business.

Wiley Edge

On May 31, 2024, we completed the sale of Wiley Edge with the exception of its India operations which sold on August 31, 2024, which was included in our Held for Sale or Sold segment, pursuant to a stock and asset purchase agreement (Edge Agreement) with Inspirit Vulcan Bidco Limited, a private limited company incorporated in England & Wales (Inspirit). The selling price for Wiley Edge at the date of sale including India, which was subsequently updated during the year ended April 30, 2025, had a fair value of $23.3 million paid in the form of: (i) cash of $10.0 million, (ii) an unsecured promissory note with an aggregate principal amount of $13.3 million (Inspirit Seller Note), which was subject to customary working capital adjustments, and (iii) additional contingent consideration in the form of an earnout recorded at a fair value of zero based on the gross profit targets during each of the three fiscal years in the period beginning May 1, 2024 and ending April 30, 2027 (Wiley Edge Earnout).

As of April 30, 2025, the Inspirit Seller Note is reflected in Other non-current assets in our Consolidated Statements of Financial Position. The Inspirit Seller Note matures on May 31, 2028 and is prepayable at par plus accrued interest at any time and also if certain conditions are met. The Inspirit Seller Note bears interest at the rate of 8% per annum commencing on May 31, 2024, increasing by 1% per annum each year on the anniversary of issuance. Interest income from the note receivable represents non operating income and is included in Other income (expense), net on the Consolidated Statements of Income (Loss).

The maximum Wiley Edge Earnout amount is $34.0 million. We elected to record the fair value of the Wiley Edge Earnout as of the date of the sale, and will update that fair value as applicable until settled since the Wiley Edge Earnout amount is subject to change based on final results and calculations. The fair value of the Wiley Edge Earnout at the date of the sale was based on a Monte Carlo simulation and was initially valued at $15.0 million. Due to changes in market conditions during the third quarter of fiscal year 2025 that negatively impacted placements and the outlook for the business, the updated gross profit forecast indicated that the gross profit for each of the earnout periods will be below the gross profit targets as defined in the Edge Agreement which would result in zero amount being paid to Wiley in each of the respective periods. As a result, in the third quarter of fiscal year 2025 we reduced the fair value of the Wiley Edge Earnout from $15.0 million at the date of sale to zero.

The pretax loss on sale was $34.3 million after accounting for the assets sold, liabilities transferred upon sale, transaction costs, and the write-off of cumulative translation adjustments in earnings. In connection with the held-for-sale classification, during fiscal year 2024, we recognized cumulative impairment charges of $19.4 million on the remeasurement of the disposal group at the lower of carrying value or fair value less costs to sell. Upon the completion of the sale, we recognized a net loss of $14.9 million in the year ended April 30, 2025 primarily due to subsequent changes in the fair value less costs to sell, partially offset by the sale of the India operations.

Index
We entered into a transition services agreement to facilitate the transition of the divested business.

Fiscal Year 2024

University Services

On January 1, 2024, we completed the sale of University Services, which was included in our Held for Sale or Sold segment, pursuant to a Membership Interest and Asset Purchase Agreement (University Services Agreement) with Academic Partnerships LLC, a Delaware limited liability company (Academic Partnerships), and Education Services Upper Holdings Corp., a Delaware corporation (Upper Holdings). The pretax loss on sale as of April 30, 2024 was $107.0 million, after accounting for the assets sold, liabilities transferred upon sale, and transaction costs.

The selling price for University Services included (i) an unsecured promissory note (University Services Seller Note); (ii) additional contingent consideration in the form of an earnout recorded at fair value based on revenue targets during each of the two fiscal years in the period from May 1, 2024 through April 30, 2026 (University Services Earnout); and (iii) a number of common units of TVG-Academic Partnerships Holdings, LLC, the ultimate parent company of Academic Partnerships equal to 10% of the total common units outstanding accounted for under the cost method minus impairment (TVG Investment).

As of April 30, 2025 in our Consolidated Statements of Financial Position, the aggregate amounts reflected in Other non-current assets for the principal and interest amount of the University Services Seller Note, the TVG Investment, and the long-term portion of the University Services Earnout was $110.0 million. In addition, the short-term portion of the University Services Earnout was $9.5 million reflected in Prepaid expenses and other current assets.

On June 5, 2025, Wiley entered into an agreement with Metis Aggregator L.P. and Vistria AP Aggregator, LLC to sell the Seller Note, the fiscal year 2026 University Services Earnout, and the TVG Investment, and agreed with Upper Holdings and Academic Partnerships on the fiscal year 2025 University Services Earnout for total cash consideration of $119.5 million (Sale Agreement) which was fully paid in June 2025. As a result of this Sale Agreement, all amounts due to Wiley in accordance with the University Services Agreement have been settled.

In the year ended April 30, 2025, due to the process of selling these assets, as well as third-party customer consents, working capital adjustments, and changes in the costs to sell, we recognized an additional net loss on sale and impairments of assets of $12.6 million.

Tuition Manager

On May 31, 2023, we completed the sale of our tuition manager business (Tuition Manager), which was included in our Held for Sale or Sold segment, for a pretax loss on sale of $1.4 million, of which $1.5 million was recognized in the year ended April 30, 2024 and a gain of $0.1 million was recognized in the year ended April 30, 2025 due to additional cash received.
Fiscal Year 2023
Test Prep and Advancement Courses
On February 28, 2023, we completed the sale of Wiley’s Efficient Learning test prep portfolio business. In addition, on March 31, 2023, we completed the sale of our advancement courses business. Both were included in our Held for Sale or Sold segment. Neither disposition constituted a strategic shift, and the impact on our overall operations and financial results was not material. Accordingly, the operations associated with the dispositions are not reported in discontinued operations. The selling price for both dispositions was $16.5 million, which included $15.5 million of cash received net of transaction costs at the date of sale, and $1.0 million of additional cash received after the date of sale. The pretax gain on sale was $10.2 million, after accounting for the assets sold, liabilities transferred upon sale, and transaction costs.

Index
Assets and Liabilities Held-for-Sale

There are no assets or liabilities held-for-sale as of April 30, 2025. The major categories of assets and liabilities that have been classified as held-for-sale on the Consolidated Statement of Financial Position as of April 30, 2024 were as follows:

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

Index

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

Sale of Assets

In the second quarter of fiscal year 2025, we sold a facility which was reflected in Technology, property, and equipment, net in our Consolidated Statements of Financial Position which resulted in a pretax loss on sale of $0.2 million, and we received net cash of $8.5 million.
Note 5 – Reconciliation of Weighted Average Shares Outstanding
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
A reconciliation of the shares used in the computation of earnings (loss) per share follows (shares in thousands):

	For the Years Ended April 30,
	2025	2024	2023
Weighted average shares outstanding	54,054	54,945	55,558
Shares used for basic earnings (loss) per share	54,054	54,945	55,558
Dilutive effect of unvested restricted stock units and other stock awards	776	—	797
Shares used for diluted earnings (loss) per share	54,830	54,945	56,355
Antidilutive options to purchase Class A common shares, restricted shares, and contingently issuable restricted stock which are excluded from the table above	509	1,264	393
In calculating diluted net loss per common share for the year ended April 30, 2024, our diluted weighted average number of common shares outstanding excludes the effect of unvested restricted stock units and other stock awards as the effect was anti-dilutive. This occurs when a net loss is reported and the effect of using dilutive shares is antidilutive.

Index
Note 6 – Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of tax, for the years ended April 30, 2025, 2024, and 2023 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total
Balance at April 30, 2022	$(329,566)	$(182,226)	$3,646	$(508,146)
Other comprehensive income (loss) before reclassifications	3,220	(29,053)	4,385	(21,448)
Amounts reclassified from Accumulated other comprehensive loss	—	4,473	(3,781)	692
Total other comprehensive income (loss)	3,220	(24,580)	604	(20,756)
Balance at April 30, 2023	$(326,346)	$(206,806)	$4,250	$(528,902)
Other comprehensive (loss) income before reclassifications	(7,481)	(37)	11,398	3,880
Amounts reclassified from Accumulated other comprehensive loss	—	5,921	(9,338)	(3,417)
Total other comprehensive (loss) income	(7,481)	5,884	2,060	463
Balance at April 30, 2024	$(333,827)	$(200,922)	$6,310	$(528,439)
Other comprehensive income (loss) before reclassifications	46,052	(14,370)	(7,912)	23,770
Amounts reclassified from Accumulated other comprehensive loss	23,227	6,102	(3,580)	25,749
Total other comprehensive income (loss)	69,279	(8,268)	(11,492)	49,519
Balance at April 30, 2025	$(264,548)	$(209,190)	$(5,182)	$(478,920)
In connection with the sale of Wiley Edge and CrossKnowledge, in the year ended April 30, 2025, we reclassified $23.2 million of cumulative translation adjustments out of Accumulated other comprehensive loss and included in the Net (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale in our Consolidated Statements of Income (Loss).
For the years ended April 30, 2025, 2024, and 2023, pretax actuarial losses included in Unamortized Retirement Costs of approximately $8.1 million, $7.9 million, and $6.0 million, respectively, were amortized from Accumulated other comprehensive loss and recognized as pension and post-retirement benefit (expense) primarily in Operating and administrative expenses and Other income (expense), net on our Consolidated Statements of Income (Loss).
Our policy for releasing the income tax effects from accumulated other comprehensive (loss) income is to release when the corresponding pretax accumulated other comprehensive (loss) income items are reclassified to earnings.

Index
Note 7 – Restructuring and Related Charges
Global Restructuring Program

The Company began a global restructuring program in fiscal year 2023, which aimed to enhance Wiley’s position and drive profitability (Global Restructuring Program) which was expanded in fiscal year 2024. This program included severance related charges for the elimination of certain positions, the exit of certain leased office space, and the reduction of our occupancy at other facilities. Under this program, we reduced our real estate square footage occupancy by approximately 35%.

In the fourth quarter of fiscal year 2025, the program was further extended due to the completion of our divestitures with a focus on optimizing our cost structure, with particular emphasis on aligning our technology costs and other corporate expenses. As a result of these initiatives, this expanded program includes severance related charges, facility-related costs associated with certain properties, and other activities.

The following tables summarize the pretax restructuring charges related to the Global Restructuring Program:

	For the Years Ended April 30,			Total Charges Incurred to Date
	2025	2024	2023
Charges (Credits) by Segment:
Research	$10,047	$7,410	$2,413	$19,870
Learning	1,515	11,448	7,804	20,767
Held for Sale or Sold	(117)	7,326	5,786	12,995
Corporate expenses	17,902	35,370	32,879	86,151
Total Restructuring and Related Charges	$29,347	$61,554	$48,882	$139,783

Charges by Activity:
Severance and termination benefits	$20,596	$28,556	$25,827	$74,979
Impairment of operating lease ROU assets and technology, property and equipment	656	10,043	12,696	23,395
Acceleration of expense related to operating lease ROU assets, technology, property and equipment, and intangible assets	1,786	4,148	2,140	8,074
Facility related charges, net	4,249	4,254	4,150	12,653
Consulting costs	657	8,967	2,285	11,909
Other activities	1,403	5,586	1,784	8,773
Total Restructuring and Related Charges	$29,347	$61,554	$48,882	$139,783

The severance related charges are for certain employees affected by the reduction in force under this program who are entitled to severance payments and certain termination benefits.

In the years ended April 30, 2024 and 2023, the impairment charges include the impairment of operating lease ROU assets related to certain leases that will be subleased, and the related property and equipment described further below. In the year ended April 30, 2024, these charges were recorded in Corporate Expenses and the Research segment. In the year ended April 30, 2023, these charges were recorded in Corporate Expenses.

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

In addition, in the years ended April 30, 2025 and 2024, the impairment charges include the impairment of certain work-in-process capitalized software because it is no longer probable that the software being developed will be completed, and the work-in-process capitalized software was reported at the lower of its carrying amount or fair value which was zero. In the year ended April 30, 2025 these charges were recorded in the Research segment. In the year ended April 30, 2024, these charges were recorded in the Learning and Research segments, and in Corporate Expenses.

In the years ended April 30, 2024 and 2023, the acceleration of expense includes the acceleration of rent expense associated with operating lease ROU assets related to certain leases that will be abandoned or terminated, and the related depreciation and amortization of property and equipment. In addition, in the years ended April 30, 2025 and 2024, the acceleration of expense includes the acceleration of amortization expense of certain capitalized software as a result of our decision to discontinue the use of those assets. We determined that a revision of the useful lives was warranted, and certain capitalized software was fully amortized over its revised remaining useful life. The acceleration of expense in the year ended April 30, 2025 also includes the acceleration of amortization expense of an intangible asset in our Research segment due to a revision of the useful life which resulted in the asset being fully amortized over its revised remaining useful life.

We incurred ongoing facility-related costs associated with certain properties, consulting costs, and costs for other activities, which includes relocation and other employee related costs.

In fiscal year 2023, due to the political instability and military actions between Russia and Ukraine, we made the decision to close our operations in Russia which primarily consisted of technology development resources. We were substantially complete with our closure as of April 30, 2023, except for the formal liquidation of the Russian legal entity, which we completed in the fourth quarter of fiscal year 2025. Since we were substantially liquidated as of April 30, 2023, we wrote off $1.4 million, $1.0 million, and $1.1 million in the years ended April 30, 2025, 2024, and 2023, respectively, of cumulative translation adjustment gains in earnings. This is reflected in Net foreign exchange transaction (losses) gains in the Consolidated Statements of Income (Loss). Included in the table above are restructuring charges for the years ended April 30, 2025, 2024, and 2023 of $0.9 million, $2.0 million and $8.3 million, respectively, related to these actions.

The following table summarizes the activity for the Global Restructuring Program liability for the year ended April 30, 2025:

	April 30, 2024	Charges	Payments	Foreign Translation & Other Adjustments	April 30, 2025
Severance and termination benefits	$5,396	$20,596	$(18,477)	$(893)	$6,622
Consulting costs	1,794	657	(1,525)	1	927
Other activities	1,879	1,403	(2,331)	(662)	289
Total	$9,069	$22,656	$(22,333)	$(1,554)	$7,838

Approximately $5.6 million of the restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs and approximately $1.0 million is reflected in Other long-term liabilities on our Consolidated Statements of Financial Position. The liability for consulting costs and other activities is reflected in Other accrued liabilities on our Consolidated Statements of Financial Position.

Index
Business Optimization Program

For the years ended April 30, 2025, 2024, and 2023, we recorded pretax restructuring (credits) charges of $(3.8) million, $1.4 million, and $0.5 million, respectively, related to this program. The net credits in the year ended April 30, 2025 are primarily due to the termination of a portion of a lease that was previously impaired in our Corporate Expenses category.

As of April 30, 2023, we substantially completed this program and we have no restructuring liability outstanding. We currently anticipate immaterial ongoing facility charges and do not anticipate any further material charges related to the Business Optimization Program.
Note 8 – Inventories
Inventories, net consisted of the following at April 30:

	2025	2024
Finished goods	$27,581	$24,295
Work-in-process	632	1,445
Paper and other materials	124	181
Total inventories before estimated sales returns and LIFO reserve	28,337	25,921
Inventory value of estimated sales returns	4,042	7,833
LIFO reserve	(9,504)	(7,535)
Inventories, net	$22,875	$26,219
See Note 2, “Summary of Significant Accounting Policies, Recently Issued and Recently Adopted Accounting Standards,” under the caption “Sales Return Reserves,” for a discussion of the Inventory value of estimated sales returns.
Finished goods are net of a reserve for inventory obsolescence of $11.1 million and $11.9 million as of April 30, 2025 and 2024, respectively.
Note 9 – Product Development Assets
Product development assets, net were included in Other non-current assets on the Consolidated Statements of Financial Position and consisted of the following at April 30:

	2025	2024
Book composition costs	$247,442	$213,811
Software costs	50,960	52,415
Content development costs	1,033	596
Product development assets, gross	299,435	266,822
Accumulated amortization	(283,382)	(249,183)
Product development assets, net	$16,053	$17,639
The following table details our amortization expense for product development assets, net:

	For the Years Ended April 30,
	2025	2024	2023
Amortization expense	$16,610	$22,835	$32,366
Product development assets include $3.3 million and $2.3 million of work-in-process as of April 30, 2025 and 2024, respectively, primarily for book composition costs.

Index
Note 10 – Technology, Property, and Equipment
Technology, property, and equipment, net consisted of the following at April 30:

	2025	2024
Capitalized software	$644,900	$601,452
Computer hardware	54,160	53,918
Buildings and leasehold improvements	67,589	82,199
Furniture, fixtures, and warehouse equipment	31,817	31,814
Land and land improvements	860	3,283
Technology, property, and equipment, gross	799,326	772,666
Accumulated depreciation and amortization	(637,201)	(580,228)
Technology, property, and equipment, net	$162,125	$192,438
The following table details our depreciation and amortization expense for technology, property, and equipment, net:

	For the Years Ended April 30,
	2025	2024	2023
Capitalized software amortization expense	$65,348	$83,250	$78,441
Depreciation and amortization expense, excluding capitalized software	13,346	14,910	17,565
Total depreciation and amortization expense for technology, property and equipment	$78,694	$98,160	$96,006
In fiscal years 2025 and 2024, as a result of our decision to discontinue the use of certain capitalized software, we determined that a revision of the useful lives was warranted, and certain capitalized software was fully amortized over its revised remaining useful life. In addition, certain work-in-process capitalized software was impaired since it is no longer probable that the software being developed will be completed, and was reported at the lower of its carrying amount or fair value which was zero.
For the year ended April 30, 2025, the total amount was $1.5 million, which included $0.8 million of accelerated amortization expense and $0.7 million of impairment charges reflected in Restructuring and related charges on our Consolidated Statements of Income (Loss). These charges were recorded in the Research segment.
For the year ended April 2024, the total amount was $20.3 million, which included $15.9 million of accelerated amortization expense reflected in depreciation and amortization in Operating and administrative expenses and $4.4 million of impairment charges reflected in Restructuring and related charges on our Consolidated Statements of Income (Loss). These charges were recorded in the Research and Learning segments as well as Corporate Expenses.

Index
Note 11 – Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity in goodwill by segment as of April 30:

	Research	Learning	Total excluding Held for Sale or Sold segment	Held for Sale or Sold(1)	Total including Held for Sale or Sold segment
Balance at April 30, 2023	$609,729	$486,025	$1,095,754	$108,296	$1,204,050
Impairment	—	—	—	(108,449)	(108,449)
Foreign Translation Adjustment	(2,440)	(1,946)	(4,386)	153	(4,233)
Balance at April 30, 2024	607,289	484,079	1,091,368	—	1,091,368
Acquisition(2)	—	1,026	1,026	—	1,026
Foreign Translation Adjustment	32,145	(3,034)	29,111	—	29,111
Balance at April 30, 2025	$639,434	$482,071	$1,121,505	$—	$1,121,505

(1)
The Held for Sale or Sold goodwill balance as of April 30, 2024 includes accumulated pretax noncash goodwill impairments of $318.2 million which reduced the goodwill of all reporting units within the Held for Sale or Sold segment to zero.

(2)	Refer to Note 4, “Acquisitions and Divestitures,” for more information related to the acquisition that occurred in the year ended April 30, 2025.
Fiscal Year 2025
Annual Impairment Test as of February 1, 2025

For our reporting units within the Research and Learning segments, we performed a qualitative assessment by reporting unit as of February 1, 2025. This assessment included consideration of key factors including macroeconomic conditions, industry and market considerations, financial performance, weighted average cost of capital (WACC), market multiples of current and forward 12-month EBITDA, and other relevant entity and reporting unit-specific events. Based on our qualitative assessment, we determined it was not more likely than not that the fair value of any reporting unit was less than its carrying amount. As such, it was not necessary to perform a quantitative test. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed as of February 1, 2025.

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
Fiscal Year 2024
We recorded a goodwill impairment of $108.4 million in the year ended April 30, 2024. These charges are reflected in Impairment of goodwill on our Consolidated Statements of Income (Loss).
Change in Segment Reporting Structure and Goodwill Impairment
In the three months ended July 31, 2023, we reorganized our segments. Due to this realignment, we reallocated goodwill in the first quarter of fiscal year 2024 to our reporting units on a relative fair value basis.

Index
As a result of this realignment, we were required to test goodwill for impairment immediately before and after the realignment. Since there were no changes to the Research reportable segment, no impairment test of the Research segment goodwill was required.

We estimated the fair value of the reporting units using a weighting of fair values derived from an income and a market approach. Fair value computed by these methods is arrived at using a number of key assumptions including forecasted revenues and related growth rates, forecasted operating cash flows, the discount rate, and the selection of relevant market multiples of comparable publicly-traded companies with similar characteristics to the reporting unit. Under the income approach, we determined the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our best estimates of forecasted economic and market conditions over the period including growth rates and expected changes in operating cash flows. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. The market approach estimates fair value based on market multiples of current and forward 12-month revenue or EBITDA, as applicable, derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.

Prior to the realignment, the previous reporting units (Academic Publishing, Talent Development, which includes Wiley Edge, and Professional Learning) fair values were above their carrying values. Therefore, there was no indication of impairment. The carrying value of the University Services reporting unit was above its fair value, which resulted in a pretax noncash goodwill impairment of $11.4 million. Such impairment reduced the goodwill of the University Services reporting unit to zero. University Services was adversely impacted by market conditions and headwinds for online degree programs, which led to a decline in projected enrollments from existing partners, pricing pressures and revenue share concessions, and a decline in new partner additions over both the short-term and long-term which adversely impacted forecasted revenue growth and operating cash flows. We also evaluated the recoverability of long-lived assets of the University Services reporting unit and there was no impairment.

After the realignment, the new reporting units (Academic, Professional, and Wiley Edge) fair values were above their carrying values. Therefore, there was no indication of impairment. The carrying value of the CrossKnowledge reporting unit was above its fair value which resulted in a pretax noncash goodwill impairment of $15.3 million. Such impairment reduced the goodwill of the CrossKnowledge reporting unit to zero. CrossKnowledge was adversely impacted by a decline in the demand for its offerings, which resulted in lower sales and a decline in average contract value, that adversely impacted forecasted revenue growth and operating cash flows. We also evaluated the recoverability of long-lived assets of the CrossKnowledge reporting unit and there was no impairment.

Wiley Edge Interim Impairment Test

As a result of signing the Edge Agreement with Inspirit and the decrease in the fair value of the business, which was impacted by a decline in placements, in the third quarter of fiscal year 2024, we tested the goodwill of the Wiley Edge reporting unit for impairment. We concluded that the carrying value of the Wiley Edge reporting unit was above its fair value, which resulted in a pretax noncash goodwill impairment of approximately $81.7 million. Such impairment reduced the goodwill of the Wiley Edge reporting unit to zero. The impairment was due to subsequent changes in the fair value resulting from the continued progression of the selling process, indications of changes in the consideration for the business, and a decline in placements in the third quarter of fiscal year 2024, as well as changes in the carrying amounts of the disposal group. We also evaluated the recoverability of long-lived assets of the Wiley Edge reporting unit and there was no impairment.

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

Index
Fiscal Year 2023
We recorded a goodwill impairment of $99.8 million in the year ended April 30, 2023. These charges are reflected in Impairment of goodwill on our Consolidated Statements of Income (Loss).
Change in Segment Reporting Structure and Goodwill Impairment

In the three months ended January 31, 2023, we reorganized our segments. Due to this realignment, we reallocated goodwill in the third quarter of fiscal year 2023 to our reporting units on a relative fair value basis.

As a result of this realignment, we were required to test goodwill for impairment immediately before and after the realignment. Since there were no changes to the Research reportable segment, no interim impairment test of the Research segment goodwill was required.

We estimated the fair value of the reporting units using a weighting of fair values derived from an income and a market approach. Fair value computed by these methods is arrived at using a number of key assumptions including forecasted revenues and related growth rates, forecasted operating cash flows, the discount rate, and the selection of relevant market multiples of comparable publicly-traded companies with similar characteristics to the reporting unit. Under the income approach, we determined the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our best estimates of forecasted economic and market conditions over the period including growth rates and expected changes in operating cash flows. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. The market approach estimates fair value based on market multiples of current and forward 12-month revenue or EBITDA, as applicable, derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.

Prior to the realignment, we concluded that the fair value of the Academic & Professional Learning reporting unit was above its carrying value. Therefore, there was no indication of impairment. The carrying value of the Education Services reporting unit was above its fair value, which resulted in a pretax noncash goodwill impairment of $31.0 million. Education Services was adversely impacted by market conditions and headwinds for online degree programs. This has led to a decline in projected student enrollments from existing partners, pricing pressures and revenue share concessions, and a decline in new partner additions over both the short-term and long-term, which adversely impacted forecasted revenue growth and operating cash flows. This was partially offset by projected growth in talent placements, partially due to expansion into new regions and the addition of new corporate clients, which are forecasted to have a positive impact on revenue growth and operating cash flows. We also evaluated the recoverability of long-lived assets of the Education Services reporting unit and there was no impairment.

After the realignment, we concluded that the fair value of the Academic Publishing, Talent Development and Professional Learning reporting units were above their carrying values. Therefore, there was no indication of impairment. The carrying value of the University Services reporting unit was above its fair value, which resulted in a pretax noncash goodwill impairment of $68.8 million. University Services was adversely impacted by market conditions and headwinds for online degree programs which led to a decline in projected enrollments from existing partners, pricing pressures and revenue share concessions, and a decline in new partner additions over both the short-term and long-term which adversely impacted forecasted revenue growth and operating cash flows. We also evaluated the recoverability of long-lived assets of the University Services reporting unit and there was no impairment.

Index
Intangible Assets
Intangible assets, net as of April 30 were as follows:

	2025			2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets with definite lives, net(1):
Content and publishing rights	$1,080,115	$(662,133)	$417,982	$1,087,601	$(656,342)	$431,259
Customer relationships	131,037	(95,996)	35,041	125,521	(85,812)	39,709
Developed technology(2)	41,195	(28,789)	12,406	44,880	(25,358)	19,522
Brands and trademarks	30,538	(25,484)	5,054	31,448	(25,714)	5,734
Covenants not to compete	1,157	(1,148)	9	1,157	(1,123)	34
Total intangible assets with definite lives, net	1,284,042	(813,550)	470,492	1,290,607	(794,349)	496,258
Intangible assets with indefinite lives:
Brands and trademarks(2)	37,000	—	37,000	37,000	—	37,000
Publishing rights	87,552	—	87,552	82,436	—	82,436
Total intangible assets with indefinite lives	124,552	—	124,552	119,436	—	119,436
Total intangible assets, net	$1,408,594	$(813,550)	$595,044	$1,410,043	$(794,349)	$615,694

(1)	Refer to Note 4, “Acquisitions and Divestitures,” for more information related to the acquisition that occurred in the year ended April 30, 2025.
(2)
The developed technology balance as of April 30, 2025 and 2024 is presented net of accumulated impairments and write-offs of $2.8 million. The indefinite-lived brands and trademarks balance as of April 30, 2025 and 2024 is net of accumulated impairments of $93.1 million.

Based on the current amount of intangible assets subject to amortization and assuming current foreign exchange rates, the estimated amortization expense for the following years are as follows:

Fiscal Year	Amount
2026	$51,561
2027	46,767
2028	40,844
2029	36,326
2030	32,523
Thereafter	262,471
Total	$470,492
Annual Indefinite-lived Intangible Impairment Test as of February 1, 2025 and 2024
We also review our indefinite-lived intangible assets for impairment annually, which consists of brands and trademarks and certain acquired publishing rights.
For fiscal years 2025 and 2024, we performed a qualitative assessment for our annual indefinite-lived intangible assets impairment test. This assessment included consideration of key factors including macroeconomic conditions, industry and market considerations, financial performance, WACC, and other relevant entity and reporting unit-specific events. Based on our qualitative assessment, we determined it was not more likely than not that the fair value of any indefinite-lived intangible asset was less than its carrying amount. As such, it was not necessary to perform a quantitative test.

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
For operating leases, the ROU assets and liabilities as of April 30 are presented in our Consolidated Statements of Financial Position as follows:

	2025	2024
Operating lease ROU assets	$66,128	$69,074
Short-term portion of operating lease liabilities	18,282	18,294
Operating lease liabilities, non-current	$81,482	$94,386
As a result of the Global Restructuring Program, which included the exit of certain leased office space, we recorded restructuring and related charges, which included impairment charges and the acceleration of expense associated with certain operating lease ROU assets. See Note 7, “Restructuring and Related Charges” for more information on this program and the charges incurred.
Our total net lease costs were as follows:

	For the Years Ended April 30,
	2025	2024	2023
Operating lease cost	$14,613	$14,575	$18,620
Variable lease cost	833	1,096	1,326
Short-term lease cost	455	1,059	744
Sublease income	(560)	(847)	(770)
Total net lease cost(1)	$15,341	$15,883	$19,920

(1)
Total net lease cost does not include those costs and sublease income for operating leases we had identified as part of our restructuring programs that would be subleased. The costs and sublease income for those leases are included in Restructuring and related charges on our Consolidated Statements of Income (Loss). See Note 7, “Restructuring and Related Charges” for more information on these programs.

Index
Other supplemental information includes the following:

	For the Years Ended April 30,
	2025	2024	2023
Weighted-average remaining contractual lease term (years)	7	7	8
Weighted-average discount rate	6.16%	6.05%	5.95%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,209	$25,852	$26,919
Operating lease liabilities arising from obtaining ROU assets	$1,646	$2,199	$2,686
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the Consolidated Statement of Financial Position as of April 30, 2025:

Fiscal Year	Operating Lease Liabilities
2026	$23,137
2027	18,743
2028	15,235
2029	14,625
2030	14,513
Thereafter	36,052
Total future undiscounted minimum lease payments	122,305

Less: Imputed interest	22,541

Present value of minimum lease payments	99,764

Less: Current portion	18,282

Noncurrent portion	$81,482

Index
Note 13 – Income Taxes
The provision for income taxes were as follows:

	For the Years Ended April 30,
	2025	2024	2023
Current provision
US – Federal	$5,497	$2,152	$2,857
International	50,300	49,357	48,694
State and local	1,981	(337)	1,797
Total current provision	$57,778	$51,172	$53,348
Deferred provision (benefit)
US – Federal	$3,394	$(25,026)	$(24,368)
International	1,696	(4,772)	(8,705)
State and local	(4,151)	(8,102)	(4,408)
Total deferred provision (benefit)	$939	$(37,900)	$(37,481)
Total provision	$58,717	$13,272	$15,867
International and United States pretax income (loss) were as follows:

	For the Years Ended April 30,
	2025	2024	2023
International	$189,781	$109,616	$204,055
United States	(46,903)	(296,663)	(170,955)
Total	$142,878	$(187,047)	$33,100
Our effective income tax rate as a percentage of pretax income differed from the US federal statutory rate as shown below:

	For the Years Ended April 30,
	2025	2024	2023
US federal statutory rate	21.0%	21.0%	21.0%
Impact of foreign operations	8.8%	(11.7)%	(10.5)%
Change in valuation allowance	14.4%	(14.0)%	(7.4)%
State income taxes, net of US federal tax benefit	(1.5)%	4.6%	(7.2)%
Tax credits and related net benefits	(2.7)%	1.8%	(12.1)%
Impairment of goodwill	—%	(10.9)%	66.7%
Return to provision	(1.9)%	6.1%	(13.7)%
Other	3.0%	(4.0)%	11.1%
Effective income tax rate	41.1%	(7.1)%	47.9%
The Company's effective tax rate for the fiscal year ended April 30, 2025, was primarily driven by the impact of the US valuation allowance, the rates of tax imposed on income earned in foreign jurisdictions, and state taxes.

Index
Accounting for Uncertainty in Income Taxes:
As of April 30, 2025, and April 30, 2024, the total amount of unrecognized tax benefits was $9.8 million and $9.2 million, respectively, of which $0.4 million and $0.2 million represented accruals for interest and penalties recorded as additional tax expense in accordance with our accounting policy. As of April 30, 2025, and April 30, 2024, the total interest and penalties was $0.8 million and $0.6 million, respectively. We recorded net interest expense on reserves for unrecognized and recognized tax benefits of $0.2 million in each of the years ended April 30, 2025, and April 30, 2024. As of April 30, 2025, and April 30, 2024, the total amounts of unrecognized tax benefits that would reduce our income tax provision, if recognized, were approximately $9.8 million and $9.2 million, respectively. We do not expect any significant changes to the unrecognized tax benefits within the next twelve months.

A reconciliation of the unrecognized tax benefits included within the Other long-term liabilities on the Consolidated Statements of Financial Position is as follows:

	For the Years Ended April 30,
	2025	2024
Balance at May 1	$9,151	$9,421
Additions for current year tax positions	1,423	1,607
Reductions for prior year tax positions	(337)	(181)
Payments and settlements	—	(849)
Reductions for lapse of statute of limitations	(440)	(847)
Balance at April 30	$9,797	$9,151
Tax Audits:
We file income tax returns in the US and various states and non-US tax jurisdictions. Our major taxing jurisdictions are the United States, the United Kingdom, and Germany. We are no longer subject to income tax examinations for years prior to fiscal year 2014 in the major jurisdictions in which we are subject to tax.
Deferred Taxes:
Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes.

Index
The significant components of deferred tax assets and liabilities as of April 30 were as follows:

	2025	2024
Net operating losses	$11,360	$22,587
Reserve for sales returns and doubtful accounts	2,095	2,363
Accrued employee compensation	24,967	27,293
Foreign and federal credits	28,835	33,742
Other accrued expenses	1,009	3,822
Retirement and post-employment benefits	8,282	10,203
Operating lease liabilities	18,308	23,095
Interest expense disallowance	14,919	10,676
Impairment	9,543	—
Other	415	—
Total gross deferred tax assets	$119,733	$133,781
Less valuation allowance	(77,309)	(53,498)
Total deferred tax assets	$42,424	$80,283

Prepaid expenses and other assets	$(861)	$(5,352)
Unremitted foreign earnings	(2,220)	(3,115)
Intangible and fixed assets	(130,077)	(155,862)
Right-of-use assets	(10,848)	(12,685)
Total deferred tax liabilities	$(144,006)	$(177,014)
Net deferred tax liabilities	$(101,582)	$(96,731)

Reported As
Deferred tax assets excluding held-for-sale	3,563	3,147
Deferred tax assets held-for-sale	—	6,176
Deferred tax assets	$3,563	$9,323
Deferred tax liabilities excluding held-for-sale	(105,145)	(97,186)
Deferred tax liabilities held-for-sale	—	(8,868)
Deferred tax liabilities	(105,145)	(106,054)
Net deferred tax liabilities	$(101,582)	$(96,731)
The change in net deferred taxes was primarily due to the decrease in net deferred tax liabilities primarily attributable to a decrease in tax liabilities in the capitalization of research and development (R&D) expenses. In addition, we had a decrease in net deferred tax assets related to an increase in the valuation allowance. In assessing the need for a valuation allowance, we take into account prior earnings history, expected future earnings, reversal of existing taxable temporary differences, carry back and carry forward periods and tax planning strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. Changes to tax laws and statutory tax rates can also have an impact on our valuation allowances. Changes in valuation allowances are included in the Company’s income tax provision in the period of change.
We have provided a $77.3 million valuation allowance as of April 30, 2025. This valuation allowance is increased by approximately $23.8 million from the valuation allowance as of April 30, 2024. In fiscal year 2024, due to temporary differences in the US, our deferred taxes reversed from a net deferred tax liability position to a net deferred tax asset position. Due to losses in the US resulting from impairments, restructuring, and acceleration of amortization expense on capitalized software, we concluded it was more-likely-than-not that all or a portion of our deferred tax asset may not be realized. As a result, we established a valuation allowance of $30.2 million. During fiscal year 2025 we increased this valuation allowance by $26.0 million, because of an increase in the US net deferred tax asset attributable primarily to interest expense disallowance and intangible and fixed assets.

Index

As of April 30, 2025, we have apportioned state net operating loss carryforwards totaling approximately $126 million, with a tax effected value of $7.1 million net of federal benefits. We have foreign net operating loss carryforwards totaling approximately $0.1 million, and federal net operating loss carryforwards totaling $2.4 million, with a tax effected value of $0.5 million. Our state, foreign, and federal NOLs and credits, to the extent they expire, expire in various amounts from 1 year to indefinite.
We intend to repatriate earnings from our non-US subsidiaries, and to the extent we repatriate these funds to the US, we may be required to pay taxes in various US state and local jurisdictions and withholding or similar taxes in applicable non-US jurisdictions in the periods in which such repatriation occurs. As of April 30, 2025, we have recorded a $2.2 million liability related to the estimated taxes that would be incurred upon repatriating certain non-US earnings to the US.
Note 14 – Debt and Available Credit Facilities
Our total debt outstanding as of April 30 consisted of the amounts set forth in the following table:

	2025	2024
Short-term portion of long-term debt (1)	$10,000	$7,500

Term loan A - Amended and Restated CA(2)	174,581	184,418
Revolving credit facility - Amended and Restated CA	614,854	582,678
Total long-term debt, less current portion	789,435	767,096

Total debt	$799,435	$774,596

(1)	Relates to our term loan A under the Amended and Restated CA.
(2)	Amounts are shown net of unamortized issuance costs of $0.4 million as of April 30, 2025 and $0.6 million as of April 30, 2024.
The following table summarizes the scheduled annual maturities for the next three years of our long-term debt, including the short-term portion of long-term debt. This schedule represents the principal portion amount of debt outstanding and therefore excludes unamortized issuance costs.

Fiscal Year	Amount
2026	$10,000
2027	12,500
2028	777,354
Total	$799,854
Amended and Restated CA
On November 30, 2022, we entered into the second amendment to the Third Amended and Restated Credit Agreement (collectively, the Amended and Restated CA). The Amended and Restated CA as of November 30, 2022 provided for senior unsecured credit facilities comprised of the following (i) a five-year revolving credit facility in an aggregate principal amount up to $1.115 billion which matures November 2027, (ii) a five-year term loan A facility consisting of $200 million which matures November 2027, and (iii) $185 million aggregate principal amount revolving credit facility which matured in May 2024.

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

The Amended and Restated CA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of April 30, 2025.
In the three months ended January 31, 2023, we incurred a loss of $(0.2) million on the write-off of unamortized deferred costs in connection with the second amendment of the Amended and Restated CA which is reflected in Other income (expense), net on our Consolidated Statements of Income (Loss) for the year ended April 30, 2023.

The amortization expense of the costs incurred related to the Amended and Restated CA related to the lender and non-lender fees is recognized over a five-year term for credit commitments that mature in November 2027 and an 18-month term for credit commitments that matured in May 2024. Total amortization expense included in Interest expense on our Consolidated Statements of Income (Loss) is as follows:

	For the Years Ended April 30,
	2025	2024	2023
Amortization expense	$1,145	$1,246	$1,129
Lines of Credit
We have other lines of credit aggregating $1.0 million at various interest rates. There were no outstanding borrowings under these credit lines at April 30, 2025 and 2024.
Our total available lines of credit as of April 30, 2025 were approximately $1,300.6 million which includes the Amended and Restated CA, of which approximately $500.7 million was unused. We had letters of credit of $0.4 million outstanding under the Amended and Restated CA, and the aggregate stated amount outstanding of these letters of credit reduces the total borrowing base available under the Amended and Restated CA.
The weighted average interest rates on total debt outstanding during the years ended April 30, 2025 and 2024 were 6.10% and 5.52%, respectively. As of April 30, 2025 and 2024, the weighted average interest rates for total debt were 5.57% and 6.07%, respectively.
Based on estimates of interest rates currently available to us for loans with similar terms and maturities, the fair value of our debt approximates its carrying value.

Index
Note 15 – Derivative Instruments and Activities
Interest Rate Contracts
As of April 30, 2025, we had total debt outstanding of $799.4 million, net of unamortized issuance costs of $0.4 million. The $799.8 million of debt outstanding are variable rate loans under the Amended and Restated CA. The carrying value of the debt approximates fair value.
As of April 30, 2025 and 2024, the interest rate swap agreements we maintained were designated as fully effective cash flow hedges as defined under ASC Topic 815. As a result, the impact on our Consolidated Statements of Income (Loss) from changes in the fair value of the interest rate swaps was fully offset by changes in the interest expense on the underlying variable rate debt instruments. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.
As of both April 30, 2025 and 2024, we had interest rate swaps outstanding with a combined notional amount of $500.0 million that were designated as cash flow hedges.
We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of our interest rate swaps designated as cash flow hedges as of April 30 are reflected in our Consolidated Statements of Financial Position as follows:

Asset (Liability)	Balance Sheet Location	2025	2024
Current asset portion	Prepaid expenses and other current assets	$197	$154
Non-current asset portion	Other non-current assets	—	9,686
Current liability portion	Other accrued liabilities	(118)	—
Non-current liability portion	Other long-term liabilities	(3,438)	—
Total cash flow hedges		$(3,358)	$9,840
The effect of our interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Income (Loss) for the years ended April 30 are as follows:

	2025	2024	2023
Amount of pretax (losses) gains recognized in Other comprehensive income (loss)	$(8,186)	$15,164	$6,036
Amount of pretax gains reclassified from Accumulated other comprehensive loss into Interest expense	$4,755	$12,420	$5,039
Based on the amount in Accumulated other comprehensive loss at April 30, 2025, approximately $(0.4) million, net of tax, would be reclassified into Net income in the next twelve months.
Foreign Currency Contracts
We may enter into foreign currency forward contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The foreign currency forward exchange contracts are marked to market through Net foreign exchange transaction (losses) gains on our Consolidated Statements of Income (Loss) and carried at fair value on our Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Net foreign exchange transaction (losses) gains on our Consolidated Statements of Income (Loss).
As of April 30, 2025 and 2024, we did not maintain any open foreign currency forward contracts. In addition, we did not maintain any open foreign currency forward contracts during the years ended April 30, 2025, 2024, and 2023.

Index
Note 16 – Commitment and Contingencies
Legal Proceedings
We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimate of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of April 30, 2025, will not have a material effect upon our consolidated financial condition or results of operations.
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
Defined Benefit Plans
Our Board of Directors approved plan amendments that froze the following retirement plans:
•Retirement Plan for the Employees of John Wiley & Sons, Canada was frozen effective December 31, 2015;
•Retirement Plan for the Employees of John Wiley & Sons, Ltd., a UK plan was frozen effective April 30, 2015 and;
•US Employees’ Retirement Plan, Supplemental Benefit Plan, and Supplemental Executive Retirement Plan, were frozen effective June 30, 2013.
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
The components of net pension expense (income) for the defined benefit plans and the weighted average assumptions were as follows:

	For the Years Ended April 30,
	2025		2024		2023
	US	Non-US	US	Non-US	US	Non-US
Service cost	$—	$560	$—	$532	$—	$796
Interest cost	12,133	16,603	11,654	16,069	11,242	13,389
Expected return on plan assets	(9,610)	(18,449)	(10,372)	(19,443)	(9,924)	(23,134)
Amortization of prior service cost	(154)	66	(154)	60	(154)	60
Amortization of net actuarial loss	2,314	6,058	2,446	5,656	2,295	3,851
Curtailment/settlement (credit)	—	(181)	—	—	—	(1,828)
Net pension expense (income)	$4,683	$4,657	$3,574	$2,874	$3,459	$(6,866)

Discount rate	5.8%	5.1%	5.1%	4.8%	4.6%	3.0%
Rate of compensation increase	N/A	3.0%	N/A	3.0%	N/A	3.1%
Expected return on plan assets	5.8%	6.2%	5.8%	6.4%	5.0%	5.5%

Index
In the year ended April 30, 2025, due to the sale of the CrossKnowledge business, there was a curtailment and a settlement credit due to the divestment of the CrossKnowledge Pension Plan of $(0.2) million which is primarily reflected in Other income (expense), net on our Consolidated Statements of Income (Loss).

In the year ended April 30, 2023, because of a reduction in force, there was a curtailment credit of $(0.3) million related to the retirement allowances for employees of CrossKnowledge, a France Pension Plan, which is reflected in Other income (expense), net on our Consolidated Statements of Income (Loss). In addition, in the year ended April 30, 2023 due to the closure of our operations in Russia, there was a curtailment and a settlement credit due to the wind up of the Russia Pension Plan of $(1.5) million which is primarily reflected in Other income (expense), net on our Consolidated Statements of Income (Loss).
The service cost component of net pension expense (income) is reflected in Operating and administrative expenses on our Consolidated Statements of Income (Loss). The other components of net pension expense (income) are reported separately from the service cost component and below Operating income. Such amounts are reflected in Other income (expense), net on our Consolidated Statements of Income (Loss).
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
The vested benefit obligation for our defined benefit postretirement plans is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee's expected date of separation of retirement.
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
The following table sets forth the changes in, and the status of, our defined benefit plans’ assets and benefit obligations:

Index

	2025		2024
	US	Non-US	US	Non-US
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year	$173,569	$293,168	$186,607	$302,055
Actual return on plan assets	13,312	(7,426)	(707)	(7,276)
Employer contributions	3,198	13,526	3,672	11,708
Employee contributions	—	—	—	—
Settlements	—	(729)	—	—
Benefits paid	(15,909)	(14,560)	(16,003)	(12,215)
Foreign currency rate changes	—	18,553	—	(1,104)
Fair value, end of year	$174,170	$302,532	$173,569	$293,168
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit obligation, beginning of year	$(215,563)	$(324,362)	$(235,888)	$(343,008)
Service cost	—	(560)	—	(532)
Interest cost	(12,133)	(16,603)	(11,654)	(16,069)
Actuarial (losses) gains	(4,760)	22,520	15,976	21,258
Benefits paid	15,909	14,560	16,003	12,215
Foreign currency rate changes	—	(19,984)	—	2,009
Settlements and other	—	1,097	—	(235)
Benefit obligation, end of year	$(216,547)	$(323,332)	$(215,563)	$(324,362)
Underfunded status, end of year	$(42,377)	$(20,800)	$(41,994)	$(31,194)
AMOUNTS RECOGNIZED ON THE STATEMENT OF FINANCIAL POSITION
Noncurrent assets	—	12,885	—	2,967
Current pension liability	(2,881)	(1,282)	(3,093)	(1,193)
Noncurrent pension liability excluding held-for-sale	(39,496)	(32,403)	(38,901)	(31,931)
Noncurrent pension liability held-for-sale	—	—	—	(1,037)
Noncurrent pension liability	(39,496)	(32,403)	(38,901)	(32,968)
Net amount recognized in statement of financial position	$(42,377)	$(20,800)	$(41,994)	$(31,194)
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS (BEFORE TAX) CONSIST OF
Net actuarial losses	$(75,768)	$(206,945)	$(77,025)	$(196,705)
Prior service cost gains (losses)	1,484	(992)	1,638	(1,224)
Total accumulated other comprehensive loss	$(74,284)	$(207,937)	$(75,387)	$(197,929)
Change in accumulated other comprehensive loss	$1,103	$(10,008)	$7,188	$830
INFORMATION FOR PENSION PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Accumulated benefit obligation	$216,547	$34,189	$215,563	$34,274
Fair value of plan assets	$174,170	$511	$173,569	$481
INFORMATION FOR PENSION PLANS WITH A PROJECTED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Projected benefit obligation	$216,547	$34,198	$215,563	$34,643
Fair value of plan assets	$174,170	$511	$173,569	$481
WEIGHTED AVERAGE ASSUMPTIONS USED IN DETERMINING ASSETS AND LIABILITIES
Discount rate	5.7%	5.5%	5.1%	4.8%
Rate of compensation increase	N/A	3.0%	N/A	3.0%
Accumulated benefit obligations	$(216,547)	$(315,748)	$(215,563)	$(316,107)

Index
Actuarial losses in the US plans resulting in an increase to our projected benefit obligation for the year ended April 30, 2025, were primarily due to a change in the discount rate and losses from actual demographic experience being different than expected. Actuarial gains for the non-US plans, resulting in a decrease to our projected benefit obligation for the year ended April 30, 2025, were primarily due to a change in the discount rates.
Actuarial gains in the US resulting in a decrease to our projected benefit obligation for the year ended April 30, 2024 were primarily due to an increase in the discount rate. Actuarial gains for the non-US plans, resulting in a decrease to our projected benefit obligation for the year ended April 30, 2024 were primarily due to increases in the discount rates.
Pension plan assets/investments:
The investment guidelines for the defined benefit pension plans are established based upon an evaluation of market conditions, plan liabilities, cash requirements for benefit payments, and tolerance for risk. Investment guidelines include the use of actively and passively managed securities. The investment objective is to ensure that funds are available to meet the plans’ benefit obligations when they are due. The investment strategy is to invest in high quality and diversified equity and debt securities to achieve our long-term expectation. The plans’ risk management practices provide guidance to the investment managers, including guidelines for asset concentration, credit rating, and liquidity. Asset allocation favors a balanced portfolio, with a global aggregated target allocation of approximately 19% equity securities and 81% fixed income securities and cash. Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges of plus or minus 5%. We regularly review the investment allocations and periodically rebalance investments to the target allocations. We categorize our pension assets into three levels based upon the assumptions (inputs) used to price the assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•Level 1: Unadjusted quoted prices in active markets for identical assets.
•Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets.
•Level 3: Unobservable inputs reflecting assumptions about the inputs used in pricing the asset.
We did not maintain any level 3 assets during the years ended April 30, 2025 and 2024.
Certain of our pension assets are invested in common collective trusts managed and valued by the fund administrator. The fair value of the funds is based on the Net Asset Value (NAV) of the underlying investments owned by the fund less its liabilities based on published daily rate. Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient do not have to be classified in the fair value hierarchy. The fair value amounts presented in the following tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension benefit plan assets. For those plan assets measured at NAV, a redemption request can be executed within a 7-day notice. There are no unfunded commitments or redemption restrictions for these funds.

Index
The following tables set forth, by level within the fair value hierarchy, pension plan assets at their fair value as of April 30:

	2025				2024
	Level 1	Level 2	NAV	Total	Level 1	Level 2	NAV	Total
US Plan Assets
Global Equity Securities: Limited Partnership		$4,904	$51,727	$56,631		$5,598	$58,238	$63,836
Fixed Income Securities: Commingled Trust Funds			117,539	117,539			109,733	109,733
Total Assets		$4,904	$169,266	$174,170		$5,598	$167,971	$173,569

Non-US Plan Assets
Equity securities:
US equities	$—	$25,110		$25,110	$—	$22,496		$22,496
Non-US equities	—	9,530		9,530	—	9,637		9,637
Balanced managed funds	—	71,629		71,629	—	60,959		60,959
Fixed income securities: Commingled funds	—	100,740		100,740	—	125,223		125,223
Other:
Real estate/other	—	511		511	—	480		480
Cash and cash equivalents	12,503	82,509		95,012	1,328	73,045		74,373
Total Non-US plan assets	$12,503	$290,029	$—	$302,532	$1,328	$291,840	$—	$293,168
Total plan assets	$12,503	$294,933	$169,266	$476,702	$1,328	$297,438	$167,971	$466,737
Expected employer contributions to the defined benefit pension plans in the year ended April 30, 2026 will be approximately $4.8 million, including $1.8 million of minimum amounts required for our non-US plans. From time to time, we may elect to make voluntary contributions to our defined benefit plans to improve their funded status.
Benefit payments to retirees from all defined benefit plans are expected to be the following in the fiscal year indicated:

Fiscal Year	US	Non-US	Total
2026	$15,943	$13,773	$29,716
2027	15,880	14,497	30,377
2028	15,865	14,741	30,606
2029	15,886	15,879	31,765
2030	15,624	16,817	32,441
2031–2035	77,327	97,312	174,639
Total	$156,525	$173,019	$329,544

Index
Retiree Health Benefits
We provide contributory life insurance and health care benefits, subject to certain dollar limitations, for substantially all of our eligible retired US employees. The retiree health benefit is no longer available for any employee who retires after December 31, 2017. The cost of such benefits is expensed over the years the employee renders service and is not funded in advance. The accumulated post-retirement benefit obligation recognized on the Consolidated Statements of Financial Position as of both April 30, 2025 and 2024 was $0.6 million. Annual credits for these plans were $(0.1) million for each of the years ended April 30, 2025, 2024, and 2023 and are reflected in Operating and administrative expenses on our Consolidated Statements of Income (Loss).
Defined Contribution Savings Plans
We have defined contribution savings plans. Our contribution is based on employee contributions and the level of our match. We may make discretionary contributions to all employees as a group. The expense recorded for these plans was approximately $22.8 million, $27.0 million, and $30.7 million in the years ended April 30, 2025, 2024, and 2023, respectively, and is reflected in Operating and administrative expenses on our Consolidated Statements of Income (Loss).
Note 18 – Stock-Based Compensation

The Company provides stock-based compensation to its employees and non-employee directors, which may include restricted stock units (RSU), PSU, and stock options (collectively, stock-based awards). All equity compensation plans have been approved by shareholders. On September 29, 2022, the Company’s shareholders approved the 2022 Omnibus Stock and Long-Term Incentive Plan (the 2022 Plan), which replaced, with respect to new award grants, our 2014 Key Employee Stock Plan and 2018 Director Stock Plan (the Prior Plans) that were previously in effect. Following the approval of the 2022 Plan, no further awards were available to be issued under the Prior Plans, but awards outstanding under the Prior Plans as of that date remain outstanding in accordance with their terms. A total number of 6.2 million shares of our Class A stock was authorized under the 2022 Plan. In addition, any outstanding awards cancelled from the Prior Plans are added to the shares available under the 2022 Plan. As of April 30, 2025, there were approximately 5.3 million securities remaining that are available for future issuance under the 2022 Plan. We issue treasury shares to fund awards issued under the 2022 Plan.
Stock Option Activity
Under the terms of our stock option plan, the exercise price of stock options granted may not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable over a maximum period of ten years from the date of grant. For the options granted in the years ended April 30, 2024 and 2023, such options generally vest 10%, 20%, 30%, and 40% on April 30, or on each anniversary date after the award is granted. There were no options granted in the year ended April 30, 2025.
The following table provides the estimated weighted average fair value for options granted during the years ended April 30 using the Black-Scholes option-pricing model, and the significant weighted average assumptions used in their determination:

	2024	2023
Weighted average fair value of options on grant date	$6.47	$9.24

Weighted average assumptions:
Expected life of options (years)	6.3	5.9
Risk-free interest rate	4.6%	2.0%
Expected volatility	34.0%	32.4%
Expected dividend yield	4.6%	3.4%
Fair value of common stock on grant date	$30.37	$41.30
Exercise price of stock option grant	$34.86	$41.30

Index
As of April 30, 2025, there was $0.5 million of unrecognized share-based compensation cost related to options, which is expected to be recognized over a period up to 3 years, or 2.0 years on a weighted average basis.
The following table summarizes the activity and status of our stock option plans during the year ended April 30, 2025:

	Number of Options (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	375	$48.74
Granted	—	$—
Exercised	(7)	$35.69
Expired or forfeited	(118)	$53.50
Outstanding at end of year	250	$46.87	7.4	$1.2
Exercisable at end of year	143	$55.28	6.7	$0.3
Vested and expected to vest in the future at April 30	247	$46.98	7.4	$1.2
The intrinsic value is the difference between our common stock price and the option grant price. The total intrinsic value of options exercised during the years ended April 30, 2025 and 2023 was $0.1 million, and $0.1 million, respectively. There were no options exercised during the year ended April 30, 2024.
The total grant date fair value of stock options vested during the years ended April 30, 2025, 2024, and 2023 was $0.6 million, $0.9 million, and $0.5 million, respectively.
The following table summarizes information about stock options outstanding and exercisable at April 30, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options (in 000’s)	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Number of Options (in 000’s)	Weighted Average Exercise Price
$32.68 to $36.60	137	8.5	$34.91	37	$34.94
$45.99 to $63.07	113	6.1	$61.37	106	$62.39
Total/average	250	7.4	$46.87	143	$55.28
Performance-Based and Other Restricted Stock Activity
Under the terms of our long-term incentive plans, PSU are payable in restricted shares of our Class A Common Stock upon the achievement of certain three-year or less financial performance-based targets. During each three-year period or less, we adjust compensation expense based upon our best estimate of expected performance. Restricted performance share units vest 100% on June 30 following the end of the three-year performance cycle.
We may also grant individual restricted unit awards payable in restricted shares of our Class A Common Stock to key employees in connection with their employment. Restricted shares generally vest ratably 25% per year.
Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier.

Index
Activity for performance-based and other restricted stock awards during the years ended April 30, was as follows (shares in thousands):

	2025		2024	2023
	Restricted Shares	Weighted Average Grant Date Value	Restricted Shares	Restricted Shares
Nonvested shares at beginning of year	1,203	$37.07	1,073	1,274
Granted	735	$43.06	1,089	540
Change in shares due to performance	71	$39.83	54	(44)
Vested and issued	(448)	$41.28	(660)	(544)
Forfeited	(345)	$39.84	(353)	(153)
Nonvested shares at end of year	1,216	$38.51	1,203	1,073
We recognized stock-based compensation expense (including stock options) primarily in Operating and administrative expenses on the Consolidated Statements of Income (Loss), on a pretax basis, as follows:

	For the Years Ended April 30,
	2025	2024	2023
Stock-based compensation expense	$22,222	$24,982	$26,504
As of April 30, 2025, there was $27.2 million of unrecognized share-based compensation cost related to performance-based and other restricted stock awards, which is expected to be recognized over a period up to 4 years, or 2.3 years on a weighted average basis.
Compensation expense for restricted stock awards is measured using the closing market price of our Class A Common Stock at the date of grant. The total grant date value of shares vested during the years ended April 30 was as follows:

	2025	2024	2023
Grant date value of shares vested	$18,504	$29,874	$25,705
President and CEO New Hire Equity Awards
On July 8, 2024, the Company named Mr. Matthew Kissner President and CEO and entered into an employment agreement (Employment Agreement) with him. Mr. Kissner had served as the Company’s interim President and CEO since October 10, 2023. Under the Employment Agreement, Mr. Kissner will be eligible to participate in the Company’s Executive Long-Term Incentive Plan (ELTIP), with a target long-term incentive equal to $3.0 million.

Sixty percent of the ELTIP value will be delivered in the form of target performance share units and forty percent in restricted share units. The grant date fair value for the restricted share units was $46.65 per share and included 27,192 restricted share units, which vest 25% each year starting on April 30, 2025 to April 30, 2028. The grant date fair value for the performance share units was $46.65 per share and included 40,789 performance share units, which vest 100% on June 30, 2027. Awards are subject to forfeiture in the case of voluntary termination prior to vesting, and continued vesting in the case of earlier termination of employment without cause or due to constructive discharge. All other terms and conditions are the same as for other executives, as outlined in the ELTIP grant agreements.

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
There were 23,940, 25,744, and 30,706 restricted shares awarded under the 2022 Plan, or the 2018 Plan, as the case may be, for the years ended April 30, 2025, 2024, and 2023, respectively. In addition, pursuant to the John Wiley & Sons, Inc. Deferred Compensation Plan for Directors’ 2005 & After Compensation, as amended through September 20, 2022 (Deferred Compensation Plan), each nonemployee director has the option of receiving all or part of the annual cash retainer in the form of deferred stock and receive dividends in the form of deferred stock. The annual cash retainers deferred as stock and the dividends received in the form of deferred stock, all pursuant to the Deferred Compensation Plan, are nominal for the years ended April 30, 2025, 2024, and 2023.
Note 19 – Capital Stock and Changes in Capital Accounts
Wiley has two classes of common stock, Class A and Class B. Each share of our Class B Common Stock is convertible into one share of Class A Common Stock. The holders of Class A stock are entitled to elect 30% of the entire Board of Directors and the holders of Class B stock are entitled to elect the remainder. On all other matters, each share of Class A stock is entitled to one tenth of one vote, and each share of Class B stock is entitled to one vote.
Share Repurchases
During the year ended April 30, 2020, our Board of Directors approved a share repurchase program of $200 million of Class A or B Common Stock. As of April 30, 2025, we had authorization from our Board of Directors to purchase up to $57.4 million that was remaining under this program.
The following table summarizes the share repurchases of Class A and B Common Stock during the years ended April 30 (shares in thousands):

	2025	2024	2023
Shares repurchased – Class A	1,186	1,294	831
Shares repurchased – Class B	173	3	1
Average price – Class A and Class B	$44.16	$34.71	$42.07
For the year ended April 30, 2025, the average price per share excludes excise taxes payable on share repurchases and may differ from the share repurchases reflected in Purchases of treasury shares in our Consolidated Statements of Cash Flows.
Dividends
We declared and paid quarterly cash dividends on our Class A and Class B Common Stock for a total of $76.1 million, $77.0 million, and $77.3 million during the years ended April 30, 2025, 2024, and 2023, respectively.

Index
Changes in Common Stock
The following is a summary of changes during the years ended April 30, in shares of our common stock and common stock in treasury (shares in thousands).

Changes in Class A Common Stock:	2025	2024	2023
Number of shares, beginning of year	70,259	70,231	70,226
Common stock class conversions	53	28	5
Number of shares issued, end of year	70,312	70,259	70,231

Changes in Class A Common Stock in treasury:
Number of shares held, beginning of year	24,828	23,983	23,515
Restricted shares issued under stock-based compensation plans	(448)	(662)	(544)
Impact of tax withholding on stock-based compensation and other	121	213	181
Purchases of treasury shares	1,186	1,294	831
Number of shares held, end of year	25,687	24,828	23,983
Number of Class A Common Stock outstanding, end of year	44,625	45,431	46,248

Changes in Class B Common Stock:	2025	2024	2023
Number of shares, beginning of year	12,923	12,951	12,956
Common stock class conversions	(53)	(28)	(5)
Number of shares issued, end of year	12,870	12,923	12,951

Changes in Class B Common Stock in treasury:
Number of shares held, beginning of year	3,928	3,925	3,924
Purchases of treasury shares	173	3	1
Number of shares held, end of year	4,101	3,928	3,925
Number of Class B Common Stock outstanding, end of year	8,769	8,995	9,026

Index
Note 20 – Segment Information

We report our segment information in accordance with the provisions of FASB ASC Topic 280, “Segment Reporting.” We determine our operating and reportable segments based on how our CODM evaluates our business performance, manages the operations, makes operating decisions, and allocates resources.

Our segment reporting structure consists of three operating and reportable segments, which are listed below, as well as a Corporate expense category, which includes certain costs that are not allocated to the reportable segments:
•Research
•Learning
•Held for Sale or Sold

Our President and Chief Executive Officer is the Company’s CODM. The performance metric used by our CODM to evaluate performance of our reportable segments is Adjusted Operating Income. The CODM uses Adjusted Operating Income during the annual budgeting process and evaluates budget and forecast-to-actual variances on a monthly basis to make decisions about the allocation of resources to our segments.

Our significant expense categories that are included within Adjusted Operating Income include cost of sales, direct expenses, allocated expenses from our Corporate expense category, and amortization of intangible assets. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

The following tables present a summary of our Adjusted Operating Income (Loss) by segment, and the reconciliation to Income (Loss) before taxes for the years ended April 30:

	2025
	Research	Learning	Held for Sale or Sold	Total
Revenue	$1,075,459	$584,768	$17,382	$1,677,609
Cost of sales	278,867	144,758	7,755	431,380
Direct expenses	336,484	142,204	10,365	489,053
Allocated Corporate expenses	160,959	114,703	2,840	278,502
Amortization of intangible assets	43,569	8,253	—	51,822
Adjusted Operating Income (Loss) by segment	$255,580	$174,850	$(3,578)	$426,852
Reconciliation of Adjusted Operating Income by segment to Income before taxes
Corporate expenses(1)				(179,882)
Restructuring and related charges(2)				(25,561)
Interest expense				(52,547)
Net foreign exchange transaction losses				(8,142)
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale				(23,340)
Other income, net				5,498
Income before taxes				$142,878

Index

	2024
	Research	Learning	Held for Sale or Sold	Total
Revenue	$1,042,705	$574,739	$255,543	$1,872,987
Cost of sales	281,109	145,054	153,559	579,722
Direct expenses	323,392	145,514	48,127	517,033
Allocated Corporate expenses	155,495	132,394	23,142	311,031
Amortization of intangible assets	44,946	9,044	2,004	55,994
Adjusted Operating Income by segment	$237,763	$142,733	$28,711	$409,207
Reconciliation of Adjusted Operating Income by segment to Loss before taxes
Corporate expenses(1)				(185,456)
Impairment of goodwill(2)				(108,449)
Restructuring and related charges(2)				(63,041)
Interest expense				(49,003)
Net foreign exchange transaction losses				(2,959)
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale				(183,389)
Other expense, net				(3,957)
Loss before taxes				$(187,047)

	2023
	Research	Learning	Held for Sale or Sold	Total
Revenue	$1,080,311	$546,395	$393,194	$2,019,900
Cost of sales	286,361	148,925	257,255	692,541
Direct expenses	312,383	157,694	71,310	541,387
Allocated Corporate expenses	151,348	130,654	38,534	320,536
Amortization of intangible assets	46,235	9,022	24,909	80,166
Adjusted Operating Income by segment	$283,984	$100,100	$1,186	$385,270
Reconciliation of Adjusted Operating Income by segment to Income before taxes
Corporate expenses(1)				(171,926)
Impairment of goodwill(2)				(99,800)
Restructuring and related charges(2)				(49,389)
Interest expense				(37,745)
Net foreign exchange transaction gains				894
Net gain on sale of businesses and assets				10,177
Other income, net				3,884
Legal settlement(3)				(3,671)
Accelerated amortization of an intangible asset(4)				(4,594)
Income before taxes				$33,100

Index

(1)	Corporate expenses include certain costs that are not allocated to the reportable segments.
(2)	See Note 7, “Restructuring and Related Charges” and Note 11, “Goodwill and Intangible Assets” for more information of these charges by segment.
(3)
In the three months ended January 31, 2023, we settled a litigation matter related to consideration for a previous acquisition for $3.7 million which is included in Corporate Operating and administrative expenses.

(4)
We discontinued use of the mthree trademark that resulted in a change in the useful life and accelerated amortization expense of 4.6 million in the three months ended July 31, 2022. This amortization expense was an adjustment to the Held for Sale or Sold Adjusted operating income. In addition, it was included in Depreciation and amortization in the table below.

See Note 3, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the years ended April 30, 2025, 2024, and 2023.
Depreciation and amortization expense for the years ended April 30 were as follows:

	2025	2024	2023
Research	$89,302	$93,422	$93,008
Learning	43,900	57,696	57,698
Held for Sale or Sold(1)	—	3,437	46,085
Total depreciation and amortization	$133,202	$154,555	$196,791
Corporate depreciation and amortization	13,924	22,434	16,462
Total depreciation and amortization	$147,126	$176,989	$213,253

(1)	We ceased to record depreciation and amortization of long-lived assets for these businesses as of the date the assets were classified as held-for-sale.
Revenue for the years ended April 30 from external customers based on the location of the customer were as follows:

	2025	2024	2023
United States	$729,833	$881,795	$995,918
China	141,239	120,213	150,939
United Kingdom	118,328	165,457	150,601
Japan	83,152	84,846	89,084
Australia	75,102	74,986	79,802
Other countries	529,955	545,690	553,556
Total	$1,677,609	$1,872,987	$2,019,900
Total long-lived assets, consisting of technology, property and equipment, net and operating lease ROU assets by geographical area as of April 30 were as follows:

	2025	2024	2023
United States	$185,610	$213,192	$275,229
United Kingdom	25,315	27,584	34,748
Other countries	17,328	20,736	28,369
Total	$228,253	$261,512	$338,346
Our CODM reviews our financial position at a consolidated level and does not review assets by segment to evaluate segment performance or allocate resources. As such, assets by segment are not disclosed.

Index
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures: The Company’s Chief Executive Officer and Interim Chief Financial Officer, together with other members of the Company’s management, have conducted an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting in the fourth quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2025.

The effectiveness of our internal control over financial reporting as of April 30, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information

During the fiscal quarter ended April 30, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Index
PART III
Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is information about the Company’s current executive officers and directors.
Information About Our Executive Officers

Name, Current and Former Positions	Age	First Elected to Current Position
Matthew Kissner	71	October 2023
President and Chief Executive Officer and Director
July 2024 – Former Interim President and Chief Executive Officer, Wiley
May 2017 – Former Interim CEO, Group Executive and Board Chair, Wiley
June 1999-Present – Vice Chair, Regional Plan Association

Christopher Caridi	59	September 2024
Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer
October 2020 – SVP, Global Corporate Controller and Chief Accounting Officer, Wiley
June 2020 – SVP, Chief Accounting Officer and Controller, Teladoc Health, Inc.
March 2017 – SVP, Chief Accounting Officer and Controller, Wiley

Deirdre Silver	57	February 2020
Executive Vice President and General Counsel
August 2015 – Associate General Counsel, SVP of Legal, Research, Wiley
November 2018-Present – Director, Copyright Clearance Center

James Flynn	54	September 2021
Executive Vice President and General Manager, Research & Learning
June 2018 – Chief Product Officer, Research, Wiley
May 2015 – SVP and Managing Director, Research Publishing, Wiley

Andrew Weber	58	November 2024
Executive Vice President, Technology & Operations
November 2023 – SVP, Operations, Wiley
July 2021 – SVP, Business Management & Operations, Wiley
September 2020 – Global Chief Operating Officer, Macmillan Publishers

Danielle McMahan	50	November 2019
Executive Vice President and Chief People Officer
September 2017 – Chief Human Resources Officer, York Risk Services
June 2020-Present – Board Member, All In Together

Kevin Monaco	61	October 2018
Senior Vice President, Treasurer and Tax
October 2009 – SVP, Finance, Treasurer, and Investor Relations, Coty Inc.
2019-Present – Treasurer, The Wiley Foundation

Index
Information About Our Non-Employee Directors

Jesse C. Wiley Chair of the Board Director Since: 2012
Mr. Wiley, 54, is a 7th generation member of the Wiley family and brings to the Board deep knowledge and a passion for the contributions Wiley makes to research, learning and knowledge. His alignment with shareholder and stakeholder interests makes Mr. Wiley an important part of the Board’s governance processes, along with a majority of independent directors. Mr. Wiley has broad and deep experience in Wiley’s industries with partners and customers in the markets Wiley serves. He also brings in-depth knowledge of numerous businesses, functions and initiatives within Wiley, including in digital publishing and platforms and new product and business development, partnerships and global business and M&A. Mr. Wiley was elected Chair of the Board of Directors of Wiley in 2019, having served as a director since 2012. Prior to being elected as Chair, Mr. Wiley was an employee since 2003. Before becoming Chair, Mr. Wiley worked in Wiley’s Research division on business development including building partnerships with academic and professional societies, and in China. Previously he worked in corporate M&A and strategy development, on international business development, digital and new business initiatives, and product development. Prior to that, he worked as a marketer and editor of professional books and products.

Mari J. Baker Former Chief Executive Officer, PlayFirst, Inc. Director Since: 2011
Ms. Baker, 60, has over 30 years of board service in public, private and non-profit environments. She is an experienced general manager and business leader, and has held a number of executive officer positions in public and private companies primarily in technology fields, including roles as Chief Executive Officer of PlayFirst, Inc. and Navigenics, Inc., Chief Operating Officer of Velti, plc (Nasdaq: VELT), President of BabyCenter, Inc., a Johnson and Johnson company (NYSE: JNJ), and SVP/General Manager at Intuit, Inc. (Nasdaq: INTU). She has also been involved in venture capital, higher education, and executive leadership communities, in various capacities, including serving on the Board of Trustees of Stanford University. Ms. Baker also currently serves on the board of Blue Shield of California, where she chairs the Audit Committee.

David C. Dobson Chief Executive Officer, Epiq Global Director Since: 2017
Mr. Dobson, 62, has over 30 years of experience in transforming and building global technology and service organizations, as well as extensive experience in senior leadership positions. Mr. Dobson has been Chief Executive Officer of Epiq, a global provider of legal and business services, since 2019, and also serves on its board of directors. Previously, Mr. Dobson was the Chief Executive Officer of Digital River from 2013 to 2018 and served as Vice Chairman of the Digital River’s board of directors until 2019. From 2010 to 2012, Mr. Dobson served as Executive Vice President and Group Executive, Global Lines of Business, at CA Technologies. From 2009 to 2010, Mr. Dobson served as President of Pitney Bowes Management Services, Inc., a wholly owned subsidiary of Pitney Bowes, Inc.

Brian O. Hemphill, Ph.D. President of Old Dominion University (ODU) Director Since: 2022
Dr. Hemphill, 55, has extensive executive leadership experience in academia, bringing insight into the needs and practices of the academic community critical for developing and innovating new business models in our key businesses. Dr. Hemphill has served as Old Dominion University’s (ODU) ninth president since 2021 and previously served as Radford University's seventh president from 2016 to 2021. Dr. Hemphill has also held senior roles at various educational institutions earlier in his career, including the University of Arkansas-Fayetteville, Northern Illinois University, and West Virginia State University. In his role as President of ODU, Dr. Hemphill serves on various boards and commissions. He also serves on the boards of Jefferson Science Associates, LLC and Preston Hollow Community Capital.

Karen N. Madden, Ph.D. Senior Vice President and Chief Technology Officer, MilliporeSigma Director Since: 2025
Dr. Madden, 56, has extensive executive leadership experience in life science technology and innovation, bringing strategic vision to research and development in the pharmaceutical and biotech industries. Dr. Madden has served as Senior Vice President and Chief Technology Officer at MilliporeSigma, the U.S. and Canada Life Science business of Merck KGaA, Darmstadt, Germany since 2022. Previously, Dr. Madden served as Senior Vice President and Chief Innovation Officer at PerkinElmer from 2016 to 2022, and as their General Manager of Informatics from 2014 to 2016. In her role at MilliporeSigma, Dr. Madden shapes the Technology Roadmap and long-term R&D strategy, leads the Life Science Innovation Board, and serves as a member of the Life Science Executive Team responsible for the overall leadership and governance of the more than $9 billion Life Science Business. She also serves as the U.S. Country Speaker for Merck KGaA, Darmstadt, Germany, and sits on the boards of the Analytical, Life Science, and Diagnostics Association, and the New England Council.

Index

Raymond W. McDaniel, Jr. Former Non-Executive Chairman, President and Chief Executive Officer, of the Moody’s Corporation Director Since: 2005
Mr. McDaniel, 67, is a seasoned non-executive director, having served as the non-executive chairman of the board of directors of Moody’s Corporation from 2005 to 2012 and again from 2021 to 2023 and a member of the board from 2003 to 2023. Mr. McDaniel is also a global leader with extensive strategic and operational knowledge in a highly regulated financial services environment and experienced in implementing international business expansion, including the launch of new products. He previously served as the Chief Executive Officer of Moody's Corporation for over 15 years from 2005 through 2020, as well as held additional roles in senior leadership including as President and Chief Operating Officer of Moody’s Corporation. Mr. McDaniel serves on the board of directors of Raymond James Financial (NYSE: RJF) and as a Trustee on the Muhlenberg College Board.

William J. Pesce Retired President and Chief Executive Officer, John Wiley & Sons, Inc. Director Since: 1998
Mr. Pesce, 74, has extensive experience with leading a global public company, strategic planning, financial planning and analysis, acquisitions and partnerships, and investor relations. In addition, through his active engagement in the academic community and investing in early-stage companies, he has exposure to innovative, technology-enabled business models. He has served as Wiley’s 10th President and Chief Executive Officer for 13 years from 1998 to 2011, when he retired after nearly 22 years. Mr. Pesce is a member of the Board of Trustees of William Paterson University. Mr. Pesce is also a benefactor and advisor to the Pesce Family Mentoring Institute at William Paterson University. He served on the Board of Overseers of New York University's Stern School of Business for 17 years until 2005. Mr. Pesce also launched Pesce Family Ventures, LLC in 2015 with the aim to invest in early-stage companies, particularly entities that leverage enabling technology to serve customers.

Inder M. Singh Former Chief Financial Officer & Executive Vice President of Arm Ltd. Director Since: 2021
Mr. Singh, 66, has extensive finance and corporate management experience, as well as knowledge in the technology and infrastructure sectors in both developed and emerging markets having served as Executive Vice President and Chief Financial Officer of Arm Limited from 2019 to 2022. From 2016 to 2019, Mr. Singh served as Senior Vice President and Chief Financial Officer, and in 2016, as Chief Strategy and Marketing Officer, of Unisys Corp. Prior to that, Mr. Singh was a Managing Director at SunTrust Bank’s equities unit from 2013 to 2016, and a Senior Vice President in finance at Comcast Corporation from 2012 to 2013. Mr. Singh is currently a member of the board of directors of IonQ (NYSE: IONQ), Axelera AI, ICEYE, and the advisory board of Resonance. He is the chair of the audit committees of Axelera AI, ICEYE, IonQ, and Wiley. He has advised startups as a member of Columbia University’s Entrepreneurship Advisory Board and Engineering Development Council. He has also participated as a project advisor for the U.S. Department of Homeland Security and other agencies on national security and critical infrastructure matters.

Index
The following information will be included in the Company’s Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed within 120 days of the Company’s fiscal year end of April 30, 2025 (2025 Proxy Statement) and is incorporated herein by reference.
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
•Information concerning the Company’s committees of the Board of Directors, including the audit committee and designated financial experts is contained under the captions “Report of the Audit Committee” and “Committees of the Board of Directors.”
•Information concerning the Company’s code of business conduct and ethics for directors, officers and employees, also known as the “Business Conduct and Ethics Policy,” the “Code of Ethics Policy for Senior Financial Officers” and the Company's “Corporate Governance Principles” are described under “Corporate Governance—Key Corporate Governance Documents.” All of these documents are publicly available on the Company’s Corporate Governance website at https://www.wiley.com/en-us/corporategovernance.
Item 11. Executive Compensation
The information required by this item will be included in the 2025 Proxy Statement under the headers “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation,” respectively, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following information required in this item will be included under the “Ownership of Common Stock” section in the Company's 2025 Proxy Statement and is incorporated herein by reference.
•Information on the beneficial ownership reporting for the directors and executive officers is contained under the caption “Stock Ownership of Officers and Directors.”
•Information on the beneficial ownership reporting for all other shareholders that own 5% or more of the Company’s Class A or Class B Common Stock is contained under the caption “Stock Ownership of Certain Beneficial Owners.”
The following table summarizes the Company’s equity compensation plan information as of April 30, 2025:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by shareholders	1,465,461	$46.87	5,259,777
(1)This amount includes the following awards issued under the 2022 Plan and Prior Plans:
•249,935 shares issuable upon the exercise of outstanding stock options with a weighted average exercise price of $46.87.
•1,215,526 non-vested performance-based and other restricted stock awards. Since these awards have no exercise price, they are not included in the weighted average exercise price calculation.
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

Index
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information on related party transactions and the policies and procedures for reviewing and approving related party transactions will be contained under the caption “Transactions with Related Persons” within the “Corporate Governance” section of the 2025 Proxy Statement and are incorporated herein by reference.
Information on director independence will be contained under the caption “Director Independence” within the “Corporate Governance” section of the 2025 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is PricewaterhouseCoopers LLP, New York, NY, Auditor ID: 238
Information required by this item will be contained in the 2025 Proxy Statement under the captions “Audit Committee Matters" and “Audit Committee Report” and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this Annual Report on Form 10-K:
(1) Financial Statements
See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K in Part II Item 8.
(2) Financial Statement Schedule
See Schedule II - Valuation and Qualifying Accounts and Reserves - Years Ended April 30, 2025, 2024, and 2023 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable, or the amounts involved are not material.
(3) Exhibits

Articles of Incorporation and By-Laws
3.1*	Restated Certificate of Incorporation of John Wiley & Sons, Inc. February 26, 2025

3.2	Amended and Restated By-Laws effective December 13, 2023 (incorporated by reference to Form 8-K dated December 19, 2023)

Instruments Defining the Rights of Security Holders, Including Indentures
4.1
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended April 30, 2020).

Material Contracts

10.1	Form of the Fiscal Year 2025 Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2024).●

10.2	Form of the Fiscal Year 2025 Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2024).●

10.3	Form of the Fiscal Year 2024 Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2023).●

10.4
Restricted Share Unit Grant Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2024).●

Index

10.5
Restricted Share Unit Grant Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2023).●

10.6
Performance Share Unit Grant Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2024).●

10.7
Performance Share Unit Grant Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2023).●

10.8
Restricted Share Unit Grant Agreement for Matthew Kissner Under the Executive Long-Term Incentive Plan, Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2024).●

10.9
Restricted Share Unit Grant Agreement for Matthew Kissner Under the Executive Long-Term Incentive Plan, Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2023).●

10.11
Form of the Fiscal Year 2024 Non-Qualified Premium Stock Option Grant Agreement Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2023).●

10.12	Form of the Fiscal Year 2023 Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2022).●

10.13
Restricted Share Unit Grant Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2022).●

10.14
Performance Share Unit Grant Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2022).●

10.15	John Wiley & Sons, Inc. 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2022).●

10.16	Amended 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2014).●

10.17
John Wiley & Sons, Inc. Director Restricted Share Unit Grant Agreement pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2024.●

10.18
John Wiley & Sons, Inc. Deferred Compensation Plan for Directors’ 2005 & After Compensation Amended and Restated as of September 29, 2022 (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2022).●

10.19
Second Amendment to the Third Amended and Restated Credit Agreement, dated as of November 30, 2022, among John Wiley & Sons, Inc., John Wiley & Sons Limited, J Wiley Limited, Wiley Europe Investment Holdings Limited, and Wiley-VCH GmbH, as borrowers, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and the other Lenders party thereto, which amends the Third Amended and Restated Credit Agreement dated as of May 30, 2019 (incorporated by reference to the Company’s Report on Form 8-K dated as of December 6, 2022).

Index

10.20
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

10.21
Agreement of the Lease dated as of July 14, 2014 between Hub Properties Trust as Landlord, an independent third party, and John Wiley & Sons, Inc as Tenant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2014).

10.22
Executive Severance Plan (“ESP”), with an effective date of June 20, 2016, as amended September 22, 2023 (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2023).●

10.23
Employment Letter dated October 12, 2017 between Brian A. Napack, President and Chief Executive Officer, and the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2017).●

10.24
Employment Letter dated July 7, 2024 between Matthew Kissner, President and Chief Executive Officer, and the Company (incorporated by reference to the Company's Report on Form 8-K dated July 8, 2024). ●

10.25
Employment Letter dated September 28, 2021 between James Flynn, Executive Vice President and General Manager, Research, and the Company.(incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2024).●

10.26
Employment Letter dated April 20, 2018 between Aref Matin, Executive Vice President and Chief Technology Officer, and the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2020).●

10.27
Senior Executive Employment Agreement dated as of October 25, 2021 between Christina Van Tassell and the Company (incorporated by reference to the Company’s Current Report on Form 8-K dated as of October 28, 2021).●

10.28*	Employment Agreement dated September 24, 2020 between Christopher F. Caridi and the Company. ●

10.29
Employment Agreement dated August 7, 2020 between Todd Zipper, Executive Vice President & General Manager, Education Services and the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2021).●

10.30*	Separation and Release Agreement, dated September 16, 2024 between Christina Van Tassell and the Company.

10.31*	Separation and Release Agreement, dated December 17, 2024 between Aref Matin and the Company.

10.32
Employment Agreement dated August 18, 2018 between Matthew Leavy, Senior Vice President, Business Development and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended April 30, 2023).●

10.33
John Wiley & Sons, Inc. Supplemental Executive Retirement Plan as Amended and Restated effective as of January 1, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.34	John Wiley & Sons, Inc. Supplemental Benefit Plan Amended and Restated as of January 1, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.35
Deferred Compensation Plan of John Wiley & Sons, Inc. as Amended and Restated Effective as of January 1, 2016 including amendments through December 31, 2016 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

Index

10.36
Amendment to the Deferred Compensation Plan of John Wiley & Sons, Inc. effective January 1, 2020 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.37
Amendment to the Deferred Compensation Plan of John Wiley & Sons, Inc. effective January 1, 2022 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2022).●

10.38
Amendment to the Deferred Compensation Plan of John Wiley & Sons, Inc. effective January 1, 2024 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended April 30, 2024). ●

10.39
Amendment to the Employees’ Retirement Plan of John Wiley & Sons, Inc. effective October 1, 2016 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.40
Amendment to the Employees’ Retirement Plan of John Wiley & Sons, Inc. (IRS model 436 provisions) (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.41
John Wiley & Sons, Inc. Employees’ Savings Plan Amended and Restated Effective July 1, 2013 including amendments through January 1, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.42	Amendment to the John Wiley & Sons, Inc. Employees’ Savings Plan approved December 19, 2018 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.43	Amendment to the John Wiley & Sons, Inc. Employees’ Savings Plan approved September 26, 2019 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.44	Amendment to the John Wiley & Sons, inc. Employees’ Savings Plan effective January 1, 2020 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.45
Amendment to the John Wiley & Sons, Inc. Employees’ Savings Plan effective September 1, 2020 and January 1, 2021 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.45
Amendment to the John Wiley & Sons, Inc. Employees' Savings Plan effective January 1, 2022 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2022).●

Insider trading policies and procedures.
19*	John Wiley & Sons, Inc. Insider Trading Policy dated March 21, 2025.

Subsidiaries
21*	List of Subsidiaries of the Company.

Consent of Independent Registered Public Accounting Firm
23.1*	Consent of PricewaterhouseCoopers LLP.
23.2*	Consent of KPMG LLP.

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Index

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Clawback Policy
97.1	John Wiley & Sons, Inc. Clawback Policy effective November 27, 2023 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2024).

Inline XBRL
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*Filed herewith
**    Furnished herewith
●    Indicates management compensatory plan, contract, or arrangement

Index
Item 16. Form 10-K Summary
Not applicable.
(2) Financial Statement Schedule
Schedule II
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED APRIL 30, 2025, 2024, AND 2023
(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Expenses	Deductions From Reserves and Other(1)	Balance at End of Period
Year Ended April 30, 2025
Allowance for sales returns(3)	$14,448	$12,529	$17,993	$8,984
Allowance for doubtful accounts	$17,297	$839	$4,964	$13,172
Allowance for inventory obsolescence	$11,919	$4,705	$5,502	$11,122
Valuation allowance on deferred tax assets(2)	$53,498	$20,816	$(2,995)	$77,309
Year Ended April 30, 2024
Allowance for sales returns(3)	$14,419	$21,158	$21,129	$14,448
Allowance for doubtful accounts	$18,662	$3,844	$5,209	$17,297
Allowance for inventory obsolescence	$12,990	$5,906	$6,977	$11,919
Valuation allowance on deferred tax assets(2)	$27,448	$24,620	$(1,430)	$53,498
Year Ended April 30, 2023
Allowance for sales returns(3)	$19,422	$24,439	$29,442	$14,419
Allowance for doubtful accounts	$21,221	$347	$2,906	$18,662
Allowance for inventory obsolescence	$11,219	$7,222	$5,451	$12,990
Valuation allowance on deferred tax assets(2)	$30,000	$(4,037)	$(1,485)	$27,448

(1)
Deductions From Reserves and Other for the years ended April 30, 2025, 2024, and 2023 include foreign exchange translation adjustments. Included in Allowance for doubtful accounts are accounts written off, less recoveries as well as amounts reclassified as held-for-sale or sold as of April 30, 2024. Included in Allowance for inventory obsolescence are items removed from inventory.

(2)
Included in Valuation allowance on deferred tax assets for the years ended April 30, 2025, 2024, and 2023 are valuation allowances related to, and required with respect to, foreign tax credits generated by tax reform enacted in December 2017. In connection with a 5-year loss carryback and a subsequent audit, certain foreign tax credits requiring a valuation allowance were reinstated.
In fiscal year 2024, due to temporary differences in the US, our deferred taxes reversed from a net deferred tax liability position to a net deferred tax asset position. Due to losses in the US resulting from impairments, restructuring, and acceleration of amortization expense on capitalized software, we concluded it was more-likely-than-not that all or a portion of our deferred tax asset may not be realized. As a result, we established a valuation allowance of $30.2 million. During fiscal year 2025 we increased this valuation allowance by $26.0 million, because of an increase in the US net deferred tax asset attributable primarily to interest expense disallowance and intangible and fixed assets.

(3)
Allowance for sales returns represents anticipated returns net of a recovery of inventory and royalty costs. The provision is reported as a reduction of gross sales to arrive at revenue and the reserve balance is reported as an increase in Contract liabilities with a corresponding increase in Inventories, net and a reduction in Accrued royalties for the years ended April 30, 2025, 2024, and 2023.

Index
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN WILEY & SONS, INC.
(Company)

Dated: June 25, 2025	By:	/s/ Matthew S. Kissner
Matthew S. Kissner
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Titles	Dated

/s/ Matthew S. Kissner	President and Chief Executive Officer and Director	June 25, 2025
Matthew S. Kissner

/s/ Christopher F. Caridi	Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer	June 25, 2025
Christopher F. Caridi

/s/ Jesse C. Wiley	Chairman of the Board	June 25, 2025
Jesse C. Wiley

/s/ Mari J. Baker	Director	June 25, 2025
Mari J. Baker

/s/ David C. Dobson	Director	June 25, 2025
David C. Dobson

/s/ Brian O. Hemphill	Director	June 25, 2025
Brian O. Hemphill

/s/ Karen N. Madden	Director	June 25, 2025
Karen N. Madden

/s/ Raymond W. McDaniel, Jr.	Director	June 25, 2025
Raymond W. McDaniel, Jr.

/s/ William J. Pesce	Director	June 25, 2025
William J. Pesce

/s/ Inder Singh	Director	June 25, 2025
Inder Singh