Form 10-Q
period 2025-07-31
JOHN WILEY & SONS, INC.
filed 2025-09-05
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the Registrant’s classes of common stock as of August 31, 2025 were:
Class A, par value $1.00 – 44,434,726
Class B, par value $1.00 – 8,767,793

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

For example:
•Adjusted EPS, Adjusted Revenue, Adjusted Operating Income and margin, Adjusted Income Before Taxes, Adjusted Income Tax Provision, Adjusted Effective Tax Rate, EBITDA, and Adjusted EBITDA and margin, provide a more comparable basis to analyze operating results and earnings and are measures commonly used by shareholders to measure our performance.
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

INDEX
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – UNAUDITED
In thousands

	July 31, 2025	April 30, 2025
Assets:
Current assets
Cash and cash equivalents	$81,850	$85,882
Accounts receivable, net of allowance for credit losses of $11.6 million and $13.2 million, respectively	220,317	228,410
Inventories, net	21,951	22,875
Prepaid expenses and other current assets	96,177	102,717
Total current assets	420,295	439,884

Technology, property and equipment, net	152,430	162,125
Intangible assets, net	580,331	595,044
Goodwill	1,117,827	1,121,505
Operating lease right-of-use assets	63,626	66,128
Other non-current assets	189,823	306,780
Total assets	$2,524,332	$2,691,466

Liabilities and shareholders' equity:
Current liabilities
Accounts payable	$36,384	$60,948
Accrued royalties	112,535	109,765
Short-term portion of long-term debt	10,000	10,000
Contract liabilities	361,677	462,693
Accrued employment costs	44,706	93,117
Short-term portion of operating lease liabilities	17,512	18,282
Other accrued liabilities	66,029	66,051
Total current liabilities	648,843	820,856

Long-term debt	818,272	789,435
Accrued pension liability	71,954	71,899
Deferred income tax liabilities	104,105	105,145
Operating lease liabilities	78,200	81,482
Other long-term liabilities	69,899	70,443
Total liabilities	1,791,273	1,939,260
Commitments and contingencies (Note 18)
Shareholders’ equity
Preferred stock, $1 par value per share: Authorized shares – 2 million, Issued shares - 0	—	—
Class A common stock, $1 par value per share: Authorized shares - 180 million, Issued shares - 70,312 and 70,312 as of July 31, 2025 and April 30, 2025, respectively	70,312	70,312
Class B convertible common stock, $1 par value per share: Authorized shares - 72 million, Issued shares - 12,870 and 12,870 as of July 31, 2025 and April 30, 2025, respectively	12,870	12,870
Additional paid-in-capital	479,827	481,863
Retained earnings	1,583,824	1,591,168
Accumulated other comprehensive loss, net of tax	(478,407)	(478,920)
Less treasury shares at cost (Class A – 25,851 and 25,687 as of July 31, 2025 and April 30, 2025, respectively; Class B – 4,102 and 4,101 as of July 31, 2025 and April 30, 2025, respectively)	(935,367)	(925,087)
Total shareholders’ equity	733,059	752,206
Total liabilities and shareholders' equity	$2,524,332	$2,691,466
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended July 31,
	2025	2024
Revenue, net	$396,800	$403,809

Costs and expenses:
Cost of sales	109,259	109,220
Operating and administrative expenses	240,330	248,819
Restructuring and related charges	3,038	3,870
Amortization of intangible assets	13,210	12,927
Total costs and expenses	365,837	374,836

Operating income	30,963	28,973

Interest expense	(11,042)	(12,787)
Net foreign exchange transaction (losses) gains	(971)	234
Net (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale	(1,116)	5,801
Other (expense) income, net	(127)	782

Income before taxes	17,707	23,003
Provision for income taxes	6,007	24,439

Net income (loss)	$11,700	$(1,436)

Earnings (loss) per share
Basic	$0.22	$(0.03)
Diluted	$0.22	$(0.03)

Weighted average number of common shares outstanding
Basic	53,377	54,377
Diluted	53,966	54,377
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED
Dollars in thousands

	Three Months Ended July 31,
	2025	2024
Net income (loss)	$11,700	$(1,436)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(5,852)	14,963
Unamortized retirement costs, net of tax (expense) benefit of $(107) and $629, respectively	4,224	(2,040)
Unrealized gain (loss) on interest rate swaps, net of tax (expense) of $(706) and $0, respectively	2,141	(8,076)
Total other comprehensive income	513	4,847

Comprehensive income	$12,213	$3,411
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Dollars in thousands

	Three Months Ended July 31,
	2025	2024
Operating activities
Net income (loss)	$11,700	$(1,436)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net loss (gain) on sale of businesses, assets, and impairment charges related to assets held-for-sale	1,116	(5,801)
Amortization of intangible assets	13,210	12,927
Amortization of product development assets	3,792	4,476
Depreciation and amortization of technology, property and equipment	19,444	19,850
Restructuring and related charges	3,038	3,870
Stock-based compensation expense	5,899	5,968
Employee retirement plan expense	9,186	9,651
Other noncash charges	1,151	881
Net change in operating assets and liabilities	(153,541)	(139,098)
Net cash used in operating activities	(85,005)	(88,712)
Investing activities
Product development spending	(2,890)	(3,351)
Additions to technology, property and equipment	(12,005)	(14,502)
Businesses acquired in purchase transactions, net of cash acquired	—	(915)
Net cash proceeds (transferred) related to the sale of businesses and assets	115,168	(6,387)
Acquisitions of publication rights and other	(1,417)	1,348
Net cash provided by (used in) investing activities	98,856	(23,807)
Financing activities
Repayments of long-term debt	(250,290)	(306,231)
Borrowings of long-term debt	280,881	449,980
Purchases of treasury shares	(13,500)	(12,500)
Change in book overdrafts	(10,717)	(6,723)
Cash dividends	(18,985)	(19,184)
Impact of tax withholding on stock-based compensation and other	(4,313)	(3,753)
Net cash (used in) provided by financing activities	(16,924)	101,589
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(959)	798
Cash reconciliation:
Cash and cash equivalents	85,882	99,441
Restricted cash included in Prepaid expenses and other current assets	50	102
Balance at beginning of period	85,932	99,543
Decrease for the period	(4,032)	(10,132)
Cash and cash equivalents	81,850	89,361
Restricted cash included in Prepaid expenses and other current assets	50	50
Balance at end of period	$81,900	$89,411
Cash paid during the period for:
Interest	$10,595	$12,313
Income taxes, net of refunds	$16,193	$9,168
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2025	$70,312	$12,870	$481,863	$1,591,168	$(478,920)	$(925,087)	$752,206
Restricted shares issued under stock-based compensation plans	—	—	(7,974)	—	—	8,033	59
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(4,313)	(4,313)
Stock-based compensation expense	—	—	5,938	—	—	—	5,938
Purchases of treasury shares	—	—	—	—	—	(14,000)	(14,000)
Class A common stock dividends ($0.3550 per share)	—	—	—	(15,932)	—	—	(15,932)
Class B common stock dividends ($0.3550 per share)	—	—	—	(3,112)	—	—	(3,112)
Common stock class conversions	—	—	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	11,700	513	—	12,213
Balance at July 31, 2025	$70,312	$12,870	$479,827	$1,583,824	$(478,407)	$(935,367)	$733,059

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2024	$70,259	$12,923	$474,406	$1,583,348	$(528,439)	$(872,781)	$739,716
Restricted shares issued under stock-based compensation plans	—	—	(7,208)	—	—	7,287	79
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(3,753)	(3,753)
Stock-based compensation expense	—	—	5,966	—	—	—	5,966
Purchases of treasury shares	—	—	—	—	—	(12,500)	(12,500)
Class A common stock dividends ($0.3525 per share)	—	—	—	(16,082)	—	—	(16,082)
Class B common stock dividends ($0.3525 per share)	—	—	—	(3,164)	—	—	(3,164)
Common stock class conversions	18	(18)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	(1,436)	4,847	—	3,411
Balance at July 31, 2024	$70,277	$12,905	$473,164	$1,562,666	$(523,592)	$(881,747)	$713,673
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

Our Unaudited Condensed Consolidated Financial Statements include all the accounts of the Company and our subsidiaries. We have eliminated all intercompany transactions and balances in consolidation. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the Unaudited Condensed Consolidated Financial Condition, Results of Operations, Comprehensive Income and Cash Flows for the periods presented. The Condensed Consolidated Statement of Financial Position as of April 30, 2025 was derived from audited consolidated financial statements but does not include all disclosures from the annual financial statements. Operating results for the interim period are not necessarily indicative of the results expected for the full year. All amounts are presented in United States (US) dollars, unless otherwise specified. All amounts are in thousands, except per share amounts, and approximate due to rounding. These financial statements should be read in conjunction with the most recent audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025 as filed with the SEC on June 25, 2025 (2025 Form 10-K).

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
Recently Issued Accounting Standards

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-05, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets." In developing reasonable and supportable forecasts as part of estimating expected credit losses on current accounts receivable and/or current contract assets, we can elect a practical expedient in accordance with this new ASU that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.

This ASU is effective for us on May 1, 2026 and interim periods within the fiscal year. Early adoption is permitted. This ASU is applied prospectively if the practical expedient is elected. We are currently assessing the impact the practical expedient could have on our consolidated financial statements if elected.

Disaggregation of Income Statement Expenses

In November 2024 the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses.” In January 2025, the FASB clarified the effective date of this guidance with the issuance of ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” This ASU requires disclosure about specific types of expenses included in expense captions including purchases of inventory, employee compensation, depreciation, amortization, and depletion. This ASU is effective for our annual disclosures starting fiscal year 2028 and interim periods starting in fiscal year 2029. Early adoption is permitted. A public entity should apply the amendments in this ASU on a prospective basis with the option to apply the standard retrospectively. We are currently assessing the impact of the disclosure requirements on our consolidated financial statements.

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

INDEX
Note 3 — Divestitures
We recorded net pretax (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale as follows:

	Three Months Ended July 31,
	2025	2024
University Services	$(934)	$1,489
CrossKnowledge	—	4,360
Wiley Edge	—	(168)
Tuition Manager	—	120
Other disposition activity	(182)	—
Net (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale	$(1,116)	$5,801

These charges are reflected in Net (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale on our Unaudited Condensed Consolidated Statements of Net Income (Loss).

University Services

On January 1, 2024, we completed the sale of University Services which was included in our Held for Sale or Sold segment. On June 5, 2025, Wiley entered into an agreement with Metis Aggregator L.P. and Vistria AP Aggregator, LLC to sell the unsecured promissory note (University Services Seller Note), the contingent consideration in the form of an earnout (University Services Earnout) for fiscal year 2026, and the TVG Investment, and agreed with Education Services Upper Holdings Corp. (Upper Holdings) and Academic Partnerships LLC (Academic Partnerships) on the fiscal year 2025 University Services Earnout for total cash consideration of $119.5 million (Sale Agreement) which was fully paid in June 2025. As a result of this Sale Agreement, all amounts due to Wiley in accordance with the Membership Interest and Asset Purchase Agreement (University Services Agreement) with Academic Partnerships, and Upper Holdings have been settled. As a result of the sale of these assets, we recognized an additional pretax loss of $0.9 million in the three months ended July 31, 2025.

In the three months ended July 31, 2024, we recognized a reduction to the pretax loss on sale of $1.5 million due to third-party customer consents and working capital adjustments.

Other Disposition Activity
In the three months ended July 31, 2025, we completed the sale of an immaterial business which was included in our Research segment for a pretax loss on sale of $0.2 million.
CrossKnowledge
On August 31, 2024, we completed the sale of CrossKnowledge, which was included in our Held for Sale or Sold segment. In the three months ended July 31, 2024, in connection with the held-for-sale classification prior to the sale, we recognized a reduction of the cumulative impairment charges of $4.4 million.
Wiley Edge
On May 31, 2024, we completed the sale of Wiley Edge with the exception of its India operations which sold on August 31, 2024, which was included in our Held for Sale or Sold segment. In the three months ended July 31, 2024, upon the completion of the sale, we recognized an additional loss of $0.2 million due to subsequent changes in the fair value less costs to sell, as well as changes in the carrying amount of the disposal group.
The selling price for Wiley Edge included an unsecured promissory note (Inspirit Seller Note). As of July 31, 2025 and April 30, 2025, the Inspirit Seller Note receivable inclusive of interest is $14.7 million and $14.4 million, respectively, and is reflected in Other non-current assets in our Unaudited Condensed Consolidated Statements of Financial Position. The Inspirit Seller Note matures on May 31, 2028 and is prepayable at par plus accrued interest at any time and also if certain conditions are met. The Inspirit Seller Note bears interest at the rate of 8% per annum commencing on May 31, 2024, increasing by 1% per annum each year on the anniversary of issuance. Interest income from the note receivable represents non operating income and is included in Other (expense) income, net on the Unaudited Condensed Consolidated Statements of Net Income (Loss).
Tuition Manager
On May 31, 2023, we completed the sale of our tuition manager business which was included in our Held for Sale or Sold segment. In the three months ended July 31, 2024 due to additional cash received after the date of sale, we recognized a gain of $0.1 million.

INDEX
Note 4 — Revenue Recognition, Contracts with Customers
Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by segment and product type

	Three Months Ended July 31,
	2025	2024
Research:
Research Publishing	$231,827	$230,951
Research Solutions	49,865	34,358
Total Research	281,692	265,309

Learning:
Academic	55,472	59,964
Professional	59,636	64,350
Total Learning	115,108	124,314

Held for Sale or Sold	—	14,186

Total Revenue	$396,800	$403,809
The following information describes our disaggregation of revenue by segment and product type. Overall, the majority of our revenue is recognized over time.
Research
Total Research revenue was $281.7 million in the three months ended July 31, 2025. Research products are sold and distributed globally through multiple channels. The majority of revenue generated from Research products is recognized over time.
We disaggregated revenue by Research Publishing and Research Solutions to reflect the different type of products and services provided.

INDEX
Research Publishing Products
Research Publishing products provide scientific, technical, medical, and scholarly journals, as well as related content and services to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Research Publishing revenue was $231.8 million in the three months ended July 31, 2025 and the majority is recognized over time.
In the three months ended July 31, 2025 Research Publishing products generated approximately 89% of its revenue from contracts with its customers from Journal Subscriptions (pay to read) and Transformational Agreements (read and publish) under multiyear arrangements, and Open Access (pay to publish). The remaining revenue is from Licensing and ancillary products.
Research Solutions Products and Services

Research Solutions revenue was $49.9 million in the three months ended July 31, 2025 which has a mix of revenue recognized at a point in time and overtime.

Research Solutions products and services generated approximately 66% of their revenue in the three months ended July 31, 2025 from contracts with customers that include artificial intelligence (AI) license revenue that includes content which Wiley has licensed from other publishers; and platform and workflow solutions for societies and publishers, which includes production and content hosting, submissions and peer review support, editorial, and copy editing services. Included within platforms is our Atypon® publishing platform for societies and publishers. The remainder of the revenue within Research Solutions from contracts with customers includes corporate solutions such as managed services which includes advertising, and full sales and marketing services for publishers and societies; recruitment platform and services; spectral databases; and projects which includes content creation and distribution, digital events, and webinars.
Learning

Total Learning revenue was $115.1 million in the three months ended July 31, 2025. We disaggregated revenue by Academic and Professional to reflect the different types of products and services provided.
Academic

Academic products revenue was $55.5 million in the three months ended July 31, 2025. Products and services including scientific, professional, and education print and digital books, and digital courseware to libraries, corporations, students, professionals, and researchers. Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks and other online applications.

In the three months ended July 31, 2025, Academic products generated approximately 63% of their revenue from contracts with their customers for print and digital publishing, which is recognized at a point in time. Digital Courseware products, in the three months ended July 31, 2025, generated approximately 16% of their revenue from contracts with their customers which is recognized over time. The remainder of their revenues were from Licensing and ancillary products, which have a mix of revenue recognized at a point in time and over time.
Professional
Professional products revenue was $59.6 million in the three months ended July 31, 2025. Professional provides learning, development, publishing, and assessment services for businesses and professionals. Our professional publishing produces books, which includes business and finance, technology, professional development for educators, test preparation books and other professional categories, as well as the For Dummies® brand. Products are sold to brick-and-mortar and online retailers, wholesalers who supply such bookstores, college bookstores, individual practitioners, corporations, and government agencies.

INDEX
In the three months ended July 31, 2025, Professional products generated approximately 50% of their revenue from contracts with their customers for professional publishing, which is recognized at a point in time. Our assessments offering, in the three months ended July 31, 2025, generated approximately 32% of their revenue from contracts with their customers, which has a mix of revenue recognized at a point in time and over time. The remainder of Professional revenues were from Licensing and ancillary revenue streams, which has a mix of revenue recognized at a point in time and over time.
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
The following table provides information about accounts receivable, net and contract liabilities from contracts with customers.

	July 31, 2025	April 30, 2025	(Decrease)/ Increase
Balances from contracts with customers:
Accounts receivable, net	$220,317	$228,410	$(8,093)
Contract liabilities (1)	361,677	462,693	(101,016)
Contract liabilities (included in Other long-term liabilities)	$18,451	$16,725	$1,726

(1)	The sales return reserve recorded in Contract liabilities is $15.2 million and $15.1 million, as of July 31, 2025 and April 30, 2025, respectively.
For the three months ended July 31, 2025, we estimate that we recognized as revenue approximately 39% of the current contract liability balance at April 30, 2025. For the three months ended July 31, 2024, we estimated that we recognized as revenue approximately 41% of the current contract liability balance at April 30, 2024.
The decrease in contract liabilities excluding the sales return reserve was primarily driven by revenue earned on journal subscription agreements, transformational agreements, and open access, partially offset by renewals of journal subscription agreements, transformational agreements, and open access.
Remaining Performance Obligations included in Contract Liability
As of July 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $380.1 million, which includes the sales return reserve of $15.2 million. Excluding the sales return reserve, we expect that approximately $346.4 million will be recognized in the next twelve months with the remaining $18.5 million to be recognized thereafter.

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
Our assets associated with incremental costs to fulfill a contract, were $2.0 million and $2.2 million at July 31, 2025 and April 30, 2025, respectively, and are included within Other non-current assets on our Unaudited Condensed Consolidated Statements of Financial Position. We recorded amortization expense related to these assets within Cost of sales on our Unaudited Condensed Consolidated Statements of Net Income (Loss) as follows:

	Three Months Ended July 31,
	2025	2024
Amortization expense	$277	$306
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

	Three Months Ended July 31,
	2025	2024
Shipping and handling costs	$5,580	$5,814

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
For operating leases, the ROU assets and liabilities are presented on our Unaudited Condensed Consolidated Statements of Financial Position as follows:

	July 31, 2025	April 30, 2025
Operating lease ROU assets	$63,626	$66,128
Short-term portion of operating lease liabilities	17,512	18,282
Operating lease liabilities, non-current	$78,200	$81,482
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
Our total net lease costs are as follows:

	Three Months Ended July 31,
	2025	2024
Operating lease cost	$3,604	$3,455
Variable lease cost	210	243
Short-term lease cost	102	133
Sublease income	(95)	(289)
Total net lease cost (1)	$3,821	$3,542

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

INDEX
Other supplemental information includes the following:

	Three Months Ended July 31,
	2025	2024
Weighted-average remaining contractual lease term (years)	7	7
Weighted-average discount rate	6.19%	6.13%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,993	$5,327
Operating lease liabilities arising from obtaining ROU assets	$578	$(412)
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in our Unaudited Condensed Consolidated Statement of Financial Position as of July 31, 2025:

Fiscal Year	Operating Lease Liabilities
2026 (remaining 9 months)	$17,086
2027	18,809
2028	15,481
2029	14,851
2030	14,624
Thereafter	36,016
Total future undiscounted minimum lease payments	116,867

Less: Imputed interest	21,155

Present value of minimum lease payments	95,712

Less: Current portion	17,512

Noncurrent portion	$78,200

INDEX
Note 6 — Stock-Based Compensation
The Company provides stock-based compensation to its employees and non-employee directors, which may include restricted stock units (RSU), performance-based stock awards (PSU), and stock options (collectively, stock-based awards). We recognize the grant date fair value of stock-based compensation in net income generally on a straight-line basis, net of estimated forfeitures over the requisite service period. We recognized stock-based compensation expense, on a pretax basis, as follows:

	Three Months Ended July 31,
	2025	2024
Stock-based compensation expense	$5,899	$5,968

Performance-Based and Other Restricted Stock Activity

Under the terms of our long-term incentive plans, PSU awards are payable in restricted shares of our Class A Common Stock upon the achievement of certain three-year or less financial performance-based targets. The measurement of performance is based on actual financial results for targets established up to three years in advance, or less. During each three-year period or less, we adjust compensation expense based upon our best estimate of expected performance.
We may also grant individual RSU awards payable in restricted shares of our Class A Common Stock to key employees in connection with their employment.
The following table summarizes awards we granted to employees (shares in thousands):

	Three Months Ended July 31,
	2025	2024
Restricted Stock:
Awards granted (shares)	543	701
Weighted average fair value of grant	$43.75	$42.98
Stock Option Activity
There were no stock option awards granted during the three months ended July 31, 2025 and 2024.

INDEX
Note 7 — Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of tax, for the three months ended July 31, 2025 and 2024 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total

Balance at April 30, 2025	$(264,548)	$(209,190)	$(5,182)	$(478,920)
Other comprehensive (loss) income before reclassifications	(5,852)	1,718	2,583	(1,551)
Amounts reclassified from accumulated other comprehensive loss	—	2,506	(442)	2,064
Total other comprehensive (loss) income	(5,852)	4,224	2,141	513
Balance at July 31, 2025	$(270,400)	$(204,966)	$(3,041)	$(478,407)

Balance at April 30, 2024	$(333,827)	$(200,922)	$6,310	$(528,439)
Other comprehensive income (loss) before reclassifications	14,963	(3,549)	(6,788)	4,626
Amounts reclassified from accumulated other comprehensive loss	—	1,509	(1,288)	221
Total other comprehensive income (loss)	14,963	(2,040)	(8,076)	4,847
Balance at July 31, 2024	$(318,864)	$(202,962)	$(1,766)	$(523,592)
During the three months ended July 31, 2025, pretax actuarial losses included in Unamortized Retirement Costs of approximately $2.1 million, and in the three months ended July 31, 2024, of approximately $2.0 million, were amortized from Accumulated other comprehensive loss and recognized as pension and post-retirement benefit expense primarily in Operating and administrative expenses and Other (expense) income, net on our Unaudited Condensed Consolidated Statements of Net Income (Loss).
Our policy for releasing the income tax effects from accumulated other comprehensive (loss) income is to release when the corresponding pretax accumulated other comprehensive (loss) income items are reclassified to earnings.

INDEX
Note 8 — Reconciliation of Weighted Average Shares Outstanding
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share further includes any common shares available to be issued upon the exercise of unvested, outstanding restricted stock units and other stock awards if such inclusions would be dilutive. The shares associated with PSU awards are considered contingently issuable shares and are included in the diluted weighted average number of common shares outstanding based on when they have met the performance conditions, and when their effect is dilutive. We determine the potentially dilutive common shares for all awards using the treasury stock method.
A reconciliation of the shares used in the computation of earnings (loss) per share follows (shares in thousands):

	Three Months Ended July 31,
	2025	2024
Weighted average shares outstanding	53,377	54,377
Shares used for basic earnings (loss) per share	53,377	54,377
Dilutive effect of unvested restricted stock units and other stock awards	589	—
Shares used for diluted earnings (loss) per share	53,966	54,377
Antidilutive options to purchase Class A common shares, restricted shares, and contingently issuable restricted stock which are excluded from the table above	858	1,305
In calculating diluted net loss per common share for the three months ended July 31, 2024, our diluted weighted average number of common shares outstanding excludes the effect of unvested restricted stock units and other stock awards as the effect was antidilutive. This occurs when a net loss is reported and the effect of using dilutive shares is antidilutive.

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

The following tables summarize the pretax restructuring and related charges (credits) related to the Global Restructuring Program:

	Three Months Ended July 31,		Total Charges Incurred to Date
	2025	2024
Charges (Credits) by Segment:
Research	$252	$2,323	$20,122
Learning	124	227	20,891
Held for Sale or Sold	—	(242)	12,995
Corporate Expenses	2,683	5,241	88,834
Total Restructuring and Related Charges	$3,059	$7,549	$142,842

Charges (Credits) by Activity:
Severance and termination benefits	$1,962	$5,782	$76,941
Impairment of operating lease ROU assets and property and equipment	—	—	23,395
Acceleration of expense related to operating lease ROU assets, technology, property and equipment, and intangible assets	—	—	8,074
Facility related charges, net	992	1,402	13,645
Consulting costs (credits)	62	(556)	11,971
Other activities	43	921	8,816
Total Restructuring and Related Charges	$3,059	$7,549	$142,842

The severance related charges are for certain employees affected by the reduction in force under this program who are entitled to severance payments and certain termination benefits.

In the three months ended July 31, 2025 we incurred ongoing facility-related costs associated with certain properties, consulting costs, and other costs for other activities, which includes other employee related costs. In the three months ended July 31, 2024 we incurred ongoing facility-related costs associated with certain properties, consulting credits, and other costs for other activities, which includes relocation and other employee related costs. In the three months ended July 31, 2024 the credits in consulting costs are due to changes in the estimates for previously accrued costs.

INDEX
The following table summarizes the activity for the Global Restructuring Program liability for the three months ended July 31, 2025:

	April 30, 2025	Charges	Payments	Foreign Translation & Other Adjustments	July 31, 2025
Severance and termination benefits	$6,622	$1,962	$(4,198)	$25	$4,411
Consulting costs	927	62	(836)	—	153
Other activities	289	43	(31)	(2)	299
Total	$7,838	$2,067	$(5,065)	$23	$4,863

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

Business Optimization Program

For the three months ended July 31, 2025 and 2024, we recorded net pretax restructuring credits of less than $(0.1) million and $(3.6) million, respectively, related to this program. The credits in the three months ended July 31, 2024 are primarily due to the termination of a portion of a lease that was previously impaired in our Corporate Expenses category. As of fiscal year 2023, we substantially completed this program and we have no restructuring liability outstanding. We currently anticipate immaterial ongoing facility charges and do not anticipate any further material charges related to the Business Optimization Program.

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

The following tables present a summary of our Adjusted Operating Income (Loss) by segment, and the reconciliation to Income before taxes:

	Three months ended July 31, 2025
	Research	Learning	Held for Sale or Sold	Total
Revenue	$281,692	$115,108	$—	$396,800
Cost of sales	80,753	28,506	—	109,259
Direct expenses	88,587	34,581	—	123,168
Allocated Corporate expenses	44,981	28,279	—	73,260
Amortization of intangible assets	11,123	2,087	—	13,210
Adjusted Operating Income by segment	$56,248	$21,655	$—	$77,903
Reconciliation of Adjusted Operating Income by segment to Income before taxes
Adjusted unallocated Corporate expenses(1)				(43,902)
Restructuring and related charges(2)				(3,038)
Interest expense				(11,042)
Net foreign exchange transaction losses				(971)
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale				(1,116)
Other expense, net				(127)
Income before taxes				$17,707

INDEX

	Three months ended July 31, 2024
	Research	Learning	Held for Sale or Sold	Total
Revenue	$265,309	$124,314	$14,186	$403,809
Cost of sales	70,722	32,028	6,470	109,220
Direct expenses	86,437	37,933	7,961	132,331
Allocated Corporate expenses	41,892	29,808	2,274	73,974
Amortization of intangible assets	11,042	2,045	—	13,087
Adjusted Operating Income (Loss) by segment	$55,216	$22,500	$(2,519)	$75,197
Reconciliation of Adjusted Operating Income by segment to Income before taxes
Adjusted unallocated Corporate expenses(1)				(42,354)
Restructuring and related charges(2)				(3,870)
Interest expense				(12,787)
Net foreign exchange transaction gains				234
Net gain on sale of businesses and impairment charges related to assets held-for-sale				5,801
Other income, net				782
Income before taxes				$23,003

(1)	Corporate expenses include certain costs that are not allocated to the reportable segments.
(2)	See Note 9, “Restructuring and Related Charges” for these charges by segment.
See Note 4, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the three months ended July 31, 2025 and 2024.
The following tables present a summary of depreciation and amortization expense by segment:

	Three Months Ended July 31,
	2025	2024
Research	$23,385	$22,559
Learning	9,844	11,294
Held for Sale or Sold(1)	—	—
Total depreciation and amortization	$33,229	$33,853
Corporate depreciation and amortization	3,217	3,400
Total depreciation and amortization	$36,446	$37,253

(1)	We ceased to record depreciation and amortization of long-lived assets for these businesses as of the date the assets were classified as held-for-sale.

INDEX
Note 11 — Inventories
Inventories, net consisted of the following:

	July 31, 2025	April 30, 2025
Finished goods	$26,526	$27,581
Work-in-process	717	632
Paper and other materials	165	124
Total inventories before estimated sales returns and LIFO reserve	$27,408	$28,337
Inventory value of estimated sales returns	4,047	4,042
LIFO reserve	(9,504)	(9,504)
Inventories, net	$21,951	$22,875
Note 12 — Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity in goodwill by segment as of July 31, 2025:

	April 30, 2025 (1)	Foreign Translation Adjustment	July 31, 2025
Research	$639,434	$(5,441)	$633,993
Learning	482,071	1,763	483,834
Total	$1,121,505	$(3,678)	$1,117,827

(1)	As of April 30, 2025, the Held for Sale or Sold segment goodwill balance is zero. It includes accumulated pretax noncash goodwill impairments of $318.2 million.

Intangible Assets
Intangible assets, net were as follows:

	July 31, 2025	April 30, 2025 ⁽¹⁾
Intangible assets with definite lives, net:
Content and publishing rights	$406,917	$417,982
Customer relationships	32,545	35,041
Developed technology	10,912	12,406
Brands and trademarks	4,869	5,054
Covenants not to compete	3	9
Total intangible assets with definite lives, net	455,246	470,492
Intangible assets with indefinite lives:
Brands and trademarks	37,000	37,000
Publishing rights	88,085	87,552
Total intangible assets with indefinite lives	125,085	124,552
Total intangible assets, net	$580,331	$595,044

(1)
The developed technology balance as of April 30, 2025 is presented net of accumulated impairments and write-offs of $2.8 million. The indefinite-lived brands and trademarks balance as of April 30, 2025 is net of accumulated impairments of $93.1 million.

INDEX
Note 13 — Income Taxes

The Company's effective income tax rate for the three months ended July 31, 2025, was 33.9% compared with 106.2% for the three months ended July 31, 2024.

The change in the effective income tax rate for the three months ended July 31, 2025 compared to the three months ended July 31, 2024 was primarily due to year-to-date US ordinary losses, which are expected to be offset by ordinary income during the remainder of the current fiscal year.

Enactment of the "One Big Beautiful Bill Act" (OBBBA)

On July 4, 2025, President Trump signed into law the OBBBA. Key corporate tax provisions of the OBBBA include a handful of elective tax measures such as restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental (R&E) expenditures. Other tax measures include modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII), amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements.

Under US GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Upon initial assessment of the elective tax measures, we determined the impact of these to be insignificant and reflected these in our financial statements using management’s best estimate for the first quarter of fiscal year 2026. We are continuing to evaluate the full year impact of the OBBBA and, based on our preliminary analysis, we do not anticipate a material effect on our consolidated financial statements for the year ended April 30, 2026.
Note 14 — Retirement Plans
The components of net pension expense for our defined benefit plans were as follows:

	Three Months Ended July 31,
	2025	2024
Service cost	$117	$166
Interest cost	7,080	7,128
Expected return on plan assets	(6,749)	(6,968)
Amortization of prior service cost	(24)	(19)
Amortization of net actuarial loss	2,109	2,059
Net pension expense	$2,533	$2,366
The service cost component of net pension expense is reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net Income (Loss). The other components of net pension expense are reported separately from the service cost component and below Operating income. Such amounts are reflected in Other (expense) income, net on our Unaudited Condensed Consolidated Statements of Net Income (Loss).
Employer defined benefit pension plan contributions were $1.1 million and $3.6 million for the three months ended July 31, 2025 and 2024, respectively.
Defined Contribution Savings Plans
The expense for employer defined contribution savings plans was $6.7 million and $7.3 million for the three months ended July 31, 2025 and 2024, respectively.

INDEX
Note 15 — Debt and Available Credit Facilities
Our total debt outstanding consisted of the amounts set forth in the following table:

	July 31, 2025	April 30, 2025
Short-term portion of long-term debt(1)	$10,000	$10,000

Term loan A - Amended and Restated CA(2)	172,122	174,581
Revolving credit facility - Amended and Restated CA	646,150	614,854
Total long-term debt, less current portion	818,272	789,435

Total debt	$828,272	$799,435

(1)	Relates to our term loan A under the Amended and Restated CA.
(2)	Amounts are shown net of unamortized issuance costs of $0.4 million as of July 31, 2025 and $0.4 million as of April 30, 2025.
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

The Amended and Restated CA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of July 31, 2025.

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

	Three Months Ended July 31,
	2025	2024
Amortization expense	$284	$293

Lines of Credit

We have other lines of credit aggregating $1.0 million at various interest rates. There were no outstanding borrowings under these credit lines at July 31, 2025 and April 30, 2025.

As of July 31, 2025, our total available lines of credit including the Amended and Restated RCA were approximately $1,298.0 million, of which approximately $469.4 million was unused. We had letters of credit of $0.5 million outstanding under the Amended and Restated CA, and the aggregate stated amount outstanding of these letter of credits reduces the total borrowing base available under the Amended and Restated CA.

The weighted average interest rates on total debt outstanding during the three months ended July 31, 2025 and 2024 were 5.49% and 6.19%, respectively. As of July 31, 2025 and April 30, 2025, the weighted average interest rates for total debt were 5.49% and 5.57%, respectively.

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
Interest Rate Contracts
As of July 31, 2025, we had total debt outstanding of $828.3 million, net of unamortized issuance costs of $0.4 million. The $828.7 million of debt outstanding are variable rate loans under the Amended and Restated CA. The carrying value of the debt approximates fair value.
As of July 31, 2025 and April 30, 2025, the interest rate swap agreements we maintained were designated as fully effective cash flow hedges as defined under ASC Topic 815, “Derivatives and Hedging.” As a result, the impact on our Unaudited Condensed Consolidated Statements of Net Income (Loss) from changes in the fair value of the interest rate swaps was fully offset by changes in the interest expense on the underlying variable rate debt instruments. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.
As of both July 31, 2025 and April 30, 2025, we had interest rate swaps outstanding with a combined notional amount of $500.0 million that were designated as cash flow hedges.
We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of our interest rate swaps designated as cash flow hedges are reflected on our Unaudited Condensed Consolidated Statements of Financial Position as follows:

Asset (Liability)	Balance Sheet Location	July 31, 2025	April 30, 2025
Current asset portion	Prepaid expenses and other current assets	$516	$197
Non-current asset portion	Other non-current assets	100	—
Current liability portion	Other accrued liabilities	—	(118)
Non-current liability portion	Other long-term liabilities	(1,117)	(3,438)
Total cash flow hedges		$(501)	$(3,358)
The effect of our interest rate swaps on our Unaudited Condensed Consolidated Statements of Comprehensive Income and Unaudited Condensed Consolidated Statements of Net Income (Loss) are as follows:

	Three Months Ended July 31,
	2025	2024
Amount of pretax gains (losses) recognized in Other comprehensive income	$3,434	$(6,360)
Amount of pretax gains reclassified from Accumulated other comprehensive loss into Interest expense	$587	$1,715
Foreign Currency Contracts
We may enter into foreign currency forward contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The foreign currency forward exchange contracts are marked to market through Net foreign exchange transaction (losses) gains on our Unaudited Condensed Consolidated Statements of Net Income (Loss) and carried at fair value on our Unaudited Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Net foreign exchange transaction (losses) gains on our Unaudited Condensed Consolidated Statements of Net Income (Loss).
As of July 31, 2025, and April 30, 2025, we did not maintain any open foreign currency forward contracts. In addition, we did not maintain any open foreign currency forward contracts during the three months ended July 31, 2025 and 2024.

INDEX
Note 17 — Capital Stock and Changes in Capital Accounts
Share Repurchases
During the three months ended July 31, 2025, our Board of Directors approved an additional share repurchase program of $250 million of Class A or B Common Stock. No share repurchases were made under this program during the three months ended July 31, 2025. The share repurchase program is in addition to the share repurchase program approved by our Board of Directors during the year ended April 30, 2020 of $200 million of Class A or B Common Stock. As of July 31, 2025, we had authorization from our Board of Directors to purchase up to $43.4 million that was remaining under this program.
The following table summarizes the share repurchases of Class A and Class B Common Stock (shares in thousands):

	Three Months Ended July 31,
	2025	2024
Shares repurchased - Class A	331	295
Shares repurchased - Class B	1	—
Average Price - Class A and Class B	$42.22	$42.34
The average price per share excludes excise taxes payable on share repurchases and may differ from the share repurchases reflected in Purchases of treasury shares in our Unaudited Condensed Consolidated Statements of Cash Flows. As of July 31, 2025, total shares repurchased include unsettled purchases.
Dividends
We declared and paid quarterly cash dividends on our Class A and Class B Common Stock for a total of $19.0 million and $19.2 million in the three months ended July 31, 2025 and 2024, respectively.

INDEX
Changes in Common Stock
The following is a summary of changes during the three months ended July 31, in shares of our common stock and common stock in treasury (shares in thousands):

Changes in Class A Common Stock:	2025	2024
Number of shares, beginning of year	70,312	70,259
Common stock class conversions	—	18
Number of shares issued, end of period	70,312	70,277

Changes in Class A Common Stock in treasury:
Number of shares held, beginning of year	25,687	24,828
Restricted shares issued under stock-based compensation plans	(259)	(240)
Impact of tax withholding on stock-based compensation and other	92	92
Purchases of treasury shares	331	295
Number of shares held, end of period	25,851	24,975
Number of Class A Common Stock outstanding, end of period	44,461	45,302

Changes in Class B Common Stock:	2025	2024
Number of shares, beginning of year	12,870	12,923
Common stock class conversions	—	(18)
Number of shares issued, end of period	12,870	12,905

Changes in Class B Common Stock in treasury:
Number of shares held, beginning of year	4,101	3,928
Purchases of treasury shares	1	—
Number of shares held, end of period	4,102	3,928
Number of Class B Common Stock outstanding, end of period	8,768	8,977

INDEX
Note 18 — Commitments and Contingencies
Legal Proceedings
We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of July 31, 2025, will not have a material effect upon our consolidated financial condition or results of operations.
Note 19 — Subsequent Event
Anthropic Class-Action Lawsuit
In August 2024, certain authors filed a class-action lawsuit against Anthropic in the US District Court for the Northern District of California. They alleged that Anthropic used their copyrighted content, obtained through piracy, to train its AI models. In August 2025, a settlement in principle was reached and the parties are ordered to submit preliminary settlement details to the court on September 5, 2025, and a hearing is scheduled for preliminary approval of the settlement on September 8, 2025. We are aware that our content is included in the pirated copyrighted content and are closely monitoring these proceedings. We are currently unable to provide an estimate of our portion of the settlement.

INDEX
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with our Condensed Consolidated Financial Statements and related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2025 Form 10-K and our Consolidated Financial Statements and related notes set forth in Item 8 of Part II of our 2025 Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in thousands, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Unaudited Condensed Consolidated Financial Statements,” unless the context indicates otherwise.
OVERVIEW

Wiley is a leading global provider of authoritative content, data-driven insights, and knowledge services for the advancement of science and learning. The Company’s content, services, platforms, and knowledge networks are tailored to meet the evolving needs of its customers and partners, including researchers, students, instructors, professionals, institutions, and corporations. Wiley is a predominantly digital company with over 83% of its Adjusted Revenue for the year ended April 30, 2025 generated by digital products and services. For the year ended April 30, 2025, 48% of Adjusted Revenue is recurring which includes revenue that is contractually obligated or set to recur with a high degree of certainty. See below for the reconciliation of consolidated Revenue to Adjusted Revenue.
We report financial information for the following segments, as well as a Corporate category, which includes certain costs that are not allocated to the reportable segments:
•Research includes the reporting lines of Research Publishing and Research Solutions;
•Learning includes the Academic and Professional reporting lines and consists of publishing, courseware, and assessments.

Wiley also reports a Held for Sale or Sold segment, which primarily includes non-core businesses which were classified as held-for-sale until the date of sale, as well other businesses which were sold.
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

INDEX
RESULTS OF OPERATIONS – THREE MONTHS ENDED JULY 31, 2025
FIRST QUARTER SUMMARY
•US GAAP Results: Consolidated Revenue of $396.8 million (-2%, compared with the prior year), decrease due to the divested businesses, Operating Income of $31.0 million (+7%, compared with the prior year), and Diluted Earnings per Share of $0.22 (+$0.25 per share, compared with the prior year diluted loss per share).
•Adjusted Results at Constant Currency (excluding Held for Sale or Sold segment results): Adjusted Revenue of $396.8 million (+1%, compared with the prior year), Adjusted Operating Income of $34.0 million (-2%, compared with the prior year), Adjusted EBITDA of $70.4 million (-3%, compared with the prior year), and Adjusted EPS of $0.49 (+2%, compared with the prior year).

CONSOLIDATED RESULTS OF OPERATIONS
Revenue:
Revenue for the three months ended July 31, 2025, decreased $7.0 million, or 2%, as compared with the prior year. On a constant currency basis, revenue decreased 3% as compared with the prior year. Excluding the revenues from the Held for Sale or Sold segment, Adjusted Revenue increased 1% on a constant currency basis. Artificial intelligence (AI) license revenue was $28.9 million for the three months ended July 31, 2025 as compared with $17.2 million in the prior year. The AI license revenue in the three months ended July 31, 2025 includes $15.7 million of revenue related to content which Wiley has licensed from other publishers.
Adjusted Revenue
Below is a reconciliation of our consolidated US GAAP Revenue, net to Non-GAAP Adjusted Revenue, net:

	Three Months Ended July 31,
	2025	2024
US GAAP Revenue, net	$396,800	$403,809
Less: Held for Sale or Sold segment (1)	—	(14,186)
Non-GAAP Adjusted Revenue, net	$396,800	$389,623

(1)	Our Adjusted Revenue, net excludes the impact of our Held for Sale or Sold segment revenue.
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:

Cost of sales for the three months ended July 31, 2025 of $109.3 million was flat as compared with the prior year. On a constant currency basis, cost of sales decreased 1% as compared with the prior year primarily due to the prior year including employee costs related to the Wiley Edge business which was sold on May 31, 2024, partially offset by higher royalty costs on AI license revenue from content licensed from other publishers.

Excluding the cost of sales from the Held for Sale or Sold segment, cost of sales increased 6% as compared with the prior year on a constant currency basis primarily due to higher royalty costs as described above.

Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended July 31, 2025 of $240.3 million decreased $8.5 million, or 3% as compared with the prior year. On a constant currency basis, operating and administrative expenses decreased 5% as compared with the prior year primarily due to lower employee costs.

INDEX
Excluding operating and administrative expenses from the Held for Sale or Sold segment, operating and administrative expenses decreased 1% as compared with the prior year on a constant currency basis primarily due to lower employee costs and, to a lesser extent, lower bad debt expense in Learning and travel and entertainment expenses, partially offset by higher professional fees.

Restructuring and Related Charges:

We recorded restructuring and related charges in the three months ended July 31, 2025 and 2024 of $3.0 million and $3.9 million, respectively. These charges are reflected in Restructuring and related charges on our Unaudited Condensed Consolidated Statements of Net Income (Loss).

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

Excluding actions related to the Held for Sale or Sold segment, we anticipate to yield annualized cost savings of approximately $105 million, of which we expect that substantially all will be realized in fiscal year 2026 from actions taken starting in fiscal year 2024.

For the three months ended July 31, 2025 and 2024, we recorded pretax restructuring charges of $3.1 million and $7.5 million, respectively, related to this program.

See Note 9, “Restructuring and Related Charges” for more details on the Global Restructuring Program charges.

Business Optimization Program

For the three months ended July 31, 2025 and 2024, we recorded net pretax restructuring credits of less than $0.1 million and credits of $3.6 million, respectively, related to this program.

See Note 9, “Restructuring and Related Charges” for more details on the Business Optimization Program credits.

For the impact of our restructuring programs on diluted earnings (loss) per share, see the section below, “Diluted Earnings (Loss) per Share.”

Amortization of Intangible Assets:

Amortization of intangible assets was $13.2 million for the three months ended July 31, 2025, an increase of $0.3 million, or 2%, as compared with the prior year. On a constant currency basis, amortization of intangible assets decreased 1% as compared with the prior year primarily due to the completion of amortization of certain acquired intangible assets, partially offset by amortization expense related to acquired definite lived intangible assets, including those acquired as part of an acquisition.

Operating Income, Adjusted Operating Income (OI) and Adjusted EBITDA:

Operating income for the three months ended July 31, 2025, of $31.0 million increased $2.0 million, or 7% as compared with the prior year. On a constant currency basis, operating income increased 9% as compared with the prior year. The increase was primarily due to lower operating and administrative expenses, partially offset by a decrease in revenue.

INDEX
Adjusted OI on a constant currency basis decreased 2% as compared with the prior year. The decrease in Adjusted OI was primarily due to higher cost of sales, partially offset by an increase in Adjusted Revenue, and lower operating and administrative expenses.
Adjusted EBITDA on a constant currency basis decreased 3% as compared with the prior year primarily due to higher cost of sales, partially offset by an increase in Adjusted Revenue, and lower operating and administrative expenses.
Adjusted OI
Below is a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted OI:

	Three Months Ended July 31,
	2025	2024
US GAAP Operating Income	$30,963	$28,973
Adjustments:
Restructuring and related charges	3,038	3,870
Held for Sale or Sold segment Adjusted Operating Loss (1)	—	2,519
Non-GAAP Adjusted OI	$34,001	$35,362

(1)	Our Adjusted OI excludes the impact of our Held for Sale or Sold segment Adjusted Operating Loss.
Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net Income (Loss) to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended July 31,
	2025	2024
Net Income (Loss)	$11,700	$(1,436)
Interest expense	11,042	12,787
Provision for income taxes	6,007	24,439
Depreciation and amortization	36,446	37,253
Non-GAAP EBITDA	65,195	73,043
Restructuring and related charges	3,038	3,870
Net foreign exchange transaction losses (gains)	971	(234)
Net loss (gain) on sale of businesses, assets, and impairment charges related to assets held-for-sale	1,116	(5,801)
Other expense (income), net	127	(782)
Held for Sale or Sold segment Adjusted EBITDA (1)	—	2,519
Non-GAAP Adjusted EBITDA	$70,447	$72,615

(1)	Our Non-GAAP Adjusted EBITDA excludes the Held for Sale or Sold segment Non-GAAP Adjusted EBITDA.
Interest Expense:
Interest expense for the three months ended July 31, 2025 was $11.0 million compared with the prior year of $12.8 million. This decrease was primarily due to a lower weighted average effective interest rate and, to a lesser extent, a decrease in the total debt outstanding.

INDEX
Net Foreign Exchange Transaction (Losses) Gains:

Net foreign exchange transaction losses of $(1.0) million for the three months ended July 31, 2025 were primarily due to losses on our foreign currency denominated third-party receivable and payable balances and, to a lesser extent, losses on our foreign currency denominated intercompany accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.
Net foreign exchange transaction gains of $0.2 million for the three months ended July 31, 2024 were primarily due to gains on our foreign currency denominated intercompany accounts receivable and payable balances, offset by losses on our third-party receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar. In fiscal year 2023 due to the closure of our operations in Russia, the Russia entity was deemed substantially liquidated. In the three months ended July 31, 2024, we wrote off an additional $0.5 million cumulative translation adjustment in earnings.
Net (Loss) Gain on Sale of Businesses, Assets, and Impairment Charges Related to Assets Held-For-Sale:

We recorded net pretax (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale as follows:

	Three Months Ended July 31,
	2025	2024
University Services	$(934)	$1,489
CrossKnowledge	—	4,360
Wiley Edge	—	(168)
Tuition Manager	—	120
Other disposition activity	(182)	—
Net (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale	$(1,116)	$5,801

These charges are reflected in Net (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale on our Unaudited Condensed Consolidated Statements of Net Income (Loss).

On January 1, 2024 we completed the sale of University Services, which was included in our Held for Sale or Sold segment. On June 5, 2025 Wiley entered into an agreement with Metis Aggregator L.P. and Vistria AP Aggregator, LLC to sell the Seller Note, the fiscal year 2026 University Services Earnout, and the TVG Investment, and agreed with Upper Holdings and Academic Partnerships on the fiscal year 2025 University Services Earnout for total cash consideration of $119.5 million (Sale Agreement), which was fully paid in June 2025. As a result of this Sale Agreement, all amounts due to Wiley in accordance with the University Services Agreement have been settled. As a result of the sale of these assets, in the three months ended July 31, 2025, we recognized an additional pretax loss of $0.9 million. In the three months ended July 31, 2024, we recognized a reduction to the pretax loss on sale of $1.5 million due to third-party customer consents and working capital adjustments.

In the three months ended July 31, 2025, we completed the sale of an immaterial business which was included in our Research segment, for a pretax loss on sale of $0.2 million.

On August 31, 2024, we completed the sale of CrossKnowledge, which was included in our Held for Sale or Sold segment. In the three months ended July 31, 2024, in connection with the held-for-sale classification prior to the sale, we recognized a reduction of the cumulative impairment charges of $4.4 million.

On May 31, 2024, we completed the sale of Wiley Edge which was included in our Held for Sale or Sold segment, with the exception of its India operations which sold on August 31, 2024. In the three months ended July 31, 2024, upon the completion of the sale, we recognized an additional loss of $0.2 million due to subsequent changes in the fair value less costs to sell, as well as changes in the carrying amount of the disposal group.

INDEX
In the three months ended July 31, 2024, there was a reduction in the pretax loss on the sale of our Tuition Manager business previously in our Held for Sale or Sold segment of $0.1 million due to a selling price adjustment for cash received after the closing.

See Note 3, “Divestitures” for more details on the divestitures.

Provision for Income Taxes:
Below is a reconciliation of our US GAAP Income Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Three Months Ended July 31,
	2025	2024
US GAAP Income Before Taxes	$17,707	$23,003
Pretax Impact of Adjustments:
Restructuring and related charges	3,038	3,870
Foreign exchange gains on intercompany transactions, including the write off of certain cumulative translation adjustments	(440)	(2,591)
Amortization of acquired intangible assets	13,210	12,969
Net loss (gain) on sale of businesses, assets, and impairment charges related to assets held-for-sale	1,116	(5,801)
Held for Sale or Sold segment Adjusted Loss Before Taxes (1)	—	2,519
Non-GAAP Adjusted Income Before Taxes	$34,631	$33,969

(1)	Our Adjusted Income Before Taxes excludes the Adjusted Loss Before Taxes of our Held for Sale or Sold segment.

Below is a reconciliation of our US GAAP Income Tax Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Three Months Ended July 31,
	2025	2024
US GAAP Income Tax Provision	$6,007	$24,439
Income Tax Impact of Adjustments(1):
Restructuring and related charges	519	749
Foreign exchange gains on intercompany transactions, including the write off of certain cumulative translation adjustments	(750)	(390)
Amortization of acquired intangible assets	2,068	1,809
Net loss (gain) on sale of businesses, assets, and impairment charges related to assets held-for-sale	54	(925)
Held for Sale or Sold segment Adjusted Tax Provision(2)	—	372
Income Tax Adjustments
Impact of valuation allowance on the US GAAP effective tax rate(3)	166	(18,030)
Non-GAAP Adjusted Income Tax Provision	$8,064	$8,024

US GAAP Effective Tax Rate	33.9%	106.2%
Non-GAAP Adjusted Effective Tax Rate	23.3%	23.6%

INDEX

(1)	For the three months ended July 31, 2025 and 2024, substantially all of the tax impact was from deferred taxes.
(2)	Our Adjusted Income Tax Provision excludes the Adjusted Tax Provision of our Held for Sale or Sold segment.
(3)
In the three months ended July 31, 2025 and 2024, there was a $0.2 million and $(18.0) million, respectively, impact on the US GAAP effective tax rate due to the valuation allowance on deferred tax assets in the US.

The US GAAP effective tax rate for the three months ended July 31, 2025 was 33.9% compared to 106.2% for the three months ended July 31, 2024. The US GAAP effective tax rate for the three months ended July 31, 2025 was lower than the US GAAP effective tax rate for the three months ended July 31, 2024 primarily due to year-to-date US ordinary losses, which are expected to be offset by ordinary income during the remainder of the current fiscal year.

The Non-GAAP Adjusted Effective Tax Rate was 23.3% for the three months ended July 31, 2025 compared to 23.6% for the three months ended July 31, 2024. The decrease in the Non-GAAP Adjusted Effective Tax Rate for the three months ended July 31, 2025 compared with the three months ended July 31, 2024 was primarily due to the mix of income.

Enactment of the "One Big Beautiful Bill Act" (OBBBA)

On July 4, 2025, President Trump signed into law the OBBBA. Key corporate tax provisions of the OBBBA include a handful of elective tax measures such as restoration of 100% bonus depreciation, and the introduction of new Section 174A permitting immediate expensing of domestic research and experimental (R&E) expenditures. Other tax measures include modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII), amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements.

Under US GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Upon initial assessment of the elective tax measures, we determined the impact of these to be insignificant and reflected these in our financial statements using management’s best estimate for the first quarter of fiscal year 2026. We are continuing to evaluate the full year impact of the OBBBA and, based on our preliminary analysis, we do not anticipate a material effect on our consolidated financial statements for the year ended April 30, 2026.
Diluted Earnings (Loss) per Share:
Diluted earnings per share for the three months ended July 31, 2025 was $0.22 per share compared with a loss of $(0.03) per share for the three months ended July 31, 2024. This increase was primarily due to a decrease in the income tax provision and, to a lesser extent, an increase in operating income, partially offset by a loss on sale of businesses, assets, and impairment charges related to assets held-for-sale in the three months ended July 31, 2025 compared to a gain in the prior year.
Below is a reconciliation of our US GAAP Earnings (Loss) per Share to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below are presented in the section above, “Provision for Income Taxes.”

INDEX

	Three Months Ended July 31,
	2025	2024
US GAAP Earnings (Loss) Per Share	$0.22	$(0.03)
Adjustments:
Restructuring and related charges	0.05	0.06
Foreign exchange gains on intercompany transactions, including the write off of certain cumulative translation adjustments	—	(0.05)
Amortization of acquired intangible assets	0.20	0.20
Net loss (gain) on sale of businesses, assets, and impairment charges related to assets held-for-sale	0.02	(0.09)
Held for Sale or Sold segment Adjusted Net Loss(1)	—	0.04
Income tax adjustments	—	0.33
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (2)	—	0.01
Non-GAAP Adjusted EPS	$0.49	$0.47

(1)	Our Adjusted EPS excludes the Adjusted Net Loss of our Held for Sale or Sold segment.
(2)
Represents the impact of using diluted weighted-average number of common shares outstanding (55.0 million for the three months ended July 31, 2024) included in the Non-GAAP Adjusted EPS calculation in order to apply the dilutive impact on adjusted net income due to the effect of unvested restricted stock units and other stock awards. This impact occurs when a US GAAP net loss is reported and the effect of using dilutive shares is antidilutive.

On a constant currency basis, Adjusted EPS increased 2% primarily due a decrease in interest expense, partially offset by lower interest income, and lower Adjusted Operating Income.

INDEX
SEGMENT OPERATING RESULTS

	Three Months Ended July 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
RESEARCH	2025	2024
Revenue:
Research Publishing	$231,827	$230,951	0%	(1)%
Research Solutions	49,865	34,358	45%	44%
Total Research Revenue	281,692	265,309	6%	5%

Cost of sales	80,753	70,722	(14)%	(13)%
Direct expenses	88,587	86,437	(2)%	0%
Allocated Corporate expenses	44,981	41,892	(7)%	(6)%
Amortization of intangible assets	11,123	11,042	(1)%	3%
Adjusted Operating Income	56,248	55,216	2%	3%
Depreciation and amortization	23,385	22,559	(4)%	(2)%
Adjusted EBITDA	$79,633	$77,775	2%	2%
Adjusted EBITDA Margin	28.3%	29.3%
Revenue:

Research revenue for the three months ended July 31, 2025 increased $16.4 million, or 6%, as compared with the prior year on a reported basis. On a constant currency basis, Research revenue increased 5% as compared with the prior year primarily due to an increase in AI license revenue which includes content licensed from other publishers primarily in Research Solutions and, to a lesser extent, author-funded open access, partially offset by an unfavorable comparison to prior year due to the timing of journal renewals of approximately $5 million, and softness in ancillary products. Research AI license revenue for the three months ended July 31, 2025 was $15.8 million as compared to $1.1 million in the prior year. Open access article output growth was approximately 21% as compared with the prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 2% as compared with the prior year. This increase was primarily due to higher revenue, partially offset by higher royalty costs on AI license revenue from content licensed from other publishers.

INDEX

	Three Months Ended July 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
LEARNING	2025	2024
Revenue:
Academic	$55,472	$59,964	(7)%	(8)%
Professional	59,636	64,350	(7)%	(8)%
Total Learning Revenue	115,108	124,314	(7)%	(8)%

Cost of sales	28,506	32,028	11%	12%
Direct expenses	34,581	37,933	9%	9%
Allocated Corporate expenses	28,279	29,808	5%	6%
Amortization of intangible assets	2,087	2,045	(2)%	(2)%
Adjusted Operating Income	21,655	22,500	(4)%	(4)%
Depreciation and amortization	9,844	11,294	13%	13%
Adjusted EBITDA	$31,499	$33,794	(7)%	(7)%
Adjusted EBITDA Margin	27.4%	27.2%
Revenue:

Learning revenue decreased $9.2 million, or 7%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 8% as compared with the prior year. Academic revenue decreased primarily due to lower licensing revenue, including AI. Professional revenue decreased primarily due to market-related softness and, to a lesser extent, lower licensing revenue, including AI. Learning AI license revenue for the three months ended July 31, 2025 was $13.1 million as compared to $16.1 million in the prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 7% as compared with the prior year. This decrease was primarily due to lower revenue, partially offset by lower bad debt expense, and royalty costs.

INDEX

	Three Months Ended July 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
HELD FOR SALE OR SOLD	2025	2024
Total Held for Sale or Sold Revenue	$—	$14,186	#	#

Cost of sales	—	6,470	#	#
Direct expenses	—	7,961	#	#
Allocated Corporate expenses	—	2,274	#	#
Adjusted Operating Income	—	(2,519)	#	#
Depreciation and amortization	—	—	#	#
Adjusted EBITDA	$—	$(2,519)	#	#
Adjusted EBITDA Margin	#	(17.8)%
# Variance greater than 100%
Revenue:

Revenue for Held for Sale or Sold decreased $14.2 million as compared with the prior year due to the sale of Wiley Edge on May 31, 2024, with the exception of its India operations which sold on August 31, 2024, and CrossKnowledge on August 31, 2024.
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA was zero for the three months ended July 31, 2025 compared to a loss of $2.5 million in the prior year due to the sale of the Wiley Edge and CrossKnowledge businesses.

	Three Months Ended July 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
CORPORATE EXPENSES	2025	2024
Unallocated Corporate expenses	$43,902	$42,514	(3)%	(3)%
Amortization of intangible assets	—	(160)	#	#
Adjusted Unallocated Corporate Expenses	(43,902)	(42,354)	(4)%	(3)%
Depreciation and amortization	3,217	3,400	5%	6%
Adjusted EBITDA	$(40,685)	$(38,954)	(4)%	(4)%
# Variance greater than 100%
On a constant currency basis, adjusted unallocated corporate expenses of $40.7 million on an Adjusted EBITDA basis increased 4% as compared with the prior year. This was primarily due to an increase in costs related to strategic consulting projects, which are now complete, of approximately $3.6 million and, to a lesser extent, an increase in enterprise modernization costs, partially offset by lower employee costs.

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

As of July 31, 2025, we had cash and cash equivalents of $81.9 million, of which approximately all was located outside the US. Maintenance of these cash and cash equivalent balances outside the US does not have a material impact on the liquidity or capital resources of our operations. We intend to repatriate earnings from our non-US subsidiaries, and to the extent we repatriate these funds to the US, we may be required to pay taxes in various US state and local jurisdictions and withholding or similar taxes in applicable non-US jurisdictions in the periods in which such repatriation occurs. Accordingly, as of July 31, 2025 we have recorded a deferred tax liability of approximately $2.0 million related to the estimated taxes that would be incurred upon repatriating certain non-US earnings to the US.

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

As of July 31, 2025, we had approximately $828.3 million of debt outstanding, net of unamortized issuance costs of $0.4 million, and approximately $469.4 million of unused borrowing capacity under our Amended and Restated CA and other facilities. Our Amended and Restated CA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of July 31, 2025.
Analysis of Historical Cash Flows
The following table shows the changes in our Unaudited Condensed Consolidated Statements of Cash Flows.

	Three Months Ended July 31,
	2025	2024
Net cash used in operating activities	$(85,005)	$(88,712)
Net cash provided by (used in) investing activities	98,856	(23,807)
Net cash (used in) provided by financing activities	(16,924)	101,589
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	$(959)	$798
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

INDEX
Free Cash Flow Less Product Development Spending:

	Three Months Ended July 31,
	2025	2024
Net cash used in operating activities	$(85,005)	$(88,712)
Less: Additions to technology, property and equipment	(12,005)	(14,502)
Less: Product development spending	(2,890)	(3,351)
Free cash flow less product development spending	$(99,900)	$(106,565)
Net Cash Used In Operating Activities
The following is a summary of the $3.7 million change in Net cash used in operating activities for the three months ended July 31, 2025 compared with the three months ended July 31, 2024 (amounts in millions).

Net cash used in operating activities – Three months ended July 31, 2024	$(88.7)
Net income adjusted for items to reconcile net income to net cash used in operating activities, which would include such noncash items as depreciation and amortization, net losses on sale of businesses, assets, and impairment charges related to assets held-for-sale, restructuring charges, and the change in deferred taxes	18.1
Working capital changes:
Accounts receivable, net and contract liabilities	(11.1)
Accounts payable and accrued royalties	(7.1)
Changes in other assets and liabilities	3.8
Net cash used in operating activities – Three months ended July 31, 2025	$(85.0)

The unfavorable change in accounts receivable, net and contract liabilities was primarily due to lower revenue and the timing of invoicing and collections with customers.

The unfavorable change in accounts payable and accrued royalties was primarily due to the timing of payments.

The favorable changes in other assets and liabilities was due to employee related costs primarily due to lower payments for annual incentive compensation in fiscal year 2026 related to the prior fiscal year, cash received of $4.2 million for the interest receivable portion of the Seller Note related to the Sale Agreement in fiscal year 2026, and other working capital changes. This was partially offset by higher income tax payments, net, and costs related to cloud computing arrangements primarily associated with targeted enterprise modernization work in fiscal year 2026. These cloud computing costs are capitalizable and amortized but included in cash flow from operations rather than cash flow from investing activities.

Our negative working capital (current assets less current liabilities) was $228.5 million and $381.0 million as of July 31, 2025 and April 30, 2025, respectively. This $152.5 million change in negative working capital was primarily due to the seasonality of our business. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions for which cash has been collected in advance. The contract liabilities will be recognized as revenue when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of July 31, 2025 and as of April 30, 2025 includes $361.7 million and $462.7 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Cash collected in advance for subscriptions is used by us for a number of purposes, including funding operations, capital expenditures, acquisitions, debt repayments, dividend payments, and share repurchases.

INDEX
Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities for the three months ended July 31, 2025 was $98.9 million compared to net cash used in investing activities of $23.8 million in the prior year. The increase in net cash provided by investing activities was primarily due to the $115.3 million in cash received in fiscal year 2026 as a result of the Sale Agreement. See Note 3, "Divestitures" for further details.

Net Cash (Used In) Provided By Financing Activities

Net cash used in financing activities was $16.9 million for the three months ended July 31, 2025 compared to net cash provided by financing activities of $101.6 million for the three months ended July 31, 2024. This change was due to lower net borrowings in fiscal year 2026 of $113.2 million.

In the three months ended July 31, 2025, we increased our quarterly dividend to shareholders to $1.42 per share annualized versus $1.41 per share annualized in the prior year.
During the three months ended July 31, 2025, our Board of Directors approved an additional share repurchase program of $250 million of Class A or B Common Stock. No share repurchases were made under this program during the three months ended July 31, 2025. This share repurchase program is in addition to the share repurchase program approved by our Board of Directors during the year ended April 30, 2020 of $200 million of Class A or B Common Stock. As of July 31, 2025, we had authorization from our Board of Directors to repurchase up to $43.4 million that was remaining under this program. During the three months ended July 31, 2025 and 2024, we repurchased $14.0 million and $12.5 million, respectively, under this program.
The following table summarizes the shares repurchased of Class A and Class B Common Stock (shares in thousands):

	Three Months Ended July 31,
	2025	2024
Shares repurchased – Class A	331	295
Shares repurchased – Class B	1	—
Average price – Class A and Class B	$42.22	$42.34
The total amount repurchased and the average price per share excludes excise taxes payable on share repurchases and may differ from the share repurchases reflected in Purchases of treasury shares in our Unaudited Condensed Consolidated Statements of Cash Flows. For the three months ended July 31, 2025, the total amount repurchased and the total shares repurchased includes unsettled purchases, and such amount differs from the amount reflected in Purchases of treasury shares in our Unaudited Condensed Consolidated Statements of Cash Flows.
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

On an annual basis, a hypothetical one percent change in interest rates for the $328.7 million of unhedged variable rate debt as of July 31, 2025 would affect net income and cash flow by approximately $2.5 million.
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
Our significant investments in non-US businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated other comprehensive loss, net of tax within Total shareholders’ equity under the caption Foreign currency translation adjustment.
During the three months ended July 31, 2025, we recorded foreign currency translation losses in Accumulated other comprehensive loss, net of tax of approximately $(5.9) million primarily as a result of the fluctuations of the US dollar relative to the British pound sterling. During the three months ended July 31, 2024, we recorded foreign currency translation gains in Accumulated other comprehensive loss, net of tax of approximately $15.0 million primarily as a result of the fluctuations of the US dollar relative to the British pound sterling.
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

Sales Return Reserves

The estimated allowance for print book sales returns is based upon an analysis of actual historical return experience in the various markets and geographic regions in which we do business. We collect, maintain, and analyze significant amounts of sales returns data for large volumes of homogeneous transactions. This allows us to make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Associated with the estimated sales return reserves, we also include a related increase to inventory and a reduction to accrued royalties as a result of the expected returns. Print book sales return reserves amounted to a net liability balance of $9.1 million and $9.0 million as of July 31, 2025 and April 30, 2025, respectively.

INDEX
The reserves are reflected in the following accounts of our Unaudited Condensed Consolidated Statements of Financial Position:

	July 31, 2025	April 30, 2025
Increase in Inventories, net	$4,047	$4,042
Decrease in Accrued royalties	$(2,103)	$(2,067)
Increase in Contract liabilities	$15,234	$15,093
Print book sales return reserve net liability balance	$(9,084)	$(8,984)
A one percent change in the estimated sales return rate could affect net income by approximately $0.3 million. A change in the pattern or trends in returns could affect the estimated allowance.
Customer Credit Risk

In the journal publishing business, some subscriptions are sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to us between the months of December and April. Although currently we have minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 18% of total revenue for the year ended April 30, 2025, and no one affiliated group of subscription agents accounts for more than 10% of total revenue for the year ended April 30, 2025.

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no single book customer accounts for more than 7% of total consolidated revenue and 11% of accounts receivable, net at July 31, 2025, the top 10 book customers account for approximately 12% of total consolidated revenue and approximately 23% of accounts receivable, net at July 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no significant developments related to legal proceedings during the three months ended July 31, 2025. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2025 Note 16, “Commitment and Contingencies”.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, that if they were to occur, could materially adversely affect our businesses, consolidated financial condition, and results of operations. For a discussion of our risk factors, refer to Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended July 31, 2025, our Board of Directors approved an additional share repurchase program of $250 million of Class A or B Common Stock. No share repurchases were made under this program during the three months ended July 31, 2025. The share repurchase program is in addition to the share repurchase program approved by our Board of Directors during the year ended April 30, 2020 of $200 million of Class A or B Common Stock.
During the three months ended July 31, 2025, we made the following purchases of Class A and Class B Common Stock under our publicly announced stock repurchase programs:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program	Maximum Dollar Value of Shares that May be Purchased Under Additional Plans or Programs (Dollars in millions)
May 2025	—	$—	—	—	$57.4
June 2025	77,644	44.22	77,644	—	304.0
July 2025	253,932	41.61	253,932	—	293.4
Total	331,576	$42.22	331,576	—	$293.4

(1)	Average price per share excludes excise taxes payable on share repurchases.
ITEM 5. OTHER INFORMATION
Directors and Executive Officers Trading Arrangements
During the period covered by this Quarterly Report on Form 10-Q, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

INDEX
ITEM 6. EXHIBITS

Material Contracts
10.1*
Fiscal Year 2026 Restricted Share Unit Grant Agreement under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program, Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan ●

10.2*
Fiscal Year 2026 Performance Share Unit Grant Agreement under the Executive Long-Term Incentive Plan, under the Business Officer Equity Program, Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan ●

10.3*	Form of the Fiscal Year 2026 Executive Long Term Incentive Plan ●

10.4*	Form of the Fiscal Year 2026 Executive Annual Incentive Plan ●

10.5*	Employment Letter dated July 28, 2020 between Deirdre Silver, Executive Vice President, General Counsel and the Company. ●

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Inline XBRL
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith
**    Furnished herewith
● Indicates management compensatory plan, contract, or arrangement

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHN WILEY & SONS, INC. Registrant

By	/s/ Matthew S. Kissner
Matthew S. Kissner
President and Chief Executive Officer

By	/s/ Craig Albright
Craig Albright
Executive Vice President and Chief Financial Officer

By	/s/ Christopher F. Caridi
Christopher F. Caridi
Senior Vice President, Chief Accounting Officer and Finance Transformation Leader

Dated: September 5, 2025