Form 10-Q
period 2025-10-31
JOHN WILEY & SONS, INC.
filed 2025-12-05
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the Registrant’s classes of common stock as of November 30, 2025 were:
Class A, par value $1.00 – 43,792,357
Class B, par value $1.00 – 8,766,037

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

INDEX
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – UNAUDITED
In thousands

	October 31, 2025	April 30, 2025
Assets:
Current assets
Cash and cash equivalents	$67,404	$85,882
Accounts receivable, net of allowance for credit losses of $13.8 million and $13.2 million, respectively	209,679	228,410
Inventories, net	21,387	22,875
Prepaid expenses and other current assets	82,753	102,717
Total current assets	381,223	439,884

Technology, property and equipment, net	146,796	162,125
Intangible assets, net	581,998	595,044
Goodwill	1,116,174	1,121,505
Operating lease right-of-use assets	62,152	66,128
Other non-current assets	178,396	306,780
Total assets	$2,466,739	$2,691,466

Liabilities and shareholders' equity:
Current liabilities
Accounts payable	$47,654	$60,948
Accrued royalties	126,130	109,765
Short-term portion of long-term debt	10,000	10,000
Contract liabilities	218,787	462,693
Accrued employment costs	52,796	93,117
Short-term portion of operating lease liabilities	16,636	18,282
Other accrued liabilities	68,348	66,051
Total current liabilities	540,351	820,856

Long-term debt	861,713	789,435
Accrued pension liability	72,053	71,899
Deferred income tax liabilities	102,986	105,145
Operating lease liabilities	76,278	81,482
Other long-term liabilities	73,169	70,443
Total liabilities	1,726,550	1,939,260
Commitments and contingencies (Note 18)
Shareholders’ equity
Preferred stock, $1 par value per share: Authorized shares – 2 million, Issued shares - 0	—	—
Class A common stock, $1 par value per share: Authorized shares - 180 million, Issued shares - 70,312 and 70,312 as of October 31, 2025 and April 30, 2025, respectively	70,312	70,312
Class B convertible common stock, $1 par value per share: Authorized shares - 72 million, Issued shares - 12,870 and 12,870 as of October 31, 2025 and April 30, 2025, respectively	12,870	12,870
Additional paid-in-capital	485,009	481,863
Retained earnings	1,609,861	1,591,168
Accumulated other comprehensive loss, net of tax	(481,321)	(478,920)
Less treasury shares at cost (Class A – 26,393 and 25,687 as of October 31, 2025 and April 30, 2025, respectively; Class B – 4,103 and 4,101 as of October 31, 2025 and April 30, 2025, respectively)	(956,542)	(925,087)
Total shareholders’ equity	740,189	752,206
Total liabilities and shareholders' equity	$2,466,739	$2,691,466
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Revenue, net	$421,751	$426,595	$818,551	$830,404

Costs and expenses:
Cost of sales	104,388	107,000	213,647	216,220
Operating and administrative expenses	225,087	238,891	465,417	487,710
Restructuring and related charges	6,032	3,627	9,070	7,497
Amortization of intangible assets	13,248	12,944	26,458	25,871
Total costs and expenses	348,755	362,462	714,592	737,298

Operating income	72,996	64,133	103,959	93,106

Interest expense	(11,670)	(14,463)	(22,712)	(27,250)
Net foreign exchange transaction gains (losses)	956	(3,328)	(15)	(3,094)
Net (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale	(2,309)	369	(3,425)	6,170
Other (expense) income, net	(1,963)	2,226	(2,090)	3,008

Income before taxes	58,010	48,937	75,717	71,940
Provision for income taxes	13,119	8,479	19,126	32,918

Net income	$44,891	$40,458	$56,591	$39,022

Earnings per share
Basic	$0.85	$0.75	$1.06	$0.72
Diluted	$0.84	$0.74	$1.05	$0.71

Weighted average number of common shares outstanding
Basic	53,089	54,191	53,233	54,284
Diluted	53,515	54,850	53,735	54,928
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED
Dollars in thousands

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Net income	$44,891	$40,458	$56,591	$39,022

Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,120)	27,944	(9,972)	42,907
Unamortized retirement costs, net of tax (expense) benefit of $(1,100), $(463), $(1,207), and $166, respectively	2,386	394	6,610	(1,646)
Unrealized (loss) gain on interest rate swaps, net of tax benefit (expense) of $411, $392, $(295), and $392, respectively	(1,180)	(1,054)	961	(9,130)
Total other comprehensive (loss) income	(2,914)	27,284	(2,401)	32,131

Comprehensive income	$41,977	$67,742	$54,190	$71,153
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Dollars in thousands

	Six Months Ended October 31,
	2025	2024
Operating activities
Net income	$56,591	$39,022
Adjustments to reconcile net income to net cash used in operating activities:
Net loss (gain) on sale of businesses, assets, and impairment charges related to assets held-for-sale	3,425	(6,170)
Amortization of intangible assets	26,458	25,871
Amortization of product development assets	7,663	8,622
Depreciation and amortization of technology, property and equipment	38,254	39,478
Restructuring and related charges	9,070	7,497
Stock-based compensation expense	11,463	12,002
Employee retirement plan expense	16,829	16,901
Other noncash charges	2,963	9,238
Net change in operating assets and liabilities	(249,221)	(246,453)
Net cash used in operating activities	(76,505)	(93,992)
Investing activities
Product development spending	(6,296)	(7,127)
Additions to technology, property and equipment	(25,125)	(29,030)
Businesses acquired in purchase transactions, net of cash acquired	—	(915)
Net cash proceeds (transferred) related to the sale of businesses and assets	114,132	(8,117)
Acquisitions of publication rights and other	(10,273)	700
Net cash provided by (used in) investing activities	72,438	(44,489)
Financing activities
Repayments of long-term debt	(425,186)	(621,801)
Borrowings of long-term debt	500,687	805,867
Purchases of treasury shares	(35,085)	(25,421)
Change in book overdrafts	(11,280)	(3,329)
Cash dividends	(37,772)	(38,264)
Impact of tax withholding on stock-based compensation and other	(4,337)	(3,969)
Net cash (used in) provided by financing activities	(12,973)	113,083
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(1,438)	1,441
Cash reconciliation:
Cash and cash equivalents	85,882	99,441
Restricted cash included in Prepaid expenses and other current assets	50	102
Balance at beginning of period	85,932	99,543
Decrease for the period	(18,478)	(23,957)
Cash and cash equivalents	67,404	75,536
Restricted cash included in Prepaid expenses and other current assets	50	50
Balance at end of period	$67,454	$75,586
Cash paid during the period for:
Interest	$21,854	$26,305
Income taxes, net of refunds	$32,150	$29,082
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock	Total shareholders' equity
Balance at July 31, 2025	$70,312	$12,870	$479,827	$1,583,824	$(478,407)	$(935,367)	$733,059
Restricted shares issued under stock-based compensation plans	—	—	(365)	—	—	433	68
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(24)	(24)
Stock-based compensation expense	—	—	5,547	—	—	—	5,547
Purchases of treasury shares	—	—	—	—	—	(21,584)	(21,584)
Class A common stock dividends ($0.3550 per share)	—	—	—	(15,742)	—	—	(15,742)
Class B common stock dividends ($0.3550 per share)	—	—	—	(3,112)	—	—	(3,112)
Comprehensive income, net of tax	—	—	—	44,891	(2,914)	—	41,977
Balance at October 31, 2025	$70,312	$12,870	$485,009	$1,609,861	$(481,321)	$(956,542)	$740,189

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock	Total shareholders' equity
Balance at July 31, 2024	$70,277	$12,905	$473,164	$1,562,666	$(523,592)	$(881,747)	$713,673
Restricted shares issued under stock-based compensation plans	—	—	(510)	—	—	597	87
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(216)	(216)
Stock-based compensation expense	—	—	6,040	—	—	—	6,040
Purchases of treasury shares	—	—	—	—	—	(12,921)	(12,921)
Class A common stock dividends ($0.3525 per share)	—	—	—	(15,988)	—	—	(15,988)
Class B common stock dividends ($0.3525 per share)	—	—	—	(3,162)	—	—	(3,162)
Common stock class conversions	6	(6)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	40,458	27,284	—	67,742
Balance at October 31, 2024	$70,283	$12,899	$478,694	$1,583,974	$(496,308)	$(894,287)	$755,255
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2025	$70,312	$12,870	$481,863	$1,591,168	$(478,920)	$(925,087)	$752,206
Restricted shares issued under stock-based compensation plans	—	—	(8,339)	—	—	8,466	127
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(4,337)	(4,337)
Stock-based compensation expense	—	—	11,485	—	—	—	11,485
Purchases of treasury shares	—	—	—	—	—	(35,584)	(35,584)
Class A common stock dividends ($0.3550 per share)	—	—	—	(31,674)	—	—	(31,674)
Class B common stock dividends ($0.3550 per share)	—	—	—	(6,224)	—	—	(6,224)
Comprehensive income, net of tax	—	—	—	56,591	(2,401)	—	54,190
Balance at October 31, 2025	$70,312	$12,870	$485,009	$1,609,861	$(481,321)	$(956,542)	$740,189

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2024	$70,259	$12,923	$474,406	$1,583,348	$(528,439)	$(872,781)	$739,716
Restricted shares issued under stock-based compensation plans	—	—	(7,718)	—	—	7,884	166
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(3,969)	(3,969)
Stock-based compensation expense	—	—	12,006	—	—	—	12,006
Purchases of treasury shares	—	—	—	—	—	(25,421)	(25,421)
Class A common stock dividends ($0.3525 per share)	—	—	—	(32,070)	—	—	(32,070)
Class B common stock dividends ($0.3525 per share)	—	—	—	(6,326)	—	—	(6,326)
Common stock class conversions	24	(24)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	39,022	32,131	—	71,153
Balance at October 31, 2024	$70,283	$12,899	$478,694	$1,583,974	$(496,308)	$(894,287)	$755,255

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
Recently Issued Accounting Standards

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." This ASU removes the references to software development stages and requires capitalization of software costs when management has committed to the software project and it is probable that the software will be completed and perform its intended use. This ASU is effective for us on May 1, 2028 and interim reporting periods within the fiscal year. Early adoption is permitted. We may elect to apply the ASU using a prospective, modified based on the status of the project and whether software costs were capitalized before the date of adoption, or retrospective transition method. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets." In developing reasonable and supportable forecasts as part of estimating expected credit losses on current accounts receivable and/or current contract assets, we can elect a practical expedient in accordance with this new ASU that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.

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

INDEX
Note 3 — Divestitures
We recorded net pretax (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
CrossKnowledge	$(2,309)	$(438)	$(2,309)	$3,922
University Services	—	—	(934)	1,489
Wiley Edge	—	956	—	788
Tuition Manager	—	—	—	120
Other disposition activity	—	(149)	(182)	(149)
Net (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale	$(2,309)	$369	$(3,425)	$6,170

These charges are reflected in Net (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale on our Unaudited Condensed Consolidated Statements of Net Income.

CrossKnowledge
On August 31, 2024, we completed the sale of CrossKnowledge, which was included in our Held for Sale or Sold segment. In the three and six months ended October 31, 2025, we recognized a loss of $2.3 million related to the sale of this business. Included in the selling price for CrossKnowledge was contingent consideration in the form of an earnout. Due to adverse changes in market conditions during the three months ended October 31, 2025, the business outlook was negatively affected. This would result in no payments being made to Wiley during each of the respective periods. We reduced the fair value of the CrossKnowledge earnout from $1.8 million at the time of sale to zero as of October 31, 2025. In addition, in the three and six months ended October 31, 2025 we recorded a write-off of $0.5 million related to an uncollectible receivable related to CrossKnowledge.
In the three months ended October 31, 2024, upon the completion of the sale we recognized an additional loss of $0.5 million due to subsequent changes in the fair value less costs to sell, as well as changes in the carrying amount of the disposal group. This resulted in a net reduction in the loss of $3.9 million in the six months ended October 31, 2024.
University Services
On January 1, 2024, we completed the sale of University Services which was included in our Held for Sale or Sold segment. On June 5, 2025, Wiley entered into an agreement with Metis Aggregator L.P. and Vistria AP Aggregator, LLC to sell the unsecured promissory note (University Services Seller Note), the contingent consideration in the form of an earnout (University Services Earnout) for fiscal year 2026, and the TVG Investment, and agreed with Education Services Upper Holdings Corp. (Upper Holdings) and Academic Partnerships LLC (Academic Partnerships) on the fiscal year 2025 University Services Earnout for total cash consideration of $119.5 million (Sale Agreement) which was fully paid in June 2025. As a result of this Sale Agreement, all amounts due to Wiley in accordance with the Membership Interest and Asset Purchase Agreement (University Services Agreement) with Academic Partnerships, and Upper Holdings have been settled. As a result of the sale of these assets, we recognized an additional pretax loss of $0.9 million in the six months ended October 31, 2025.
In the six months ended October 31, 2024, we recognized a reduction to the pretax loss on sale of $1.5 million due to third-party customer consents and working capital adjustments.
Wiley Edge
On May 31, 2024, we completed the sale of Wiley Edge with the exception of its India operations which sold on August 31, 2024, which was included in our Held for Sale or Sold segment. In the six months ended October 31, 2024, upon the completion of the sale, we recognized a net gain of $0.8 million, which included $1.0 million in the three months ended October 31, 2024, primarily due to the sale of the India operations, partially offset by subsequent changes in the costs to sell.
The selling price for Wiley Edge included an unsecured promissory note (Inspirit Seller Note). As of October 31, 2025 and April 30, 2025, the Inspirit Seller Note receivable inclusive of interest is $14.9 million and $14.4 million, respectively, and is reflected in Other non-current assets in our Unaudited Condensed Consolidated Statements of Financial Position. The Inspirit Seller Note matures on May 31, 2028 and is prepayable at par plus accrued interest at any time and also if certain conditions are met. The Inspirit Seller Note bears interest at the rate of 8% per annum commencing on May 31, 2024, increasing by 1% per annum each year on the anniversary of issuance. Interest income from the note receivable represents non operating income and was $0.3 million and $0.6 million for the three and six months ended October 31, 2025, respectively, and $0.3 million and $0.5 million for the three and six months ended October 31, 2024, respectively. These amounts are included in Other (expense) income, net on the Unaudited Condensed Consolidated Statements of Net Income.

INDEX
Note 4 — Revenue Recognition, Contracts with Customers
Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by segment and product type

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Research:
Research Publishing	$241,382	$222,667	$473,209	$453,618
Research Solutions	37,132	39,218	86,997	73,576
Total Research	278,514	261,885	560,206	527,194

Learning:
Academic	87,030	94,788	142,502	154,752
Professional	56,207	66,726	115,843	131,076
Total Learning	143,237	161,514	258,345	285,828

Held for Sale or Sold	—	3,196	—	17,382

Total Revenue	$421,751	$426,595	$818,551	$830,404
The following information describes our disaggregation of revenue by segment and product type. Overall, the majority of our revenue is recognized over time.
Research
Total Research revenue was $278.5 million and $560.2 million in the three and six months ended October 31, 2025, respectively. Research products are sold and distributed globally through multiple channels. The majority of revenue generated from Research products is recognized over time.
We disaggregated revenue by Research Publishing and Research Solutions to reflect the different type of products and services provided.
Research Publishing Products
Research Publishing products provide scientific, technical, medical, and scholarly journals, as well as related content and services to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Research Publishing revenue was $241.4 million and $473.2 million in the three and six months ended October 31, 2025, respectively, and the majority is recognized over time.
In the three and six months ended October 31, 2025, Research Publishing products generated approximately 87% and 88%, respectively, of their revenue from contracts with its customers from Journal Subscriptions (pay to read) and Transformational Agreements (read and publish) under multiyear arrangements, and Open Access (pay to publish). The remaining revenue is from Licensing and ancillary products.
Research Solutions Products and Services

Research Solutions revenue was $37.1 million and $87.0 million in the three and six months ended October 31, 2025, respectively, and the majority is recognized over time.

INDEX
Research Solutions products and services generated approximately 45% and 57% of their revenue in the three and six months ended October 31, 2025, respectively, from contracts with customers that include artificial intelligence (AI) license revenue that includes content which Wiley has licensed from other publishers; and platform and workflow solutions for societies and publishers, which includes production and content hosting, submissions and peer review support, editorial, and copy editing services. Included within platforms is our Atypon® publishing platform for societies and publishers. The remainder of the revenue within Research Solutions from contracts with customers includes corporate solutions such as managed services which includes advertising, and full sales and marketing services for publishers and societies; recruitment platform and services; spectral databases; and projects which includes content creation and distribution, digital events, and webinars.
Learning

Total Learning revenue was $143.2 million and $258.3 million in the three and six months ended October 31, 2025, respectively. We disaggregated revenue by Academic and Professional to reflect the different types of products and services provided.
Academic

Academic products revenue was $87.0 million and $142.5 million in the three and six months ended October 31, 2025, respectively. Products and services including scientific, professional, and education print and digital books, and digital courseware to libraries, corporations, students, professionals, and researchers. Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks and other online applications.

In the three and six months ended October 31, 2025, Academic products generated approximately 57% and 59%, respectively, of their revenue from contracts with their customers for print and digital publishing, which is recognized at a point in time. Digital Courseware products in the three and six months ended October 31, 2025, generated approximately 36% and 28%, respectively, of their revenue from contracts with their customers which is recognized over time. The remainder of their revenues were from Licensing and ancillary products, which have a mix of revenue recognized at a point in time and over time.
Professional
Professional products revenue was $56.2 million and $115.8 million in the three and six months ended October 31, 2025, respectively. Professional provides learning, development, publishing, and assessment services for businesses and professionals. Our professional publishing produces books, which includes business and finance, technology, professional development for educators, test preparation books and other professional categories, as well as the For Dummies® brand. Products are sold to brick-and-mortar and online retailers, wholesalers who supply such bookstores, college bookstores, individual practitioners, corporations, and government agencies.

In the three and six months ended October 31, 2025, Professional products generated approximately 52% and 51%, respectively, of their revenue from contracts with their customers for professional publishing, which is recognized at a point in time. Our assessments offering, in the three and six months ended October 31, 2025, generated approximately 35% and 33%, respectively, of their revenue from contracts with their customers which has a mix of revenue recognized at a point in time and over time. The remainder of Professional revenues were from Licensing and ancillary products which has a mix of revenue recognized at a point in time and over time.

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

INDEX
The following table provides information about accounts receivable, net and contract liabilities from contracts with customers.

	October 31, 2025	April 30, 2025	(Decrease)/ Increase
Balances from contracts with customers:
Accounts receivable, net	$209,679	$228,410	$(18,731)
Contract liabilities (1)	$218,787	$462,693	$(243,906)
Contract liabilities (included in Other long-term liabilities)	$18,495	$16,725	$1,770

(1)	The sales return reserve recorded in Contract liabilities is $14.9 million and $15.1 million, as of October 31, 2025 and April 30, 2025, respectively.
For the six months ended October 31, 2025, we estimate that we recognized as revenue approximately 74% of the current contract liability balance at April 30, 2025. For the six months ended October 31, 2024, we estimated that we recognized as revenue approximately 74% of the current contract liability balance at April 30, 2024.
The decrease in contract liabilities excluding the sales return reserve was primarily driven by revenue earned on journal subscription agreements, transformational agreements, and open access, partially offset by renewals of journal subscription agreements, transformational agreements, and open access.
Remaining Performance Obligations included in Contract Liability
As of October 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $237.3 million, which includes the sales return reserve of $14.9 million. Excluding the sales return reserve, we expect that approximately $203.9 million will be recognized in the next twelve months with the remaining $18.5 million to be recognized thereafter.
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
Our assets associated with incremental costs to fulfill a contract, were $2.0 million and $2.2 million at October 31, 2025 and April 30, 2025, respectively, and are included within Other non-current assets on our Unaudited Condensed Consolidated Statements of Financial Position. We recorded amortization expense related to these assets within Cost of sales on our Unaudited Condensed Consolidated Statements of Net Income as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Amortization expense	$187	$277	$464	583

INDEX
Sales and value-added taxes are excluded from revenues. Shipping and handling costs, which are primarily incurred within the Learning segment, occur before the transfer of control of the related goods. Therefore, in accordance with the revenue standard, it is not considered a promised service to the customer and would be considered a cost to fulfill our promise to transfer the goods. Costs incurred for third party shipping and handling are primarily reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net Income and were incurred as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Shipping and handling costs	$5,961	$6,098	$11,541	$11,912
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
For operating leases, the ROU assets and liabilities are presented on our Unaudited Condensed Consolidated Statements of Financial Position as follows:

	October 31, 2025	April 30, 2025
Operating lease ROU assets	$62,152	$66,128
Short-term portion of operating lease liabilities	16,636	18,282
Operating lease liabilities, non-current	$76,278	$81,482
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

INDEX
Our total net lease costs are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Operating lease cost	$3,559	$3,673	$7,163	$7,128
Variable lease cost	217	212	427	455
Short-term lease cost	76	82	178	214
Sublease income	(91)	(118)	(186)	(407)
Total net lease cost (1)	$3,761	$3,849	$7,582	$7,390

(1)
Total net lease cost does not include those costs and sublease income for operating leases we had identified as part of our restructuring programs that would be subleased. The costs and sublease income for those leases are included in Restructuring and related charges on our Unaudited Condensed Consolidated Statements of Net Income. See Note 9, “Restructuring and Related Charges” for more information on these programs.

Other supplemental information includes the following:

	Six Months Ended October 31,
	2025	2024
Weighted-average remaining contractual lease term (years)	6	7
Weighted-average discount rate	6.21%	6.13%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,656	$10,741
Operating lease liabilities arising from obtaining ROU assets	$2,046	$447
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in our Unaudited Condensed Consolidated Statement of Financial Position as of October 31, 2025:

Fiscal Year	Operating Lease Liabilities
2026 (remaining 6 months)	$11,376
2027	19,377
2028	16,347
2029	15,078
2030	14,609
Thereafter	35,994
Total future undiscounted minimum lease payments	112,781

Less: Imputed interest	19,867

Present value of minimum lease payments	92,914

Less: Current portion	16,636

Noncurrent portion	$76,278

INDEX
Note 6 — Stock-Based Compensation

The Company provides stock-based compensation to its employees and non-employee directors, which may include restricted stock units (RSU), performance-based stock awards (PSU), and stock options (collectively, stock-based awards). We recognize the grant date fair value of stock-based compensation in net income generally on a straight-line basis, net of estimated forfeitures over the requisite service period. We recognized stock-based compensation expense on a pretax basis as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Stock-based compensation expense	$5,564	$6,034	$11,463	$12,002

Performance-Based and Other Restricted Stock Activity

Under the terms of our long-term incentive plans, PSU awards are payable in restricted shares of our Class A Common Stock upon the achievement of certain three-year or less financial performance-based targets. The measurement of performance is based on actual financial results for targets established up to three years in advance or less. During each three-year period or less, we adjust compensation expense based upon our best estimate of expected performance.
We may also grant individual RSU awards payable in restricted shares of our Class A Common Stock to key employees in connection with their employment.
The following table summarizes awards we granted to employees (shares in thousands):

	Six Months Ended October 31,
	2025	2024
Restricted Stock:
Awards granted (shares)	552	708
Weighted average fair value of grant	$43.71	$43.01
Stock Option Activity
There were no stock option awards granted during the six months ended October 31, 2025 and 2024.

INDEX
Note 7 — Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of tax, for the three and six months ended October 31, 2025 and 2024 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total
Balance at July 31, 2025	$(270,400)	$(204,966)	$(3,041)	$(478,407)
Other comprehensive (loss) income before reclassifications	(4,120)	1,067	(830)	(3,883)
Amounts reclassified from accumulated other comprehensive loss	—	1,319	(350)	969
Total other comprehensive (loss) income	(4,120)	2,386	(1,180)	(2,914)
Balance at October 31, 2025	$(274,520)	$(202,580)	$(4,221)	$(481,321)

Balance at April 30, 2025	$(264,548)	$(209,190)	$(5,182)	$(478,920)
Other comprehensive (loss) income before reclassifications	(9,972)	2,785	1,753	(5,434)
Amounts reclassified from accumulated other comprehensive loss	—	3,825	(792)	3,033
Total other comprehensive (loss) income	(9,972)	6,610	961	(2,401)
Balance at October 31, 2025	$(274,520)	$(202,580)	$(4,221)	$(481,321)

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total
Balance at July 31, 2024	$(318,864)	$(202,962)	$(1,766)	$(523,592)
Other comprehensive income (loss) before reclassifications	4,717	(1,142)	189	3,764
Amounts reclassified from accumulated other comprehensive loss	23,227	1,536	(1,243)	23,520
Total other comprehensive income (loss)	27,944	394	(1,054)	27,284
Balance at October 31, 2024	$(290,920)	$(202,568)	$(2,820)	$(496,308)

Balance at April 30, 2024	$(333,827)	$(200,922)	$6,310	$(528,439)
Other comprehensive income (loss) before reclassifications	19,680	(4,691)	(6,599)	8,390
Amounts reclassified from accumulated other comprehensive loss	23,227	3,045	(2,531)	23,741
Total other comprehensive income (loss)	42,907	(1,646)	(9,130)	32,131
Balance at October 31, 2024	$(290,920)	$(202,568)	$(2,820)	$(496,308)
In connection with the sale of Wiley Edge and CrossKnowledge, in the three and six months ended October 31, 2024, we reclassified $23.2 million of cumulative translation adjustments out of Accumulated Other Comprehensive Loss and included in the Net (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale in our Unaudited Condensed Consolidated Statements of Net Income.

INDEX
During the three and six months ended October 31, 2025, pretax actuarial losses included in Unamortized Retirement Costs of approximately $2.2 million and $4.3 million, respectively, and in the three and six months ended October 31, 2024, of approximately $2.0 million and $4.1 million, respectively, were amortized from Accumulated other comprehensive loss and recognized as pension and post-retirement benefit expense primarily in Operating and administrative expenses and Other (expense) income, net on our Unaudited Condensed Consolidated Statements of Net Income.

Our policy for releasing the income tax effects from accumulated other comprehensive (loss) income is to release when the corresponding pretax accumulated other comprehensive (loss) income items are reclassified to earnings.
Note 8 — Reconciliation of Weighted Average Shares Outstanding
Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes any common shares available to be issued upon the exercise of unvested, outstanding restricted stock units and other stock awards if such inclusions would be dilutive. The shares associated with PSU awards are considered contingently issuable shares and are included in the diluted weighted average number of common shares outstanding based on when they have met the performance conditions, and when their effect is dilutive. We determine the potentially dilutive common shares for all awards using the treasury stock method.
A reconciliation of the shares used in the computation of earnings per share follows (shares in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Weighted average shares outstanding	53,089	54,191	53,233	54,284
Shares used for basic earnings per share	53,089	54,191	53,233	54,284
Dilutive effect of unvested restricted stock units and other stock awards	426	659	502	644
Shares used for diluted earnings per share	53,515	54,850	53,735	54,928
Antidilutive options to purchase Class A common shares, restricted shares, and contingently issuable restricted stock which are excluded from the table above	1,044	581	948	598

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

The following tables summarize the pretax restructuring and related charges (credits) related to the Global Restructuring Program:

	Three Months Ended October 31,		Six Months Ended October 31,		Total Charges Incurred to Date
	2025	2024	2025	2024
Charges (Credits) by Segment:
Research	$297	$939	$549	$3,262	$20,419
Learning	(21)	110	103	337	20,870
Held for Sale or Sold	—	125	—	(117)	12,995
Corporate Expenses	5,791	2,507	8,474	7,748	94,625
Total Restructuring and Related Charges	$6,067	$3,681	$9,126	$11,230	$148,909

Charges (Credits) by Activity:
Severance and termination benefits	$2,116	$2,244	$4,078	$8,026	$79,057
Impairment of operating lease ROU assets and technology, property and equipment	—	—	—	—	23,395
Acceleration of expense related to operating lease ROU assets, technology, property and equipment, and intangible assets	—	—	—	—	8,074
Facility related charges, net	1,141	1,365	2,133	2,767	14,786
Consulting costs (credits)	2,774	(116)	2,836	(672)	14,745
Other activities	36	188	79	1,109	8,852
Total Restructuring and Related Charges	$6,067	$3,681	$9,126	$11,230	$148,909

The severance related charges are for certain employees affected by the reduction in force under this program who are entitled to severance payments and certain termination benefits.

In the three and six months ended October 31, 2025 we incurred ongoing facility-related costs associated with certain properties. Consulting costs primarily relate to third-party advisors engaged for technology related transformation initiatives, and operational and performance improvement services.

INDEX
In the three and six months ended October 31, 2024 we incurred ongoing facility-related costs associated with certain properties, consulting credits, and other costs for other activities, which includes relocation and other employee related costs. In the three and six months ended October 31, 2024 the credits in consulting costs are due to changes in the estimates for previously accrued costs.

The following table summarizes the activity for the Global Restructuring Program liability for the six months ended October 31, 2025:

	April 30, 2025	Charges	Payments	Foreign Translation & Other Adjustments	October 31, 2025
Severance and termination benefits	$6,622	$4,078	$(6,999)	$56	$3,757
Consulting costs	927	2,836	(3,610)	(3)	150
Other activities	289	79	(32)	(1)	335
Total	$7,838	$6,993	$(10,641)	$52	$4,242

Approximately $3.5 million of the restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs and approximately $0.3 million is reflected in Other long-term liabilities on our Unaudited Condensed Consolidated Statement of Financial Position. The liabilities for Consulting costs and Other activities are reflected in Other accrued liabilities on our Unaudited Condensed Consolidated Statement of Financial Position.

Business Optimization Program

For both the three and six months ended October 31, 2025, we recorded net pretax restructuring credits of less than $(0.1) million related to this program.

For the three and six months ended October 31, 2024, we recorded net pretax restructuring credits of less than $(0.1) million and $(3.7) million, respectively, related to this program. The credits in the six months ended October 31, 2024 are primarily due to the termination of a portion of a lease that was previously impaired in our Corporate Expenses category.

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

The following tables present a summary of our Adjusted Operating Income (Loss) by segment, and the reconciliation to Income before taxes:

	Three Months Ended October 31, 2025
	Research	Learning	Held for Sale or Sold	Total
Revenue	$278,514	$143,237	$—	$421,751
Cost of sales	73,675	30,713	—	104,388
Direct expenses	82,171	36,499	—	118,670
Allocated Corporate expenses	41,493	27,236	—	68,729
Amortization of intangible assets	11,214	2,034	—	13,248
Adjusted Operating Income by segment	$69,961	$46,755	$—	$116,716
Reconciliation of Adjusted Operating Income by segment to Income before taxes
Adjusted unallocated Corporate expenses(1)				(37,580)
Restructuring and related charges(2)				(6,032)
Interest expense				(11,670)
Net foreign exchange transaction gains				956
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale				(2,309)
Other expense, net				(1,963)
Legal settlement(3)				(108)
Income before taxes				$58,010

INDEX

	Three Months Ended October 31, 2024
	Research	Learning	Held for Sale or Sold	Total
Revenue	$261,885	$161,514	$3,196	$426,595
Cost of sales	67,527	38,188	1,285	107,000
Direct expenses	83,035	36,103	2,403	121,541
Allocated Corporate expenses	40,710	29,331	567	70,608
Amortization of intangible assets	11,086	2,021	—	13,107
Adjusted Operating Income (Loss) by segment	$59,527	$55,871	$(1,059)	$114,339
Reconciliation of Adjusted Operating Income by segment to Income before taxes
Adjusted unallocated Corporate expenses(1)				(46,579)
Restructuring and related charges(2)				(3,627)
Interest expense				(14,463)
Net foreign exchange transaction losses				(3,328)
Net gain on sale of businesses and impairment charges related to assets held-for-sale				369
Other income, net				2,226
Income before taxes				$48,937

	Six Months Ended October 31, 2025
	Research	Learning	Held for Sale or Sold	Total
Revenue	$560,206	$258,345	$—	$818,551
Cost of sales	154,428	59,219	—	213,647
Direct expenses	170,758	71,080	—	241,838
Allocated Corporate expenses	86,474	55,515	—	141,989
Amortization of intangible assets	22,337	4,121	—	26,458
Adjusted Operating Income by segment	$126,209	$68,410	$—	$194,619
Reconciliation of Adjusted Operating Income by segment to Income before taxes
Adjusted unallocated Corporate expenses(1)				(81,482)
Restructuring and related charges(2)				(9,070)
Interest expense				(22,712)
Net foreign exchange transaction losses				(15)
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale				(3,425)
Other expense, net				(2,090)
Legal settlement(3)				(108)
Income before taxes				$75,717

INDEX

	Six Months Ended October 31, 2024
	Research	Learning	Held for Sale or Sold	Total
Revenue	$527,194	$285,828	$17,382	$830,404
Cost of sales	138,249	70,216	7,755	216,220
Direct expenses	169,472	74,036	10,364	253,872
Allocated Corporate expenses	82,602	59,139	2,841	144,582
Amortization of intangible assets	22,128	4,066	—	26,194
Adjusted Operating Income (Loss) by segment	$114,743	$78,371	$(3,578)	$189,536
Reconciliation of Adjusted Operating Income by segment to Income before taxes
Adjusted unallocated Corporate expenses(1)				(88,933)
Restructuring and related charges(2)				(7,497)
Interest expense				(27,250)
Net foreign exchange transaction losses				(3,094)
Net gain on sale of businesses and impairment charges related to assets held-for-sale				6,170
Other income, net				3,008
Income before taxes				$71,940

(1)	Corporate expenses include certain costs that are not allocated to the reportable segments.
(2)	See Note 9, “Restructuring and Related Charges” for these charges by segment.
(3)
In the three months ended October 31, 2025, we settled a litigation matter related to consideration for a previous acquisition for $0.1 million which is included in Corporate Operating and administrative expenses.

See Note 4, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the three and six months ended October 31, 2025 and 2024.
The following tables present a summary of depreciation and amortization expense by segment:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Research	$23,319	$22,522	$46,704	$45,081
Learning	10,680	10,897	20,524	22,191
Held for Sale or Sold(1)	—	—	—	—
Total depreciation and amortization	$33,999	$33,419	$67,228	$67,272
Corporate depreciation and amortization	1,930	3,299	5,147	6,699
Total depreciation and amortization	$35,929	$36,718	$72,375	$73,971

(1)	We ceased to record depreciation and amortization of long-lived assets for these businesses as of the date the assets were classified as held-for-sale.

INDEX
Note 11 — Inventories
Inventories, net consisted of the following:

	October 31, 2025	April 30, 2025
Finished goods	$26,460	$27,581
Work-in-process	571	632
Paper and other materials	80	124
Total inventories before estimated sales returns and LIFO reserve	$27,111	$28,337
Inventory value of estimated sales returns	3,780	4,042
LIFO reserve	(9,504)	(9,504)
Inventories, net	$21,387	$22,875
Note 12 — Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity in goodwill by segment as of October 31, 2025:

	April 30, 2025 (1)	Foreign Translation Adjustment	October 31, 2025
Research	$639,434	$(8,926)	$630,508
Learning	482,071	3,595	485,666
Total	$1,121,505	$(5,331)	$1,116,174

(1)	As of April 30, 2025, the Held for Sale or Sold segment goodwill balance is zero. It includes accumulated pretax noncash goodwill impairments of $318.2 million.

Intangible Assets
Intangible assets, net were as follows:

	October 31, 2025	April 30, 2025 ⁽¹⁾
Intangible assets with definite lives, net:
Content and publishing rights	$411,401	$417,982
Customer relationships	30,360	35,041
Developed technology	9,526	12,406
Brands and trademarks	4,686	5,054
Covenants not to compete	—	9
Total intangible assets with definite lives, net	455,973	470,492
Intangible assets with indefinite lives:
Brands and trademarks	37,000	37,000
Publishing rights	89,025	87,552
Total intangible assets with indefinite lives	126,025	124,552
Total intangible assets, net	$581,998	$595,044

(1)
The developed technology balance as of April 30, 2025 is presented net of accumulated impairments and write-offs of $2.8 million. The indefinite-lived brands and trademarks balance as of April 30, 2025 is net of accumulated impairments of $93.1 million.

INDEX
Note 13 — Income Taxes

The Company's effective income tax rate for the three and six months ended October 31, 2025, respectively, was 22.6% and 25.3% compared with 17.3% and 45.8% for the three and six months ended October 31, 2024.

The change in the effective income tax rate for the three and six months ended October 31, 2025 compared to the three and six months ended October 31, 2024 was primarily due to a change in jurisdictional mix of earnings and a deferred tax benefit being recorded this year as a result of the enactment of tax rate reductions in Germany.

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

Under US GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Upon initial assessment of the elective tax measures, we determined the impact of these to be insignificant and reflected these in our financial statements using management’s best estimate through the second quarter of fiscal year 2026. We are continuing to evaluate the full year impact of the OBBBA and, based on our preliminary analysis, we do not anticipate a material effect on our consolidated financial statements for the year ended April 30, 2026.

.

INDEX
Note 14 — Retirement Plans
The components of net pension expense for our defined benefit plans were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Service cost	$132	$138	$249	$304
Interest cost	7,583	7,043	14,663	14,171
Expected return on plan assets	(7,282)	(6,883)	(14,031)	(13,851)
Amortization of prior service cost	(23)	(22)	(47)	(41)
Amortization of net actuarial loss	2,302	2,031	4,411	4,090
Curtailment/settlement (credit)	—	(180)	—	(180)
Net pension expense	$2,712	$2,127	$5,245	$4,493
In the three and six months ended October 31, 2024, due to the sale of the CrossKnowledge business, there was a curtailment and a settlement credit due to the divestment of the CrossKnowledge Pension Plan of $0.2 million which is primarily reflected in Other (expense) income, net on our Unaudited Condensed Consolidated Statements of Net Income.
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
Employer defined benefit pension plan contributions were $1.1 million and $2.2 million for the three and six months ended October 31, 2025, respectively, and $3.9 million and $7.5 million for the three and six months ended October 31, 2024, respectively.
Defined Contribution Savings Plans
The expense for employer defined contribution savings plans was $4.9 million and $11.6 million for the three and six months ended October 31, 2025, respectively, and $5.1 million and $12.4 million for the three and six months ended October 31, 2024, respectively.

INDEX
Note 15 — Debt and Available Credit Facilities
Our total debt outstanding consisted of the amounts set forth in the following table:

	October 31, 2025	April 30, 2025
Short-term portion of long-term debt(1)	$10,000	$10,000

Term loan A - Amended and Restated CA(2)	169,662	174,581
Revolving credit facility - Amended and Restated CA	692,051	614,854
Total long-term debt, less current portion	861,713	789,435

Total debt	$871,713	$799,435

(1)	Relates to our term loan A under the Amended and Restated CA.
(2)	Amounts are shown net of unamortized issuance costs of $0.3 million as of October 31, 2025 and $0.4 million as of April 30, 2025.
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

The Amended and Restated CA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of October 31, 2025.

The amortization expense of the costs incurred related to the Amended and Restated CA related to the lender and non-lender fees is recognized over a five-year term for credit commitments that mature in November 2027 and an 18-month term for credit commitments that matured in May 2024. Total amortization expense included in Interest expense on our Unaudited Condensed Consolidated Statements of Net Income is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Amortization expense	$284	$284	$568	$577

Lines of Credit

We have other lines of credit aggregating $1.0 million at various interest rates. There were no outstanding borrowings under these credit lines at October 31, 2025 and April 30, 2025.

As of October 31, 2025, our total available lines of credit including the Amended and Restated RCA were approximately $1,295.5 million, of which approximately $423.5 million was unused. We had letters of credit of $0.5 million outstanding under the Amended and Restated CA, and the aggregate stated amount outstanding of these letter of credits reduces the total borrowing base available under the Amended and Restated CA.

The weighted average interest rates on total debt outstanding during the three and six months ended October 31, 2025 were 5.44% and 5.45%, respectively. The weighted average interest rates on total debt outstanding during the three and six months ended October 31, 2024 were 6.09% and 6.11%, respectively. As of October 31, 2025 and April 30, 2025, the weighted average interest rates for total debt were 5.38% and 5.57%, respectively.

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
Interest Rate Contracts
As of October 31, 2025, we had total debt outstanding of $871.7 million, net of unamortized issuance costs of $0.3 million. The $872.0 million of debt outstanding are variable rate loans under the Amended and Restated CA. The carrying value of the debt approximates fair value.
As of October 31, 2025 and April 30, 2025, the interest rate swap agreements we maintained were designated as fully effective cash flow hedges as defined under ASC Topic 815, “Derivatives and Hedging.” As a result, the impact on our Unaudited Condensed Consolidated Statements of Net Income from changes in the fair value of the interest rate swaps was fully offset by changes in the interest expense on the underlying variable rate debt instruments. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.
As of October 31, 2025 and April 30, 2025, we had interest rate swaps outstanding with a combined notional amount of $500.0 million, respectively, that were designated as cash flow hedges.
We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of our interest rate swaps designated as cash flow hedges are reflected on our Unaudited Condensed Consolidated Statements of Financial Position as follows:

Asset (Liability)	Balance Sheet Location	October 31, 2025	April 30, 2025
Current asset portion	Prepaid expenses and other current assets	$112	$197
Current liability portion	Other accrued liabilities	(41)	(118)
Non-current liability portion	Other long-term liabilities	(2,236)	(3,438)
Total cash flow hedges		$(2,165)	$(3,358)

The effect of our interest rate swaps on our Unaudited Condensed Consolidated Statements of Comprehensive Income and Unaudited Condensed Consolidated Statements of Net Income are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Amount of pretax (losses) gains recognized in Other comprehensive (loss) income	$(1,127)	$210	$2,307	$(6,150)
Amount of pretax gains reclassified from Accumulated other comprehensive loss into Interest expense	$465	$1,656	$1,052	$3,371
Foreign Currency Contracts
We may enter into foreign currency forward contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The foreign currency forward exchange contracts are marked to market through Net foreign exchange transaction gains (losses) on our Unaudited Condensed Consolidated Statements of Net Income and carried at fair value on our Unaudited Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Net foreign exchange transaction gains (losses) on our Unaudited Condensed Consolidated Statements of Net Income.
As of October 31, 2025 and April 30, 2025, we did not maintain any open foreign currency forward contracts. In addition, we did not maintain any open foreign currency forward contracts during the six months ended October 31, 2025 and 2024.

INDEX
Note 17 — Capital Stock and Changes in Capital Accounts
Share Repurchases
During the three months ended July 31, 2025, our Board of Directors approved an additional share repurchase program of $250 million of Class A or B Common Stock. No share repurchases were made under this program during the six months ended October 31, 2025. The share repurchase program is in addition to the share repurchase program approved by our Board of Directors during the year ended April 30, 2020 of $200 million of Class A or B Common Stock. As of October 31, 2025, we had authorization from our Board of Directors to purchase up to $22.4 million that was remaining under this program.
The following table summarizes the share repurchases of Class A and Class B Common Stock (shares in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Shares repurchased - Class A	552	261	883	556
Shares repurchased - Class B	1	1	2	1
Average Price - Class A and Class B	$38.11	$47.76	$39.65	$44.89
The average price per share excludes excise taxes payable on share repurchases and may differ from the share repurchases reflected in Purchases of treasury shares in our Unaudited Condensed Consolidated Statements of Cash Flows. As of October 31, 2025, total shares repurchased include unsettled purchases.
Dividends
We declared and paid quarterly cash dividends on our Class A and Class B Common Stock for a total of $37.8 million and $38.3 million in the six months ended October 31, 2025 and 2024, respectively.

INDEX
Changes in Common Stock
The following is a summary of changes during the six months ended October 31, in shares of our common stock and common stock in treasury (shares in thousands):

Changes in Class A Common Stock:	2025	2024
Number of shares, beginning of year	70,312	70,259
Common stock class conversions	—	24
Number of shares issued, end of period	70,312	70,283

Changes in Class A Common Stock in treasury:
Number of shares held, beginning of year	25,687	24,828
Restricted shares issued under stock-based compensation plans	(272)	(256)
Impact of tax withholding on stock-based compensation and other	95	96
Purchases of treasury shares	883	556
Number of shares held, end of period	26,393	25,224
Number of Class A Common Stock outstanding, end of period	43,919	45,059

Changes in Class B Common Stock:	2025	2024
Number of shares, beginning of year	12,870	12,923
Common stock class conversions	—	(24)
Number of shares issued, end of period	12,870	12,899

Changes in Class B Common Stock in treasury:
Number of shares held, beginning of year	4,101	3,928
Purchases of treasury shares	2	1
Number of shares held, end of period	4,103	3,929
Number of Class B Common Stock outstanding, end of period	8,767	8,970

INDEX
Note 18 — Commitments and Contingencies
Legal Proceedings
We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of October 31, 2025, will not have a material effect upon our consolidated financial condition or results of operations.
Anthropic Class-Action Lawsuit

In August 2024, certain authors filed a class-action lawsuit against Anthropic in the US District Court for the Northern District of California. They alleged that Anthropic used their copyrighted content, obtained through piracy, to train its AI models. In August 2025, a settlement was reached pursuant to which Anthropic will pay $1.5 billion into a settlement fund, which will be used to make cash payments to class members and cover certain costs in the case. The court preliminarily approved the settlement on September 25, 2025. We are aware that our content is included in the pirated copyrighted content and will be submitting claims for such works with the settlement administrator. The Company's portion of the settlement has not yet been determined.

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
OVERVIEW

Wiley is a global leader in authoritative content and research intelligence for the advancement of scientific discovery, innovation, and learning. The Company’s content, services, platforms, and knowledge networks are tailored to meet the evolving needs of its customers and partners, including researchers, students, instructors, professionals, institutions, and corporations. Wiley is a predominantly digital company with over 83% of its Adjusted Revenue for the year ended April 30, 2025 generated by digital products and services. For the year ended April 30, 2025, 48% of Adjusted Revenue is recurring which includes revenue that is contractually obligated or set to recur with a high degree of certainty. See below for the reconciliation of consolidated Revenue to Adjusted Revenue.
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

INDEX
RESULTS OF OPERATIONS – THREE MONTHS ENDED OCTOBER 31, 2025
SECOND QUARTER SUMMARY
•US GAAP Results: Consolidated Revenue of $421.8 million (-1%, compared with the prior year), Operating Income of $73.0 million (+14%, compared with the prior year), and Diluted Earnings per Share of $0.84 (+14% , compared with the prior year).
•Adjusted Results at Constant Currency (excluding Held for Sale or Sold segment results): Adjusted Revenue of $421.8 million (-1%, compared with the prior year), Adjusted Operating Income of $79.1 million (+14%, compared with the prior year), Adjusted EBITDA of $115.1 million (+8%, compared with the prior year), and Adjusted EPS of $1.10 (+12% , compared with the prior year).

CONSOLIDATED RESULTS OF OPERATIONS
Revenue:
Revenue for the three months ended October 31, 2025 decreased $4.8 million, or 1%, as compared with the prior year. On a constant currency basis, revenue decreased 2% as compared with the prior year. Excluding the revenues from the Held for Sale or Sold segment, Adjusted Revenue decreased 1% on a constant currency basis. Artificial intelligence (AI) license revenue was $6.0 million for the three months ended October 31, 2025 as compared with $4 million in the prior year.
Adjusted Revenue
Below is a reconciliation of our consolidated US GAAP Revenue, net to Non-GAAP Adjusted Revenue, net:

	Three Months Ended October 31,
	2025	2024
US GAAP Revenue, net	$421,751	$426,595
Less: Held for Sale or Sold segment	—	(3,196)
Non-GAAP Adjusted Revenue, net	$421,751	$423,399
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:

Cost of sales for the three months ended October 31, 2025 of $104.4 million decreased $2.6 million, or 2% as compared with the prior year. On a constant currency basis, cost of sales decreased 3% as compared with the prior year primarily due to lower inventory costs and, to a lesser extent, the prior year including employee costs primarily related to the Wiley Edge business which was sold on May 31, 2024, with the exception of its India operations which sold on August 31, 2024.

Excluding the cost of sales from the Held for Sale or Sold segment, cost of sales decreased 2% as compared with the prior year on a constant currency basis primarily due to lower inventory costs.

Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended October 31, 2025 of $225.1 million decreased $13.8 million, or 6% as compared with the prior year. On a constant currency basis, operating and administrative expenses decreased 7% and excluding expenses from Held for Sale or Sold segment on a constant currency basis decreased 5%, as compared with the prior year. These declines were primarily due to restructuring and cost savings initiatives resulting in lower employee costs, professional fees and, to a lesser extent, lower travel and entertainments costs. This was partially offset by higher bad debt expense.

INDEX
Restructuring and Related Charges:

We recorded restructuring and related charges in the three months ended October 31, 2025 and 2024 of $6.0 million and $3.6 million, respectively. These charges are reflected in Restructuring and related charges on our Unaudited Condensed Consolidated Statements of Net Income.

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

Excluding actions related to the Held for Sale or Sold segment, we anticipate to yield annualized cost savings of approximately $115 million, with approximately $110 million of that to be realized in fiscal year 2026 from actions taken starting in fiscal year 2024.

For the three months ended October 31, 2025 and 2024, we recorded pretax restructuring charges of $6.1 million and $3.7 million, respectively, related to this program.

See Note 9, “Restructuring and Related Charges” for more details on the Global Restructuring Program charges.

Business Optimization Program

For both the three months ended October 31, 2025 and 2024, we recorded net pretax restructuring credits of less than $(0.1) million related to this program.

See Note 9, “Restructuring and Related Charges” for more details on the Business Optimization Program credits.

For the impact of our restructuring programs on diluted earnings per share, see the section below, “Diluted Earnings per Share.”

Amortization of Intangible Assets:

Amortization of intangible assets was $13.2 million for the three months ended October 31, 2025, an increase of $0.3 million, or 2%, as compared with the prior year. On a constant currency basis, amortization of intangible assets increased 1% as compared with the prior year primarily due to amortization expense related to acquired definite lived intangible assets, including those acquired as part of an acquisition, partially offset by the completion of amortization of certain acquired intangible assets.

Operating Income, Adjusted Operating Income (OI) and Adjusted EBITDA:

Operating income for the three months ended October 31, 2025 of $73.0 million increased $8.9 million, or 14% as compared with the prior year. On a constant currency basis, operating income increased 13% as compared with the prior year. The increase was primarily due to lower operating and administrative expenses and, to a lesser extent, lower cost of sales, partially offset by a decrease in revenue and, to a lesser extent, higher restructuring charges.
Adjusted OI on a constant currency basis for the three months ended October 31, 2025 increased 14% as compared with the prior year. The increase in Adjusted OI was primarily due to lower operating and administrative expenses, partially offset by a decrease in Adjusted Revenue.

INDEX
Adjusted EBITDA on a constant currency basis for the three months ended October 31, 2025 increased 8% as compared with the prior year primarily due to lower operating and administrative expenses, partially offset by a decrease in Adjusted Revenue.
Adjusted OI
Below is a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted OI:

	Three Months Ended October 31,
	2025	2024
US GAAP Operating Income	$72,996	$64,133
Adjustments:
Restructuring and related charges	6,032	3,627
Held for Sale or Sold segment Adjusted Operating Loss	—	1,059
Legal settlement	108	—
Non-GAAP Adjusted OI	$79,136	$68,819
Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net Income to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended October 31,
	2025	2024
Net Income	$44,891	$40,458
Interest expense	11,670	14,463
Provision for income taxes	13,119	8,479
Depreciation and amortization	35,929	36,718
Non-GAAP EBITDA	105,609	100,118
Restructuring and related charges	6,032	3,627
Net foreign exchange transaction (gains) losses	(956)	3,328
Net loss (gain) on sale of businesses, assets, and impairment charges related to assets held-for-sale	2,309	(369)
Other expense (income), net	1,963	(2,226)
Held for Sale or Sold segment Adjusted EBITDA	—	1,059
Legal settlement	108	—
Non-GAAP Adjusted EBITDA	$115,065	$105,537
Interest Expense:
Interest expense for the three months ended October 31, 2025 was $11.7 million compared with the prior year of $14.5 million. This decrease was primarily due to a lower weighted average effective interest rate and, to a lesser extent, a decrease in the total debt outstanding.
Net Foreign Exchange Transaction Gains (Losses):

Net foreign exchange transaction gains of $1.0 million for the three months ended October 31, 2025 were primarily due to gains on our foreign currency denominated intercompany accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.

INDEX
Net foreign exchange transaction losses of $(3.3) million for the three months ended October 31, 2024 were primarily due to losses on our foreign currency denominated intercompany accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.
Net (Loss) Gain on Sale of Businesses, Assets, and Impairment Charges Related to Assets Held-For-Sale:

We recorded net pretax (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale as follows:

	Three Months Ended October 31,
	2025	2024
CrossKnowledge	$(2,309)	$(438)
Wiley Edge	—	956
Other disposition activity	—	(149)
Net (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale	$(2,309)	$369

These charges are reflected in Net (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale on our Unaudited Condensed Consolidated Statements of Net Income.

On August 31, 2024, we completed the sale of CrossKnowledge, which was included in our Held for Sale or Sold segment. In the three months ended October 31, 2025, we recognized a loss of $2.3 million which included reducing the fair value of the earnout from $1.8 million at the time of the sale to zero, and $0.5 million related to an uncollectible receivable. In the three months ended October 31, 2024, we recognized an additional loss of $0.5 million upon completion of the sale.

On May 31, 2024, we completed the sale of Wiley Edge which was included in our Held for Sale or Sold segment, with the exception of its India operations which sold on August 31, 2024. In the three months ended October 31, 2024, we recognized a net gain of $1.0 million.

See Note 3, “Divestitures” for more details on the divestitures.

Other (Expense) Income, Net:

Other expense, net was $(2.0) million for the three months ended October 31, 2025, compared to other income, net of $2.2 million in the prior year. This decrease was primarily due to foregone interest income due to the sale of the University Services Seller Note on June 4, 2025 and, to a lesser extent, an increase in pension expense for our defined benefit plans. See below in the "Results of Operations - Six months ended October 31, 2025" for more details on the sale.

INDEX
Provision for Income Taxes:
Below is a reconciliation of our US GAAP Income Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Three Months Ended October 31,
	2025	2024
US GAAP Income Before Taxes	$58,010	$48,937
Pretax Impact of Adjustments:
Restructuring and related charges	6,032	3,627
Foreign exchange (gains) losses on intercompany transactions, including the write off of certain cumulative translation adjustments	(1,111)	2,943
Amortization of acquired intangible assets	13,248	12,944
Net loss (gain) on sale of businesses, assets, and impairment charges related to assets held-for-sale	2,309	(369)
Held for Sale or Sold segment Adjusted Loss Before Taxes	—	1,059
Legal settlement	108	—
Non-GAAP Adjusted Income Before Taxes	$78,596	$69,141
Below is a reconciliation of our US GAAP Income Tax Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Three Months Ended October 31,
	2025	2024
US GAAP Income Tax Provision	$13,119	$8,479
Income Tax Impact of Adjustments(1):
Restructuring and related charges	1,271	161
Foreign exchange (gains) losses intercompany transactions, including the write off of certain cumulative translation adjustments	(217)	729
Amortization of acquired intangible assets	2,133	1,792
Net loss (gain) on sale of businesses, assets, and impairment charges related to assets held-for-sale	—	(588)
Held for Sale or Sold segment Adjusted Tax Benefit	—	515
Legal settlement	—	—
Income Tax Adjustments
Impact of valuation allowance on the US GAAP effective tax rate	(212)	4,911
Impact of change in Germany statutory tax rate on deferred tax balances	3,869	—
Non-GAAP Adjusted Income Tax Provision	$19,963	$15,999

US GAAP Effective Tax Rate	22.6%	17.3%
Non-GAAP Adjusted Effective Tax Rate	25.4%	23.1%

(1)	For the three months ended October 31, 2025 and 2024, substantially all of the tax impact was from deferred taxes.

INDEX
The US GAAP effective tax rate for the three months ended October 31, 2025 was 22.6% compared to 17.3% for the three months ended October 31, 2024. The US GAAP effective tax rate for the three months ended October 31, 2025 was greater than the prior year primarily due to a change in jurisdictional mix of earnings, partially offset by a deferred tax benefit being recorded as a result of the enactment of tax rate reductions in Germany.

The Non-GAAP Adjusted Effective Tax Rate was 25.4% for the three months ended October 31, 2025 compared to 23.1% for the three months ended October 31, 2024. The increase in the Non-GAAP Adjusted Effective Tax Rate for the three months ended October 31, 2025 compared with the prior year was primarily due to the mix of income.

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

Under US GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Upon initial assessment of the elective tax measures, we determined the impact of these to be insignificant and reflected these in our financial statements using management’s best estimate through the second quarter of fiscal year 2026. We are continuing to evaluate the full year impact of the OBBBA and, based on our preliminary analysis, we do not anticipate a material effect on our consolidated financial statements for the year ended April 30, 2026.
Diluted Earnings per Share:
Diluted earnings per share for the three months ended October 31, 2025 was $0.84 per share compared with earnings per share of $0.74 per share for the three months ended October 31, 2024. This increase was primarily due to an increase in operating income, partially offset by an increase in the income tax provision compared with the prior year.
Below is a reconciliation of our US GAAP Earnings per Share to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below are presented in the section above, “Provision for Income Taxes.”

	Three Months Ended October 31,
	2025	2024
US GAAP Earnings Per Share	$0.84	$0.74
Adjustments:
Restructuring and related charges	0.09	0.06
Foreign exchange (gains) losses on intercompany transactions, including the write off of certain cumulative translation adjustments	(0.02)	0.04
Amortization of acquired intangible assets	0.22	0.21
Net loss (gain) on sale of businesses, assets, and impairment charges related to assets held-for-sale	0.04	—
Held for Sale or Sold segment Adjusted Net Loss	—	0.01
Legal settlement	—	—
Income tax adjustments	(0.07)	(0.09)
Non-GAAP Adjusted EPS	$1.10	$0.97
On a constant currency basis, Adjusted EPS increased 12% primarily due an increase in Adjusted Operating Income, partially offset by an increase in the Adjusted Income Tax Provision.

INDEX
SEGMENT OPERATING RESULTS

	Three Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
RESEARCH	2025	2024
Revenue:
Research Publishing	$241,382	$222,667	8%	7%
Research Solutions	37,132	39,218	(5)%	(6)%
Total Research Revenue	278,514	261,885	6%	5%

Cost of sales	73,675	67,527	(9)%	(8)%
Direct expenses	82,171	83,035	1%	3%
Allocated Corporate expenses	41,493	40,710	(2)%	(1)%
Amortization of intangible assets	11,214	11,086	(1)%	1%
Adjusted Operating Income	69,961	59,527	18%	16%
Depreciation and amortization	23,319	22,522	(4)%	(2)%
Adjusted EBITDA	$93,280	$82,049	14%	13%
Adjusted EBITDA Margin	33.5%	31.3%
Revenue:

Research revenue for the three months ended October 31, 2025 increased $16.6 million, or 6%, as compared with the prior year on a reported basis. On a constant currency basis, Research revenue increased 5% as compared with the prior year. The increase was driven by growth in Research Publishing primarily due to continued growth in author-funded open access and, to a lesser extent, an increase in recurring revenue models combining subscriptions and transformational agreements, and licensing revenue including AI. These increases were partially offset by softness in ancillary products and lower corporate spending on advertising products in Research Solutions.

Research AI license revenue for the three months ended October 31, 2025 was $4.8 million as compared with none in the prior year. Open access article output growth was approximately 25% as compared with the prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 13% as compared with the prior year. This increase was primarily due to higher revenue and, to a lesser extent, cost savings initiatives, partially offset by higher royalty costs.

INDEX

	Three Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
LEARNING	2025	2024
Revenue:
Academic	$87,030	$94,788	(8)%	(8)%
Professional	56,207	66,726	(16)%	(16)%
Total Learning Revenue	143,237	161,514	(11)%	(11)%

Cost of sales	30,713	38,188	20%	20%
Direct expenses	36,499	36,103	(1)%	(1)%
Allocated Corporate expenses	27,236	29,331	7%	8%
Amortization of intangible assets	2,034	2,021	(1)%	(1)%
Adjusted Operating Income	46,755	55,871	(16)%	(16)%
Depreciation and amortization	10,680	10,897	2%	2%
Adjusted EBITDA	$57,435	$66,768	(14)%	(14)%
Adjusted EBITDA Margin	40.1%	41.3%
Revenue:

Learning revenue decreased $18.3 million, or 11%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 11% as compared with the prior year due to market-related softness, including a sharp inventory drop off at an online retailer and a slowdown in consumer and corporate spending. Professional revenue on a constant currency basis decreased 16%. Academic revenue on a constant currency basis decreased 8%. Learning was also impacted by $4 million of AI revenue in the prior year, included in both Academic and Professional compared with $1.2 million for the three months ended October 31, 2025. Across the segment, print declines more than offset digital growth.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 14% as compared with the prior year. This decrease was primarily due to lower revenue, partially offset by lower royalty cost.

INDEX

	Three Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
HELD FOR SALE OR SOLD	2025	2024
Total Held for Sale or Sold Revenue	$—	$3,196	#	#

Cost of sales	—	1,285	#	#
Direct expenses	—	2,403	#	#
Allocated Corporate expenses	—	567	#	#
Amortization of intangible assets	—	—	#	#
Adjusted Operating Loss	—	(1,059)	#	#
Depreciation and amortization	—	—	#	#
Adjusted EBITDA	$—	$(1,059)	#	#
Adjusted EBITDA Margin	0.0%	(33.1)%
# Variance greater than 100%
Revenue:

Revenue for Held for Sale or Sold decreased $3.2 million as compared with the prior year due to the sale of Wiley Edge on May 31, 2024, with the exception of its India operations which sold on August 31, 2024, and CrossKnowledge on August 31, 2024.
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA was zero for the three months ended October 31, 2025 compared to a loss of $1.1 million in the prior year due to the sale of the Wiley Edge and CrossKnowledge businesses.

	Three Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
CORPORATE EXPENSES	2025	2024
Unallocated Corporate expenses	$37,580	$46,742	20%	20%
Amortization of intangible assets	—	(163)	#	#
Adjusted Unallocated Corporate Expenses	(37,580)	(46,579)	19%	20%
Depreciation and amortization	1,930	3,299	41%	42%
Adjusted EBITDA	$(35,650)	$(43,280)	18%	18%
# Variance greater than 100%
On a constant currency basis, adjusted unallocated corporate expenses of $35.7 million on an Adjusted EBITDA basis decreased 18% as compared with the prior year. This was primarily due to prior restructuring and cost savings initiatives.

INDEX
RESULTS OF OPERATIONS – SIX MONTHS ENDED OCTOBER 31, 2025
SIX MONTHS SUMMARY
•US GAAP Results: Consolidated Revenue of $818.6 million (-1%, compared with the prior year), Operating Income of $104.0 million (+12%, compared with the prior year), and Diluted Earnings per Share of $1.05 (+48% , compared with the prior year).
•Adjusted Results at Constant Currency (excluding Held for Sale or Sold segment results): Adjusted Revenue of $818.6 million (consistent with the prior year), Adjusted Operating Income of $113.1 million (+9%, compared with the prior year), Adjusted EBITDA of $185.5 million (+4%, compared with the prior year), and Adjusted EPS of $1.59 (+9%, compared with the prior year).

CONSOLIDATED RESULTS OF OPERATIONS
Revenue:
Revenue for the six months ended October 31, 2025 decreased $11.9 million, or 1%, as compared with the prior year. On a constant currency basis, revenue decreased 2% as compared with the prior year. Excluding the revenues from the Held for Sale or Sold segment, Adjusted Revenue was consistent with prior year on a constant currency basis. AI license revenue was $34.9 million for the six months ended October 31, 2025 as compared with $21 million in the prior year. The AI license revenue in the six months ended October 31, 2025 includes $15.7 million of revenue related to content which Wiley has licensed from other publishers.
Adjusted Revenue
Below is a reconciliation of our consolidated US GAAP Revenue, net to Non-GAAP Adjusted Revenue, net:

	Six Months Ended October 31,
	2025	2024
US GAAP Revenue, net	$818,551	$830,404
Less: Held for Sale or Sold segment	—	(17,382)
Non-GAAP Adjusted Revenue, net	$818,551	$813,022
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:

Cost of sales for the six months ended October 31, 2025 of $213.6 million decreased $2.6 million, or 1%, as compared with the prior year. On a constant currency basis, cost of sales decreased 2% as compared with the prior year. This was primarily due to the prior year including employee costs primarily related to the Wiley Edge business which was sold on May 31, 2024 and, to a lesser extent, lower inventory costs primarily in Learning. These factors were partially offset by higher royalty costs on AI licensing revenue which included content licensed from other publishers.

Excluding the cost of sales from the Held for Sale or Sold segment, cost of sales increased 2% as compared with the prior year on a constant currency basis primarily due to higher royalty costs on AI licensing revenue, which included content licensed from other publishers, partially offset by lower inventory costs primarily in Learning.

INDEX
Operating and Administrative Expenses:

Operating and administrative expenses for the six months ended October 31, 2025 of $465.4 million decreased $22.3 million, or 5% as compared with the prior year. On a constant currency basis, operating and administrative expenses decreased 6% and excluding expenses from the Held for Sale or Sold segment on a constant currency basis decreased 3% as compared with the prior year. These declines were primarily due to restructuring and cost savings initiatives resulting in lower employee costs and, to a lesser extent, lower travel and entertainment costs, and professional fees.

Restructuring and Related Charges:

We recorded restructuring and related charges in the six months ended October 31, 2025 and 2024 of $9.1 million and $7.5 million, respectively. These charges are reflected in Restructuring and related charges on our Unaudited Condensed Consolidated Statements of Net Income.

Global Restructuring Program

For the six months ended October 31, 2025 and 2024, we recorded pretax restructuring charges of $9.1 million and $11.2 million, respectively, related to this program.
See Note 9, “Restructuring and Related Charges” for more details on the Global Restructuring Program charges.

Business Optimization Program

For the six months ended October 31, 2025 and 2024, we recorded pretax restructuring credits of less than $(0.1) million and $(3.7) million, respectively, related to this program.

See Note 9, “Restructuring and Related Charges” for more details on the Business Optimization Program credits.

For the impact of our restructuring programs on diluted earnings per share, see the section below, “Diluted Earnings per Share.”

Amortization of Intangible Assets:

Amortization of intangible assets was $26.5 million for the six months ended October 31, 2025, an increase of $0.6 million, or 2%, as compared with the prior year. On a constant currency basis, amortization of intangible assets was consistent with the prior year primarily due to amortization expense related to acquired definite lived intangible assets, including those acquired as part of an acquisition, offset by the completion of amortization of certain acquired intangible assets.

Operating Income, Adjusted Operating Income (OI) and Adjusted EBITDA:
Operating income of $104.0 million for the six months ended October 31, 2025 increased $10.9 million, or 12% as compared with the prior year on a reported and constant currency basis. The increase was primarily due to lower operating and administrative expenses and, to a lesser extent, lower cost of sales, partially offset by a decrease in revenue.
Adjusted OI on a constant currency basis for the six months ended October 31, 2025 increased 9% as compared with the prior year. The increase in Adjusted OI was primarily due to lower operating and administrative expenses, partially offset by higher cost of sales and, to a lesser extent, lower Adjusted Revenue.
Adjusted EBITDA on a constant currency basis for the six months ended October 31, 2025 increased 4% as compared with the prior year primarily due to lower operating and administrative expenses, partially offset by higher cost of sales and, to a lesser extent, lower Adjusted Revenue.

INDEX
Adjusted OI
Below is a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted OI:

	Six Months Ended October 31,
	2025	2024
US GAAP Operating Income	$103,959	$93,106
Adjustments:
Restructuring and related charges	9,070	7,497
Held for Sale or Sold segment Adjusted Operating Loss	—	3,578
Legal settlement	108	—
Non-GAAP Adjusted OI	$113,137	$104,181
Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net Income to Non-GAAP EBITDA and Adjusted EBITDA:

	Six Months Ended October 31,
	2025	2024
Net Income	$56,591	$39,022
Interest expense	22,712	27,250
Provision for income taxes	19,126	32,918
Depreciation and amortization	72,375	73,971
Non-GAAP EBITDA	170,804	173,161
Restructuring and related charges	9,070	7,497
Net foreign exchange transaction losses	15	3,094
Net loss (gain) on sale of businesses, assets, and impairment charges related to assets held-for-sale	3,425	(6,170)
Other expense (income), net	2,090	(3,008)
Held for Sale or Sold segment Adjusted EBITDA	—	3,578
Legal settlement	108	—
Non-GAAP Adjusted EBITDA	$185,512	$178,152
Interest Expense:
Interest expense for the six months ended October 31, 2025, was $22.7 million compared with the prior year of $27.3 million. This decrease was primarily due to a lower weighted average effective interest rate and, to a lesser extent, a decrease in the total debt outstanding.
Net Foreign Exchange Transaction Losses:

Net foreign exchange transaction losses of less than $(0.1) million for the six months ended October 31, 2025 were primarily due to losses on our foreign currency denominated third-party receivable and payable balances offset by gains on our foreign currency denominated intercompany accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.

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

Net (Loss) Gain on Sale of Businesses, Assets, and Impairment Charges Related to Assets Held-for-Sale:

For the six months ended October 31, 2025 and 2024, we recorded net pretax (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale as follows:

	Six Months Ended October 31,
	2025	2024
University Services	$(934)	$1,489
CrossKnowledge	(2,309)	3,922
Wiley Edge	—	788
Tuition Manager	—	120
Other disposition activity	(182)	(149)
Net (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale	$(3,425)	$6,170

These charges are reflected in Net (loss) gain on sale of businesses, assets, and impairment charges related to assets held-for-sale on our Unaudited Condensed Consolidated Statements of Net Income.

In the six months ended October 31, 2025, Wiley recognized a $0.9 million pretax loss related to selling remaining University Services assets (Seller Note, earnouts, and TVG Investment) for $119.5 million cash received in June 2025, which settled all amounts due from the original January 2024 sale. In the six months ended October 31, 2024, Wiley recognized a $1.5 million reduction to the pretax loss on sale due to the initial University Services sale.

On August 31, 2024, we completed the sale of CrossKnowledge, which was included in our Held for Sale or Sold segment. In the six months ended October 31, 2025, we recognized a loss of $2.3 million as described above in the Results of Operations - Three Months Ended October 31, 2025. In the six months ended October 31, 2024, upon completion of the sale we recognized a net reduction in the loss of $3.9 million.

On May 31, 2024, we completed the sale of Wiley Edge which was included in our Held for Sale or Sold segment, with the exception of its India operations which sold on August 31, 2024. In the six months ended October 31, 2024, we recognized a net reduction in the pretax loss on sale of $0.8 million.
See Note 3, “Divestitures” for more details on the divestitures.

Other (Expense) Income, Net:

Other expense, net was $(2.1) million for the six months ended October 31, 2025, compared to other income, net of $3.0 million in the prior year. This decrease was primarily due to foregone interest income due to the sale of the University Services Seller Note on June 4, 2025 and, to a lesser extent, an increase in pension expense for our defined benefit plans.

INDEX
Provision for Income Taxes:
Below is a reconciliation of our US GAAP Income Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Six Months Ended October 31,
	2025	2024
US GAAP Income Before Taxes	$75,717	$71,940
Pretax Impact of Adjustments:
Restructuring and related charges	9,070	7,497
Foreign exchange (gains) losses on intercompany transactions, including the write off of certain cumulative translation adjustments	(1,550)	351
Amortization of acquired intangible assets	26,458	25,913
Net loss (gain) on sale of businesses, assets, and impairment charges related to assets held-for-sale	3,425	(6,170)
Held for Sale or Sold segment Adjusted Loss Before Taxes	—	3,578
Legal settlement	108	—
Non-GAAP Adjusted Income Before Taxes	$113,228	$103,109
Below is a reconciliation of our US GAAP Income Tax Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Six Months Ended October 31,
	2025	2024
US GAAP Income Tax Provision	$19,126	$32,918
Income Tax Impact of Adjustments(1):
Restructuring and related charges	1,790	911
Foreign exchange (gains) losses on intercompany transactions, including the write off of certain cumulative translation adjustments	(967)	338
Amortization of acquired intangible assets	4,126	3,601
Net loss (gain) on sale of businesses, assets, and impairment charges related to assets held-for-sale	54	(1,513)
Held for Sale or Sold segment Adjusted Tax Benefit	—	887
Legal settlement	—	—
Income Tax Adjustments
Impact of valuation allowance on the US GAAP effective tax rate	29	(13,119)
Impact of change in Germany statutory tax rate on deferred tax balances	3,869	—
Non-GAAP Adjusted Income Tax Provision	$28,027	$24,023

US GAAP Effective Tax Rate	25.3%	45.8%
Non-GAAP Adjusted Effective Tax Rate	24.8%	23.3%

(1)	For the six months ended October 31, 2025 and 2024, substantially all of the tax impact was from deferred taxes.

INDEX
The US GAAP effective tax rate for the six months ended October 31, 2025, was 25.3% compared to 45.8% for the six months ended October 31, 2024. The US GAAP effective tax rate for the six months ended October 31, 2025 was lower than the prior year primarily due to a change in jurisdictional mix of earnings and a deferred tax benefit being recorded this year as a result of the enactment of tax rate reductions in Germany.

The Non-GAAP Adjusted Effective Tax Rate was 24.8% for the six months ended October 31, 2025 compared to 23.3% for the six months ended October 31, 2024. The increase in the Non-GAAP Adjusted Effective Tax Rate for the six months ended October 31, 2025 compared with the prior year was primarily due to the mix of income.
Diluted Earnings per Share:

Diluted earnings per share for the six months ended October 31, 2025 was $1.05 per share compared with earnings per share of $0.71 per share for the six months ended October 31, 2024. This increase was primarily due to a lower income tax provision and, to a lesser extent, higher income before taxes.
Below is a reconciliation of our US GAAP Earnings per Share to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below are presented in the section above, “Provision for Income Taxes.”

	Six Months Ended October 31,
	2025	2024
US GAAP Earnings Per Share	$1.05	$0.71
Adjustments:
Restructuring and related charges	0.14	0.12
Foreign exchange gains on intercompany transactions, including the write off of certain cumulative translation adjustments	(0.01)	—
Amortization of acquired intangible assets	0.42	0.40
Net loss (gain) on sale of businesses, assets, and impairment charges related to assets held-for-sale	0.06	(0.08)
Held for Sale or Sold segment Adjusted Net Loss	—	0.05
Legal settlement	—	—
Income tax adjustments	(0.07)	0.24
Non-GAAP Adjusted EPS	$1.59	$1.44
On a constant currency basis, Adjusted EPS increased 9% primarily due to an increase in Adjusted Operating Income, partially offset by an increase in the Adjusted Income Tax Provision.

INDEX
SEGMENT OPERATING RESULTS

	Six Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
RESEARCH	2025	2024
Revenue:
Research Publishing	$473,209	$453,618	4%	3%
Research Solutions	86,997	73,576	18%	17%
Total Research Revenue	560,206	527,194	6%	5%

Cost of sales	154,428	138,249	(12)%	(11)%
Direct expenses	170,758	169,472	(1)%	1%
Allocated Corporate expenses	86,474	82,602	(5)%	(4)%
Amortization of intangible assets	22,337	22,128	(1)%	2%
Adjusted Operating Income	126,209	114,743	10%	10%
Depreciation and amortization	46,704	45,081	(4)%	(2)%
Adjusted EBITDA	$172,913	$159,824	8%	8%
Adjusted EBITDA Margin	30.9%	30.3%
Revenue:

Research revenue for the six months ended October 31, 2025 increased $33.0 million, or 6%, as compared with the prior year on a reported basis. On a constant currency basis, Research revenue increased 5% as compared with the prior year. Research Publishing revenue on a constant currency basis increased 3% primarily due to continued growth in author-funded open access and, to a lesser extent, recurring revenue models combining subscriptions and transformational agreements, and licensing revenue including AI. These increases were partially offset by softness in ancillary products. Research Solutions revenue on a constant currency basis increased 17% primarily due to AI license revenue which includes content licensed from other publishers, partially offset by a decrease in recruitment revenue.

Research AI license revenue for the six months ended October 31, 2025 was $20.7 million as compared to approximately $1 million in the prior year. Open access article output growth was approximately 23% as compared with the prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 8% as compared with the prior year. This increase was primarily due to higher revenue and, to a lesser extent, cost savings initiatives, partially offset by higher royalty costs on AI licensing revenue which included content licensed from other publishers.

INDEX

	Six Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
LEARNING	2025	2024
Revenue:
Academic	$142,502	$154,752	(8)%	(8)%
Professional	115,843	131,076	(12)%	(12)%
Total Learning Revenue	258,345	285,828	(10)%	(10)%

Cost of sales	59,219	70,216	16%	16%
Direct expenses	71,080	74,036	4%	4%
Allocated Corporate expenses	55,515	59,139	6%	7%
Amortization of intangible assets	4,121	4,066	(1)%	(1)%
Adjusted Operating Income	68,410	78,371	(13)%	(13)%
Depreciation and amortization	20,524	22,191	8%	8%
Adjusted EBITDA	$88,934	$100,562	(12)%	(12)%
Adjusted EBITDA Margin	34.4%	35.2%
Revenue:

Learning revenue decreased $27.5 million, or 10%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 10% as compared with the prior year. Academic revenue on a constant currency basis decreased 8% primarily due to a decrease in license revenue including AI, lower print sales through retail channels and, to a lesser extent, a decrease in digital courseware. Professional revenue on a constant currency basis decreased 12% primarily due to a decline in print sales through retail channels and, to a lesser extent, a decrease in license revenue including AI.

Learning AI license revenue for the six months ended October 31, 2025 was $14.3 million as compared with approximately $20 million in the prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 12% as compared with the prior year. This decrease was primarily due to lower revenue, partially offset by lower royalty costs.

INDEX

	Six Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
HELD FOR SALE OR SOLD	2025	2024
Total Held for Sale or Sold Revenue	$—	$17,382	#	#

Cost of sales	—	7,755	#	#
Direct expenses	—	10,364	#	#
Allocated Corporate expenses	—	2,841	#	#
Amortization of intangible assets	—	—	#	#
Adjusted Operating Loss	—	(3,578)	#	#
Depreciation and amortization	—	—	#	#
Adjusted EBITDA	$—	$(3,578)	#	#
Adjusted EBITDA Margin	0.0%	(20.6)%
# Variance greater than 100%
Revenue:

Revenue for Held for Sale or Sold decreased $17.4 million as compared with the prior year due to the sale of Wiley Edge on May 31, 2024, with the exception of its India operations which sold on August 31, 2024, and CrossKnowledge on August 31, 2024.
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA was zero for the six months ended October 31, 2025 compared to a loss of $3.6 million in the prior year due to the sale of the Wiley Edge and CrossKnowledge businesses.

	Six Months Ended October 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
CORPORATE EXPENSES	2025	2024
Unallocated Corporate expenses	$81,482	$89,256	9%	9%
Amortization of intangible assets	—	(323)	#	#
Adjusted Unallocated Corporate Expenses	(81,482)	(88,933)	8%	9%
Depreciation and amortization	5,147	6,699	23%	23%
Adjusted EBITDA	$(76,335)	$(82,234)	7%	8%
# Variance greater than 100%
On a constant currency basis, adjusted corporate expenses of $76.3 million on an Adjusted EBITDA basis decreased 8% as compared with the prior year. This was primarily due to prior restructuring and costs savings initiatives.

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

As of October 31, 2025, we had cash and cash equivalents of $67.4 million, of which approximately 95% was located outside the US. Maintenance of these cash and cash equivalent balances outside the US does not have a material impact on the liquidity or capital resources of our operations. We intend to repatriate earnings from our non-US subsidiaries, and to the extent we repatriate these funds to the US, we may be required to pay taxes in various US state and local jurisdictions and withholding or similar taxes in applicable non-US jurisdictions in the periods in which such repatriation occurs. Accordingly, as of October 31, 2025 we have recorded a deferred tax liability of approximately $1.2 million related to the estimated taxes that would be incurred upon repatriating certain non-US earnings to the US.

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

As of October 31, 2025, we had approximately $871.7 million of debt outstanding, net of unamortized issuance costs of $0.3 million, and approximately $423.5 million of unused borrowing capacity under our Amended and Restated CA and other facilities. Our Amended and Restated CA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of October 31, 2025.
Analysis of Historical Cash Flows
The following table shows the changes in our Unaudited Condensed Consolidated Statements of Cash Flows.

	Six Months Ended October 31,
	2025	2024
Net cash used in operating activities	$(76,505)	$(93,992)
Net cash provided by (used in) investing activities	72,438	(44,489)
Net cash (used in) provided by financing activities	(12,973)	113,083
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	$(1,438)	$1,441
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

INDEX
Free Cash Flow Less Product Development Spending:

	Six Months Ended October 31,
	2025	2024
Net cash used in operating activities	$(76,505)	$(93,992)
Less: Additions to technology, property, and equipment	(25,125)	(29,030)
Less: Product development spending	(6,296)	(7,127)
Free cash flow less product development spending	$(107,926)	$(130,149)
Net Cash Used In Operating Activities
The following is a summary of the $17.5 million change in Net cash used in operating activities for the six months ended October 31, 2025 compared with the six months ended October 31, 2024 (amounts in millions).

Net cash used in operating activities – Six Months Ended October 31, 2024	$(94.0)
Net income adjusted for items to reconcile net income to net cash used in operating activities, which would include such noncash items as depreciation and amortization, net losses on sale of businesses, assets, and impairment charges related to assets held-for-sale, restructuring charges, and the change in deferred taxes	20.3
Working capital changes:
Accounts receivable, net and contract liabilities	(32.3)
Accounts payable and accrued royalties	6.7
Changes in other assets and liabilities	22.8
Net cash used in operating activities – Six Months Ended October 31, 2025	$(76.5)

The unfavorable change in accounts receivable, net and contract liabilities was primarily due to the timing of billings to and collections from customers, and lower revenue.

The favorable change in accounts payable and accrued royalties was primarily due to the timing of payments.

The favorable changes in other assets and liabilities was due to employee related costs primarily due to lower payments for annual incentive compensation in fiscal year 2026 related to the prior fiscal year, lower contributions to defined benefit plans in fiscal year 2026, cash received of $4.2 million for the interest receivable portion of the Seller Note related to the Sale Agreement in fiscal year 2026, and other working capital changes. This was partially offset by higher income tax payments, net, and costs related to cloud computing arrangements primarily associated with targeted enterprise modernization work in fiscal year 2026. These cloud computing costs are capitalizable and amortized but included in cash flow from operations rather than cash flow from investing activities.

Our negative working capital (current assets less current liabilities) was $159.1 million and $381.0 million as of October 31, 2025 and April 30, 2025, respectively. This $221.9 million change in negative working capital was primarily due to the seasonality of our business. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions for which cash has been collected in advance. The contract liabilities will be recognized as revenue when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of October 31, 2025 and as of April 30, 2025 includes $218.8 million and $462.7 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Cash collected in advance for subscriptions is used by us for a number of purposes, including funding operations, capital expenditures, acquisitions, debt repayments, dividend payments, and share repurchases.

INDEX
Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities for the six months ended October 31, 2025 was $72.4 million compared to net cash used in investing activities of $44.5 million in the prior year. The change in investing activities was primarily due to the $115.3 million in cash received in fiscal year 2026 as a result of the Sale Agreement, partially offset by higher additions for publication rights. See Note 3, "Divestitures" for further details on the Sale Agreement.

Net Cash (Used In) Provided By Financing Activities

Net cash used in financing activities was $13.0 million for the six months ended October 31, 2025 compared to net cash provided by financing activities of $113.1 million for the six months ended October 31, 2024. This change was primarily due to lower net borrowings in fiscal year 2026 of $108.6 million.

In the six months ended October 31, 2025, we increased our quarterly dividend to shareholders to $1.42 per share annualized versus $1.41 per share annualized in the prior year.
During the three months ended July 31, 2025, our Board of Directors approved an additional share repurchase program of $250 million of Class A or B Common Stock. No share repurchases were made under this program during the six months ended October 31, 2025. This share repurchase program is in addition to the share repurchase program approved by our Board of Directors during the year ended April 30, 2020 of $200 million of Class A or B Common Stock. As of October 31, 2025, we had authorization from our Board of Directors to repurchase up to $22.4 million that was remaining under this program. During the six months ended October 31, 2025 and 2024, we repurchased $35.1 million and $25.0 million, respectively, under this program.
The following table summarizes the shares repurchased of Class A and Class B Common Stock (shares in thousands):

	Six Months Ended October 31,
	2025	2024
Shares repurchased – Class A	883	556
Shares repurchased – Class B	2	1
Average price – Class A and Class B	$39.65	$44.89
The total amount repurchased and the average price per share excludes excise taxes payable on share repurchases and may differ from the share repurchases reflected in Purchases of treasury shares in our Unaudited Condensed Consolidated Statements of Cash Flows. For the six months ended October 31, 2025, the total amount repurchased and the total shares repurchased includes unsettled purchases, and such amount differs from the amount reflected in Purchases of treasury shares in our Unaudited Condensed Consolidated Statements of Cash Flows.
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

On an annual basis, a hypothetical one percent change in interest rates for the $372.0 million of unhedged variable rate debt as of October 31, 2025 would affect net income and cash flow by approximately $2.8 million.
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

During the three and six months ended October 31, 2025, we recorded foreign currency translation losses in Accumulated other comprehensive loss, net of tax of approximately $(4.1) million and $(10.0) million, respectively, primarily as a result of the fluctuations of the US dollar relative to the British pound sterling. During the three and six months ended October 31, 2024, we recorded foreign currency translation gains in Accumulated other comprehensive loss, net of tax of approximately $27.9 million and $42.9 million, respectively, primarily as a result of the fluctuations of the US dollar relative to the euro and, to a lesser extent, the British pound sterling.
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

INDEX
Sales Return Reserves

The estimated allowance for print book sales returns is based upon an analysis of actual historical return experience in the various markets and geographic regions in which we do business. We collect, maintain, and analyze significant amounts of sales returns data for large volumes of homogeneous transactions. This allows us to make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Associated with the estimated sales return reserves, we also include a related increase to inventory and a reduction to accrued royalties as a result of the expected returns. Print book sales return reserves amounted to a net liability balance of $9.0 million and $9.0 million as of October 31, 2025 and April 30, 2025, respectively.
The reserves are reflected in the following accounts of our Unaudited Condensed Consolidated Statements of Financial Position:

	October 31, 2025	April 30, 2025
Increase in Inventories, net	$3,780	$4,042
Decrease in Accrued royalties	$(2,098)	$(2,067)
Increase in Contract liabilities	$14,919	$15,093
Print book sales return reserve net liability balance	$(9,041)	$(8,984)
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

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no single book customer accounts for more than 6% of total consolidated revenue and 11% of accounts receivable, net at October 31, 2025, the top 10 book customers account for approximately 13% of total consolidated revenue and approximately 32% of accounts receivable, net at October 31, 2025.
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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no significant developments related to legal proceedings during the three months ended October 31, 2025. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2025 Note 16, “Commitment and Contingencies”.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended July 31, 2025, our Board of Directors approved an additional share repurchase program of $250 million of Class A or B Common Stock. No share repurchases were made under this program during the three months ended October 31, 2025. The share repurchase program is in addition to the share repurchase program approved by our Board of Directors during the year ended April 30, 2020 of $200 million of Class A or B Common Stock.
During the three months ended October 31, 2025, we made the following purchases of Class A and Class B Common Stock under our publicly announced stock repurchase programs:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program	Maximum Dollar Value of Shares that May be Purchased Under Additional Plans or Programs (Dollars in millions)
August 2025	26,017	$38.45	26,017	—	$292.4
September 2025	120,000	40.75	120,000	—	287.5
October 2025	406,738	37.31	406,738	—	272.4
Total	552,755	$38.11	552,755	—	$272.4

(1)	Average price per share excludes excise taxes payable on share repurchases.
ITEM 5. OTHER INFORMATION
Directors and Executive Officers Trading Arrangements
During the period covered by this Quarterly Report on Form 10-Q, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

INDEX
ITEM 6. EXHIBITS

Material Contracts
10.1*	John Wiley & Sons, Inc. 2025 Director Restricted Share Unit Grant Agreement pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Inline XBRL
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: December 5, 2025