Form 10-Q
period 2026-01-31
JOHN WILEY & SONS, INC.
filed 2026-03-06
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the Registrant’s classes of common stock as of February 28, 2026 were:
Class A, par value $1.00 – 42,562,549
Class B, par value $1.00 – 8,760,447

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

INDEX
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – UNAUDITED
In thousands

	January 31, 2026	April 30, 2025
Assets:
Current assets
Cash and cash equivalents	$95,115	$85,882
Accounts receivable, net of allowance for credit losses of $15.5 million and $13.2 million, respectively	200,220	228,410
Inventories, net	19,295	22,875
Prepaid expenses and other current assets	96,621	102,717
Total current assets	411,251	439,884

Technology, property and equipment, net	141,708	162,125
Intangible assets, net	595,100	595,044
Goodwill	1,138,748	1,121,505
Operating lease right-of-use assets	60,442	66,128
Other non-current assets	214,079	306,780
Total assets	$2,561,328	$2,691,466

Liabilities and shareholders' equity:
Current liabilities
Accounts payable	$50,099	$60,948
Accrued royalties	177,204	109,765
Short-term portion of long-term debt	11,250	10,000
Contract liabilities	292,840	462,693
Accrued employment costs	69,830	93,117
Short-term portion of operating lease liabilities	16,242	18,282
Other accrued liabilities	74,950	66,051
Total current liabilities	692,415	820,856

Long-term debt	796,288	789,435
Accrued pension liability	72,960	71,899
Deferred income tax liabilities	106,589	105,145
Operating lease liabilities	73,614	81,482
Other long-term liabilities	69,487	70,443
Total liabilities	1,811,353	1,939,260
Commitments and contingencies (Note 18)
Shareholders’ equity
Preferred stock, $1 par value per share: Authorized shares – 2 million, Issued shares - 0	—	—
Class A common stock, $1 par value per share: Authorized shares - 180 million, Issued shares - 70,314 and 70,312 as of January 31, 2026 and April 30, 2025, respectively	70,314	70,312
Class B convertible common stock, $1 par value per share: Authorized shares - 72 million, Issued shares - 12,868 and 12,870 as of January 31, 2026 and April 30, 2025, respectively	12,868	12,870
Additional paid-in-capital	490,089	481,863
Retained earnings	1,620,940	1,591,168
Accumulated other comprehensive loss, net of tax	(452,922)	(478,920)
Less treasury shares at cost (Class A – 27,476 and 25,687 as of January 31, 2026 and April 30, 2025, respectively; Class B – 4,107 and 4,101 as of January 31, 2026 and April 30, 2025, respectively)	(991,314)	(925,087)
Total shareholders’ equity	749,975	752,206
Total liabilities and shareholders' equity	$2,561,328	$2,691,466
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Revenue, net	$410,036	$404,626	$1,228,587	$1,235,030

Costs and expenses:
Cost of sales	107,781	104,219	321,428	320,439
Operating and administrative expenses	219,097	229,960	684,514	717,670
Restructuring and related charges	7,057	5,574	16,127	13,071
Amortization of intangible assets	13,343	13,042	39,801	38,913
Total costs and expenses	347,278	352,795	1,061,870	1,090,093

Operating income	62,758	51,831	166,717	144,937

Interest expense	(11,490)	(14,027)	(34,202)	(41,277)
Net foreign exchange transaction losses	(5,187)	(4,222)	(5,202)	(7,316)
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	(161)	(15,930)	(3,586)	(9,760)
Other (expense) income, net	(1,524)	1,021	(3,614)	4,029

Income before taxes	44,396	18,673	120,113	90,613
Provision for income taxes	14,717	41,627	33,843	74,545

Net income (loss)	$29,679	$(22,954)	$86,270	$16,068

Earnings (loss) per share
Basic	$0.57	$(0.43)	$1.63	$0.30
Diluted	$0.56	$(0.43)	$1.62	$0.29

Weighted average number of common shares outstanding
Basic	52,245	53,952	52,904	54,173
Diluted	52,657	53,952	53,371	54,815
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED
Dollars in thousands

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Net income (loss)	$29,679	$(22,954)	$86,270	$16,068

Other comprehensive income (loss):
Foreign currency translation adjustment	33,286	(32,225)	23,314	10,682
Unamortized retirement costs, net of tax benefit (expense) of $1,236, $(1,833), $29, and $(1,667), respectively	(4,987)	8,230	1,623	6,584
Unrealized gain (loss) on interest rate swaps, net of tax (expense) benefit of $(6), $(262), $(301), and $130, respectively	100	904	1,061	(8,226)
Total other comprehensive income (loss)	28,399	(23,091)	25,998	9,040

Comprehensive income (loss)	$58,078	$(46,045)	$112,268	$25,108
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Dollars in thousands

	Nine Months Ended January 31,
	2026	2025
Operating activities
Net income	$86,270	$16,068
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	3,586	9,760
Amortization of intangible assets	39,801	38,913
Amortization of product development assets	11,707	12,669
Depreciation and amortization of technology, property and equipment	56,459	58,863
Restructuring and related charges	16,127	13,071
Stock-based compensation expense	16,808	17,162
Employee retirement plan expense	24,968	24,824
Other noncash charges	16,052	13,038
Net change in operating assets and liabilities	(168,466)	(152,118)
Net cash provided by operating activities	103,312	52,250
Investing activities
Product development spending	(9,785)	(11,054)
Additions to technology, property and equipment	(37,984)	(42,347)
Businesses acquired in purchase transactions, net of cash acquired	—	(915)
Net cash proceeds (transferred) related to the sale of businesses and assets	114,126	(11,239)
Acquisitions of publication rights and other	(20,751)	(4,139)
Net cash provided by (used in) investing activities	45,606	(69,694)
Financing activities
Repayments of long-term debt	(698,902)	(932,694)
Borrowings of long-term debt	699,989	1,047,013
Purchases of treasury shares	(69,963)	(35,421)
Change in book overdrafts	(10,355)	6,550
Cash dividends	(56,303)	(57,243)
Impact of tax withholding on stock-based compensation and other	(4,438)	(4,129)
Net cash (used in) provided by financing activities	(139,972)	24,076
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	287	(1,615)
Cash reconciliation:
Cash and cash equivalents	85,882	99,441
Restricted cash included in Prepaid expenses and other current assets	50	102
Balance at beginning of period	85,932	99,543
Increase for the period	9,233	5,017
Cash and cash equivalents	95,115	104,510
Restricted cash included in Prepaid expenses and other current assets	50	50
Balance at end of period	$95,165	$104,560
Cash paid during the period for:
Interest	$33,144	$40,138
Income taxes, net of refunds	$47,243	$43,036
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock	Total shareholders' equity
Balance at October 31, 2025	$70,312	$12,870	$485,009	$1,609,861	$(481,321)	$(956,542)	$740,189
Restricted shares issued under stock-based compensation plans	—	—	(290)	—	—	358	68
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(101)	(101)
Stock-based compensation expense	—	—	5,370	—	—	—	5,370
Purchases of treasury shares	—	—	—	—	—	(35,029)	(35,029)
Class A common stock dividends ($0.3550 per share)	—	—	—	(15,488)	—	—	(15,488)
Class B common stock dividends ($0.3550 per share)	—	—	—	(3,112)	—	—	(3,112)
Common stock class conversions	2	(2)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	29,679	28,399	—	58,078
Balance at January 31, 2026	$70,314	$12,868	$490,089	$1,620,940	$(452,922)	$(991,314)	$749,975

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock	Total shareholders' equity
Balance at October 31, 2024	$70,283	$12,899	$478,694	$1,583,974	$(496,308)	$(894,287)	$755,255
Restricted shares issued under stock-based compensation plans	—	—	(1,424)	(1)	—	1,490	65
Impact of tax withholding on stock-based compensation and other	—	—	(61)	—	—	(99)	(160)
Stock-based compensation expense	—	—	5,158	—	—	—	5,158
Purchases of treasury shares	—	—	—	—	—	(10,000)	(10,000)
Class A common stock dividends ($0.3525 per share)	—	—	—	(15,867)	—	—	(15,867)
Class B common stock dividends ($0.3525 per share)	—	—	—	(3,162)	—	—	(3,162)
Common stock class conversions	6	(6)	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	(22,954)	(23,091)	—	(46,045)
Balance at January 31, 2025	$70,289	$12,893	$482,367	$1,541,990	$(519,399)	$(902,896)	$685,244
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2025	$70,312	$12,870	$481,863	$1,591,168	$(478,920)	$(925,087)	$752,206
Restricted shares issued under stock-based compensation plans	—	—	(8,629)	—	—	8,824	195
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(4,438)	(4,438)
Stock-based compensation expense	—	—	16,855	—	—	—	16,855
Purchases of treasury shares	—	—	—	—	—	(70,613)	(70,613)
Class A common stock dividends ($0.3550 per share)	—	—	—	(47,162)	—	—	(47,162)
Class B common stock dividends ($0.3550 per share)	—	—	—	(9,336)	—	—	(9,336)
Common stock class conversions	2	(2)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	86,270	25,998	—	112,268
Balance at January 31, 2026	$70,314	$12,868	$490,089	$1,620,940	$(452,922)	$(991,314)	$749,975

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2024	$70,259	$12,923	$474,406	$1,583,348	$(528,439)	$(872,781)	$739,716
Restricted shares issued under stock-based compensation plans	—	—	(9,142)	(1)	—	9,374	231
Impact of tax withholding on stock-based compensation and other	—	—	(61)	—	—	(4,068)	(4,129)
Stock-based compensation expense	—	—	17,164	—	—	—	17,164
Purchases of treasury shares	—	—	—	—	—	(35,421)	(35,421)
Class A common stock dividends ($0.3525 per share)	—	—	—	(47,937)	—	—	(47,937)
Class B common stock dividends ($0.3525 per share)	—	—	—	(9,488)	—	—	(9,488)
Common stock class conversions	30	(30)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	16,068	9,040	—	25,108
Balance at January 31, 2025	$70,289	$12,893	$482,367	$1,541,990	$(519,399)	$(902,896)	$685,244

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
Recently Issued Accounting Standards

Codification Improvements

In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-12 "Codification Improvements," to make various technical corrections, clarifications, and other minor improvements to existing US GAAP. The amendments are intended to improve the clarity and consistency of existing guidance and are not expected to significantly change current accounting practice. This ASU is effective for us on May 1, 2027 and interim periods within the fiscal year. Early adoption is permitted. We are required to apply the amendments to Accounting Standards Codification (ASC) Topic 260, "Earnings Per Share" retrospectively. All other amendments may be applied prospectively or retrospectively. We are currently assessing the impact of the disclosure requirements on our consolidated financial statements.

Interim Reporting Narrow-Scope Improvements

In December 2025, the FASB issued ASU 2025-11 "Interim Reporting (Topic 270): Narrow-Scope Improvements" to amend the guidance in "Interim Reporting" (Topic 270). This ASU provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. This ASU is effective for us on May 1, 2028 and interim periods within the fiscal year. Early adoption is permitted. We may elect to apply the ASU using a prospective or retrospective transition method. We are currently assessing the impact of the disclosure requirements on our consolidated financial statements.

Accounting for Government Grants Received by Business Entities

In December 2025, the FASB issued ASU 2025-10, "Government Grants (Topic 832)," to provide guidance on how business entities would recognize, measure, and present government grants received. This ASU is effective for us on May 1, 2029 and interim periods within the fiscal year. Early adoption is permitted. We may elect to apply the ASU using a modified prospective, modified retrospective, or full retrospective transition method. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

Hedge Accounting Improvements

In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements." This ASU makes targeted amendments to expand the application of hedge accounting to a greater number of highly effective economic hedges in five areas: i) similar risk assessment for cash flow hedges; ii) hedging forecasted interest payments on choose-your-rate debt instruments; iii) cash flow hedges of nonfinancial forecasted transactions; iv) net written options as hedging instruments; and v) foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge). The ASU is intended to better reflect the economics of risk management activities and to reduce complexity in applying hedge accounting. This ASU is effective for us on May 1, 2027 and interim periods within the fiscal year. Early adoption is permitted. This ASU is applied prospectively for all hedging relationships as of the date of adoption. The impact will be based on future economic hedges after we adopt the standard.

INDEX
Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." This ASU removes the references to software development stages and requires capitalization of software costs when management has committed to the software project and it is probable that the software will be completed and perform its intended use. This ASU is effective for us on May 1, 2028 and interim reporting periods within the fiscal year. Early adoption is permitted. We may elect to apply the ASU using a prospective, modified based on the status of the project and whether software costs were capitalized before the date of adoption, or retrospective transition method. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

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

Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” This ASU enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. This ASU is effective for our annual disclosures starting fiscal year 2026. Early adoption is permitted. A public entity should apply the amendments in this ASU on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the new disclosure requirements for our consolidated financial statements that will be included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2026 .

INDEX
Note 3 — Divestitures
We recorded net pretax loss on sale of businesses, assets, and impairment charges related to assets held-for-sale as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Wiley Edge	$(161)	$(15,566)	$(161)	$(14,778)
CrossKnowledge	—	275	(2,309)	4,197
University Services	—	(639)	(934)	850
Tuition Manager	—	—	—	120
Other disposition activity	—	—	(182)	(149)
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	$(161)	$(15,930)	$(3,586)	$(9,760)

These charges are reflected in Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale on our Unaudited Condensed Consolidated Statements of Net Income (Loss).
Wiley Edge
On May 31, 2024, we completed the sale of Wiley Edge with the exception of its India operations which sold on August 31, 2024, which was included in our Held for Sale or Sold segment. In the three and nine months ended January 31, 2026, we recorded a write-off of $0.2 million related to an uncollectible receivable related to Wiley Edge.
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
The selling price for Wiley Edge included an unsecured promissory note (Inspirit Seller Note). As of January 31, 2026 and April 30, 2025, the Inspirit Seller Note receivable inclusive of interest is $15.2 million and $14.4 million, respectively, and is reflected in Other non-current assets in our Unaudited Condensed Consolidated Statements of Financial Position. The Inspirit Seller Note matures on May 31, 2028 and is prepayable at par plus accrued interest at any time and also if certain conditions are met. The original interest rate of the Inspirit Seller Note was 8% per annum commencing on May 31, 2024, increasing by 1% per annum each year on the anniversary of issuance.
In November 2025, the Inspirit Seller Note was amended to provide that interest would cease to accrue prospectively from and including January 5, 2026 (Interest End Date). As a result, no further interest accrues or is payable on the outstanding principal amount of the Inspirit Seller Note from and after the Interest End Date. We also entered into an arrangement with Inspirit whereby we will receive a contingent payment equal to 120% of the foregone interest upon the future occurrence of certain sale or exit events if it exceeds a certain amount of proceeds. As of January 31, 2026, the likelihood and amount of any future payment was not determinable, and no amounts have been recognized related to this contingent arrangement.
Interest income from the note receivable represents non operating income and was $0.3 million and $0.9 million for the three and nine months ended January 31, 2026, respectively, and $0.3 million and $0.7 million for the three and nine months ended January 31, 2025, respectively. These amounts are included in Other (expense) income, net on the Unaudited Condensed Consolidated Statements of Net Income (Loss).

INDEX
CrossKnowledge
On August 31, 2024, we completed the sale of CrossKnowledge, which was included in our Held for Sale or Sold segment. In the nine months ended January 31, 2026, we recognized a loss of $2.3 million related to the sale of this business. Included in the selling price for CrossKnowledge was contingent consideration in the form of an earnout. Due to adverse changes in market conditions during the nine months ended January 31, 2026, the business outlook was negatively affected. This would result in no payments being made to Wiley during each of the respective periods. We reduced the fair value of the CrossKnowledge earnout from $1.8 million at the time of sale to zero. In addition, in the nine months ended January 31, 2026 we recorded a write-off of $0.5 million related to an uncollectible receivable related to CrossKnowledge.
In the nine months ended January 31, 2025, upon the completion of the sale, we recognized a net gain of $4.2 million due to subsequent changes in the fair value less costs to sell, as well as changes in the carrying amount of the disposal group. We recognized a net gain of $0.3 million in the three months ended January 31, 2025 due to subsequent changes in the carrying amount of the disposal group.
University Services
On January 1, 2024, we completed the sale of University Services which was included in our Held for Sale or Sold segment. On June 5, 2025, Wiley entered into an agreement with Metis Aggregator L.P. and Vistria AP Aggregator, LLC to sell the unsecured promissory note (University Services Seller Note), the contingent consideration in the form of an earnout (University Services Earnout) for fiscal year 2026, and the TVG Investment, and agreed with Education Services Upper Holdings Corp. (Upper Holdings) and Academic Partnerships LLC (Academic Partnerships) on the fiscal year 2025 University Services Earnout for total cash consideration of $119.5 million (Sale Agreement) which was fully paid in June 2025. As a result of this Sale Agreement, all amounts due to Wiley in accordance with the Membership Interest and Asset Purchase Agreement (University Services Agreement) with Academic Partnerships, and Upper Holdings have been settled. As a result of the sale of these assets, we recognized an additional pretax loss of $0.9 million in the nine months ended January 31, 2026.
In the nine months ended January 31, 2025, we recognized a net gain of $0.9 million due to third-party customer consents and working capital adjustments, partially offset by subsequent changes in the costs to sell. We recognized a net loss of $0.6 million in the three months ended January 31, 2025 due to subsequent changes in the costs to sell.

INDEX
Note 4 — Revenue Recognition, Contracts with Customers
Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by segment and product type.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Research:
Research Publishing	$233,435	$225,874	$706,644	$679,492
Research Solutions	40,684	41,670	127,681	115,246
Total Research	274,119	267,544	834,325	794,738

Learning:
Academic	80,108	78,795	222,610	233,547
Professional	55,809	58,287	171,652	189,363
Total Learning	135,917	137,082	394,262	422,910

Held for Sale or Sold	—	—	—	17,382

Total Revenue	$410,036	$404,626	$1,228,587	$1,235,030
The following information describes our disaggregation of revenue by segment and product type. Overall, the majority of our revenue is recognized over time.
Research
Total Research revenue was $274.1 million and $834.3 million in the three and nine months ended January 31, 2026, respectively. Research products are sold and distributed globally through multiple channels. The majority of revenue generated from Research products is recognized over time.
We disaggregated revenue by Research Publishing and Research Solutions to reflect the different type of products and services provided.
Research Publishing Products
Research Publishing products provide scientific, technical, medical, and scholarly journals, as well as related content and services to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Research Publishing revenue was $233.4 million and $706.6 million in the three and nine months ended January 31, 2026, respectively, and the majority is recognized over time.
In the three and nine months ended January 31, 2026, Research Publishing products generated approximately 88% and 88%, respectively, of their revenue from contracts with its customers from Journal Subscriptions (pay to read) and Transformational Agreements (read and publish) under multiyear arrangements, and Open Access (pay to publish). The remaining revenue is from Licensing and ancillary products.
Research Solutions Products and Services

Research Solutions revenue was $40.7 million and $127.7 million in the three and nine months ended January 31, 2026, respectively, and the majority is recognized over time.

INDEX
Research Solutions products and services generated approximately 48% and 54% of their revenue in the three and nine months ended January 31, 2026, respectively, from contracts with customers that include artificial intelligence (AI) license revenue that includes content which Wiley has licensed from other publishers; and platform and workflow solutions for societies and publishers, which includes production and content hosting, submissions and peer review support, editorial, and copy editing services. Included within platforms is our Atypon® publishing platform for societies and publishers. The remainder of the revenue within Research Solutions from contracts with customers includes corporate solutions such as managed services which includes advertising, and full sales and marketing services for publishers and societies; recruitment platform and services; spectral databases; and projects which includes content creation and distribution, digital events, and webinars.
Learning

Total Learning revenue was $135.9 million and $394.3 million in the three and nine months ended January 31, 2026, respectively. We disaggregated revenue by Academic and Professional to reflect the different types of products and services provided.
Academic

Academic products revenue was $80.1 million and $222.6 million in the three and nine months ended January 31, 2026, respectively. Products and services including scientific, professional, and education print and digital books, and digital courseware to libraries, corporations, students, professionals, and researchers. Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks and other online applications.

In the three and nine months ended January 31, 2026, Academic products generated approximately 49% and 55%, respectively, of their revenue from contracts with their customers for print and digital publishing, which is recognized at a point in time. Digital Courseware products in the three and nine months ended January 31, 2026, generated approximately 39% and 32%, respectively, of their revenue from contracts with their customers which is recognized over time. The remainder of their revenues were from Licensing and ancillary products, which have a mix of revenue recognized at a point in time and over time.
Professional
Professional products revenue was $55.8 million and $171.7 million in the three and nine months ended January 31, 2026, respectively. Professional provides learning, development, publishing, and assessment services for businesses and professionals. Our professional publishing produces books, which includes business and finance, technology, professional development for educators, test preparation books and other professional categories, as well as the For Dummies® brand. Products are sold to brick-and-mortar and online retailers, wholesalers who supply such bookstores, college bookstores, individual practitioners, corporations, and government agencies.

In the three and nine months ended January 31, 2026, Professional products generated approximately 55% and 52%, respectively, of their revenue from contracts with their customers for professional publishing, which is recognized at a point in time. Our assessments offering, in the three and nine months ended January 31, 2026, generated approximately 28% and 32%, respectively, of their revenue from contracts with their customers which has a mix of revenue recognized at a point in time and over time. The remainder of Professional revenues were from Licensing and ancillary products which has a mix of revenue recognized at a point in time and over time.

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

INDEX
The following table provides information about accounts receivable, net and contract liabilities from contracts with customers.

	January 31, 2026	April 30, 2025	(Decrease)/ Increase
Balances from contracts with customers:
Accounts receivable, net	$200,220	$228,410	$(28,190)
Contract liabilities (1)	$292,840	$462,693	$(169,853)
Contract liabilities (included in Other long-term liabilities)	$18,215	$16,725	$1,490

(1)	The sales return reserve recorded in Contract liabilities is $15.9 million and $15.1 million, as of January 31, 2026 and April 30, 2025, respectively.
For the nine months ended January 31, 2026, we estimate that we recognized as revenue approximately 98% of the current contract liability balance at April 30, 2025. For the nine months ended January 31, 2025, we estimated that we recognized as revenue approximately 97% of the current contract liability balance at April 30, 2024.
The decrease in contract liabilities excluding the sales return reserve was primarily driven by revenue earned on journal subscription agreements, transformational agreements, and open access, partially offset by renewals of journal subscription agreements, transformational agreements, and open access.
Remaining Performance Obligations included in Contract Liability
As of January 31, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $311.1 million, which includes the sales return reserve of $15.9 million. Excluding the sales return reserve, we expect that approximately $277.0 million will be recognized in the next twelve months with the remaining $18.2 million to be recognized thereafter.
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
Our assets associated with incremental costs to fulfill a contract were $1.5 million and $2.2 million at January 31, 2026 and April 30, 2025, respectively, and are included within Other non-current assets on our Unaudited Condensed Consolidated Statements of Financial Position. We recorded amortization expense related to these assets within Cost of sales on our Unaudited Condensed Consolidated Statements of Net Income (Loss) as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Amortization expense	$510	$370	$974	954

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Shipping and handling costs	$5,668	$5,922	$17,209	$17,834
Note 5 — Operating Leases
We have contractual obligations as a lessee with respect to offices, warehouses and distribution centers, automobiles, and office equipment.
For operating leases, the right-of-use (ROU) assets and liabilities are presented on our Unaudited Condensed Consolidated Statements of Financial Position as follows:

	January 31, 2026	April 30, 2025
Operating lease ROU assets	$60,442	$66,128
Short-term portion of operating lease liabilities	16,242	18,282
Operating lease liabilities, non-current	$73,614	$81,482
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
Our total net lease costs are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Operating lease cost	$3,526	$3,947	$10,689	$11,075
Variable lease cost	217	153	644	607
Short-term lease cost	96	115	274	330
Sublease income	(92)	(73)	(278)	(481)
Total net lease cost (1)	$3,747	$4,142	$11,329	$11,531

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

INDEX
Other supplemental information includes the following:

	Nine Months Ended January 31,
	2026	2025
Weighted-average remaining contractual lease term (years)	6	7
Weighted-average discount rate	6.22%	6.13%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,492	$16,358
Operating lease liabilities arising from obtaining ROU assets	$2,647	$556
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in our Unaudited Condensed Consolidated Statement of Financial Position as of January 31, 2026:

Fiscal Year	Operating Lease Liabilities
2026 (remaining 3 months)	$5,641
2027	19,929
2028	16,827
2029	15,208
2030	14,731
Thereafter	36,131
Total future undiscounted minimum lease payments	108,467

Less: Imputed interest	18,611

Present value of minimum lease payments	89,856

Less: Current portion	16,242

Noncurrent portion	$73,614

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Stock-based compensation expense	$5,345	$5,160	$16,808	$17,162

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
We may also grant individual RSU awards payable in restricted shares of our Class A Common Stock to key employees in connection with their employment.
The following table summarizes awards we granted to employees (shares in thousands):

	Nine Months Ended January 31,
	2026	2025
Restricted Stock:
Awards granted (shares)	598	722
Weighted average fair value of grant	$42.78	$43.03
Stock Option Activity
There were no stock option awards granted during the nine months ended January 31, 2026 and 2025.

INDEX
Note 7 — Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of tax, for the three and nine months ended January 31, 2026 and 2025 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total
Balance at October 31, 2025	$(274,520)	$(202,580)	$(4,221)	$(481,321)
Other comprehensive income (loss) before reclassifications	33,286	(6,598)	88	26,776
Amounts reclassified from accumulated other comprehensive loss	—	1,611	12	1,623
Total other comprehensive income (loss)	33,286	(4,987)	100	28,399
Balance at January 31, 2026	$(241,234)	$(207,567)	$(4,121)	$(452,922)

Balance at April 30, 2025	$(264,548)	$(209,190)	$(5,182)	$(478,920)
Other comprehensive income (loss) before reclassifications	23,314	(3,813)	1,841	21,342
Amounts reclassified from accumulated other comprehensive loss	—	5,436	(780)	4,656
Total other comprehensive income	23,314	1,623	1,061	25,998
Balance at January 31, 2026	$(241,234)	$(207,567)	$(4,121)	$(452,922)

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total
Balance at October 31, 2024	$(290,920)	$(202,568)	$(2,820)	$(496,308)
Other comprehensive (loss) income before reclassifications	(32,225)	6,703	1,525	(23,997)
Amounts reclassified from accumulated other comprehensive loss	—	1,527	(621)	906
Total other comprehensive (loss) income	(32,225)	8,230	904	(23,091)
Balance at January 31, 2025	$(323,145)	$(194,338)	$(1,916)	$(519,399)

Balance at April 30, 2024	$(333,827)	$(200,922)	$6,310	$(528,439)
Other comprehensive (loss) income before reclassifications	(12,545)	2,012	(5,074)	(15,607)
Amounts reclassified from accumulated other comprehensive loss	23,227	4,572	(3,152)	24,647
Total other comprehensive income (loss)	10,682	6,584	(8,226)	9,040
Balance at January 31, 2025	$(323,145)	$(194,338)	$(1,916)	$(519,399)
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
During the three and nine months ended January 31, 2026, pretax actuarial losses included in Unamortized Retirement Costs of approximately $2.1 million and $6.4 million, respectively, and in the three and nine months ended January 31, 2025, of approximately $2.0 million and $6.1 million, respectively, were amortized from Accumulated other comprehensive loss and recognized as pension and post-retirement benefit expense primarily in Operating and administrative expenses and Other (expense) income, net on our Unaudited Condensed Consolidated Statements of Net Income (Loss).

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
A reconciliation of the shares used in the computation of earnings (loss) per share follows (shares in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Weighted average shares outstanding	52,245	53,952	52,904	54,173
Shares used for basic earnings (loss) per share	52,245	53,952	52,904	54,173
Dilutive effect of unvested restricted stock units and other stock awards	412	—	467	642
Shares used for diluted earnings (loss) per share	52,657	53,952	53,371	54,815
Antidilutive options to purchase Class A common shares, restricted shares, and contingently issuable restricted stock which are excluded from the table above	1,173	1,190	1,106	514
In calculating diluted net loss per common share for the three months ended January 31, 2025, our diluted weighted average number of common shares outstanding excludes the effect of unvested restricted stock units and other stock awards as the effect was antidilutive. This occurs when a net loss is reported and the effect of using dilutive shares is antidilutive.

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

The following tables summarize the pretax restructuring and related charges (credits) related to the Global Restructuring Program:

	Three Months Ended January 31,		Nine Months Ended January 31,		Total Charges Incurred to Date
	2026	2025	2026	2025
Charges (Credits) by Segment:
Research	$1,106	$939	$1,655	$4,201	$21,525
Learning	2,515	138	2,618	475	23,385
Held for Sale or Sold	—	—	—	(117)	12,995
Corporate Expenses	3,465	4,537	11,939	12,285	98,090
Total Restructuring and Related Charges	$7,086	$5,614	$16,212	$16,844	$155,995

Charges (Credits) by Activity:
Severance and termination benefits	$5,025	$4,030	$9,103	$12,056	$84,082
Impairment of operating lease ROU assets and technology, property and equipment	—	—	—	—	23,395
Acceleration of expense related to operating lease ROU assets, technology, property and equipment, and intangible assets	—	—	—	—	8,074
Facility related charges, net	1,146	1,294	3,279	4,061	15,932
Consulting costs (credits)	879	80	3,715	(592)	15,624
Other activities	36	210	115	1,319	8,888
Total Restructuring and Related Charges	$7,086	$5,614	$16,212	$16,844	$155,995

The severance related charges are for certain employees affected by the reduction in force under this program who are entitled to severance payments and certain termination benefits.

In the three and nine months ended January 31, 2026, we incurred ongoing facility-related costs associated with certain properties. Consulting costs primarily relate to third-party advisors engaged for aligning technology costs, and operational and performance improvement services.

INDEX
In the three and nine months ended January 31, 2025, we incurred ongoing facility-related costs associated with certain properties, consulting credits, and other costs for other activities, which includes relocation and other employee related costs. In the nine months ended January 31, 2025, the credits in consulting costs are due to changes in the estimates for previously accrued costs.

The following table summarizes the activity for the Global Restructuring Program liability for the nine months ended January 31, 2026:

	April 30, 2025	Charges	Payments	Foreign Translation & Other Adjustments	January 31, 2026
Severance and termination benefits	$6,622	$9,103	$(8,138)	$134	$7,721
Consulting costs	927	3,715	(4,323)	3	322
Other activities	289	115	(32)	1	373
Total	$7,838	$12,933	$(12,493)	$138	$8,416

Approximately $7.5 million of the restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs and approximately $0.2 million is reflected in Other long-term liabilities on our Unaudited Condensed Consolidated Statement of Financial Position. The liabilities for Consulting costs and Other activities are reflected in Other accrued liabilities on our Unaudited Condensed Consolidated Statement of Financial Position.

Business Optimization Program

For both the three and nine months ended January 31, 2026, we recorded net pretax restructuring credits of less than $(0.1) million related to this program.

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

The following tables present a summary of our Adjusted Operating Income (Loss) by segment, and the reconciliation to Income before taxes:

	Three Months Ended January 31, 2026
	Research	Learning	Total
Revenue	$274,119	$135,917	$410,036
Cost of sales	73,228	34,553	107,781
Direct expenses	80,786	34,699	115,485
Allocated Corporate expenses	41,062	26,364	67,426
Amortization of intangible assets	11,312	2,031	13,343
Adjusted Operating Income by segment(1)	$67,731	$38,270	$106,001
Reconciliation of Adjusted Operating Income by segment to Income before taxes
Adjusted unallocated Corporate expenses(2)			(36,186)
Restructuring and related charges(3)			(7,057)
Interest expense			(11,490)
Net foreign exchange transaction losses			(5,187)
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale			(161)
Other expense, net			(1,524)
Income before taxes			$44,396

INDEX

	Three Months Ended January 31, 2025
	Research	Learning	Total
Revenue	$267,544	$137,082	$404,626
Cost of sales	69,157	35,062	104,219
Direct expenses	81,685	33,808	115,493
Allocated Corporate expenses	40,316	28,441	68,757
Amortization of intangible assets	10,717	2,007	12,724
Adjusted Operating Income by segment(1)	$65,669	$37,764	$103,433
Reconciliation of Adjusted Operating Income by segment to Income before taxes
Adjusted unallocated Corporate expenses(2)			(46,028)
Restructuring and related charges(3)			(5,574)
Interest expense			(14,027)
Net foreign exchange transaction losses			(4,222)
Net loss on sale of businesses and impairment charges related to assets held-for-sale			(15,930)
Other income, net			1,021
Income before taxes			$18,673

	Nine Months Ended January 31, 2026
	Research	Learning	Total
Revenue	$834,325	$394,262	$1,228,587
Cost of sales	227,656	93,772	321,428
Direct expenses	251,544	105,779	357,323
Allocated Corporate expenses	127,536	81,879	209,415
Amortization of intangible assets	33,649	6,152	39,801
Adjusted Operating Income by segment(1)	$193,940	$106,680	$300,620
Reconciliation of Adjusted Operating Income by segment to Income before taxes
Adjusted unallocated Corporate expenses(2)			(117,668)
Restructuring and related charges(3)			(16,127)
Interest expense			(34,202)
Net foreign exchange transaction losses			(5,202)
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale			(3,586)
Other expense, net			(3,614)
Legal settlement(4)			(108)
Income before taxes			$120,113

INDEX

	Nine Months Ended January 31, 2025
	Research	Learning	Held for Sale or Sold	Total
Revenue	$794,738	$422,910	$17,382	$1,235,030
Cost of sales	207,406	105,278	7,755	320,439
Direct expenses	251,157	107,844	10,364	369,365
Allocated Corporate expenses	122,918	87,580	2,841	213,339
Amortization of intangible assets	32,845	6,073	—	38,918
Adjusted Operating Income (Loss) by segment	$180,412	$116,135	$(3,578)	$292,969
Reconciliation of Adjusted Operating Income by segment to Income before taxes
Adjusted unallocated Corporate expenses(2)				(134,961)
Restructuring and related charges(3)				(13,071)
Interest expense				(41,277)
Net foreign exchange transaction losses				(7,316)
Net loss on sale of businesses and impairment charges related to assets held-for-sale				(9,760)
Other income, net				4,029
Income before taxes				$90,613

(1)
Our Held for Sale or Sold segment is excluded from the segment results as all businesses within this segment were sold prior to the start of the reporting period presented. See Note 3, “Divestitures” for more details on the divestitures.

(2)	Corporate expenses include certain costs that are not allocated to the reportable segments.
(3)	See Note 9, “Restructuring and Related Charges” for these charges by segment.
(4)
In the nine months ended January 31, 2026, we settled a litigation matter related to consideration for a previous acquisition for $0.1 million which is included in Corporate Operating and administrative expenses.

See Note 4, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the three and nine months ended January 31, 2026 and 2025.
The following tables present a summary of depreciation and amortization expense by segment:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Research	$23,024	$21,918	$69,728	$66,999
Learning	10,179	10,761	30,703	32,952
Total depreciation and amortization(1)	$33,203	$32,679	$100,431	$99,951
Corporate depreciation and amortization	2,389	3,795	7,536	10,494
Total depreciation and amortization	$35,592	$36,474	$107,967	$110,445

(1)
Our Held for Sale or Sold segment is excluded from the segment results above as it had no depreciation and amortization expense for the reporting periods presented. See Note 3, “Divestitures” for more details on the divestitures.

INDEX
Note 11 — Inventories
Inventories, net consisted of the following:

	January 31, 2026	April 30, 2025
Finished goods	$24,210	$27,581
Work-in-process	570	632
Paper and other materials	47	124
Total inventories before estimated sales returns and LIFO reserve	$24,827	$28,337
Inventory value of estimated sales returns	3,972	4,042
LIFO reserve	(9,504)	(9,504)
Inventories, net	$19,295	$22,875
Note 12 — Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity in goodwill by segment as of January 31, 2026:

	April 30, 2025(1)	Foreign Translation Adjustment	January 31, 2026
Research	$639,434	$16,562	$655,996
Learning	482,071	681	482,752
Total	$1,121,505	$17,243	$1,138,748

(1)	As of April 30, 2025, the Held for Sale or Sold segment goodwill balance is zero. It includes accumulated pretax noncash goodwill impairments of $318.2 million.

Intangible Assets
Intangible assets, net were as follows:

	January 31, 2026	April 30, 2025 ⁽¹⁾
Intangible assets with definite lives, net:
Content and publishing rights	$425,615	$417,982
Customer relationships	28,403	35,041
Developed technology	8,230	12,406
Brands and trademarks	4,524	5,054
Covenants not to compete	—	9
Total intangible assets with definite lives, net	466,772	470,492
Intangible assets with indefinite lives:
Brands and trademarks	37,000	37,000
Publishing rights	91,328	87,552
Total intangible assets with indefinite lives	128,328	124,552
Total intangible assets, net	$595,100	$595,044

(1)
The developed technology balance as of April 30, 2025 is presented net of accumulated impairments and write-offs of $2.8 million. The indefinite-lived brands and trademarks balance as of April 30, 2025 is net of accumulated impairments of $93.1 million.

INDEX
Note 13 — Income Taxes

The Company's effective income tax rate for the three and nine months ended January 31, 2026 was 33.1% and 28.2%, respectively, compared with 222.9% and 82.3% for the three and nine months ended January 31, 2025, respectively.

The change in the effective income tax rate for the three and nine months ended January 31, 2026 compared to the three and nine months ended January 31, 2025 was primarily due to a change in jurisdictional mix of earnings. The change in nine months ended January 31, 2026 also includes a deferred tax benefit being recorded this year as a result of the enactment of tax rate reductions in Germany.

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

Under US GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Upon initial assessment of the elective tax measures, we determined the impact of these to be insignificant and reflected these in our financial statements using management’s best estimate through the third quarter of fiscal year 2026. We are continuing to evaluate the full year impact of the OBBBA and, based on our preliminary analysis, we do not anticipate a material effect on our consolidated financial statements for the year ended April 30, 2026.
Note 14 — Retirement Plans
The components of net pension expense for our defined benefit plans were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Service cost	$125	$130	$374	$434
Interest cost	7,333	7,177	21,996	21,348
Expected return on plan assets	(6,976)	(6,937)	(21,007)	(20,788)
Amortization of prior service cost	(24)	(23)	(71)	(64)
Amortization of net actuarial loss	2,206	2,103	6,617	6,193
Curtailment/settlement (credit)	—	—	—	(180)
Net pension expense	$2,664	$2,450	$7,909	$6,943
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
Employer defined benefit pension plan contributions were $1.1 million and $3.3 million for the three and nine months ended January 31, 2026, respectively, and $3.7 million and $11.2 million for the three and nine months ended January 31, 2025, respectively.
Defined Contribution Savings Plans
The expense for employer defined contribution savings plans was $5.5 million and $17.1 million for the three and nine months ended January 31, 2026, respectively, and $5.5 million and $17.9 million for the three and nine months ended January 31, 2025, respectively.

INDEX
Note 15 — Debt and Available Credit Facilities
Our total debt outstanding consisted of the amounts set forth in the following table:

	January 31, 2026	April 30, 2025
Short-term portion of long-term debt(1)	$11,250	$10,000

Term loan A - Amended and Restated CA(2)	165,953	174,581
Revolving credit facility - Amended and Restated CA	630,335	614,854
Total long-term debt, less current portion	796,288	789,435

Total debt	$807,538	$799,435

(1)	Relates to our term loan A under the Amended and Restated CA.
(2)	Amounts are shown net of unamortized issuance costs of $0.3 million as of January 31, 2026 and $0.4 million as of April 30, 2025.
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

The Amended and Restated CA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of January 31, 2026.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Amortization expense	$285	$284	$853	$861

Lines of Credit

We have other lines of credit aggregating $1.0 million at various interest rates. There were no outstanding borrowings under these credit lines at January 31, 2026 and April 30, 2025.

As of January 31, 2026, our total available lines of credit including the Amended and Restated RCA were approximately $1,293.0 million, of which approximately $485.2 million was unused. We had letters of credit of $0.5 million outstanding under the Amended and Restated CA, and the aggregate stated amount outstanding of these letter of credits reduces the total borrowing base available under the Amended and Restated CA.

The weighted average interest rates on total debt outstanding during the three and nine months ended January 31, 2026 were 5.38% and 5.42%, respectively. The weighted average interest rates on total debt outstanding during the three and nine months ended January 31, 2025 were 5.96% and 6.05%, respectively. As of January 31, 2026 and April 30, 2025, the weighted average interest rates for total debt were 5.27% and 5.57%, respectively.

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
Interest Rate Contracts
As of January 31, 2026, we had total debt outstanding of $807.5 million, net of unamortized issuance costs of $0.3 million. The $807.8 million of debt outstanding are variable rate loans under the Amended and Restated CA. The carrying value of the debt approximates fair value.
As of January 31, 2026 and April 30, 2025, the interest rate swap agreements we maintained were designated as fully effective cash flow hedges as defined under ASC Topic 815, “Derivatives and Hedging.” As a result, the impact on our Unaudited Condensed Consolidated Statements of Net Income (Loss) from changes in the fair value of the interest rate swaps was fully offset by changes in the interest expense on the underlying variable rate debt instruments. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.
As of January 31, 2026 and April 30, 2025, we had interest rate swaps outstanding with a combined notional amount of $450.0 million and $500.0 million, respectively, that were designated as cash flow hedges.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of our interest rate swaps designated as cash flow hedges are reflected on our Unaudited Condensed Consolidated Statements of Financial Position as follows:

Asset (Liability)	Balance Sheet Location	January 31, 2026	April 30, 2025
Current asset portion	Prepaid expenses and other current assets	$12	$197
Current liability portion	Other accrued liabilities	(234)	(118)
Non-current liability portion	Other long-term liabilities	(1,917)	(3,438)
Total cash flow hedges		$(2,139)	$(3,358)

The effect of our interest rate swaps on our Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) and Unaudited Condensed Consolidated Statements of Net Income (Loss) are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Amount of pretax gains (losses) recognized in Other comprehensive income (loss)	$91	$1,994	$2,398	$(4,156)
Amount of pretax (losses) gains reclassified from Accumulated other comprehensive loss into Interest expense	$(17)	$829	$1,035	$4,200
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
As of January 31, 2026 and April 30, 2025, we did not maintain any open foreign currency forward contracts. In addition, we did not maintain any open foreign currency forward contracts during the nine months ended January 31, 2026 and 2025.

INDEX
Note 17 — Capital Stock and Changes in Capital Accounts
Share Repurchases
During the three months ended July 31, 2025, our Board of Directors approved an additional share repurchase program of $250 million of Class A or B Common Stock. As of January 31, 2026, we had authorization from our Board of Directors to purchase up to $237.3 million that was remaining under this program.
The share repurchase program is in addition to the share repurchase program approved by our Board of Directors during the year ended April 30, 2020 of $200 million of Class A or B Common Stock. As of January 31, 2026, no additional shares were remaining under this program for purchase.
The following table summarizes the share repurchases of Class A and Class B Common Stock (shares in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Shares repurchased - Class A	1,090	226	1,973	782
Shares repurchased - Class B	4	1	6	2
Average Price - Class A and Class B	$32.00	$44.10	$35.42	$44.66
The average price per share excludes excise taxes payable on share repurchases and may differ from the share repurchases reflected in Purchases of treasury shares in our Unaudited Condensed Consolidated Statements of Cash Flows. As of January 31, 2026, total shares repurchased include unsettled purchases.
Dividends
We declared and paid quarterly cash dividends on our Class A and Class B Common Stock for a total of $56.3 million and $57.2 million in the nine months ended January 31, 2026 and 2025, respectively.

INDEX
Changes in Common Stock
The following is a summary of changes during the nine months ended January 31, in shares of our common stock and common stock in treasury (shares in thousands):

Changes in Class A Common Stock:	2026	2025
Number of shares, beginning of year	70,312	70,259
Common stock class conversions	2	30
Number of shares issued, end of period	70,314	70,289

Changes in Class A Common Stock in treasury:
Number of shares held, beginning of year	25,687	24,828
Restricted shares issued under stock-based compensation plans	(282)	(266)
Impact of tax withholding on stock-based compensation and other	98	59
Purchases of treasury shares	1,973	782
Number of shares held, end of period	27,476	25,403
Number of Class A Common Stock outstanding, end of period	42,838	44,886

Changes in Class B Common Stock:	2026	2025
Number of shares, beginning of year	12,870	12,923
Common stock class conversions	(2)	(30)
Number of shares issued, end of period	12,868	12,893

Changes in Class B Common Stock in treasury:
Number of shares held, beginning of year	4,101	3,928
Purchases of treasury shares	6	2
Number of shares held, end of period	4,107	3,930
Number of Class B Common Stock outstanding, end of period	8,761	8,963

INDEX
Note 18 — Commitments and Contingencies
Legal Proceedings
We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of January 31, 2026, will not have a material effect upon our consolidated financial condition or results of operations.
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

Wiley also reported a Held for Sale or Sold segment in fiscal year 2025, which primarily includes non-core businesses which were classified as held-for-sale until the date of sale, as well other businesses which were sold.
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

INDEX
RESULTS OF OPERATIONS – THREE MONTHS ENDED JANUARY 31, 2026
THIRD QUARTER SUMMARY
•US GAAP Results: Consolidated Revenue of $410.0 million (+1%, compared with the prior year), Operating Income of $62.8 million (+21%, compared with the prior year), and Diluted Earnings per Share of $0.56 (+$0.99, compared with the prior year diluted loss per share).
•Adjusted Results at Constant Currency:
◦Beginning in the third quarter of fiscal year 2026, our adjusted results at constant currency no longer include any contributions from the Held for Sale or Sold segment in either the current or prior year periods. As a result, the comparative figures for both periods are now presented on a consistent basis, fully excluding the Held for Sale or Sold segment results.
◦Revenue of $410.0 million (consistent with the prior year), Adjusted Operating Income of $69.8 million (+22%, compared with the prior year), Adjusted EBITDA of $105.4 million (+12%, compared with the prior year), and Adjusted EPS of $0.97 (+19%, compared with the prior year).

CONSOLIDATED RESULTS OF OPERATIONS
Revenue:
Revenue for the three months ended January 31, 2026 increased $5.4 million, or 1%, as compared with the prior year. On a constant currency basis, revenue was consistent with the prior year. Artificial intelligence (AI) license revenue was $7.3 million for the three months ended January 31, 2026 as compared with $9 million in the prior year. The period to period comparability of AI license revenue can fluctuate due to timing and the nature of the underlying content.
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:

Cost of sales for the three months ended January 31, 2026 of $107.8 million increased $3.6 million, or 3% as compared with the prior year. On a constant currency basis, cost of sales increased 2% as compared with the prior year primarily due to higher royalty costs, partially offset by lower inventory costs.

Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended January 31, 2026 of $219.1 million decreased $10.9 million, or 5% as compared with the prior year. On a constant currency basis, operating and administrative expenses decreased 7%. This decline was primarily due to restructuring and cost savings initiatives resulting in lower employee costs, and professional fees. This was partially offset by higher bad debt expense.

Restructuring and Related Charges:

We recorded restructuring and related charges in the three months ended January 31, 2026 and 2025 of $7.1 million and $5.6 million, respectively. These charges are reflected in Restructuring and related charges on our Unaudited Condensed Consolidated Statements of Net Income (Loss).

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

INDEX
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

Excluding actions related to the Held for Sale or Sold segment, we anticipate to yield annualized cost savings of approximately $125 million, with approximately $110 million of that to be realized in fiscal year 2026 from actions taken starting in fiscal year 2024.

For the three months ended January 31, 2026 and 2025, we recorded pretax restructuring charges of $7.1 million and $5.6 million, respectively, related to this program.

See Note 9, “Restructuring and Related Charges” for more details on the Global Restructuring Program charges.

Business Optimization Program

For both the three months ended January 31, 2026 and 2025, we recorded net pretax restructuring credits of less than $(0.1) million related to this program.

See Note 9, “Restructuring and Related Charges” for more details on the Business Optimization Program credits.

For the impact of our restructuring programs on diluted earnings (loss) per share, see the section below, “Diluted Earnings (Loss) per Share.”

Amortization of Intangible Assets:

Amortization of intangible assets was $13.3 million for the three months ended January 31, 2026, an increase of $0.3 million, or 2%, as compared with the prior year. On a constant currency basis, amortization of intangible assets decreased 1% as compared with the prior year primarily due to the completion of amortization of certain acquired intangible assets, partially offset by the amortization expense related to acquired definite lived intangible assets, including those acquired as part of an acquisition.

Operating Income, Adjusted Operating Income (OI) and Adjusted EBITDA:

Operating income for the three months ended January 31, 2026 of $62.8 million increased $10.9 million, or 21% as compared with the prior year. On a constant currency basis, operating income increased 21% as compared with the prior year. The increase was primarily due to lower operating and administrative expenses, partially offset by higher cost of sales, and restructuring charges.
Adjusted OI and Adjusted EBITDA on a constant currency basis for the three months ended January 31, 2026 increased 22% and 12%, respectively, as compared with the prior year. These increases were primarily due to lower operating and administrative expenses, partially offset by an increase in costs of sales.
Adjusted OI
Below is a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted OI:

	Three Months Ended January 31,
	2026	2025
US GAAP Operating Income	$62,758	$51,831
Adjustments:
Restructuring and related charges	7,057	5,574
Non-GAAP Adjusted OI	$69,815	$57,405

INDEX
Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net Income (Loss) to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended January 31,
	2026	2025
Net Income (Loss)	$29,679	$(22,954)
Interest expense	11,490	14,027
Provision for income taxes	14,717	41,627
Depreciation and amortization	35,592	36,474
Non-GAAP EBITDA	91,478	69,174
Restructuring and related charges	7,057	5,574
Net foreign exchange transaction losses	5,187	4,222
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	161	15,930
Other expense (income), net	1,524	(1,021)
Non-GAAP Adjusted EBITDA	$105,407	$93,879
Interest Expense:
Interest expense for the three months ended January 31, 2026 was $11.5 million compared with the prior year of $14.0 million. This decrease was primarily due to a lower weighted average effective interest rate and, to a lesser extent, a decrease in the total debt outstanding.
Net Foreign Exchange Transaction (Losses):

Net foreign exchange transaction losses of $(5.2) million for the three months ended January 31, 2026 were primarily due to losses on our foreign currency denominated intercompany accounts receivable and payable balances and, to a lesser extent, losses on our foreign currency denominated third party accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.
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
Net Loss on Sale of Businesses, Assets, and Impairment Charges Related to Assets Held-For-Sale:

We recorded net pretax loss on sale of businesses, assets, and impairment charges related to assets held-for-sale as follows:

	Three Months Ended January 31,
	2026	2025
Wiley Edge	$(161)	$(15,566)
CrossKnowledge	—	275
University Services	—	(639)
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	$(161)	$(15,930)

INDEX
These charges are reflected in Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale on our Unaudited Condensed Consolidated Statements of Net Income (Loss). See Note 3, “Divestitures” for more details on the divestitures.

Other (Expense) Income, Net:

Other expense, net was $(1.5) million for the three months ended January 31, 2026, compared to other income, net of $1.0 million in the prior year. This decrease was primarily due to foregone interest income due to the sale of the University Services Seller Note on June 4, 2025. See Note 3, “Divestitures” for more details on the sale.
Provision for Income Taxes:
Below is a reconciliation of our US GAAP Income Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Three Months Ended January 31,
	2026	2025
US GAAP Income Before Taxes	$44,396	$18,673
Pretax Impact of Adjustments:
Restructuring and related charges	7,057	5,574
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	3,430	5,239
Amortization of acquired intangible assets	13,343	13,042
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	161	15,930
Non-GAAP Adjusted Income Before Taxes	$68,387	$58,458
Below is a reconciliation of our US GAAP Income Tax Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Three Months Ended January 31,
	2026	2025
US GAAP Income Tax Provision	$14,717	$41,627
Income Tax Impact of Adjustments(1):
Restructuring and related charges	1,448	404
Foreign exchange losses intercompany transactions, including the write off of certain cumulative translation adjustments	1,314	260
Amortization of acquired intangible assets	1,859	1,910
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	(1,257)	154
Income Tax Adjustments
Impact of withholding tax on Sri Lanka distribution	(1,208)	—
Impact of valuation allowance on the US GAAP effective tax rate	305	(31,744)
Non-GAAP Adjusted Income Tax Provision	$17,178	$12,611

US GAAP Effective Tax Rate	33.1%	222.9%
Non-GAAP Adjusted Effective Tax Rate	25.1%	21.6%

(1)	For the three months ended January 31, 2026 and 2025, substantially all of the tax impact was from deferred taxes.

INDEX
The US GAAP effective tax rate for the three months ended January 31, 2026 was 33.1% compared to 222.9% for the three months ended January 31, 2025. The US GAAP effective tax rate for the three months ended January 31, 2026 was lower than the prior year primarily due to a change in jurisdictional mix of earnings.

The Non-GAAP Adjusted Effective Tax Rate was 25.1% for the three months ended January 31, 2026 compared to 21.6% for the three months ended January 31, 2025. The increase in the Non-GAAP Adjusted Effective Tax Rate for the three months ended January 31, 2026 compared with the prior year was primarily due to the mix of income.

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

Under US GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Upon initial assessment of the elective tax measures, we determined the impact of these to be insignificant and reflected these in our financial statements using management’s best estimate through the third quarter of fiscal year 2026. We are continuing to evaluate the full year impact of the OBBBA and, based on our preliminary analysis, we do not anticipate a material effect on our consolidated financial statements for the year ended April 30, 2026.
Diluted Earnings (Loss) per Share:
Diluted earnings per share for the three months ended January 31, 2026 was $0.56 per share compared with a loss per share of $(0.43) per share for the three months ended January 31, 2025. This increase was primarily due to a decrease in the provision for income taxes and, to a lesser extent, an increase in income before taxes.
Below is a reconciliation of our US GAAP Earnings (Loss) per Share to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below are presented in the section above, “Provision for Income Taxes.”

	Three Months Ended January 31,
	2026	2025
US GAAP Earnings (Loss) Per Share	$0.56	$(0.43)
Adjustments:
Restructuring and related charges	0.11	0.09
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	0.04	0.09
Amortization of acquired intangible assets	0.21	0.20
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	0.03	0.29
Income tax adjustments	0.02	0.58
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (1)	—	0.02
Non-GAAP Adjusted EPS	$0.97	$0.84

(1)
Represents the impact of using diluted weighted-average number of common shares outstanding (54.6 million shares for the three months ended January 31, 2025) included in the Non-GAAP Adjusted EPS calculation in order to apply the dilutive impact on adjusted net income due to the effect of unvested restricted stock units and other stock awards. This impact occurs when a US GAAP net loss is reported and the effect of using dilutive shares is antidilutive.

On a constant currency basis, Adjusted EPS increased 19% primarily due to an increase in Adjusted Operating Income and, to a lesser extent, lower diluted weighted-average number of common shares outstanding, partially offset by an increase in the Adjusted Income Tax Provision.

INDEX
SEGMENT OPERATING RESULTS

	Three Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
RESEARCH	2026	2025
Revenue:
Research Publishing	$233,435	$225,874	3%	1%
Research Solutions	40,684	41,670	(2)%	(3)%
Total Research Revenue	274,119	267,544	2%	1%

Cost of sales	73,228	69,157	(6)%	(5)%
Direct expenses	80,786	81,685	1%	5%
Allocated Corporate expenses	41,062	40,316	(2)%	0%
Amortization of intangible assets	11,312	10,717	(6)%	(1)%
Adjusted Operating Income	67,731	65,669	3%	3%
Depreciation and amortization	23,024	21,918	(5)%	(3)%
Adjusted EBITDA	$90,755	$87,587	4%	3%
Adjusted EBITDA Margin	33.1%	32.7%
Revenue:

Research revenue for the three months ended January 31, 2026 increased $6.6 million, or 2%, as compared with the prior year on a reported basis. On a constant currency basis, Research revenue increased 1% as compared with the prior year. Research Publishing revenue on a constant currency basis increased 1% as compared with the prior year primarily due to continued growth in author-funded open access and, to a lesser extent, an increase in recurring revenue models which includes subscriptions and transformational agreements. These increases were partially offset by lower licensing revenue including AI, and softness in ancillary products. Research Publishing on a constant currency basis excluding AI revenue increased 4%. Research Solutions revenue on a constant currency basis decreased 3% as compared with the prior year primarily due to softness in recruiting and databases, partially offset by higher AI license revenue which includes content licensed from other publishers.

Research AI license revenue for the three months ended January 31, 2026 was $6.2 million as compared with $9 million in the prior year. Open access article output growth was approximately 28% as compared with the prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 3% as compared with the prior year. This increase was primarily due to cost savings initiatives and, to a lesser extent, higher revenue, partially offset by higher royalty costs.

INDEX

	Three Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
LEARNING	2026	2025
Revenue:
Academic	$80,108	$78,795	2%	1%
Professional	55,809	58,287	(4)%	(5)%
Total Learning Revenue	135,917	137,082	(1)%	(2)%

Cost of sales	34,553	35,062	1%	3%
Direct expenses	34,699	33,808	(3)%	(1)%
Allocated Corporate expenses	26,364	28,441	7%	9%
Amortization of intangible assets	2,031	2,007	(1)%	(1)%
Adjusted Operating Income	38,270	37,764	1%	1%
Depreciation and amortization	10,179	10,761	5%	6%
Adjusted EBITDA	$48,449	$48,525	0%	(1)%
Adjusted EBITDA Margin	35.6%	35.4%
Revenue:

Learning revenue decreased $1.2 million, or 1%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 2% as compared with the prior year. Academic revenue on a constant currency basis increased 1% as compared with the prior year due to an increase in licensing revenue including AI and, to a lesser extent, digital content growth, partially offset by a decline in print book sales and, to a lesser extent, digital courseware. Professional revenue on a constant currency basis decreased 5% as compared with the prior year due to a decline in print and digital revenue due to inventory reductions at an online retailer and a slowdown in consumer and corporate spending, partially offset by an increase in licensing revenue including AI.

Learning AI license revenue for the three months ended January 31, 2026 was $1.2 million included in both Academic and Professional compared with none in the prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 1% as compared with the prior year. This decrease was primarily due to lower revenue, partially offset by restructuring and cost savings initiatives, and favorable product mix.

HELD FOR SALE OR SOLD
Our Held for Sale or Sold segment has no operating results for the three months ended January 31, 2026 and 2025, respectively. This is due to the completion of the sale of all businesses within this segment prior to the beginning of the current and comparative reporting periods. As a result, no revenues or expenses attributable to these businesses are included in the Unaudited Condensed Consolidated Statements of Net Income (Loss) for the three months ended January 31, 2026 and 2025. See Note 3, “Divestitures” for more details on the divestitures.

INDEX

	Three Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
CORPORATE EXPENSES	2026	2025
Unallocated Corporate expenses	$36,186	$45,710	21%	22%
Amortization of intangible assets	—	318	#	#
Adjusted Unallocated Corporate Expenses	(36,186)	(46,028)	21%	22%
Depreciation and amortization	2,389	3,795	37%	37%
Adjusted EBITDA	$(33,797)	$(42,233)	20%	21%
# Variance greater than 100%
On a constant currency basis, adjusted unallocated corporate expenses of $33.8 million on an Adjusted EBITDA basis decreased 21% as compared with the prior year. This was primarily due to restructuring and expense management across functional areas, namely technology.
RESULTS OF OPERATIONS – NINE MONTHS ENDED JANUARY 31, 2026
NINE MONTHS SUMMARY
•US GAAP Results: Consolidated Revenue of $1,228.6 million (-1%, compared with the prior year), Operating Income of $166.7 million (+15%, compared with the prior year), and Diluted Earnings per Share of $1.62 (+$1.33 , compared with the prior year).
•Adjusted Results at Constant Currency (excluding Held for Sale or Sold segment results): Adjusted Revenue of $1,228.6 million (consistent with the prior year), Adjusted Operating Income of $183.0 million (+13%, compared with the prior year), Adjusted EBITDA of $290.9 million (+6%, compared with the prior year), and Adjusted EPS of $2.56 (+13%, compared with the prior year).

CONSOLIDATED RESULTS OF OPERATIONS
Revenue:
Revenue for the nine months ended January 31, 2026 decreased $6.4 million, or 1%, as compared with the prior year. On a constant currency basis, revenue decreased 2% as compared with the prior year. Excluding the revenues from the Held for Sale or Sold segment, Adjusted Revenue was consistent with the prior year on a constant currency basis. AI license revenue was $42.3 million for the nine months ended January 31, 2026 as compared with $30 million in the prior year. The AI license revenue in the nine months ended January 31, 2026 includes $19.4 million of revenue related to content which Wiley has licensed from other publishers.
Adjusted Revenue
Below is a reconciliation of our consolidated US GAAP Revenue, net to Non-GAAP Adjusted Revenue, net:

	Nine Months Ended January 31,
	2026	2025
US GAAP Revenue, net	$1,228,587	$1,235,030
Less: Held for Sale or Sold segment	—	(17,382)
Non-GAAP Adjusted Revenue, net	$1,228,587	$1,217,648
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.

INDEX
Cost of Sales:

Cost of sales for the nine months ended January 31, 2026 of $321.4 million increased $1.0 million and was consistent with the prior year. On a constant currency basis, cost of sales decreased 1% as compared with the prior year. This was primarily due to the prior year including employee costs primarily related to the Wiley Edge business which was sold on May 31, 2024 and, to a lesser extent, lower inventory costs primarily in Learning. These factors were partially offset by higher royalty costs.

Excluding the cost of sales from the Held for Sale or Sold segment, cost of sales increased 2% as compared with the prior year on a constant currency basis primarily due to higher royalty costs, partially offset by lower inventory costs primarily in Learning.

Operating and Administrative Expenses:

Operating and administrative expenses for the nine months ended January 31, 2026 of $684.5 million decreased $33.2 million, or 5% as compared with the prior year. On a constant currency basis, operating and administrative expenses decreased 6% as compared with the prior year due to restructuring and cost savings initiatives resulting in lower employee costs and, to a lesser extent, lower professional fees, and travel and entertainment costs.

On a constant currency basis, operating and administrative expenses excluding expenses from the Held for Sale or Sold segment decreased 4% as compared with the prior year. These declines were primarily due to restructuring and cost savings initiatives resulting in lower employee costs and, to a lesser extent, lower professional fees, and travel and entertainment costs.

Restructuring and Related Charges:

We recorded restructuring and related charges in the nine months ended January 31, 2026 and 2025 of $16.1 million and $13.1 million, respectively. These charges are reflected in Restructuring and related charges on our Unaudited Condensed Consolidated Statements of Net Income (Loss).

Global Restructuring Program

For the nine months ended January 31, 2026 and 2025, we recorded pretax restructuring charges of $16.2 million and $16.8 million, respectively, related to this program.
See Note 9, “Restructuring and Related Charges” for more details on the Global Restructuring Program charges.

Business Optimization Program

For the nine months ended January 31, 2026 and 2025, we recorded pretax restructuring credits of less than $(0.1) million and $(3.8) million, respectively, related to this program.

See Note 9, “Restructuring and Related Charges” for more details on the Business Optimization Program credits.

For the impact of our restructuring programs on diluted earnings per share, see the section below, “Diluted Earnings per Share.”

Amortization of Intangible Assets:

Amortization of intangible assets was $39.8 million for the nine months ended January 31, 2026, an increase of $0.9 million, or 2%, as compared with the prior year. On a constant currency basis, amortization of intangible assets decreased 1% as compared with the prior year primarily due to the completion of amortization of certain acquired intangible assets, partially offset by amortization expense related to acquired definite lived intangible assets, including those acquired as part of an acquisition.

INDEX
Operating Income, Adjusted Operating Income (OI) and Adjusted EBITDA:
Operating income of $166.7 million for the nine months ended January 31, 2026 increased $21.8 million, or 15% as compared with the prior year on a reported and constant currency basis. The increase was primarily due to lower operating and administrative expenses, partially offset by a decrease in revenue.
Adjusted OI and Adjusted EBITDA on a constant currency basis for the nine months ended January 31, 2026 increased 13% and 6%, respectively, as compared with the prior year. The increase in Adjusted OI and Adjusted EBITDA was primarily due to lower operating and administrative expenses, partially offset by higher cost of sales.
Adjusted OI
Below is a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted OI:

	Nine Months Ended January 31,
	2026	2025
US GAAP Operating Income	$166,717	$144,937
Adjustments:
Restructuring and related charges	16,127	13,071
Held for Sale or Sold segment Adjusted Operating Loss	—	3,578
Legal settlement	108	—
Non-GAAP Adjusted OI	$182,952	$161,586
Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net Income to Non-GAAP EBITDA and Adjusted EBITDA:

	Nine Months Ended January 31,
	2026	2025
Net Income	$86,270	$16,068
Interest expense	34,202	41,277
Provision for income taxes	33,843	74,545
Depreciation and amortization	107,967	110,445
Non-GAAP EBITDA	262,282	242,335
Restructuring and related charges	16,127	13,071
Net foreign exchange transaction losses	5,202	7,316
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	3,586	9,760
Other expense (income), net	3,614	(4,029)
Held for Sale or Sold segment Adjusted EBITDA	—	3,578
Legal settlement	108	—
Non-GAAP Adjusted EBITDA	$290,919	$272,031

INDEX
Interest Expense:
Interest expense for the nine months ended January 31, 2026, was $34.2 million compared with the prior year of $41.3 million. This decrease was primarily due to a lower weighted average effective interest rate and, to a lesser extent, a decrease in the total debt outstanding.
Net Foreign Exchange Transaction (Losses):

Net foreign exchange transaction losses of $(5.2) million for the nine months ended January 31, 2026 were primarily due to losses on our foreign currency denominated intercompany accounts receivable and payable balances and, to a lesser extent, losses on our foreign currency denominated third party accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.
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

Net Loss on Sale of Businesses, Assets, and Impairment Charges Related to Assets Held-for-Sale:

For the nine months ended January 31, 2026 and 2025, we recorded net pretax loss on sale of businesses, assets, and impairment charges related to assets held-for-sale as follows:

	Nine Months Ended January 31,
	2026	2025
University Services	$(934)	$850
CrossKnowledge	(2,309)	4,197
Wiley Edge	(161)	(14,778)
Tuition Manager	—	120
Other disposition activity	(182)	(149)
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	$(3,586)	$(9,760)

These charges are reflected in Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale on our Unaudited Condensed Consolidated Statements of Net Income (Loss). See Note 3, “Divestitures” for more details on the divestitures.

Other (Expense) Income, Net:

Other expense, net was $(3.6) million for the nine months ended January 31, 2026, compared to other income, net of $4.0 million in the prior year. This decrease was primarily due to foregone interest income due to the sale of the University Services Seller Note on June 4, 2025.

INDEX
Provision for Income Taxes:
Below is a reconciliation of our US GAAP Income Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Nine Months Ended January 31,
	2026	2025
US GAAP Income Before Taxes	$120,113	$90,613
Pretax Impact of Adjustments:
Restructuring and related charges	16,127	13,071
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	1,880	5,590
Amortization of acquired intangible assets	39,801	38,956
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	3,586	9,760
Held for Sale or Sold segment Adjusted Loss Before Taxes	—	3,578
Legal settlement	108	—
Non-GAAP Adjusted Income Before Taxes	$181,615	$161,568
Below is a reconciliation of our US GAAP Income Tax Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Nine Months Ended January 31,
	2026	2025
US GAAP Income Tax Provision	$33,843	$74,545
Income Tax Impact of Adjustments(1):
Restructuring and related charges	3,238	1,315
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	346	599
Amortization of acquired intangible assets	5,985	5,511
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	(1,203)	(1,360)
Held for Sale or Sold segment Adjusted Tax Benefit	—	887
Legal settlement	—	—
Income Tax Adjustments
Impact of withholding tax on Sri Lanka distribution	(1,208)	—
Impact of valuation allowance on the US GAAP effective tax rate	334	(44,863)
Impact of change in Germany statutory tax rate on deferred tax balances	3,869	—
Non-GAAP Adjusted Income Tax Provision	$45,204	$36,634

US GAAP Effective Tax Rate	28.2%	82.3%
Non-GAAP Adjusted Effective Tax Rate	24.9%	22.7%

(1)	For the nine months ended January 31, 2026 and 2025, substantially all of the tax impact was from deferred taxes.

INDEX
The US GAAP effective tax rate for the nine months ended January 31, 2026, was 28.2% compared to 82.3% for the nine months ended January 31, 2025. The US GAAP effective tax rate for the nine months ended January 31, 2026 was lower than the prior year primarily due to a change in jurisdictional mix of earnings and a deferred tax benefit being recorded this year as a result of the enactment of tax rate reductions in Germany.

The Non-GAAP Adjusted Effective Tax Rate was 24.9% for the nine months ended January 31, 2026 compared to 22.7% for the nine months ended January 31, 2025. The increase in the Non-GAAP Adjusted Effective Tax Rate for the nine months ended January 31, 2026 compared with the prior year was primarily due to the mix of income.
Diluted Earnings per Share:

Diluted earnings per share for the nine months ended January 31, 2026 was $1.62 per share compared with earnings per share of $0.29 per share for the nine months ended January 31, 2025. This increase was primarily due to a lower provision for income taxes and, to a lesser extent, higher income before taxes.
Below is a reconciliation of our US GAAP Earnings per Share to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below are presented in the section above, “Provision for Income Taxes.”

	Nine Months Ended January 31,
	2026	2025
US GAAP Earnings Per Share	$1.62	$0.29
Adjustments:
Restructuring and related charges	0.24	0.21
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	0.03	0.09
Amortization of acquired intangible assets	0.64	0.62
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	0.09	0.20
Held for Sale or Sold segment Adjusted Net Loss	—	0.05
Legal settlement	—	—
Income tax adjustments	(0.06)	0.82
Non-GAAP Adjusted EPS	$2.56	$2.28
On a constant currency basis, Adjusted EPS increased 13% primarily due to an increase in Adjusted Operating Income and, to a lesser extent, lower diluted weighted-average number of common shares outstanding, partially offset by an increase in the Adjusted Income Tax Provision.

INDEX
SEGMENT OPERATING RESULTS

	Nine Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
RESEARCH	2026	2025
Revenue:
Research Publishing	$706,644	$679,492	4%	2%
Research Solutions	127,681	115,246	11%	10%
Total Research Revenue	834,325	794,738	5%	4%

Cost of sales	227,656	207,406	(10)%	(9)%
Direct expenses	251,544	251,157	0%	2%
Allocated Corporate expenses	127,536	122,918	(4)%	(3)%
Amortization of intangible assets	33,649	32,845	(2)%	1%
Adjusted Operating Income	193,940	180,412	7%	7%
Depreciation and amortization	69,728	66,999	(4)%	(2)%
Adjusted EBITDA	$263,668	$247,411	7%	6%
Adjusted EBITDA Margin	31.6%	31.1%
Revenue:

Research revenue for the nine months ended January 31, 2026 increased $39.6 million, or 5%, as compared with the prior year on a reported basis. On a constant currency basis, Research revenue increased 4% as compared with the prior year. Research Publishing revenue on a constant currency basis increased 2% primarily due to continued growth in author-funded open access and, to a lesser extent, recurring revenue models which includes subscriptions and transformational agreements. These increases were partially offset by lower licensing revenue including AI, and softness in ancillary products. Research Solutions revenue on a constant currency basis increased 10% primarily due to AI license revenue which includes content licensed from other publishers, partially offset by a decrease in recruitment and databases due to lower corporate spending.

Research AI license revenue for the nine months ended January 31, 2026 was $26.8 million as compared to approximately $10 million in the prior year. Open access article output growth was approximately 24% as compared with the prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 6% as compared with the prior year. This increase was primarily due to higher revenue and, to a lesser extent, restructuring and cost savings initiatives, partially offset by higher royalty costs.

INDEX

	Nine Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
LEARNING	2026	2025
Revenue:
Academic	$222,610	$233,547	(5)%	(5)%
Professional	171,652	189,363	(9)%	(10)%
Total Learning Revenue	394,262	422,910	(7)%	(7)%

Cost of sales	93,772	105,278	11%	12%
Direct expenses	105,779	107,844	2%	3%
Allocated Corporate expenses	81,879	87,580	7%	8%
Amortization of intangible assets	6,152	6,073	(1)%	(1)%
Adjusted Operating Income	106,680	116,135	(8)%	(8)%
Depreciation and amortization	30,703	32,952	7%	7%
Adjusted EBITDA	$137,383	$149,087	(8)%	(8)%
Adjusted EBITDA Margin	34.8%	35.3%
Revenue:

Learning revenue decreased $28.6 million, or 7%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 7% as compared with the prior year. Academic revenue on a constant currency basis decreased 5% primarily due to a decline in print book sales and, to a lesser extent, a decrease in digital courseware, and licensing revenue including AI, partially offset by higher digital content growth. Professional revenue on a constant currency basis decreased 10% primarily due to a decline in print and digital sales through retail channels and, to a lesser extent, a decrease in licensing revenue including AI.

Learning AI license revenue for the nine months ended January 31, 2026 was $15.4 million as compared with approximately $20 million in the prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 8% as compared with the prior year. This decrease was primarily due to lower revenue, partially offset by lower royalty costs, inventory costs, and restructuring and cost savings initiatives.

INDEX

	Nine Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
HELD FOR SALE OR SOLD	2026	2025
Total Held for Sale or Sold Revenue	$—	$17,382	#	#

Cost of sales	—	7,755	#	#
Direct expenses	—	10,364	#	#
Allocated Corporate expenses	—	2,841	#	#
Amortization of intangible assets	—	—	#	#
Adjusted Operating Loss	—	(3,578)	#	#
Depreciation and amortization	—	—	#	#
Adjusted EBITDA	$—	$(3,578)	#	#
Adjusted EBITDA Margin	0.0%	(20.6)%
# Variance greater than 100%
Revenue:

Revenue for Held for Sale or Sold decreased $17.4 million as compared with the prior year due to the sale of Wiley Edge on May 31, 2024, with the exception of its India operations which sold on August 31, 2024, and CrossKnowledge on August 31, 2024.
Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA was zero for the nine months ended January 31, 2026 compared to a loss of $3.6 million in the prior year due to the sale of the Wiley Edge and CrossKnowledge businesses.

	Nine Months Ended January 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
CORPORATE EXPENSES	2026	2025
Unallocated Corporate expenses	$117,668	$134,966	13%	13%
Amortization of intangible assets	—	(5)	#	#
Adjusted Unallocated Corporate Expenses	(117,668)	(134,961)	13%	13%
Depreciation and amortization	7,536	10,494	28%	28%
Adjusted EBITDA	$(110,132)	$(124,467)	12%	12%
# Variance greater than 100%
On a constant currency basis, adjusted corporate expenses of $110.1 million on an Adjusted EBITDA basis decreased 12% as compared with the prior year. This was primarily due to restructuring and costs savings initiatives resulting in lower employment costs, and professional fees.

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

As of January 31, 2026, we had cash and cash equivalents of $95.1 million, of which approximately all was located outside the US. Maintenance of these cash and cash equivalent balances outside the US does not have a material impact on the liquidity or capital resources of our operations. We intend to repatriate earnings from our non-US subsidiaries, and to the extent we repatriate these funds to the US, we may be required to pay taxes in various US state and local jurisdictions and withholding or similar taxes in applicable non-US jurisdictions in the periods in which such repatriation occurs. Accordingly, as of January 31, 2026 we have recorded a deferred tax liability of approximately $1.4 million related to the estimated taxes that would be incurred upon repatriating certain non-US earnings to the US.

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

As of January 31, 2026, we had approximately $807.5 million of debt outstanding, net of unamortized issuance costs of $0.3 million, and approximately $485.2 million of unused borrowing capacity under our Amended and Restated CA and other facilities. Our Amended and Restated CA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of January 31, 2026.
Analysis of Historical Cash Flows
The following table shows the changes in our Unaudited Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended January 31,
	2026	2025
Net cash provided by operating activities	$103,312	$52,250
Net cash provided by (used in) investing activities	45,606	(69,694)
Net cash (used in) provided by financing activities	(139,972)	24,076
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	$287	$(1,615)
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

INDEX
Free Cash Flow Less Product Development Spending:

	Nine Months Ended January 31,
	2026	2025
Net cash provided by operating activities	$103,312	$52,250
Less: Additions to technology, property, and equipment	(37,984)	(42,347)
Less: Product development spending	(9,785)	(11,054)
Free cash flow less product development spending	$55,543	$(1,151)
Net Cash Provided By Operating Activities
The following is a summary of the $51.0 million change in Net cash provided by operating activities for the nine months ended January 31, 2026 compared with the nine months ended January 31, 2025 (amounts in millions).

Net cash provided by operating activities – Nine Months Ended January 31, 2025	$52.3
Net income adjusted for items to reconcile net income to net cash provided by operating activities, which would include such noncash items as depreciation and amortization, net losses on sale of businesses, assets, and impairment charges related to assets held-for-sale, restructuring charges, and the change in deferred taxes	67.4
Working capital changes:
Accounts receivable, net and contract liabilities	(22.3)
Accounts payable and accrued royalties	10.8
Changes in other assets and liabilities	(4.9)
Net cash provided by operating activities – Nine Months Ended January 31, 2026	$103.3

The unfavorable change in accounts receivable, net and contract liabilities was primarily due to the timing of billings to and collections from customers, and lower revenue.

The favorable change in accounts payable and accrued royalties was primarily due to the timing of payments.

The unfavorable change in other assets and liabilities was primarily due to the change in income taxes including higher net income tax payments in fiscal year 2026. This was partially offset by lower employee related costs which includes lower payments for annual incentive compensation in fiscal year 2026 related to the prior fiscal year, and lower contributions to defined benefit plans in fiscal year 2026.

Our negative working capital (current assets less current liabilities) was $281.2 million and $381.0 million as of January 31, 2026 and April 30, 2025, respectively. This $99.8 million change in negative working capital was primarily due to the seasonality of our business. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions for which cash has been collected in advance. The contract liabilities will be recognized as revenue when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of January 31, 2026 and as of April 30, 2025 includes $292.8 million and $462.7 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Cash collected in advance for subscriptions is used by us for a number of purposes, including funding operations, capital expenditures, acquisitions, debt repayments, dividend payments, and share repurchases.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities for the nine months ended January 31, 2026 was $45.6 million compared to net cash used in investing activities of $69.7 million in the prior year. The change in investing activities was primarily due to the $115.3 million in cash received in fiscal year 2026 as a result of selling the remaining University Services assets in June 2025, partially offset by higher additions for publication rights. See Note 3, "Divestitures" for further details on the sale of the University Services assets.

INDEX
Net Cash (Used In) Provided By Financing Activities

Net cash used in financing activities was $140.0 million for the nine months ended January 31, 2026 compared to net cash provided by financing activities of $24.1 million for the nine months ended January 31, 2025. This change was primarily due to lower net borrowings in fiscal year 2026 of $113.2 million and, to a lesser extent, an increase of $34.5 million in cash used for purchases of treasury shares, and a $16.9 million change in book overdrafts.

In the nine months ended January 31, 2026, we increased our quarterly dividend to shareholders to $1.42 per share annualized versus $1.41 per share annualized in the prior year.
During the three months ended July 31, 2025, our Board of Directors approved an additional share repurchase program of $250 million of Class A or B Common Stock. As of January 31, 2026, we had authorization from our Board of Directors to repurchase up to $237.3 million that was remaining under this program.
This share repurchase program is in addition to the share repurchase program approved by our Board of Directors during the year ended April 30, 2020 of $200 million of Class A or B Common Stock. As of January 31, 2026, no additional shares were remaining under this program for purchase.
The following table summarizes the shares repurchased of Class A and Class B Common Stock (shares in thousands):

	Nine Months Ended January 31,
	2026	2025
Shares repurchased – Class A	1,973	782
Shares repurchased – Class B	6	2
Average price – Class A and Class B	$35.42	$44.66
During the nine months ended January 31, 2026 and 2025, we repurchased $70.1 million and $35.0 million, respectively, under these programs.
The total amount repurchased and the average price per share excludes excise taxes payable on share repurchases and may differ from the share repurchases reflected in Purchases of treasury shares in our Unaudited Condensed Consolidated Statements of Cash Flows. For the nine months ended January 31, 2026, the total amount repurchased and the total shares repurchased includes unsettled purchases, and such amount differs from the amount reflected in Purchases of treasury shares in our Unaudited Condensed Consolidated Statements of Cash Flows.
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

On an annual basis, a hypothetical one percent change in interest rates for the $357.8 million of unhedged variable rate debt as of January 31, 2026 would affect net income and cash flow by approximately $2.7 million.
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

During the three and nine months ended January 31, 2026, we recorded foreign currency translation gains in Accumulated other comprehensive loss, net of tax of approximately $33.3 million and $23.3 million, respectively, primarily as a result of the fluctuations of the US dollar relative to the British pound sterling and, to a lesser extent, the euro.

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

INDEX
Sales Return Reserves

The estimated allowance for print book sales returns is based upon an analysis of actual historical return experience in the various markets and geographic regions in which we do business. We collect, maintain, and analyze significant amounts of sales returns data for large volumes of homogeneous transactions. This allows us to make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Associated with the estimated sales return reserves, we also include a related increase to inventory and a reduction to accrued royalties as a result of the expected returns. Print book sales return reserves amounted to a net liability balance of $9.7 million and $9.0 million as of January 31, 2026 and April 30, 2025, respectively.
The reserves are reflected in the following accounts of our Unaudited Condensed Consolidated Statements of Financial Position:

	January 31, 2026	April 30, 2025
Increase in Inventories, net	$3,972	$4,042
Decrease in Accrued royalties	$(2,210)	$(2,067)
Increase in Contract liabilities	$15,845	$15,093
Print book sales return reserve net liability balance	$(9,663)	$(8,984)
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

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no single book customer accounts for more than 6% of total consolidated revenue and 13% of accounts receivable, net at January 31, 2026, the top 10 book customers account for approximately 11% of total consolidated revenue and approximately 36% of accounts receivable, net at January 31, 2026.
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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no significant developments related to legal proceedings during the three months ended January 31, 2026. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2025 Note 16, “Commitment and Contingencies”.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended July 31, 2025, our Board of Directors approved an additional share repurchase program of $250 million of Class A or B Common Stock. The share repurchase program is in addition to the share repurchase program approved by our Board of Directors during the year ended April 30, 2020 of $200 million of Class A or B Common Stock. As of January 31, 2026, no additional shares were remaining for purchase under the $200 million program approved during the year ended April 30, 2020.
During the three months ended January 31, 2026, we made the following purchases of Class A and Class B Common Stock under our publicly announced stock repurchase programs:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program	Maximum Dollar Value of Shares that May be Purchased Under Additional Plans or Programs (Dollars in millions)
November 2025	163,488	$35.97	163,488	—	$266.5
December 2025	459,871	31.68	459,871	—	251.9
January 2026	471,176	30.94	471,176	—	237.3
Total	1,094,535	$32.00	1,094,535	—	$237.3

(1)	Average price per share excludes excise taxes payable on share repurchases.
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

Dated: March 6, 2026