Form 10-K
period 2026-04-30
JOHN WILEY & SONS, INC.
filed 2026-06-24
CIK 107140

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: April 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-11507
JOHN WILEY & SONS, INC.
(Exact name of Registrant as specified in its charter)

New York	13-5593032
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

111 River Street, Hoboken, New Jersey	07030
Address of principal executive offices	Zip Code

(201) 748-6000
Registrant’s telephone number including area code

Securities registered pursuant to Section 12(b) of the Act: Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $1.00 per share	WLY	New York Stock Exchange
Class B Common Stock, par value $1.00 per share	WLYB	New York Stock Exchange

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, October 31, 2025, was approximately $1,498 million. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant’s Class A and Class B Common Stock as of May 31, 2026 was 42,001,047 and 8,759,308 respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on September 24, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Index
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2026

Index
Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition, and results of operations. The Securities and Exchange Commission (SEC) encourages companies to disclose forward-looking information so that investors can better understand a company’s prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will,” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, anticipated restructuring charges and savings, operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those described in any forward-looking statements. Any such forward-looking statements are based upon many assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond our control, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment by Wiley in new technologies and products; (ii) subscriber renewal rates for our journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the seasonal nature of our educational business and the impact of the used book market; (vii) worldwide economic and political conditions; (viii) our ability to protect our copyrights and other intellectual property worldwide; (ix) our ability to successfully integrate acquired operations and realize expected synergies and opportunities; (x) the ability to realize operating savings over time and in fiscal year 2027 in connection with our multiyear Global Restructuring Program and completed dispositions; (xi) cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business; (xii) as a result of acquisitions, we have and may record a significant amount of goodwill and other identifiable intangible assets and we may never realize the full carrying value of these assets; (xiii) our ability to leverage artificial intelligence technologies in our products and services, including generative artificial intelligence, large language models, machine learning, and other artificial intelligence tools; and (xiv) other factors detailed from time to time in our filings with the SEC. We undertake no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

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
For example:
•Adjusted EPS, Adjusted Revenue, Adjusted Operating Income and margin, Adjusted Income Before Taxes, Adjusted Income Tax Provision, Adjusted Effective Tax Rate, EBITDA, and Adjusted EBITDA and margin provide a more comparable basis to analyze operating results and earnings and are measures commonly used by shareholders to measure our performance.
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
Wiley is a global leader in authoritative content and research intelligence for the advancement of scientific discovery, innovation, and learning. The Company’s content, services, platforms, and knowledge networks are tailored to meet the evolving needs of its customers and partners, including institutions, societies, corporations, researchers, students, instructors, and other professionals. Wiley is a predominantly digital company with 85% of revenue for the year ended April 30, 2026 generated by digital products and services. For the year ended April 30, 2026, 48% of revenue is recurring which includes revenue that is contractually obligated or set to recur with a high degree of certainty.
We report financial information for the following reportable segments, as well as a Corporate category, which includes certain costs that are not allocated to the reportable segments:
•Research includes the reporting lines of Research Publishing and Research Solutions
•Learning includes the Academic and Professional reporting lines and consists of publishing, courseware, and assessments.
Wiley also reported a Held for Sale or Sold segment in the years ended April 30, 2025 and 2024, which primarily included non-core businesses which were classified as held-for-sale until the date of sale, as well as other businesses which were sold.
Our operations are primarily located in the United States (US) and the United Kingdom (UK), with smaller offices in Germany, India, and Jordan. In the year ended April 30, 2026, approximately 49% of our consolidated revenue was from outside the US.
Wiley’s business strategies are tightly aligned with consistent long-term growth trends, including (1) ever-increasing global research and development (R&D) investment and researcher productivity gains from artificial intelligence (AI), leading to growth in scientific research output and the number of institutions and researchers worldwide, and (2) the ever-increasing need for authoritative content to fuel AI models and applications. These strategies include expanding our publishing program and journal portfolio to meet the global demand for peer-reviewed research, driving additional value in our subscription-based models for universities and corporations, volume-based models for open access, content licensing opportunities for applications in AI and data analytics, and content platform and service offerings for corporations and societies. AI and data analytics is our emerging growth engine, leveraging our proprietary content, data, and partnership ecosystem for corporate models and applications. Learning strategies include selectively scaling high-value digital content, courseware, and assessments to meet targeted opportunities in education and professional development.

Index
Business Segments
Research:
Research’s mission is to support researchers, professionals, and learners in the discovery and use of research knowledge to help them achieve their goals. Research provides over 1,900 scientific, technical, medical, and scholarly journals, as well as related content and services in areas of physical sciences and engineering, health sciences, social sciences and humanities, and life sciences. Research customers include academic, corporate, government, and public libraries, funders of research, researchers, scientists, clinicians, engineers and technologists, scholarly and professional societies, and students and professors. Research products are sold and distributed globally through multiple channels, including direct to research libraries and library consortia via multi-year agreements, through independent subscription agents, and direct to researchers and professional society members, and other customers. For fiscal year 2026, approximately 96% of Research revenue is generated by digital and online products, and services. Publishing centers include Australia, China, Germany, India, the UK, and the US. Research revenue accounted for approximately 67% of our consolidated revenue in the year ended April 30, 2026, with a 33.2% Adjusted EBITDA margin. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section “Segment Operating Results” of this Annual Report on Form 10-K for further details and for the reconciliation of Adjusted Operating Income to Adjusted EBITDA.
Research revenue by product type includes Research Publishing and Research Solutions. The graphs below present revenue by product type for the years ended April 30, 2026 and 2025:
2026
2025
Key growth strategies for the Research segment include publishing more peer-reviewed research and expanding our journal portfolio to meet global demand, thereby increasing the value of our Journal Subscriptions (pay to read), Transformational Agreements (pay to read and publish), developing open access journals and driving volume-based revenue streams (pay to publish), focusing on high-growth and emerging research markets, licensing our content for innovation in the corporate R&D value chain, and developing new digital products and information services to meet the needs of researchers, authors, societies, and corporate customers.
Research Publishing
Research Publishing generates the majority of its revenue from contracts with its customers in the following revenue streams:
•Journal Subscriptions (pay to read) and Transformational Agreements (pay to read and publish) under multi-year arrangements
•Open Access (pay to publish)
•Licensing and ancillary products

Index
Journal Subscriptions and Transformational Agreements
As of April 30, 2026, we published over 1,900 academic research journals. We sell Journal Subscriptions directly to thousands of research institutions worldwide through our sales representatives, indirectly through independent subscription agents, through marketing campaigns, and through memberships in professional societies for those journals that are sponsored by societies. Journal Subscriptions are primarily licensed through contracts for digital content available online through our Wiley Online Library platform. Contracts are negotiated by us directly with customers or their subscription agents. Subscription periods typically cover calendar years. Payment for subscription revenue is generally collected in advance.
Transformational Agreements (read and publish) are a subscription-based model that blends Journal Subscriptions and Open Access offerings. For a single fee, a national or regional consortium of libraries pays in advance and receives full read access to our journal portfolio and the ability to publish under an open access arrangement (articles made freely available and authors maintain copyright). Like Journal Subscriptions, Transformational Agreements involve recurring revenue under multi-year arrangements.
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
Wiley’s performance in the 2025 release of the JCR remains strong, maintaining its top 3 position in terms of citations received. Wiley has 8% of titles, 8% of articles, and 10% of citations.

A total of 1,740 Wiley journals were included in the reports. Wiley journals ranked #1 in 17 categories across 17 of its titles and achieved 269 top-10 category rankings.

Open Access

Under the Open Access business model, accepted research articles once published are immediately free to access online. Open Access offers authors choices in how to share and disseminate their work, and it serves the needs of researchers who may be required by their research funder to make articles freely accessible without embargo. APCs are typically paid by the individual author or by the author’s funder, and payments are often mediated by the author’s institution. We provide specific workflows and infrastructure to authors, funders, and institutions to support the requirements of Open Access.

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
Licensing and ancillary products
Licensing and ancillary products includes the licensing of publishing rights, the licensing of content for AI including training large language models (LLM) to improve accuracy and impact, commercial models such as point of medical care applications, and corporate inference models to drive R&D productivity and impact. Wiley engages with international publishers and receives licensing revenue from reproductions, translations, and other digital uses of our content. Through the Article Select and PayPerView programs, we provide fee-based access to non-subscribed journal articles, content, book chapters, and major reference work articles. The Research Publishing business is also a provider of content and services in evidence-based medicine (EBM). Through our alliance with The Cochrane Collaboration, we publish The Cochrane Library, a premier source of high-quality independent evidence to inform healthcare decision-making. Backfile licenses provide access to a historical collection of Wiley journals, generally for a one-time fee.

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

We also provide platform and workflow solutions for societies and publishers, including production and content hosting, submissions and peer review support, and editorial and copy editing services. Atypon® is a publishing platform that hosts content on behalf of approximately 2,000 publishers and societies. In fiscal year 2026, we began providing licensing as a service to other publishers to generate AI-related revenue. Wiley provides the expertise and relationships and combines its content with partner content for LLM or corporate use, paying us a royalty.
Research Exchange (ReX) is Wiley's proprietary end-to-end manuscript submission and peer review platform, designed to streamline the publishing workflow for authors, editors, and reviewers. The platform leverages AI to automate metadata extraction at submission, identify potential integrity issues prior to peer review, and optimize reviewer matching across Wiley's journal portfolio.
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

Index
Publishing centers include Australia, Germany, India, the UK, and the US. Learning accounted for approximately 33% of our consolidated revenue in the year ended April 30, 2026, with a 38.0% Adjusted EBITDA margin. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section “Segment Operating Results” of this Annual Report on Form 10-K for further details and for the reconciliation of Adjusted Operating Income to Adjusted EBITDA. For fiscal year 2026, approximately 62% of Learning revenue is from digital and online products and services.

Learning revenue by product type includes Academic and Professional. The graphs below present revenue by product type for the years ended April 30, 2026 and 2025:
2026
2025

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

Wiley does not own any printing facilities. We generally contract independent printers and binderies globally for their services, using a variety of suppliers and materials to support our range of needs. As of April 30, 2026, we had one global warehousing and distribution facility remaining, which is in the UK. We have an agreement to outsource our US-based book distribution operations to Cengage Learning, with the continued aim of improving efficiency in our distribution activities and moving to a more variable cost model.

Book sales for Learning are generally made on a returnable basis with certain restrictions. We provide for estimated future returns on sales made during the year based on historical return experience and current market trends.
Academic
Academic generates the majority of its revenue from contracts with its customers in the following revenue streams:
•Print and Digital Publishing
•Digital Courseware
•Licensing and ancillary products

Index
Print and Digital Publishing

Education textbooks, related supplementary material, and digital products are sold primarily to bookstores and online retailers serving educational institutions (primarily colleges and universities) and direct-to-students. We employ sales representatives who call on faculty responsible for adopting books to be used in courses, and on the bookstores that serve such institutions and their students. The textbook business is seasonal, with the majority of textbook sales occurring during the July-through-October and December-through-February periods. There are various channels to drive accessibility for print and digital materials within the higher education market, including used, rental, and inclusive access whereby the cost of digital course content is added to a student's tuition and fees. Scientific, technical, and medical (STM) reference books are sold and distributed globally in digital and print formats through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, bookstores, online booksellers, and other customers.
Book content is available online through Wiley Online Library, WileyPLUSTM, zyBooks®, alta®™, and other proprietary platforms. Digital books are delivered to intermediaries and aggregators, including Amazon, Apple, and Google, for sale to individuals, libraries, or distinct communities in various industry-standard or custom formats. Education and STM publishing alliance partners include IEEE, American Institute of Chemical Engineers, and many others. The ability to join Wiley’s product development, sales, marketing, distribution, and technology with a partner’s content, technology, and/or brand name has contributed to our success.
Digital Courseware
We offer online learning solutions, including WileyPLUS, an online education platform that is integrated with a digital textbook. The interactive zyBooks platform for STEM disciplines, namely computer science, maximizes learner engagement and retention through demonstration and hands-on learning experiences using question sets, animations, tools, and embedded labs.
Licensing and ancillary products
We engage in co-publishing titles with international publishers and receive licensing revenue from photocopies, reproductions, translations, and digital uses of our content. We also license our Learning content for AI, including training LLM to improve accuracy and impact.
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

Index
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

Licensing and ancillary products
Licensing and distribution services are made available to other publishers under agency arrangements. Wiley also realizes advertising revenue from branded websites (e.g., Dummies.com) and online applications. We also license our content for AI, including training LLM to improve accuracy and impact.
Human Capital
As of April 30, 2026, we employed approximately 4,500 colleagues worldwide.

We view our colleagues as one of our most significant assets and investments to deliver on our mission and to champion and advocate for our customers who want to make impacts in their fields, their workplaces, and their lives, through the advancement of scientific discovery, innovation, and learning. Our success depends on our ability to develop, attract, reward, and retain a diverse population of talented, qualified, and highly skilled colleagues at all levels of our organization and across our global workforce. This includes programs, policies, and initiatives that promote inclusion and belonging; talent acquisition; ongoing employee learning and development; competitive compensation and benefits; health and well-being; and emphasis on employee satisfaction and engagement.
Our culture differentiates us as an organization, and our core values define how we work together. We ask colleagues to embody our three behaviors—Obsess Over Impact, Challenge, Then Commit, and Drive What's Next—and assess their performance against these in addition to what they achieve against their goals. These values define who we are as a company and what we stand for.
Health & Well-Being
We support colleague well-being through a suite of global programs, including paid parental leave, mental health resources, and a global giving platform, spanning physical, emotional, social, career, and financial well-being.
Our Global Work Model provides colleagues with digitally enabled remote work balanced with purposeful in-person connection and collaboration.
Careers and Engagement
Executing Wiley's transformation into an AI-forward research intelligence company requires a workforce with the capabilities, leadership, and culture to deliver. We invest in development across the career lifecycle through curated learning resources, targeted career conversations, leadership development programs, and expanded access to coaching, including an AI-enabled coaching tool. Combined with our annual succession planning process, colleagues in our pipeline experience career progression at more than double the rate of the broader colleague population.
We measure colleague engagement twice annually and continue to expand access to AI tools to support colleague productivity and drive meaningful time savings across the organization. We remain committed to pay transparency, providing salary range visibility and publishing our global equitable pay study annually.

Index
Environment

At Wiley, environmental sustainability is an integral part of our operations and corporate strategy. We continue to build on our progress to further reduce greenhouse gas emissions, strengthen partnerships that advance environmental action, and promote responsible stewardship throughout our value chain. We are committed to aligning our practices and reporting to relevant environmental regulations and evolving standards to ensure our actions support broader climate and sustainability goals.

Our climate strategy prioritizes achieving net-zero emissions by 2040. We have established science-based targets, validated by the Science Based Targets initiative (SBTi), to drive emissions reductions across Scopes 1 (direct emissions), 2 (indirect emissions from purchased utilities), and 3 (other indirect emissions within our value chain). We continue to transition our owned and leased offices and distribution centers toward renewable energy sources, while utilizing Energy Attribute Certificates (EACs) for locations not yet able to access renewable energy directly. Additionally, we are consolidating our office footprint and prioritizing responsible energy management across our operations. These commitments reflect our conviction that ambitious, science-aligned action is both a business imperative and a responsibility to the broader global transition to net zero.

In parallel, we are advancing sustainable publishing and digital innovation to minimize environmental impact. We are promoting digital adoption, optimizing resource use, and enhancing supply chain engagement to uphold responsible standards. We continue to publish content that supports the United Nations (UN) Sustainable Development Goals and reduce print production through initiatives such as print-on-demand, zero-inventory distribution models, and increased digital offerings. Our efforts are guided by our publicly available Environmental Policy and Paper Selection and Use Policy. Wiley is also a signatory to the UN Global Compact, reflecting our broader commitment to responsible business practices across environmental, social, and governance dimensions.

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
While advancements in technology, including artificial intelligence (collectively, AI Technologies), present meaningful opportunities for our business, they also introduce new challenges in protecting our intellectual property. Detection of unauthorized use of our intellectual property and enforcement of our intellectual property rights have become more challenging due to the increasing volume and sophistication of attempts at unauthorized use. As our business and the presence and impact of bad actors become more global in scope, we may not be able to protect our proprietary rights in a cost-effective manner in other jurisdictions. In addition, intellectual property protection may not be available in every country in which our products and services are distributed or made available through the internet.
If we are unable to protect and enforce our intellectual property rights, we may not succeed in realizing the full value of our assets, our business and profitability may be adversely impacted, and our brand may be tarnished by misuse of our intellectual property.
We may not be able to realize the expected benefits of our growth strategies, as described in Item 1. Business, which could adversely impact our consolidated financial position and results of operations.
We may not be able to adequately drive publishing output and journal expansion to meet the global demand for peer-reviewed research, nor expand related licensing, platform, and service offerings for institutions, corporations, and societies.
Technological developments in AI could disrupt the markets in which we operate and subject us to increased competition, cannibalization, legal and regulatory risks, and compliance costs.

Technological developments in AI, including machine learning technology, large language models, and AI Technologies and their current and potential future applications, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict. AI Technologies could significantly disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the sale of new products leveraging AI Technologies may result in the cannibalization of sales for existing products, which may harm our results of operations.

Index
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

Regulations related to AI Technologies may also impose on us certain obligations and costs related to monitoring and compliance. In the US, multiple federal agencies, including the Federal Trade Commission, the Department of Justice, the Consumer Financial Protection Bureau, and the Equal Employment Opportunity Commission, have expressed interest in monitoring the development and use of automated systems and enforcing their respective laws and regulations in the context of AI. While the current administration has taken a deregulatory approach to AI, including revoking the prior administration's 2023 executive order establishing federal AI safety and security policies and oversight requirements, the regulatory environment remains dynamic and subject to change. In addition to the US regulatory framework, the EU has enacted comprehensive regulation applicable to certain AI systems and the data used to train, test, and deploy them. The regulation is being implemented on a phased basis, with the majority of obligations applicable from August 2026 and certain provisions for high-risk AI systems phased in through 2027 and 2028. It imposes, or is expected to impose, significant requirements on both providers and deployers of AI systems. Implementation guidance and compliance obligations continue to be refined.
Reductions in or restrictions on federal research funding and changes to US higher education policy may adversely affect our business.

Our operations and revenue are partially dependent on funding for research and spending by publicly funded institutions, including public libraries, colleges, and universities. Federally supported research has faced disruption through a combination of proposed budget reductions, administrative actions affecting grant funding and agency operations, and ongoing legal challenges, the cumulative impact of which cannot be fully determined at this time. While Congress has not to date enacted the most significant proposed reductions in agency appropriations, reflecting continued bipartisan recognition of the essential role that federal research funding plays in US economic growth and global competitiveness, the effects of federal actions continue to evolve and generate uncertainty.

Wiley is a global business and enjoys healthy geographic revenue distribution and funding diversity worldwide. The current funding environment remains fluid, with ongoing legal challenges, congressional appropriations debates, and administrative actions that continue to evolve. We cannot predict the ultimate scope of these developments, the extent to which they may influence funding policies in other countries, or their full impact on our customers or our business, but such actions may have a significant and negative effect on our US market.

Index
Divestitures could adversely affect our business and financial results and may introduce significant risks and uncertainties.
We continually evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. We completed the divestiture of our non-core education businesses that no longer aligned with our strategic direction or growth targets, as previously disclosed. While these divestitures have been finalized, certain financial arrangements associated with these transactions, including Sellers Notes and earnout provisions, continue to present potential risks and uncertainties that could adversely affect our business, consolidated financial position, and consolidated results of operations. These post-divestiture financial arrangements require ongoing monitoring and management attention to ensure compliance with agreement terms and to mitigate potential adverse impacts on our financial position. If the buyers of our divested businesses experience operational or financial difficulties, our ability to collect on Sellers Notes or realize anticipated earnout payments could be impaired. See Note 4, "Acquisition and Divestitures" for further details.
A reduction in enrollment at colleges and universities could adversely affect the demand for our Academic products.
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
Like many multinational corporations, we, and some third parties upon which we rely, have experienced cyberattacks on our computer systems and networks in the past and may experience them in the future, likely with more frequency and sophistication and involving a broader range of devices and modes of attack, all of which will increase the difficulty of detecting and successfully defending against them. To date, none have resulted in any material adverse impact on our business, operations, products, services, or customers. Wiley has invested heavily in cybersecurity tools and resources to keep our systems safe. We have implemented various security controls to meet our security obligations, while also defending against constantly evolving security threats. Our security controls help to secure our information systems, including our computer systems, intranet, proprietary websites, email, and other telecommunications and data networks, and we scrutinize the security of outsourced website(s) and service providers prior to retaining their services. However, the security measures implemented by us or by our outside service providers may not be effective, and our systems (and those of our outside service providers) may be vulnerable to theft, loss, damage, and interruption from a number of potential sources and events, including unauthorized access or security breaches, cyberattacks, computer viruses, power loss, or other disruptive events.
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

A cyberattack could cause delays in initiating or completing sales, impede delivery of our products and services to our clients, disrupt other critical client-facing or business processes, or dislocate our critical internal functions. Additionally, any material breaches or other technology-related catastrophe, or media reports of perceived security vulnerabilities to our systems or those of our third parties, even if no breach has been attempted or has occurred, could cause us to experience reputational harm, loss of customers and revenue, fines, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard our customers information, or financial losses.

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
Challenges and uncertainties associated with operating in certain global markets have a higher risk due to political instability, economic volatility, crime, terrorism, corruption, social and ethnic unrest, and other factors, which may adversely impact our consolidated financial position and results of operations.
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

In our Research segment, approximately 31% of the articles we published in calendar year 2025 included China-based authors. This compares to the industry percentage which is approximately 34% of articles published in calendar year 2025 which included China-based authors. Any restrictions on exporting intellectual property could adversely affect our business and consolidated financial position and results of operations.
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
Subscription agents account for approximately 19% of total annual consolidated revenue, and no one agent accounts for more than 10% of total annual consolidated revenue.
Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online book resellers. Although no book customer accounts for more than 6% of total consolidated revenue and 7% of accounts receivable, net at April 30, 2026, the top 10 book customers account for approximately 12% of total consolidated revenue and approximately 20% of accounts receivable, net at April 30, 2026.
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

Disruptions in credit markets or to our banking partners may negatively affect our access to credit or overall liquidity. We maintain levels of debt that we consider prudent based on our cash flows, interest coverage ratio and ratio of net debt to EBITDA. A disruption in the credit markets could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, which could adversely affect our liquidity and capital resources or significantly increase our cost of capital.

We continue to believe that we can meet our financing needs for the foreseeable future. We typically generate significant operating cash flow from ongoing operations, continue to maintain available cash and other financial assets, retain access to the capital markets, and have available committed lines of credit through our syndicated credit agreement. As market conditions change, we will continue to monitor our liquidity position. However, there can be no assurance that our liquidity or our consolidated financial position and results of operations will not be adversely affected by possible future changes in global financial markets and global economic conditions.

Index
Fluctuations in foreign currency exchange rates and interest rates could materially impact our consolidated financial condition and results of operations.
Non-US revenues, as well as our substantial non-US net assets, expose our consolidated results to volatility from changes in foreign currency exchange rates. The percentage of consolidated revenue for the year ended April 30, 2026, recognized in the following currencies (on an equivalent US dollar basis) were approximately: 51% US dollar, 29% British pound sterling, 12% euro, and 8% other currencies. In addition, our floating interest rate loans and borrowings are subject to risk from changes in interest rates. We may, from time to time, use derivative instruments to hedge such risks. Notwithstanding our efforts to foresee and mitigate the effects of changes in external financial market or economic conditions, we cannot predict with certainty changes in foreign currency exchange rates and interest rates, inflation, or other related factors affecting our business, consolidated financial position, and results of operations.
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
As a result of acquisitions, we recorded a significant amount of goodwill and other identifiable intangible assets. At April 30, 2026, we had $1,132.4 million of goodwill and $579.0 million of intangible assets, of which $127.2 million are indefinite-lived intangible assets, on our Consolidated Statements of Financial Position. The intangible assets are principally composed of content and publishing rights, customer relationships, brands and trademarks, and developed technology. Failure to achieve business objectives and financial projections could result in an asset impairment, which would result in a noncash charge to our consolidated results of operations. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and when events or changes in circumstances indicate that impairment may have occurred. Intangible assets with definite lives, which were $451.8 million at April 30, 2026, are tested for impairment only when events or changes in circumstances indicate that an impairment may have occurred. Determining whether an impairment exists can be difficult as a result of increased uncertainty and current market dynamics and requires management to make significant estimates and judgments. A noncash intangible asset impairment charge could have a material adverse effect on our consolidated financial position and results of operations. See Note 11, “Goodwill and Intangible Assets” for further information related to goodwill and intangible assets, and the impairment charges recorded in the year ended April 30, 2024.
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

Index
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

Many jurisdictions have enacted legislation based on the Organization for Economic Co-operation and Development (OECD) Pillar Two framework, which establishes a global minimum tax rate of 15% on a country-by-country basis for large multinational enterprises. Numerous countries, including European Union member states, have implemented these rules with effect from 2024, and additional jurisdictions continue to adopt or refine their implementing legislation.

In January 2026, the OECD released a Side-by-Side (SbS) Safe Harbor, which allows US-parented multinational groups to elect an exemption from two of Pillar Two's principal charging provisions — the Income Inclusion Rule (IIR) and the Undertaxed Profits Rule (UTPR). As a US-parented company, we expect to be eligible to elect this safe harbor for fiscal year 2027. Notwithstanding, Qualified Domestic Minimum Top-Up Taxes (QDMTTs) enacted by jurisdictions in which we operate remain applicable, the safe harbor does not apply retroactively to fiscal years 2025 and 2026, and the timing of domestic legislative adoption across implementing jurisdictions remains uncertain.

This increasingly complex and evolving global tax environment has in the past and could continue to increase tax uncertainty and compliance costs, and we cannot predict the full impact of future changes to the framework on our provision for income taxes and financial performance.

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
We are exposed to risks and uncertainties caused by factors beyond our control, including global economic, public health, and geopolitical conditions. These include economic weakness, softness in consumer and corporate spending, uncertainty and volatility, including the potential for a recession; a competitive labor market and evolving workforce expectations; inflation, rising interest rates; public health crisis, including pandemics; financial stability of the banking industry, and political and sociopolitical uncertainties and conflicts. The potential escalation of trade tensions between the US and China could slow down China's economy, which could impact Research Publishing, and increase risks related to exchange rate fluctuations. These factors may result in declines and/or volatility in our results or stock price. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions. Our business could also be impacted by volatility caused by geopolitical events, such as the conflict in Ukraine and instability in the Middle East. In addition, the actual or perceived effects of a disease outbreak, epidemic, pandemic, or similar widespread public health concern, could also materially and adversely affect our results. The future impact that global economic, public health, and geopolitical conditions will have on our business operations and financial results is uncertain and will depend on numerous evolving factors and developments that we are not able to reliably predict or mitigate. It is also possible that these conditions may impact other risks discussed in this section.

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

As a predominantly digital content and services business, our direct exposure to goods tariffs is limited. However, these and any further tariff actions and trade restrictions could depress economic activity, constrain the budgets of our institutional customers, and restrict our access to suppliers or customers and, in turn, have a material adverse effect on the business and financial condition of such suppliers and customers or other counterparties we do business with, which in turn would negatively impact our consolidated financial position and results of operations.

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

Governance

Our Board is responsible for the overall oversight of our enterprise risk management. The Board receives regular updates on the key risks to the organization on a quarterly basis. The Board has delegated oversight of cybersecurity risks to the Audit Committee. The Audit Committee receives quarterly and yearly cybersecurity updates from the Company’s Senior Director of Information Security and Compliance, which includes updates on the Company’s cybersecurity policies and strategies, cyber risks and threats, the status of projects designed to continuously improve the Company’s information security systems, assessments of the Company’s security program, employee training and awareness programs, emerging threat landscape, and engagement with external cybersecurity experts and advisors, as needed.

Management’s Role

Management is responsible for day-to-day risk management activities, including identifying and assessing cybersecurity risks, establishing processes to ensure that potential cybersecurity risk exposures are monitored, implementing appropriate mitigation or remediation measures, and maintaining cybersecurity programs. Risk mitigation strategies and key performance indicators are defined, and tracked, as part of the quarterly internal reporting. The information security team consists of subject matter experts in the fields of security operations, governance risk and compliance, application security, e-commerce fraud, identity and access management, vulnerability management, security engineering, and security architecture. The security operations center (SOC) operates on a 24x7x365 basis. Our Senior Director of Information Security and Compliance is part of the senior management team and regularly updates the Audit Committee on the Company’s cybersecurity program, including cybersecurity risks, incidents, and mitigation strategies.

The information security team is led by the Senior Director of Information Security and Compliance who has 30 years of experience in software and cybersecurity. The information security team has established processes and procedures that guide and enable continuous monitoring, detection, prevention, mitigation, and remediation of cybersecurity incidents. These processes are carried out using various security platforms tools, capabilities, and strategies including tests of our information security program, tabletop exercises, penetration and vulnerability testing, and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. Incident response teams within the SOC utilize procedures that identify escalation paths when security events are identified. Incident priorities dictate escalation of events and how they are reported from an incident commander up to the executive leadership team within Wiley as well as to the Board.

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
On a quarterly basis, the Board of Directors considers the payment of cash dividends based upon its review of earnings, our financial position, and other relevant factors. As of May 31, 2026, the approximate number of holders of our Class A and Class B Common Stock were 635 and 40, respectively, based on the holders of record.
In fiscal year 2020, our Board of Directors authorized a share repurchase program of up to $200 million of Class A or B Common Stock, which was fully utilized as of April 30, 2026. In the first quarter of fiscal year 2026, our Board of Directors authorized an additional share repurchase program of up to $250 million of Class A or B Common Stock.
During the fourth quarter of fiscal year 2026, we made the following purchases of Class A and Class B Common Stock under the publicly announced stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Be Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Additional Plans or Programs (Dollars in Millions)
February 2026	367,693	$29.66	367,693	—	$226.4
March 2026	275,919	35.71	275,919	—	216.6
April 2026	227,896	40.12	227,896	—	207.4
Total	871,508	$34.31	871,508	—	$207.4

(1)	Average price per share excludes excise taxes payable on share repurchases.

Index
Performance Graph
The below graph provides an indicator of the cumulative total return to shareholders of the Company’s Class A Common Stock as compared with the cumulative total return on the Russell 2000, the Dow Jones Publishing Index, and the S&P SmallCap 600, for the period from April 30, 2021 to April 30, 2026. The Company has elected to use the Russell 2000 Index and the S&P SmallCap 600 index as its broad equity market indices because it is currently included in these indices. Cumulative total return assumes $100.00 invested on April 30, 2021, and reinvestment of dividends throughout the period.

	April 30, 2021	April 30, 2022	April 30, 2023	April 30, 2024	April 30, 2025	April 30, 2026
WLY	$100.00	$91.63	$71.90	$72.95	$87.46	$85.22
Russell 2000	$100.00	$83.10	$80.05	$90.68	$91.45	$132.19
Dow Pub	$100.00	$88.89	$84.09	$104.36	$123.31	$145.56
S&P 600	$100.00	$91.40	$87.82	$98.76	$96.81	$134.50
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
Overview
Wiley is a global leader in authoritative content and research intelligence for the advancement of scientific discovery, innovation, and learning. The Company’s content, services, platforms, and knowledge networks are tailored to meet the evolving needs of its customers and partners, including institutions, societies, corporations, researchers, students, instructors, and other professionals. Wiley is a predominantly digital company with 85% of its revenue for the year ended April 30, 2026, generated by digital products and services. For the year ended April 30, 2026, 48% of revenue is recurring which includes revenue that is contractually obligated or set to recur with a high degree of certainty.
We report financial information for the following reportable segments, as well as a Corporate category, which includes certain costs that are not allocated to the reportable segments:
•Research includes the reporting lines of Research Publishing and Research Solutions;
•Learning includes the Academic and Professional reporting lines and consists of publishing, courseware, and assessments.
Wiley also reported a Held for Sale or Sold segment in the years ended April 30, 2025 and 2024, which primarily included non-core businesses which were classified as held-for-sale until the date of sale, as well as other businesses which were sold. Through the Research segment, we provide peer-reviewed STM journals, content platforms, and related publishing and audience solutions to academic, corporate, and government customers, academic societies, and individual researchers. The Learning segment provides scientific, professional, and education print and digital books to researchers, professionals, and students, digital courseware for instructors and students, and assessment services to businesses and professionals.
Wiley’s business strategies are tightly aligned with consistent long-term growth trends, including (1) ever-increasing global R&D investment and researcher productivity gains from AI, leading to growth in scientific research output and the number of institutions and researchers worldwide, and (2) the ever-increasing need for authoritative content to fuel AI models and applications. These strategies include expanding our publishing program and journal portfolio to meet the global demand for peer-reviewed research, driving additional value in our subscription-based models for universities and corporations, volume-based models for open access, content licensing opportunities for applications in AI and data analytics, and content platform and service offerings for corporations and societies. AI and data analytics is our emerging growth engine, leveraging our proprietary content, data, and partnership ecosystem for corporate models and applications. Learning strategies include selectively scaling high-value digital content, courseware, and assessments to meet targeted opportunities in education and professional development.
On June 1, 2026, subsequent to the end of fiscal year 2026, we acquired Emerald Publishing for £337.5 million (approximately $452 million), funded with available cash and proceeds from our revolving credit facility. Emerald Publishing is a research publisher headquartered in Leeds, England, with a portfolio of over 480 peer-reviewed journals, 8,000 books, and 3,000 business cases across disciplines with particular emphasis on economics, business, finance, engineering, and the social sciences. The acquisition was made to extend our scale in our Research business and to strengthen our proprietary content advantage in AI. See Note 21, "Subsequent Event" for further details.

Index
Consolidated Results of Operations
FISCAL YEAR 2026 AS COMPARED TO FISCAL YEAR 2025 SUMMARY RESULTS
SUMMARY

•US GAAP Results: Revenue of $1,676.5 million (consistent with the prior year), Operating income of $276.9 million (+25% compared with the prior year), and Diluted Earnings per Share of $4.16 (+$2.63 compared with the prior year).
•Adjusted Results at Constant Currency (excluding Held for Sale or Sold segment results): Adjusted Revenue of $1,676.5 million (consistent with the prior year), Adjusted Operating Income of $296.2 million (+18%, compared with the prior year), Adjusted EBITDA of $439.6 million (+10% compared with the prior year), and Adjusted EPS of $4.19 (+15% compared with the prior year).
•Net Cash Provided by Operating Activities of $260.5 million (+$57.9 million compared with the prior year), and Free Cash Flow Less Product Development Spending of $195.3 million (+$69.5 million compared with the prior year).
Revenue:
Revenue for the year ended April 30, 2026, decreased $1.1 million, essentially flat compared with the prior year. On a constant currency basis, revenue decreased 1% as compared with the prior year. Excluding the revenues from the Held for Sale or Sold segment, Adjusted Revenue was consistent with the prior year on a constant currency basis.
AI license revenue was $49.1 million in the year ended April 30, 2026 compared to $40 million in the prior year. The AI license revenue in the year ended April 30, 2026 includes $19.4 million of revenue related to content which Wiley has licensed from other publishers. The period to period comparability of AI license revenue can fluctuate due to timing and the nature of the underlying content.
Adjusted Revenue

Below is a reconciliation of our consolidated US GAAP Revenue, net to Non-GAAP Adjusted Revenue, net:

	Year Ended April 30,
	2026	2025
US GAAP Revenue, net	$1,676,528	$1,677,609
Less: Held for Sale or Sold segment	—	(17,382)
Non-GAAP Adjusted Revenue, net	$1,676,528	$1,660,227
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:
Cost of sales for the year ended April 30, 2026, of $431.5 million, increased $0.1 million, and was consistent with the prior year. On a constant currency basis, cost of sales decreased 1% as compared with the prior year. This was primarily due to lower inventory costs primarily in Learning and, to a lesser extent, the prior year including employee costs primarily related to the Wiley Edge business which was sold on May 31, 2024. These factors were partially offset by higher royalty costs.
Excluding the cost of sales from the Held for Sale or Sold segment, cost of sales increased 1% on a constant currency basis primarily due to higher royalty costs which includes higher royalty on AI license revenue from content licensed from other publishers, partially offset by lower inventory costs primarily in Learning.

Index
Operating and Administrative Expenses:
Operating and administrative expenses for the year ended April 30, 2026, of $895.9 million decreased $51.5 million, or 5%, as compared with the prior year. On a constant currency basis, operating and administrative expenses decreased 7% as compared with the prior year primarily due to restructuring and cost savings initiatives resulting in lower employee costs and, to a lesser extent, lower professional fees.
On a constant currency basis, operating and administrative expenses excluding expenses from the Held for Sale or Sold segment decreased 6% as compared with the prior year. This decline was primarily due to restructuring and cost savings initiatives resulting in lower employee costs and, to a lesser extent, lower professional fees.
Restructuring and Related Charges:
We recorded restructuring and related charges in the years ended April 30, 2026 and 2025 of $19.2 million and $25.6 million, respectively. These charges are reflected in the Restructuring and related charges in the Consolidated Statements of Income (Loss). These amounts include a credit of $(0.1) million and $(3.8) million for the years ended April 30, 2026 and 2025, respectively, related to the Business Optimization Program, a prior restructuring initiative.
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

Excluding actions related to the Held for Sale or Sold segment, we anticipate to yield annualized cost savings of approximately $120 million, with approximately $110 million of that realized this fiscal year from actions taken starting in fiscal year 2024.

For the years ended April 30, 2026 and 2025, we recorded pretax restructuring charges of $19.3 million and $29.4 million, respectively, related to this program.

In the first quarter of fiscal year 2027, the program was further expanded to include additional portfolio and cost optimization actions. As a result of these initiatives, we expect to incur additional restructuring charges in future periods, which includes severance, consulting, and facility-related costs associated with certain properties.

See Note 7, “Restructuring and Related Charges” for more details on these charges.
For the impact of our restructuring program on diluted earnings per share, see the section below, “Diluted Earnings per Share (EPS).”
Amortization of Intangible Assets:
Amortization of intangible assets was $53.1 million for the year ended April 30, 2026, an increase of $1.2 million, or 2% as compared with the prior year. On a constant currency basis, amortization of intangible assets was consistent with the prior year primarily due to the completion of amortization of certain acquired intangible assets, offset by amortization expense related to acquired definite lived intangible assets, including those acquired as part of an acquisition.

Index
Operating Income, Adjusted Operating Income (OI) and Adjusted EBITDA:
Operating income for the year ended April 30, 2026, of $276.9 million increased $55.5 million, or 25% as compared with the prior year. On a constant currency basis, operating income increased 25% as compared with the prior year. The increase was primarily due to lower operating and administrative expenses, partially offset by a decrease in revenue.
Adjusted OI and Adjusted EBITDA on a constant currency basis for the year ended April 30, 2026 increased 18% and 10%, respectively, as compared with the prior year. The increase in Adjusted OI and Adjusted EBITDA was primarily due to lower operating and administrative expenses, partially offset by higher cost of sales.
Adjusted OI
Below is a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted OI:

	Year Ended April 30,
	2026	2025
US GAAP Operating Income	$276,859	$221,409
Adjustments:
Restructuring and related charges	19,203	25,561
Held for Sale or Sold segment Adjusted Operating Loss	—	3,578
Legal settlement	108	—
Non-GAAP Adjusted OI	$296,170	$250,548
Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net Income to Non-GAAP EBITDA and Adjusted EBITDA:

	Year Ended April 30,
	2026	2025
Net Income	$221,617	$84,161
Interest expense	43,848	52,547
(Benefit) provision for income taxes	(6,531)	58,717
Depreciation and amortization	143,477	147,126
Non-GAAP EBITDA	402,411	342,551
Restructuring and related charges	19,203	25,561
Net foreign exchange transaction losses	6,564	8,142
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	4,828	23,340
Other expense (income), net	6,533	(5,498)
Held for Sale or Sold segment Adjusted EBITDA	—	3,578
Legal settlement	108	—
Non-GAAP Adjusted EBITDA	$439,647	$397,674
Interest Expense:
Interest expense for the year ended April 30, 2026, was $43.8 million compared with the prior year of $52.5 million. This decrease was primarily due to a lower weighted average effective interest rate and a decrease in the total debt outstanding.

Index
Foreign Exchange Transaction Losses:
Foreign exchange transaction losses were $(6.6) million for the year ended April 30, 2026, and were primarily due to losses on our foreign currency denominated third-party receivable and payable balances and, to a lesser extent, losses on our intercompany accounts receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.
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
Net Loss on Sale of Businesses, Assets, and Impairment Charges Related to Assets Held-for-Sale:
For the years ended April 30, 2026 and 2025, we recorded pretax loss on sale of businesses, assets, and impairment charges related to assets held-for-sale as follows:

	Year Ended April 30,
	2026	2025
CrossKnowledge	$(2,309)	$4,119
University Services	(934)	(12,578)
Wiley Edge	(422)	(14,852)
Other disposition activity	(1,163)	(29)
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	$(4,828)	$(23,340)

These charges are reflected in Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale on our Consolidated Statements of Income (Loss). See Note 4, “Acquisition and Divestitures” for more details on these divestitures.
Other (Expense) Income, Net:
Other (expense), net was $(6.5) million for the year ended April 30, 2026 compared with the prior year Other income, net of $5.5 million, a decrease of $12.0 million. This change was primarily due to foregone interest income due to the sale of the University Services Seller Note on June 5, 2025 and, to a lesser extent, an increase in pension expense for our defined benefit plans.

Index
(Benefit) Provision for Income Taxes:
Below is a reconciliation of our US GAAP Income Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Year Ended April 30,
	2026	2025
US GAAP Income Before Taxes	$215,086	$142,878
Pretax Impact of Adjustments:
Restructuring and related charges	19,203	25,561
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	2,881	5,590
Amortization of acquired intangible assets	53,050	51,864
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	4,828	23,340
Held for Sale or Sold segment Adjusted Loss Before Taxes	—	3,578
Legal settlement	108	—
Non-GAAP Adjusted Income Before Taxes	$295,156	$252,811
Below is a reconciliation of our US GAAP Income Tax (Benefit) Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Year Ended April 30,
	2026	2025
US GAAP Income Tax (Benefit) Provision	$(6,531)	$58,717
Income Tax Impact of Adjustments(1):
Restructuring and related charges	4,682	5,947
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	464	1,170
Amortization of acquired intangible assets	11,298	10,231
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	480	2,368
Held for Sale or Sold segment Adjusted Tax Benefit	—	807
Income Tax Adjustments
Impact of withholding tax on Sri Lanka distribution	(982)	—
Impact of valuation allowance on the US GAAP effective tax rate	58,324	(26,008)
Impact of change in Germany statutory tax rate on deferred tax balances	4,286	—
Impact of change in certain US state tax rates in 2025	—	(117)
Non-GAAP Adjusted Income Tax Provision	$72,021	$53,115

US GAAP Effective Tax Rate	(3.0)%	41.1%
Non-GAAP Adjusted Effective Tax Rate	24.4%	21.0%

(1)	For the years ended April 30, 2026 and 2025, substantially all of the tax impact was from deferred taxes.
The Company's effective tax rate for the year ended April 30, 2026, was primarily driven by the impact of the US valuation allowance release, the enactment of tax rate reductions in Germany, and the rates of tax imposed on income earned in foreign jurisdictions.

Index
In fiscal year 2024, due to losses in the US resulting from impairments, restructuring activities, and the acceleration of amortization expense on capitalized software, we concluded it was more likely than not that a portion of our deferred tax assets would not be realized. As a result, we established a valuation allowance of $53.5 million, which increased to $77.3 million in fiscal year 2025.
During fiscal year 2026, we concluded that it was more likely than not that substantially all US deferred tax assets would be realized based on all available positive and negative evidence, having demonstrated sustained US profitability, which is objective and verifiable, and taking into account anticipated future earnings. As a result, we decreased our valuation allowance by approximately $70.0 million, of which $58.3 million was reflected in our GAAP Income Tax Provision only and $11.7 million in our Non-GAAP Adjusted Income Tax Provision.
The Non-GAAP Adjusted Effective Tax Rate for the year ended April 30, 2026, was 24.4%. The Non-GAAP Adjusted Effective Tax Rate for the year ended April 30, 2025, was 21.0%. The increase in the Non-GAAP Adjusted Effective Tax Rate before these items was primarily due to the mix of earnings by jurisdiction for the year ended April 30, 2026.
Diluted Earnings Per Share (EPS):
EPS for the year ended April 30, 2026, was $4.16 per share compared to $1.53 per share in the prior year. This increase was primarily due to higher income before taxes, and a benefit for income taxes in fiscal year 2026 compared with a provision for income taxes in the prior year.
Below is a reconciliation of our US GAAP Earnings Per Share to Non-GAAP Adjusted EPS. The amount of the pretax and the related income tax impact for the adjustments included in the table below are presented in the section above, “(Benefit) Provision for Income Taxes.”

	Year Ended April 30,
	2026	2025
US GAAP Earnings Per Share	$4.16	$1.53
Adjustments:
Restructuring and related charges	0.27	0.36
Foreign exchange losses on intercompany transactions, including the write off of certain cumulative translation adjustments	0.05	0.08
Amortization of acquired intangible assets	0.79	0.76
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	0.08	0.38
Held for Sale or Sold segment Adjusted Net Loss	—	0.05
Income tax adjustments	(1.16)	0.48
Non-GAAP Adjusted EPS	$4.19	$3.64
On a constant currency basis, Adjusted EPS increased 15% primarily due to an increase in Adjusted Operating Income, partially offset by an increase in the Adjusted Effective Tax Rate.

Index
SEGMENT OPERATING RESULTS:

	Year Ended April 30,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
RESEARCH	2026	2025
Revenue:
Research Publishing	$965,767	$922,553	5%	3%
Research Solutions	164,175	152,906	7%	6%
Total Research Revenue	1,129,942	1,075,459	5%	4%

Cost of sales	303,702	278,867	(9)%	(8)%
Direct expenses	331,192	336,484	2%	4%
Allocated Corporate expenses	167,578	160,959	(4)%	(3)%
Amortization of intangible assets	44,866	43,569	(3)%	0%
Adjusted Operating Income	282,604	255,580	11%	10%
Depreciation and amortization	92,472	89,302	(4)%	(2)%
Adjusted EBITDA	$375,076	$344,882	9%	8%
Adjusted EBITDA Margin	33.2%	32.1%
Revenue:
Research revenue for the year ended April 30, 2026, increased $54.5 million, or 5%, as compared with the prior year. On a constant currency basis, revenue increased 4% as compared with the prior year.
Research Publishing revenue on a constant currency basis increased 3% primarily due to continued growth in author-funded open access and, to a lesser extent, recurring revenue models which includes subscriptions and transformational agreements. These increases were partially offset by softness in ancillary products. Research Solutions revenue on a constant currency basis increased 6% primarily due to AI licensing as a service revenue which includes content licensed from other publishers, partially offset by a decrease in recruitment and, to a lesser extent, marketing services due to lower corporate customer spending.
Research AI licensing revenue for the year ended April 30, 2026 was $33.1 million as compared to approximately $11 million in the prior year. Open access article output growth was approximately 25% as compared with the prior year.
Adjusted EBITDA:
On a constant currency basis, Adjusted EBITDA increased 8% as compared with the prior year. This increase was primarily due to higher revenue and, to a lesser extent, restructuring and cost savings initiatives, partially offset by higher royalty costs.

Index

	Year Ended April 30,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
LEARNING	2026	2025
Revenue:
Academic	$318,757	$333,693	(4)%	(5)%
Professional	227,829	251,075	(9)%	(10)%
Total Learning Revenue	546,586	584,768	(7)%	(7)%

Cost of sales	127,807	144,758	12%	13%
Direct expenses	136,301	142,204	4%	5%
Allocated Corporate expenses	107,909	114,703	6%	7%
Amortization of intangible assets	8,184	8,253	1%	1%
Adjusted Operating Income	166,385	174,850	(5)%	(5)%
Depreciation and amortization	41,148	43,900	6%	7%
Adjusted EBITDA	$207,533	$218,750	(5)%	(6)%
Adjusted EBITDA Margin	38.0%	37.4%
Revenue:
Learning revenue for the year ended April 30, 2026, decreased $38.2 million, or 7%, as compared with the prior year. On a constant currency basis, revenue decreased 7% as compared with the prior year.
Academic revenue on a constant currency basis decreased 5% primarily due to a decline in print book sales and, to a lesser extent, licensing revenue including AI, partially offset by higher digital content growth. Professional revenue on a constant currency basis decreased 10% primarily due to a decline in print and digital sales through retail channels and, to a lesser extent, a decrease in licensing revenue including AI.
Learning AI licensing revenue for the year end April 30, 2026 was $16.0 million compared to approximately $29 million in the prior year.
Adjusted EBITDA:
On a constant currency basis, Adjusted EBITDA decreased 6% as compared with the prior year. This decrease was primarily due to lower revenue, partially offset by lower inventory costs, royalty costs, and restructuring and cost savings initiatives.

Index

	Year Ended April 30,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
HELD FOR SALE OR SOLD	2026	2025
Total Held for Sale or Sold Revenue	$—	$17,382	#	#

Cost of sales	—	7,755	#	#
Direct expenses	—	10,365	#	#
Allocated Corporate expenses	—	2,840	#	#
Amortization of intangible assets	—	—	#	#
Adjusted Operating Loss	—	(3,578)	#	#
Depreciation and amortization	—	—	#	#
Adjusted EBITDA	$—	$(3,578)	#	#
Adjusted EBITDA Margin	0.0%	(20.6)%
# Not meaningful
Revenue:
Held for Sale or Sold revenue for the year ended April 30, 2026, decreased $17.4 million as compared with the prior year due to the sale of Wiley Edge on May 31, 2024, with the exception of its India operations which sold on August 31, 2024, and CrossKnowledge on August 31, 2024.
Adjusted EBITDA:
On a constant currency basis, Adjusted EBITDA was zero for the year ended April 30, 2026 compared to a loss of $3.6 million in the prior year due to the sale of the Wiley Edge and CrossKnowledge businesses.

	Year Ended April 30,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
CORPORATE EXPENSES	2026	2025
Unallocated Corporate expenses	$152,819	$179,882	15%	16%
Adjusted Unallocated Corporate Expenses	(152,819)	(179,882)	15%	16%
Depreciation and amortization	9,857	13,924	29%	30%
Adjusted EBITDA	$(142,962)	$(165,958)	14%	15%
On a constant currency basis, adjusted corporate expenses of $143.0 million on an Adjusted EBITDA basis decreased 15% as compared with the prior year. This was primarily due to restructuring and cost savings initiatives resulting in lower employment costs, and professional fees.

Index
FISCAL YEAR 2025 AS COMPARED TO FISCAL YEAR 2024 SUMMARY RESULTS
Discussions of our results of operations for the year ended April 30, 2025 compared to April 30, 2024 have been omitted under this item, but may be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended April 30, 2025, which was filed with the SEC on June 25, 2025.
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
As of April 30, 2026, we had cash and cash equivalents of $75.6 million, of which approximately 96% was located outside the US. Maintenance of these cash and cash equivalent balances outside the US does not have a material impact on the liquidity or capital resources of our operations. We intend to repatriate earnings from our non-US subsidiaries, and to the extent we repatriate these funds to the US, we may be required to pay taxes in various US state and local jurisdictions and withholding or similar taxes in applicable non-US jurisdictions in the periods in which such repatriation occurs. Accordingly, as of April 30, 2026, we have recorded a deferred tax liability of approximately $2.2 million related to the estimated taxes that would be incurred upon repatriating certain non-US earnings to the US.
On November 30, 2022, we entered into the second amendment to the Third Amended and Restated Credit Agreement (collectively, the Amended and Restated CA). See Note 14, “Debt and Available Credit Facilities” for more details on the amendment. The Amended and Restated CA provided for senior unsecured credit facilities comprised of the following (i) a five-year revolving credit facility in an aggregate principal amount up to $1.115 billion which matures November 2027, (ii) a five-year term loan A facility consisting of $200 million which matures November 2027, and (iii) $185 million aggregate principal amount revolving credit facility which matured in May 2024. We also may request an increase in the aggregate commitments provided that the total credit exposures of all lenders shall at no time exceed $2 billion, and any such request shall be in minimum increments of $50 million, subject to the approval of the lenders. On May 15, 2026, we entered into the third amendment to the Third Amended and Restated Credit Agreement for the establishment of incremental term commitments in an aggregate principal amount of $300.0 million, increasing the total available lines of credit to $1,590.5 million.
As of April 30, 2026, we had approximately $683.4 million of debt outstanding, net of unamortized issuance costs of $0.3 million, and approximately $606.9 million of unused borrowing capacity under our Amended and Restated CA and other facilities. Our Amended and Restated CA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of April 30, 2026.
Contractual Obligations and Commercial Commitments
A summary of contractual obligations and commercial commitments, excluding unrecognized tax benefits further described in Note 13, “Income Taxes,” of the Notes to Consolidated Financial Statements, as of April 30, 2026, is as follows:

Index

	Payments Due by Period (in millions)
	Total	Within Year 1	2–3 Years	4–5 Years	After 5 Years
Total debt(1)	$683.7	$12.5	$671.2	$—	$—
Interest on debt(2)	54.8	35.5	19.3	—	—
Non-cancellable leases	102.7	20.2	31.7	29.2	21.6
Minimum royalty obligations	350.3	98.8	131.9	69.8	49.8
Other operating commitments(3)	278.6	95.9	132.9	49.8	—
Total	$1,470.1	$262.9	$987.0	$148.8	$71.4

(1)	Total debt is exclusive of unamortized issuance costs of $0.3 million.
(2)
Interest on debt includes the effect of our interest rate swap agreements and the estimated future interest payments on our unhedged variable rate debt, assuming that the interest rates as of April 30, 2026, remain constant until the maturity of the debt.

(3)	Other operating commitments consist primarily of non-cancellable commitments under technology contracts, including cloud hosting, software licensing, and related services agreements.
Analysis of Historical Cash Flow
The following table shows the changes in our Consolidated Statements of Cash Flows:

	Year Ended April 30,
	2026	2025
Net cash provided by operating activities	$260,519	$202,591
Net cash provided by (used in) investing activities	28,105	(94,018)
Net cash used in financing activities	(298,303)	(125,330)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	$(581)	$3,146
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

Free Cash Flow Less Product Development Spending:

	Year Ended April 30,
	2026	2025
Net cash provided by operating activities	$260,519	$202,591
Less: Additions to technology, property, and equipment	(51,166)	(61,473)
Less: Product development spending	(14,012)	(15,228)
Free cash flow less product development spending	$195,341	$125,890

Index
Net Cash Provided By Operating Activities
2026 Compared to 2025
The following is a summary of the $57.9 million change in Net cash provided by operating activities for the year ended April 30, 2026, as compared with the year ended April 30, 2025 (amounts in millions).

Net cash provided by operating activities – Year ended April 30, 2025	$202.6
Net income adjusted for items to reconcile net income to net cash provided by operating activities, which would include such noncash items as depreciation and amortization, net losses on sale of businesses, assets, and impairment charges related to assets held-for-sale, restructuring charges, and the change in deferred taxes	38.8
Working capital changes:
Accounts receivable, net and contract liabilities	(11.4)
Accounts payable and accrued royalties	(20.7)
Changes in other assets and liabilities	51.2
Net cash provided by operating activities – Year ended April 30, 2026	$260.5
The unfavorable change in accounts receivable, net and contract liabilities was primarily due to the timing of customer billings and collections.
The unfavorable change in accounts payable and accrued royalties was due to the timing of payments.
The favorable changes in other assets and liabilities noted in the table above was primarily due to lower contributions to defined benefit plans in fiscal year 2026, lower costs related to cloud computing arrangements, lower inventory levels and other changes in working capital. This was partially offset by a larger decline in accrued employee related costs in fiscal year 2026. This decline reflects both lower incentive compensation expense accrued during the year and lower cash payments for prior year annual incentive compensation.
Our negative working capital (current assets less current liabilities) was $359.3 million and $381.0 million as of April 30, 2026, and April 30, 2025, respectively. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions (which includes Transformational Agreements) for which cash has been collected in advance. The contract liabilities will be recognized as revenue when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of April 30, 2026, and as of April 30, 2025 include contract liabilities of $451.4 million and $462.7 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance. Cash collected in advance for subscriptions is used by us for a number of purposes, including funding operations, capital expenditures, acquisitions, debt repayments, dividend payments, and share repurchases.

Net Cash Provided By (Used In) Investing Activities
2026 Compared to 2025
Net cash provided by investing activities in the year ended April 30, 2026, was $28.1 million compared to net cash used in investing activities of $94.0 million in the prior year. The change in investing activities was primarily due to the $115.3 million in cash received in fiscal year 2026 as a result of selling the remaining University Services assets in June 2025 and, to a lesser extent, lower additions for technology, property, and equipment of $10.3 million. This was partially offset by higher additions for publication rights of $17.4 million in 2026. See Note 4, “Acquisition and Divestitures” for further details on the sale of the University Services assets.

Index
Net Cash Used In Financing Activities
2026 Compared to 2025
Net cash used in financing activities in the year ended April 30, 2026, was $298.3 million compared to $125.3 million in the year ended April 30, 2025. The change in cash used was primarily due to net debt repayments of $120.3 million in fiscal year 2026 compared with net debt borrowings of $13.5 million in fiscal year 2025, and an increase in cash used for purchases of treasury shares in fiscal year 2026 of $39.7 million.
In the years ended April 30, 2026 and 2025, our quarterly dividend to shareholders was $1.42 and $1.41 per share annualized, respectively.
In fiscal year 2020, our Board of Directors authorized a share repurchase program of up to $200 million of Class A or B Common Stock, which was fully utilized as of April 30, 2026. In the first quarter of fiscal year 2026, our Board of Directors authorized an additional share repurchase program of up to $250 million of Class A or B Common Stock. As of April 30, 2026, $207.4 million of share repurchase authority remained under this authorization.
The following table summarizes the shares repurchased (shares in thousands):

	Year Ended April 30,
	2026	2025
Shares repurchased – Class A	2,843	1,186
Shares repurchased – Class B	7	173
Average price – Class A and Class B	$35.08	$44.16
During the years ended April 30, 2026 and 2025, we purchased $100.0 million and $60.0 million, respectively, under these programs.
The total amount purchased and the average price per share excludes excise taxes payable on share repurchases and may differ from the share repurchases reflected in Purchases of treasury shares in our Consolidated Statements of Cash Flows. For the year ended April 30, 2026, the total amount repurchased and the total shares repurchased includes unsettled purchases, and such amount differs from the amount reflected in Purchases of treasury shares in our Unaudited Condensed Consolidated Statements of Cash Flows.
2025 Compared to 2024
A discussion of changes in our cash flows for the year ended April 30, 2025, compared to the year ended April 30, 2024, has been omitted under this item, but may be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended April 30, 2025, which was filed with the SEC on June 25, 2025.

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
Revenue Recognition:
In Part II, Item 8, “Financial Statements and Supplementary Data,” see Note 2, “Summary of Significant Accounting Policies, Recently Issued and Recently Adopted Accounting Standards” in the section "Summary of Significant Accounting Policies”, and see Note 3, “Revenue Recognition, Contracts with Customers,” of the Notes to Consolidated Financial Statements for details of our revenue recognition policy.
Sales Return Reserves:
In Part II, Item 8, “Financial Statements and Supplementary Data,” see Note 2, “Summary of Significant Accounting Policies, Recently Issued and Recently Adopted Accounting Standards” in the section “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for details of our sales return reserves.
A one percent change in the estimated sales return rate could affect net income by approximately $2 million. A change in the pattern or trends in returns could also affect the estimated allowance.
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
In Part II, Item 8, “Financial Statements and Supplementary Data,” see Note 4, “Acquisition and Divestitures” of the Notes to Consolidated Financial Statements for details of our acquisition.
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

Index
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
Fiscal Year 2026 and 2025 Annual Goodwill Impairment Test
As of February 1, 2026 and 2025, we completed a qualitative assessment for our annual goodwill impairment test for our reporting units within Research and Learning segments. This assessment included consideration of key factors including macroeconomic conditions, industry and market considerations, cost factors, financial performance, and other relevant entity and reporting unit-specific events. Based on our qualitative assessment, we determined it was not more likely than not that the fair value of any reporting unit was less than its carrying amount. As such, it was not necessary to perform a quantitative test. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed as of February 1, 2026.
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

Index
Fiscal Year 2026 and 2025 Annual Indefinite-lived Intangible Impairment Test
We also review our indefinite-lived intangible assets for impairment annually, which consists of brands and trademarks and certain acquired publishing rights.
For fiscal year 2026 and 2025, we performed a qualitative assessment for our annual indefinite-lived intangible assets impairment test. This assessment included consideration of key factors including macroeconomic conditions, industry and market considerations, cost factors, financial performance, and other relevant entity and reporting unit-specific events. Based on our qualitative assessment, we determined it was not more likely than not that the fair value of any indefinite-lived intangible asset was less than its carrying amount. As such, it was not necessary to perform a quantitative test.
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
The discount rates for the US, Canada, and UK pension plans are based on the derivation of a single-equivalent discount rate using a standard spot rate curve and the timing of expected benefit payments as of the balance sheet date. The spot rate curves are based upon portfolios of corporate bonds rated at Aa or above by a respected rating agency. The discount rate for Germany is based on the expected benefit payments for the sample mixed population plan. The expected long-term rates of return on pension plan assets are estimated using forecasted returns for the asset classifications within the asset portfolio, and a composite return assumption range is determined using a weighted average based on each plan’s target asset allocation percentage. Salary growth and healthcare cost trend assumptions are based on our historical experience and future outlook. While we believe that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense and liabilities related to our defined benefit pension plans. A hypothetical one percent increase in the discount rate would increase net income and decrease the accrued pension liability by approximately $0.9 million and $59.4 million, respectively. A one percent decrease in the discount rate would decrease net income and increase the accrued pension liability by approximately $0.6 million and $68.0 million, respectively. A one percent change in the expected long-term rate of return would affect net income by approximately $3.5 million.

Index
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk primarily related to interest rates, foreign exchange, and credit risk. It is our policy to monitor these exposures, and to use derivative financial investments from time to time to reduce fluctuations in earnings and cash flows when it is deemed appropriate to do so. We do not use derivative financial instruments for trading or speculative purposes.
Interest Rates:
From time to time, we may use interest rate swaps, collars, or options to manage our exposure to fluctuations in interest rates. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.
The information set forth in Note 15, “Derivative Instruments and Hedging Activities,” of the Notes to Consolidated Financial Statements under the caption “Interest Rate Contracts,” is incorporated herein by reference.
On an annual basis, a hypothetical 1% change in interest rates for the $383.7 million of unhedged variable rate debt as of April 30, 2026, would affect net income and cash flow by approximately $2.9 million.
Foreign Exchange Rates:
Fluctuations in the currencies of countries where we operate outside the US may have a significant impact on financial results. We are primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain currencies in Asia. The statements of financial position of non-US business units are translated into US dollars using period-end exchange rates for assets and liabilities and the Statements of Income (Loss) are translated into US dollars using weighted-average exchange rates for revenues and expenses. The percentage of consolidated revenue for the year ended April 30, 2026, recognized in the following currencies (on an equivalent US dollar basis) were approximately: 51% US dollar, 29% British pound sterling, 12% euro, and 8% other currencies.
Our significant investments in non-US businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Total accumulated other comprehensive loss, net of tax within Total shareholders’ equity under the caption Foreign currency translation adjustment. During the year ended April 30, 2026, we recorded foreign currency translation gains in Total accumulated other comprehensive loss, net of tax of approximately $15.8 million primarily as a result of the fluctuations of the US dollar relative to the British pound sterling and, to a lesser extent, the euro. During the year ended April 30, 2025, we recorded foreign currency translation gains in Total accumulated other comprehensive loss, net of tax of approximately $69.3 million primarily as a result of the fluctuations of the US dollar relative to the British pound sterling and, to a lesser extent, the euro. During the year ended April 30, 2024, we recorded foreign currency translation (losses) in Total accumulated other comprehensive loss, net of tax of approximately $(7.5) million, primarily as a result of the fluctuations of the US dollar relative to the euro and, to a lesser extent, the British pound sterling.
Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses on the Consolidated Statements of Income (Loss) as incurred. Under certain circumstances, we may enter into derivative financial instruments in the form of foreign currency forward contracts to hedge against specific transactions, including intercompany purchases and loans.
The information set forth in Note 15, “Derivative Instruments and Hedging Activities,” of the Notes to Consolidated Financial Statements under the caption “Foreign Currency Contracts,” is incorporated herein by reference.
Customer Credit Risk:
In the journal publishing business, some subscriptions are sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to us between the months of December and April. Although currently we have minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 19% of total annual consolidated revenue, and no one agent accounts for more than 10% of total annual consolidated revenue.
Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online book resellers. Although no book customer accounts for more than 6% of total consolidated revenue and 7% of accounts receivable, net at April 30, 2026, the top 10 book customers account for approximately 12% of total consolidated revenue and approximately 20% of accounts receivable, net at April 30, 2026.

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

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of John Wiley & Sons, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. and its subsidiaries (the "Company") as of April 30, 2026 and 2025, and the related consolidated statements of income (loss), of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended April 30, 2026, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of April 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Research Subscriptions Revenue

As described in Note 3 to the consolidated financial statements, the Company recorded $965.8 million of research publishing revenue for the year ended April 30, 2026, of which a majority relates to research subscriptions. The majority of research publishing revenue is recognized over time. Journal subscription contracts are negotiated by the Company directly with customers or their subscription agents. Subscription periods typically cover calendar years. In a typical journal subscription sale, there is a written agreement between the Company and the customer that covers multiple years. However, management typically accounts for these agreements as one-year contracts because the enforceable rights under the agreements are subject to an annual confirmation and negotiation process with the customer. The transaction price consists of fixed consideration. Journal subscription revenue is generally collected in advance when the annual license is granted. Transformational agreements (read and publish) blend journal subscription and open access offerings. Generally, for a single fee, a national or regional consortium of libraries pays for and receives full read access to the Company’s journal portfolio and the ability to publish under an open access arrangement.

The principal considerations for our determination that performing procedures relating to revenue recognition for the research subscriptions revenue is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over research subscriptions revenue recognized. These procedures also included, among others (i) testing revenue recognized for a sample of research subscription revenue transactions by obtaining and inspecting source documents, such as sales contracts, invoices, and cash receipts and (ii) confirming a sample of outstanding customer invoice balances as of April 30, 2026 and, for confirmations not returned, obtaining and inspecting source documents, such as sales contracts, invoices, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

New York, New York
June 24, 2026

We have served as the Company’s auditor since 2023.

Index
John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
In thousands

	April 30,
	2026	2025
Assets:
Current assets
Cash and cash equivalents	$75,622	$85,882
Accounts receivable, net	244,164	228,410
Inventories, net	19,265	22,875
Prepaid expenses and other current assets	80,614	102,717
Total current assets	419,665	439,884

Technology, property, and equipment, net	136,260	162,125
Intangible assets, net	578,959	595,044
Goodwill	1,132,392	1,121,505
Operating lease right-of-use assets	57,128	66,128
Other non-current assets	267,414	306,780
Total assets	$2,591,818	$2,691,466

Liabilities and shareholders' equity:
Current liabilities
Accounts payable	$67,199	$60,948
Accrued royalties	97,791	109,765
Short-term portion of long-term debt	12,500	10,000
Contract liabilities	451,423	462,693
Accrued employment costs	71,068	93,117
Short-term portion of operating lease liabilities	15,954	18,282
Other accrued liabilities	63,012	66,051
Total current liabilities	778,947	820,856

Long-term debt	670,897	789,435
Accrued pension liability	59,527	71,899
Deferred income tax liabilities	98,972	105,145
Operating lease liabilities	69,544	81,482
Other long-term liabilities	65,689	70,443
Total liabilities	1,743,576	1,939,260
Commitment and contingencies (Note 16)
Shareholders’ equity
Preferred stock, $1 par value per share: Authorized shares – 2 million, Issued shares - 0	—	—
Class A common stock, $1 par value per share: Authorized shares - 180 million, Issued shares - 70,314 and 70,312 as of April 30, 2026 and 2025, respectively	70,314	70,312
Class B convertible common stock, $1 par value per share: Authorized shares - 72 million, Issued shares - 12,868 and 12,870 as of April 30, 2026 and 2025, respectively	12,868	12,870
Additional paid-in-capital	487,178	481,863
Retained earnings	1,738,164	1,591,168
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(248,720)	(264,548)
Unamortized retirement costs, net of tax	(190,326)	(209,190)
Unrealized loss on interest rate swaps, net of tax	(3,172)	(5,182)
Total accumulated other comprehensive loss, net of tax	(442,218)	(478,920)
Less treasury shares at cost (Class A – 28,219 and 25,687 as of April 30, 2026 and 2025, respectively; Class B – 4,108 and 4,101 as of April 30, 2026 and 2025, respectively)	(1,018,064)	(925,087)
Total shareholders’ equity	848,242	752,206
Total liabilities and shareholders' equity	$2,591,818	$2,691,466
See accompanying Notes to Consolidated Financial Statements.

Index
John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Dollars in thousands, except per share information

	For the Years Ended April 30,
	2026	2025	2024
Revenue, net	$1,676,528	$1,677,609	$1,872,987

Costs and expenses
Cost of sales	431,509	431,380	579,722
Operating and administrative expenses	895,907	947,437	1,013,520
Impairment of goodwill	—	—	108,449
Restructuring and related charges	19,203	25,561	63,041
Amortization of intangible assets	53,050	51,822	55,994
Total costs and expenses	1,399,669	1,456,200	1,820,726

Operating income	276,859	221,409	52,261

Interest expense	(43,848)	(52,547)	(49,003)
Net foreign exchange transaction losses	(6,564)	(8,142)	(2,959)
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	(4,828)	(23,340)	(183,389)
Other (expense) income, net	(6,533)	5,498	(3,957)

Income (loss) before taxes	215,086	142,878	(187,047)
(Benefit) provision for income taxes	(6,531)	58,717	13,272

Net income (loss)	$221,617	$84,161	$(200,319)

Earnings (loss) per share:
Basic	$4.22	$1.56	$(3.65)
Diluted	$4.16	$1.53	$(3.65)

Weighted average number of common shares outstanding:
Basic	52,466	54,054	54,945
Diluted	53,247	54,830	54,945
See accompanying Notes to Consolidated Financial Statements.

Index
John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands

	For the Years Ended April 30,
	2026	2025	2024
Net income (loss)	$221,617	$84,161	$(200,319)

Other comprehensive income (loss):
Foreign currency translation adjustment	15,828	69,279	(7,481)
Unamortized retirement costs, net of tax (expense) benefit of $(6,449), $552, and $(2,010), respectively	18,864	(8,268)	5,884
Unrealized gain (loss) on interest rate swaps, net of tax (expense) benefit of $(614), $1,450, and $(663), respectively	2,010	(11,492)	2,060
Total other comprehensive income	36,702	49,519	463

Comprehensive income (loss)	$258,319	$133,680	$(199,856)
See accompanying Notes to Consolidated Financial Statements.

Index
John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	For the Years Ended April 30,
	2026	2025	2024
Operating activities
Net income (loss)	$221,617	$84,161	$(200,319)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	—	—	108,449
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	4,828	23,340	183,389
Amortization of intangible assets	53,050	51,822	55,994
Amortization of product development assets	16,058	16,610	22,835
Amortization of cloud computing arrangements	2,770	1,081	1,210
Depreciation and amortization of technology, property, and equipment	74,369	78,694	98,160
Restructuring and related charges	19,203	25,561	63,041
Stock-based compensation expense	20,608	22,222	24,982
Employee retirement plan expense	31,976	31,987	27,844
Net foreign exchange transaction losses	6,564	8,142	2,959
Other noncash (credits) charges	(54,616)	13,896	(12,319)
Changes in operating assets and liabilities
Accounts receivable, net	(19,878)	7,951	(22,062)
Inventories, net	6,719	(1,419)	5,436
Accounts payable and accrued royalties	(12,547)	8,112	(38,460)
Contract liabilities	(3,576)	(20,009)	(1,332)
Restructuring payments	(17,704)	(22,333)	(38,520)
Other accrued liabilities	(26,861)	(19,929)	19,274
Employee retirement plan contributions	(26,243)	(38,746)	(36,887)
Operating lease liabilities	(22,704)	(22,209)	(25,852)
Other	(13,114)	(46,343)	(30,184)
Net cash provided by operating activities	260,519	202,591	207,638
Investing activities
Product development spending	(14,012)	(15,228)	(17,262)
Additions to technology, property and equipment	(51,166)	(61,473)	(76,080)
Businesses acquired in purchase transactions, net of cash acquired	(243)	(3,602)	(3,116)
Net cash proceeds (transferred) related to the sale of businesses and assets	112,194	(7,642)	(1,771)
Acquisitions of publication rights and other	(18,668)	(6,073)	(8,414)
Net cash provided by (used in) investing activities	28,105	(94,018)	(106,643)
Financing activities
Repayments of long-term debt	(1,085,548)	(1,186,371)	(1,156,939)
Borrowings of long-term debt	965,251	1,199,880	1,184,706
Purchases of treasury shares	(100,082)	(60,421)	(45,050)
Change in book overdrafts	4,427	4,650	(4,472)
Cash dividends	(74,358)	(76,101)	(76,964)
Impact of tax withholding on stock-based compensation and other	(7,993)	(6,967)	(8,502)
Net cash used in financing activities	(298,303)	(125,330)	(107,221)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(581)	3,146	(1,493)
Cash reconciliation:
Cash and cash equivalents	85,882	99,441	106,714
Restricted cash included in Prepaid expenses and other current assets	50	102	548
Balance at beginning of year	85,932	99,543	107,262
Decrease for the year	(10,260)	(13,611)	(7,719)
Cash and cash equivalents	75,622	85,882	99,441
Restricted cash included in Prepaid expenses and other current assets	50	50	102
Balance at end of year(1)	$75,672	$85,932	$99,543
Cash paid during the year for:
Interest	$43,073	$51,328	$47,101
Income taxes, net of refunds	$58,424	$53,884	$50,834

(1)	The balance as of April 30, 2024, includes held-for-sale cash, cash equivalents and restricted cash.
See accompanying Notes to Consolidated Financial Statements.

Index
John Wiley & Sons, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2023	$70,231	$12,951	$469,802	$1,860,872	$(528,902)	$(839,927)	$1,045,027

Restricted shares issued under stock-based compensation plans	—	—	(20,392)	1	—	20,698	307
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(8,502)	(8,502)
Stock-based compensation expense	—	—	24,996	—	—	—	24,996
Purchases of treasury shares	—	—	—	—	—	(45,050)	(45,050)
Class A common stock dividends ($1.40 per share)	—	—	—	(64,584)	—	—	(64,584)
Class B common stock dividends ($1.40 per share)	—	—	—	(12,622)	—	—	(12,622)
Common stock class conversions	28	(28)	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	(200,319)	463	—	(199,856)
Balance at April 30, 2024	$70,259	$12,923	$474,406	$1,583,348	$(528,439)	$(872,781)	$739,716

Restricted shares issued under stock-based compensation plans	—	—	(14,792)	—	—	15,082	290
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(6,967)	(6,967)
Stock-based compensation expense	—	—	22,249	—	—	—	22,249
Purchases of treasury shares	—	—	—	—	—	(60,421)	(60,421)
Class A common stock dividends ($1.41 per share)	—	—	—	(63,758)	—	—	(63,758)
Class B common stock dividends ($1.41 per share)	—	—	—	(12,583)	—	—	(12,583)
Common stock class conversions	53	(53)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	84,161	49,519	—	133,680
Balance at April 30, 2025	$70,312	$12,870	$481,863	$1,591,168	$(478,920)	$(925,087)	$752,206

Restricted shares issued under stock-based compensation plans	—	—	(15,267)	—	—	15,532	265
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(7,993)	(7,993)
Stock-based compensation expense	—	—	20,582	—	—	—	20,582
Purchases of treasury shares	—	—	—	—	—	(100,516)	(100,516)
Class A common stock dividends ($1.42 per share)	—	—	—	(62,175)	—	—	(62,175)
Class B common stock dividends ($1.42 per share)	—	—	—	(12,446)	—	—	(12,446)
Common stock class conversions	2	(2)	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	221,617	36,702	—	258,319
Balance at April 30, 2026	$70,314	$12,868	$487,178	$1,738,164	$(442,218)	$(1,018,064)	$848,242
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
Wiley is a global leader in authoritative content and research intelligence for the advancement of scientific discovery, innovation, and learning. The Company’s content, services, platforms, and knowledge networks are tailored to meet the evolving needs of its customers and partners, including institutions, societies, corporations, researchers, students, instructors, and other professionals.
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
Reclassifications:
Certain prior year amounts have been reclassified to conform to the current year’s presentation, including the recast of prior period geographic revenue information resulting from a change in our method of attributing revenue by geography. See Note 20, “Segment Information,” for additional information.

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

Index
Book Overdrafts:
Under our cash management system, a book overdraft balance exists for our primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in individual bank accounts. Our funds are transferred from other existing bank account balances or from lines of credit as needed to fund checks presented for payment. As of April 30, 2026 and 2025, book overdrafts of $19.2 million and $14.8 million, respectively, were included in Accounts payable on the Consolidated Statements of Financial Position. We elected to classify changes in book overdraft balances as financing activities in the Consolidated Statements of Cash Flows.
Revenue Recognition:
Revenue from contracts with customers is recognized using a five-step model consisting of the following: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract based on its stand-alone selling price. We use an observable price to determine the stand-alone selling price for separate performance obligations if available or, when not available, an estimate that maximizes the use of observable inputs and faithfully depicts the selling price of the promised goods or services if we sold those goods or services separately to a similar customer in similar circumstances. Suitable methods for estimating the stand-alone selling price include adjusted market assessment approach, expected cost plus a margin approach, and the residual approach. Any contract discount within the agreement is allocated across all performance obligations unless observable evidence exists that the discount relates to a specific performance obligation or obligations in the contract, and (5) recognize revenue when (or as) we satisfy a performance obligation. Performance obligations are satisfied when we transfer control of a good or service to a customer, which can occur over time or at a point in time. The amount of revenue recognized is based on the consideration to which we expect to be entitled in exchange for those goods or services, including the expected value of variable consideration. The customer’s ability and intent to pay the transaction price is assessed in determining whether a contract exists with the customer. If collectability of substantially all the consideration in a contract is not probable, consideration received is not recognized as revenue unless the consideration is nonrefundable, and we no longer have an obligation to transfer additional goods or services to the customer, or collectability becomes probable.
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

We are also exposed to potential credit losses through our notes receivable issued in connection with our divestitures. As of April 30, 2026 and 2025, notes receivable inclusive of interest are $15.2 million and $121.5 million, respectively, and are reflected in Other non-current assets in the Consolidated Statements of Financial Position. We evaluate the collectability of outstanding notes receivable and record an allowance to represent an estimate of future expected credit losses, as applicable. As of April 30, 2026 and 2025, we did not record an allowance on the notes receivable. On June 5, 2025, Wiley entered into an agreement to sell the University Services Seller Note and other assets. The cash consideration was also fully paid in June 2025. See Note 4, “Acquisition and Divestitures” for more details on the notes receivable issued in connection with our divestitures and the sale.

Index
Sales Return Reserves:
The process that we use to determine our sales returns and the related reserve provision charged against revenue is based on applying an estimated return rate to current year returnable print book sales. This rate is based upon an analysis of actual historical return experience in the various markets and geographic regions in which we do business. We collect, maintain, and analyze significant amounts of sales returns data for large volumes of homogeneous transactions. This allows us to make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Associated with the estimated sales return reserves, we also include a related increase to inventory and a reduction to accrued royalties as a result of the expected returns. Print book sales return reserves amounted to a net liability balance of $7.1 million and $9.0 million as of April 30, 2026 and 2025, respectively.
The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position as of April 30:

	2026	2025
Increase in Inventories, net	$3,085	$4,042
Decrease in Accrued royalties	(1,661)	(2,067)
Increase in Contract liabilities	11,825	15,093
Print book sales return reserve net liability balance	$(7,079)	$(8,984)
Inventories:
Inventories are carried at the lower of cost or net realizable value. US book inventories aggregating $8.3 million and $10.9 million at April 30, 2026 and 2025, respectively, are valued using the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method.
Product Development Assets:
Product development assets consist of book composition costs and other product development costs and are included in Other non-current assets on the Consolidated Statements of Financial Position. Costs associated with developing a book for publication are expensed until the product is determined to be commercially viable. Book composition costs represent the costs incurred to bring an edited commercial manuscript to publication, which include typesetting, proofreading, design, illustration costs, and digital formatting. Book composition costs are capitalized and are generally amortized on a double-declining basis over their estimated useful lives, ranging from 1 to 3 years. Other product development costs represent the costs incurred in developing software, platforms, and digital content to be sold and licensed to third parties. Other product development costs are capitalized and amortized on a straight-line basis over their estimated useful lives. As of April 30, 2026, the weighted average estimated useful life of other product development costs was approximately 3 years.
Royalty Advances:
Royalty advances are capitalized in Other non-current assets on the Consolidated Statements of Financial Position and, upon publication, are expensed as royalties earned based on sales of the published works. Royalty advances are reviewed for recoverability, and a reserve for loss is maintained, if appropriate.

Index
Advertising and Marketing Costs:
Advertising and marketing costs are expensed as incurred. These costs are reflected primarily in Operating and administrative expenses on the Consolidated Statements of Income (Loss) as follows:

	For the Years Ended April 30,
	2026	2025	2024(1)
Advertising and marketing costs	$29,250	$31,235	$61,709

(1)
For the year ended April 30, 2024, this includes $28.8 million of advertising and marketing costs reflected in Cost of sales on the Consolidated Statements of Income (Loss), incurred to fulfill performance obligations from contracts with educational institutions. These costs were incurred by the University Services business, which was sold on January 1, 2024 and had been reported in our Held for Sale or Sold segment.

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
Cloud Computing Arrangements:
We incur costs to implement cloud computing arrangements that are hosted by third parties. Costs incurred during the application development stage are capitalized if they consist of internal and external costs directly attributable to developing and configuring the cloud computing software for its intended use. Once a project is substantially complete and ready for its intended use, such costs are amortized using the straight-line method over the term of the cloud computing arrangement in Operating and administrative expenses on the Consolidated Statements of Income (Loss). As of April 30, 2026 and 2025, the unamortized implementation costs related to our cloud computing arrangements were $33.4 million and $24.0 million, respectively, and are reflected in Other non-current assets in our Consolidated Statements of Financial Position. Payments for capitalized implementation costs are included in Net cash provided by operating activities on the Consolidated Statements of Cash Flows.
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
Intangible assets with definite lives as of April 30, 2026 are amortized on a straight-line basis over the following weighted average estimated useful lives: content and publishing rights – 26 years, customer relationships – 16 years, developed technology – 8 years, and brands and trademarks – 17 years.
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

Leases:

We have operating leases with contractual obligations as a lessee with respect to offices, warehouses and distribution centers, automobiles, and office equipment. We determine if an arrangement is a lease at inception of the contract in accordance with guidance detailed in the lease standard and we perform the lease classification test as of the lease commencement date. Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.
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

Index
We apply certain practical expedients allowed by the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, “Leases.” Leases that are more than one year in duration are capitalized and recorded on our Consolidated Statements of Financial Position. Leases with an initial term of 12 months or less are recognized as short term lease operating costs on a straight-line basis over the term. We have also elected to account for the lease and non-lease components as a single component. Some of our leases offer an option to extend the term of such leases. We utilize the reasonably certain threshold criteria in determining which options we will exercise.

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
Recently Adopted Accounting Standards
Improvements to Income Tax Disclosures

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” This ASU enhances the transparency and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. A public entity should apply the amendments in this ASU on a prospective basis with the option to apply the standard retrospectively. We elected to adopt ASU 2023-09 on a prospective basis for the year ended April 30, 2026. See Note 13, “Income Taxes” for further details. The adoption expanded our disclosures but did not have a material impact on our consolidated financial statements.

Index
Recently Issued Accounting Standards
Codification Improvements

In December 2025, the FASB issued ASU 2025-12 “Codification Improvements,” to make various technical corrections, clarifications, and other minor improvements to existing US GAAP. The amendments are intended to improve the clarity and consistency of existing guidance and are not expected to significantly change current accounting practice. This ASU is effective for us on May 1, 2027 and interim periods within the fiscal year. Early adoption is permitted. We are required to apply the amendments to ASC Topic 260, “Earnings Per Share” retrospectively. All other amendments may be applied prospectively or retrospectively. We are currently assessing the impact of the disclosure requirements on our consolidated financial statements.

Interim Reporting Narrow-Scope Improvements

In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements” to amend the guidance in “Interim Reporting” (Topic 270). This ASU provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. This ASU is effective for us on May 1, 2028 and interim periods within the fiscal year. Early adoption is permitted. We may elect to apply the ASU using a prospective or retrospective transition method. We are currently assessing the impact of the disclosure requirements on our consolidated financial statements.

Hedge Accounting Improvements

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” This ASU makes targeted amendments to expand the application of hedge accounting to a greater number of highly effective economic hedges in five areas: i) similar risk assessment for cash flow hedges; ii) hedging forecasted interest payments on choose-your-rate debt instruments; iii) cash flow hedges of nonfinancial forecasted transactions; iv) net written options as hedging instruments; and v) foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge). The ASU is intended to better reflect the economics of risk management activities and to reduce complexity in applying hedge accounting. This ASU is effective for us on May 1, 2027 and interim periods within the fiscal year. Early adoption is permitted. This ASU is applied prospectively for all hedging relationships as of the date of adoption. The impact will be based on future economic hedges after we adopt the standard.

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This ASU removes the references to software development stages and requires capitalization of software costs when management has committed to the software project and it is probable that the software will be completed and perform its intended use. This ASU is effective for us on May 1, 2028 and interim reporting periods within the fiscal year. Early adoption is permitted. We may elect to apply the ASU using a prospective, modified based on the status of the project and whether software costs were capitalized before the date of adoption, or retrospective transition method. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets.” In developing reasonable and supportable forecasts as part of estimating expected credit losses on current accounts receivable and/or current contract assets, we may elect a practical expedient in accordance with this new ASU that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.

This ASU is effective for us on May 1, 2026 and interim periods within the fiscal year. This ASU is applied prospectively if the practical expedient is elected. We have elected to adopt the practical expedient effective May 1, 2026. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Index
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
Note 3 — Revenue Recognition, Contracts with Customers
Disaggregation of Revenue
The following tables present our revenue from contracts with customers disaggregated by segment and product type.

	For the Years Ended April 30,
	2026	2025	2024
Research:
Research Publishing	$965,767	$922,553	$892,784
Research Solutions	164,175	152,906	149,921
Total Research	1,129,942	1,075,459	1,042,705

Learning:
Academic	318,757	333,693	323,541
Professional	227,829	251,075	251,198
Total Learning	546,586	584,768	574,739

Held for Sale or Sold	—	17,382	255,543

Total Revenue	$1,676,528	$1,677,609	$1,872,987
The following information describes our disaggregation of revenue by segment and product type. Overall, the majority of our revenue is recognized over time.
Research
Total Research revenue was $1,129.9 million in the year ended April 30, 2026. Research products are sold and distributed globally through multiple channels. The majority of revenue generated from Research products is recognized over time.
We disaggregated revenue by Research Publishing and Research Solutions to reflect the different types of products and services provided.
Research Publishing Products

Research Publishing products provide scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Research Publishing revenue was $965.8 million in the year ended April 30, 2026, and the majority is recognized over time.

Index
In the year ended April 30, 2026, Research Publishing products generated approximately 88% of its revenue from contracts with its customers from Journal Subscriptions (pay to read) and Transformational Agreements (read and publish) under multiyear arrangements, and Open Access (pay to publish). The remaining revenue is from Licensing and ancillary products.
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
The total transaction price is allocated to each performance obligation based on its relative stand-alone selling price. We allocate revenue to the stand-ready obligation to provide access to new content for one year based on its observable stand-alone selling price to provide the right of access to additional intellectual property. The allocation of revenue to the perpetual licenses for access to historical journal content is done using the expected cost plus a margin approach, as applicable.
Transformational Agreements (read and publish) blend Journal Subscription and Open Access offerings. Generally, for a single fee, a national or regional consortium of libraries pays for and receives full read access to our journal portfolio and the ability to publish under an open access arrangement. Transformational Agreements include multiple performance obligations and depending upon the model, can include a combination of Read which is recognized over time; a Perpetual License which is recognized at a point in time; and a publishing right that allows for articles to be published in hybrid and/or gold open access journals, which is recognized point in time or over time depending upon the model. The total transaction price is generally fixed and allocated to each performance obligation based on its relative stand-alone selling price using a combination of observable and estimated stand-alone selling prices. Estimated stand-alone selling prices include the expected cost plus a margin approach, and a residual approach.
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
Licensing and Ancillary Products
Within licensing, the revenue derived from these contracts primarily consist of advance payments, including minimum guarantees and sales- or usage-based royalty agreements. Our intellectual property is considered to be functional intellectual property. Due to the stand-ready obligation to provide updates during the subscription period, which is generally an annual period, revenue for the minimum guarantee is recognized on a straight-line basis over the term of the agreement. For our sales- or usage-based royalty agreements, we recognize revenue in the period of usage based on the amounts earned. We record revenue under these arrangements for the amounts due and not yet reported to us based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. We also have certain licenses whereby we receive a non-refundable minimum guarantee in advance (recorded over time as described above) against a volume-based royalty throughout the term of the agreement. When the cumulative consideration exceeds the minimum guarantee, it is recognized as the subsequent sales or usage occurs. We also license content for artificial intelligence (AI) generally at a fixed transaction price, with revenue recognized at a point in time or a combination of point in time and over time.

Index
Research Solutions Products and Services

Research Solutions revenue was $164.2 million in the year ended April 30, 2026, and the majority is recognized over time.

In the year ended April 30, 2026, Research Solutions products and services generated approximately 48% of their revenue from contracts with customers that include corporate solutions such as managed services which includes advertising, and full sales and marketing services for publishers and societies; recruitment platform and services; spectral databases; and projects which includes content creation and distribution, digital events, and webinars.

The remainder of the revenue within Research Solutions from contracts with customers includes platform and workflow solutions for societies and publishers, which includes production and content hosting, submissions and peer review support, editorial, and copy-editing services. We also license content, including for AI which includes content licensed from other publishers. Included within platforms is our Atypon® publishing platform for societies and publishers which includes a single performance obligation for the implementation and hosting of subscription services. The transaction price is fixed, which may include price escalators that are fixed increases per year. Revenue is recognized upon the initiation of the subscription period and recognized on a straight-line basis over the time of the contractual period. The duration of these contracts is generally multiyear ranging from 2 to 5 years.
Learning

Total Learning revenue was $546.6 million in the year ended April 30, 2026. We disaggregated revenue by Academic and Professional to reflect the different types of products and services provided.
Academic

Academic products revenue was $318.8 million in the year ended April 30, 2026. Products and services include scientific, professional, and education print and digital books, and digital courseware to libraries, corporations, students, professionals, and researchers. Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks and other online applications.

In the year ended April 30, 2026, Academic products generated approximately 54% of their revenue from contracts with their customers for print and digital publishing, which is recognized at a point in time. Digital Courseware products generate approximately 35% of their revenue from contracts with their customers which is recognized over time. The remainder of their revenues were from Licensing, and ancillary products which have a mix of revenue recognized at a point in time and over time.
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

Index
Licensing and Ancillary Products
Revenue derived from our licensing contracts is primarily comprised of advance payments and sales- or usage-based royalties. Revenue for advance payments is recognized at the point in time that the functional intellectual property license is granted. For sales- or usage-based royalties, we record revenue under these arrangements for the amounts due and not yet reported to us based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. We also have certain licenses whereby we receive a non-refundable minimum guarantee (recognized at a point in time as described above) against a volume-based royalty throughout the term of the agreement. We recognize volume-based royalty income only when cumulative consideration exceeds the minimum guarantee and the subsequent sales or usage occurs. We also license content for AI which includes training large language models (LLM) at a fixed transaction price and the revenue is recognized at a point in time.
Professional
Professional products revenue was $227.8 million in the year ended April 30, 2026. Professional provides learning, development, publishing, and assessment services for businesses and professionals. Our professional publishing produces books, which includes business and finance, technology, professional development for educators, test preparation books and other professional categories, as well as the For Dummies® brand. Products are sold to brick-and-mortar and online retailers, wholesalers who supply such bookstores, college bookstores, individual practitioners, corporations, and government agencies.

In the year ended April 30, 2026, Professional products generated approximately 53% of their revenue from contracts with their customers for professional publishing, which is recognized at a point in time. Our assessments offering in the year ended April 30, 2026 generates approximately 32% of their revenue from contracts with its customers, which has a mix of revenue recognized at a point in time and over time. The remainder of Professional revenues were from Licensing and ancillary revenue streams, which has a mix of revenue recognized at a point in time and over time.

Professional Publishing
Professional publishing has the same performance obligations as Academic print and digital publishing which is described above. Revenue is recognized at the point when control of the product transfers, which for print is upon shipment or for digital when fulfillment of the products has been rendered.

Assessments

Our assessments offering includes high-demand soft-skills training solutions that are delivered to organizational clients through online digital delivery platforms, either directly or through an authorized distributor network of independent consultants, trainers, and coaches. Our assessments product offering includes multiple performance obligations which includes annual memberships which are recognized over time, and the assessments and related products or services which are recognized at a point in time. We allocate revenue based on observable stand-alone selling prices of each performance obligation.

Licensing and Ancillary Products
See the description of Licensing and Ancillary Products in the Academic section above, which also applies to the Professional reporting line.
Held for Sale or Sold

The Held for Sale or Sold segment had no operating results for the year ended April 30, 2026, as all businesses within this segment were sold prior to this fiscal year. These businesses included Wiley Edge, sold on May 31, 2024, except for its India operations which sold on August 31, 2024, CrossKnowledge, sold on August 31, 2024, and University Services and Tuition Manager, which were sold in fiscal year 2024.

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
The following table provides information about accounts receivable, net and contract liabilities from contracts with customers.

	April 30, 2026	April 30, 2025	(Decrease)/ Increase
Balances from contracts with customers:
Accounts receivable, net	$244,164	$228,410	$15,754
Contract liabilities (1)	451,423	462,693	(11,270)
Contract liabilities (included in Other long-term liabilities)	$17,230	$16,725	$505

(1)
The sales return reserve recorded in Contract liabilities is $11.8 million and $15.1 million as of April 30, 2026 and April 30, 2025, respectively. See Note 2, “Summary of Significant Accounting Policies, Recently Issued, and Recently Adopted Accounting Standards” for further details of the sales return reserve.

For the years ended April 30, 2026 and 2025, we recognized as revenue substantially all of the current contract liability balance at April 30, 2025 and 2024, respectively.
The decrease in contract liabilities, excluding the sales return reserve, was primarily driven by revenue earned on journal subscription agreements, transformational agreements, and open access, partially offset by renewals of journal subscription agreements, transformational agreements, and open access.
Remaining Performance Obligations included in Contract Liability
As of April 30, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $468.6 million, which includes the sales return reserve of $11.8 million. Excluding the sales return reserve, we expect that approximately $439.6 million will be recognized in the next twelve months with the remaining $17.2 million to be recognized thereafter.
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
Our assets associated with incremental costs to fulfill a contract were $1.3 million and $2.2 million at April 30, 2026 and 2025, respectively, and are included within Other non-current assets on our Consolidated Statements of Financial Position.
We recorded amortization expense related to these assets within Cost of sales on the Consolidated Statements of Income (Loss) as follows:

	For the Years Ended April 30,
	2026	2025	2024
Amortization expense	$1,324	$1,385	$4,527

Index
In the year ended April 30, 2024, amortization expense for costs to fulfill includes the amortization related to the University Services business which was sold on January 1, 2024.
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

	For the Years Ended April 30,
	2026	2025	2024
Shipping and handling costs	$23,122	$23,644	$25,853

Note 4 – Acquisition and Divestitures
Acquisition
On February 3, 2025, we completed the acquisition of an immaterial business included in our Learning segment. The allocation of the total consideration transferred to the assets acquired, including intangible assets and goodwill, and the liabilities assumed was finalized during the three months ended April 30, 2026.
Pro forma financial information related to this acquisition has not been provided as it is not material to our consolidated results of operations.
Divestitures

We recorded net pretax loss on sale of businesses, assets, and impairment charges related to assets held-for-sale as follows:

	For the Years Ended April 30,
	2026	2025	2024
CrossKnowledge	$(2,309)	$4,119	$(55,440)
University Services	(934)	(12,578)	(107,048)
Wiley Edge	(422)	(14,852)	(19,401)
Other disposition activity	(1,163)	(29)	(1,500)
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale	$(4,828)	$(23,340)	$(183,389)

These charges are reflected in Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale on our Consolidated Statements of Income (Loss).

CrossKnowledge

On August 31, 2024, we completed the sale of CrossKnowledge, which was included in our Held for Sale or Sold segment.

In the year ended April 30, 2026, we recognized a loss of $2.3 million related to the sale of this business. Included in the selling price for CrossKnowledge was contingent consideration in the form of an earnout. We estimate the fair value of the CrossKnowledge earnout, which had a fair value of $1.8 million at the time of sale, to be zero as of April 30, 2026, based upon the business outlook which reflects adverse changes in market conditions. In addition, in the year ended April 30, 2026, we recorded a write-off of $0.5 million related to an uncollectible receivable associated with CrossKnowledge.

Index
In the year ended April 30, 2025, upon the completion of the sale, we recognized a net gain of $4.1 million, primarily due to subsequent changes in the fair value less costs to sell, as well as changes in the carrying amount of the disposal group.

In the year ended April 30, 2024, in connection with the held-for-sale classification prior to the sale, we recognized cumulative impairment charges of $55.4 million on the remeasurement of the disposal group at the lower of carrying value or fair value less costs to sell.

University Services

On January 1, 2024, we completed the sale of University Services, which was included in our Held for Sale or Sold segment, and we recognized a net loss of $107.0 million in the year ended April 30, 2024.

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

In the year ended April 30, 2025, due to the process of selling these assets, as well as third-party customer consents, working capital adjustments, and changes in the costs to sell, we recognized an additional net loss on sale and impairments of assets of $12.6 million. In the year ended April 30, 2026, we recognized an additional pretax loss of $0.9 million as a result of selling these assets.

Wiley Edge

On May 31, 2024, we completed the sale of Wiley Edge, which was included in our Held for Sale or Sold segment, except for the India operations that sold on August 31, 2024.

In the year ended April 30, 2026, we recorded write-offs of $0.4 million related to uncollectible receivables for Wiley Edge.

In the year ended April 30, 2025, upon the completion of the sale, we recognized a net loss of $14.9 million primarily due to subsequent changes in the fair value less costs to sell, partially offset by the sale of the India operations. The selling price for Wiley Edge included additional contingent consideration in the form of an earnout with a fair value of $15.0 million at the time of sale, based on gross profit targets during each of the three fiscal years in the period beginning May 1, 2024 and ending April 30, 2027 (Wiley Edge Earnout). The fair value of the Wiley Edge Earnout was zero as of April 30, 2025, as the gross profit for the earnout periods was expected to be below the gross profit targets as defined in the stock and asset purchase agreement (Edge Agreement), resulting in no payment to Wiley. We estimate the fair value of the Wiley Edge Earnout to be zero as of April 30, 2026, as the gross profit forecast for each of the fiscal year 2026 and 2027 earnout periods is expected to be below the gross profit targets, which would result in no payments being made to Wiley in the respective periods.

In the year ended April 30, 2024, in connection with the held-for-sale classification, we recognized cumulative impairment charges of $19.4 million on the remeasurement of the disposal group at the lower of carrying value or fair value less costs to sell.

The selling price for Wiley Edge included an unsecured promissory note (Inspirit Seller Note). As of April 30, 2026 and 2025, the Inspirit Seller Note receivable inclusive of interest is $15.2 million and $14.4 million, respectively, and is reflected in Other non-current assets in our Consolidated Statements of Financial Position. The Inspirit Seller Note matures on May 31, 2028 and is prepayable at par plus accrued interest at any time and also if certain conditions are met. The original interest rate of the Inspirit Seller Note was 8% per annum commencing on May 31, 2024, increasing by 1% per annum each year on the anniversary of issuance.

Index
In November 2025, the Inspirit Seller Note was amended to provide that interest would cease to accrue prospectively effective January 5, 2026 (Interest End Date). As a result, no further interest accrues or is payable on the outstanding principal amount of the Inspirit Seller Note. Also in November 2025, we entered into an arrangement with Inspirit whereby we will receive a contingent payment equal to 120% of the foregone interest upon the future occurrence of certain sale or exit events if it exceeds a certain amount of proceeds. As of April 30, 2026, the likelihood and amount of any future payment was not determinable, and no amounts have been recognized related to this contingent arrangement.

Interest income from the note receivable was $0.9 million and $1.0 million for the years ended April 30, 2026 and 2025, respectively, and is included in Other (expense) income, net on the Consolidated Statements of Income (Loss).
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
A reconciliation of the shares used in the computation of earnings (loss) per share follows (shares in thousands):

	For the Years Ended April 30,
	2026	2025	2024
Weighted average shares outstanding	52,466	54,054	54,945
Shares used for basic earnings (loss) per share	52,466	54,054	54,945
Dilutive effect of unvested restricted stock units and other stock awards	781	776	—
Shares used for diluted earnings (loss) per share	53,247	54,830	54,945
Antidilutive options to purchase Class A common shares, restricted shares, and contingently issuable restricted stock which are excluded from the table above	683	509	1,264
In calculating diluted net loss per common share for the year ended April 30, 2024, our diluted weighted average number of common shares outstanding excludes the effect of unvested restricted stock units and other stock awards as the effect was antidilutive. This occurs when a net loss is reported and the effect of using dilutive shares is antidilutive.

Index
Note 6 – Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of tax, for the years ended April 30, 2026, 2025, and 2024 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total
Balance at April 30, 2023	$(326,346)	$(206,806)	$4,250	$(528,902)
Other comprehensive (loss) income before reclassifications	(7,481)	(37)	11,398	3,880
Amounts reclassified from Accumulated other comprehensive loss	—	5,921	(9,338)	(3,417)
Total other comprehensive (loss) income	(7,481)	5,884	2,060	463
Balance at April 30, 2024	$(333,827)	$(200,922)	$6,310	$(528,439)
Other comprehensive income (loss) before reclassifications	46,052	(14,370)	(7,912)	23,770
Amounts reclassified from Accumulated other comprehensive loss	23,227	6,102	(3,580)	25,749
Total other comprehensive income (loss)	69,279	(8,268)	(11,492)	49,519
Balance at April 30, 2025	$(264,548)	$(209,190)	$(5,182)	$(478,920)
Other comprehensive income before reclassifications	14,827	11,815	2,637	29,279
Amounts reclassified from Accumulated other comprehensive loss	1,001	7,049	(627)	7,423
Total other comprehensive income	15,828	18,864	2,010	36,702
Balance at April 30, 2026	$(248,720)	$(190,326)	$(3,172)	$(442,218)
In connection with the sale of Wiley Edge and CrossKnowledge, in the year ended April 30, 2025, we reclassified $23.2 million of cumulative translation adjustments out of Accumulated other comprehensive loss and included in the Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale in our Consolidated Statements of Income (Loss).
For the years ended April 30, 2026, 2025, and 2024, pretax actuarial losses included in Unamortized Retirement Costs of approximately $8.6 million, $8.1 million, and $7.9 million, respectively, were amortized from Accumulated other comprehensive loss and recognized as pension and postretirement benefit (expense) primarily in Operating and administrative expenses and Other (expense) income, net on our Consolidated Statements of Income (Loss).
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

The following tables summarize the pretax restructuring charges related to the Global Restructuring Program:

	For the Years Ended April 30,			Total Charges Incurred to Date
	2026	2025	2024
Charges (Credits) by Segment:
Research	$1,519	$10,047	$7,410	$21,389
Learning	2,940	1,515	11,448	23,707
Held for Sale or Sold	—	(117)	7,326	12,995
Corporate Expenses	14,847	17,902	35,370	100,998
Total Restructuring and Related Charges	$19,306	$29,347	$61,554	$159,089

Charges by Activity:
Severance and termination benefits	$9,179	$20,596	$28,556	$84,158
Impairment of operating lease ROU assets and technology, property, and equipment	—	656	10,043	23,395
Acceleration of expense related to operating lease ROU assets, technology, property, and equipment, and intangible assets	—	1,786	4,148	8,074
Facility related charges, net	4,368	4,249	4,254	17,021
Consulting costs	5,022	657	8,967	16,931
Other activities	737	1,403	5,586	9,510
Total Restructuring and Related Charges	$19,306	$29,347	$61,554	$159,089

The severance related charges are for certain employees affected by the reduction in force under this program who are entitled to severance payments and certain termination benefits.

In the year ended April 30, 2024, the impairment charges include the impairment of operating lease ROU assets related to certain leases that will be subleased, and the related property and equipment described further below. In the year ended April 30, 2024, these charges were recorded in Corporate Expenses and the Research segment.

Index
Due to the actions taken above, we tested the operating lease ROU assets and the related property and equipment for those being subleased for recoverability. The undiscounted cash flows were below carrying values, indicating impairment. The resulting fair value was $8.7 million in the year ended April 30, 2024 determined using the present value of estimated cash flows, and was categorized as Level 3 within the fair value hierarchy under FASB ASC Topic 820, “Fair Value Measurements.”

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

In the year ended April 30, 2024, the acceleration of expense includes the acceleration of rent expense associated with operating lease ROU assets related to certain leases that will be abandoned or terminated, and the related depreciation and amortization of property and equipment. In addition, in the years ended April 30, 2025 and 2024, the acceleration of expense includes the acceleration of amortization expense of certain capitalized software as a result of our decision to discontinue the use of those assets. We determined that a revision of the useful lives was warranted, and certain capitalized software was fully amortized over its revised remaining useful life. The acceleration of expense in the year ended April 30, 2025 also includes the acceleration of amortization expense of an intangible asset in our Research segment due to a revision of the useful life which resulted in the asset being fully amortized over its revised remaining useful life.

We incurred ongoing facility-related costs associated with certain properties, consulting costs, and costs for other activities, which includes relocation and other employee related costs.

The following table summarizes the activity for the Global Restructuring Program liability for the year ended April 30, 2026:

	April 30, 2025	Charges	Payments	Foreign Translation & Other Adjustments	April 30, 2026
Severance and termination benefits	$6,622	$9,179	$(12,440)	$100	$3,461
Consulting costs	927	5,022	(5,232)	—	717
Other activities	289	737	(32)	4	998
Total	$7,838	$14,938	$(17,704)	$104	$5,176

Approximately $3.2 million of the restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs and approximately $0.3 million is reflected in Other long-term liabilities on our Consolidated Statements of Financial Position. The liability for consulting costs and other activities is reflected in Other accrued liabilities on our Consolidated Statements of Financial Position.

Index
Note 8 – Inventories
Inventories, net consisted of the following at April 30:

	2026	2025
Finished goods	$23,924	$27,581
Work-in-process	448	632
Paper and other materials	44	124
Total inventories before estimated sales returns and LIFO reserve	24,416	28,337
Inventory value of estimated sales returns	3,085	4,042
LIFO reserve	(8,236)	(9,504)
Inventories, net	$19,265	$22,875
See Note 2, “Summary of Significant Accounting Policies, Recently Issued and Recently Adopted Accounting Standards,” under the caption “Sales Return Reserves,” for a discussion of the Inventory value of estimated sales returns.
Finished goods are net of a reserve for inventory obsolescence of $8.7 million and $11.1 million as of April 30, 2026 and 2025, respectively.
Note 9 – Product Development Assets
Product development assets, net were included in Other non-current assets on the Consolidated Statements of Financial Position and consisted of the following at April 30:

	2026	2025
Book composition costs	$246,770	$247,442
Software costs	51,795	50,960
Content development costs	1,360	1,033
Product development assets, gross	299,925	299,435
Accumulated amortization	(285,430)	(283,382)
Product development assets, net	$14,495	$16,053
Product development assets include $2.7 million and $3.3 million of work-in-process as of April 30, 2026 and 2025, respectively, primarily for book composition costs.
The following table details our amortization expense for product development assets, net:

	For the Years Ended April 30,
	2026	2025	2024
Amortization expense	$16,058	$16,610	$22,835

Index
Note 10 – Technology, Property, and Equipment
Technology, property, and equipment, net consisted of the following at April 30:

	2026	2025
Capitalized software	$687,427	$644,900
Computer hardware	55,511	54,160
Buildings and leasehold improvements	69,143	67,589
Furniture, fixtures, and warehouse equipment	30,303	31,817
Land and land improvements	885	860
Technology, property, and equipment, gross	843,269	799,326
Accumulated depreciation and amortization	(707,009)	(637,201)
Technology, property, and equipment, net	$136,260	$162,125
The following table details our depreciation and amortization expense for technology, property, and equipment, net:

	For the Years Ended April 30,
	2026	2025	2024
Capitalized software amortization expense	$61,745	$65,348	$83,250
Depreciation and amortization expense, excluding capitalized software	12,624	13,346	14,910
Total depreciation and amortization expense for technology, property and equipment	$74,369	$78,694	$98,160
In fiscal years 2025 and 2024, as a result of our decision to discontinue the use of certain capitalized software, we determined that a revision of the useful lives was warranted, and certain capitalized software was fully amortized over its revised remaining useful life. In addition, certain work-in-process capitalized software was impaired since it is no longer probable that the software being developed will be completed, and was reported at the lower of its carrying amount or fair value which was zero. The charges resulting from these actions are summarized below.
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

Index
Note 11 – Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity in goodwill by segment as of April 30:

	Research	Learning	Total
Balance at April 30, 2024(1)	$607,289	$484,079	$1,091,368
Acquisition(2)	—	1,026	1,026
Foreign Translation Adjustment	32,145	(3,034)	29,111
Balance at April 30, 2025	$639,434	$482,071	$1,121,505
Foreign Translation Adjustment	(67)	10,954	10,887
Balance at April 30, 2026	$639,367	$493,025	$1,132,392

(1)
As of April 30, 2024, the goodwill balance for the Held for Sale or Sold segment includes accumulated pretax noncash goodwill impairments of $318.2 million. These impairments reduced the goodwill for all reporting units within this segment to zero.

(2)	Refer to Note 4, “Acquisition and Divestitures,” for more information related to the acquisition that occurred in the year ended April 30, 2025.
Annual Impairment Tests as of February 1, 2026 and 2025

For our reporting units within the Research and Learning segments, we performed a qualitative assessment by reporting unit as of February 1, 2026 and 2025. This assessment included consideration of key factors including macroeconomic conditions, industry and market considerations, financial performance, weighted average cost of capital (WACC), market multiples of current and forward 12-month EBITDA, and other relevant entity and reporting unit-specific events. Based on our qualitative assessment, we determined it was not more likely than not that the fair value of any reporting unit was less than its carrying amount. As such, it was not necessary to perform a quantitative test. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed as of February 1, 2026.

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

Refer to Note 4, “Acquisition and Divestitures,” for more information.

Index
Intangible Assets
Intangible assets, net as of April 30 were as follows:

	2026			2025
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets with definite lives, net(1):
Content and publishing rights	$1,119,654	$(705,438)	$414,216	$1,080,115	$(662,133)	$417,982
Customer relationships	131,074	(104,683)	26,391	131,037	(95,996)	35,041
Developed technology(2)	41,243	(34,404)	6,839	41,195	(28,789)	12,406
Brands and trademarks	30,549	(26,211)	4,338	30,538	(25,484)	5,054
Covenants not to compete	1,157	(1,157)	—	1,157	(1,148)	9
Total intangible assets with definite lives, net	1,323,677	(871,893)	451,784	1,284,042	(813,550)	470,492
Intangible assets with indefinite lives:
Brands and trademarks(2)	37,000	—	37,000	37,000	—	37,000
Publishing rights	90,175	—	90,175	87,552	—	87,552
Total intangible assets with indefinite lives	127,175	—	127,175	124,552	—	124,552
Total intangible assets, net	$1,450,852	$(871,893)	$578,959	$1,408,594	$(813,550)	$595,044

(1)	Refer to Note 4, “Acquisition and Divestitures,” for more information related to the acquisition that occurred in the year ended April 30, 2025.
(2)
The developed technology balance as of April 30, 2026 and 2025 is presented net of accumulated impairments and write-offs of $2.8 million. The indefinite-lived brands and trademarks balance as of April 30, 2026 and 2025 is net of accumulated impairments of $93.1 million.

Based on the current amount of intangible assets subject to amortization and assuming current foreign exchange rates, the estimated amortization expense for the following years are as follows:

Fiscal Year	Amount
2027	$50,040
2028	44,511
2029	39,997
2030	36,206
2031	33,843
Thereafter	247,187
Total	$451,784
Annual Indefinite-lived Intangible Impairment Test as of February 1, 2026 and 2025
We also review our indefinite-lived intangible assets for impairment annually, which consists of brands and trademarks and certain acquired publishing rights.

Index
For fiscal years 2026 and 2025, we performed a qualitative assessment for our annual indefinite-lived intangible assets impairment test. This assessment included consideration of key factors including macroeconomic conditions, industry and market considerations, financial performance, WACC, and other relevant entity and reporting unit-specific events. Based on our qualitative assessment, we determined it was not more likely than not that the fair value of any indefinite-lived intangible asset was less than its carrying amount. As such, it was not necessary to perform a quantitative test.
Note 12 – Operating Leases
We have operating leases with contractual obligations as a lessee with respect to offices, warehouses and distribution centers, automobiles, and office equipment.
For operating leases, the ROU assets and liabilities as of April 30 are presented in our Consolidated Statements of Financial Position as follows:

	2026	2025
Operating lease ROU assets	$57,128	$66,128
Short-term portion of operating lease liabilities	15,954	18,282
Operating lease liabilities, non-current	$69,544	$81,482
As a result of the Global Restructuring Program, which included the exit of certain leased office space, we recorded restructuring and related charges, which included impairment charges and the acceleration of expense associated with certain operating lease ROU assets. See Note 7, “Restructuring and Related Charges” for more information on this program and the charges incurred.
Our total net lease costs were as follows:

	For the Years Ended April 30,
	2026	2025	2024
Operating lease cost	$14,107	$14,613	$14,575
Variable lease cost	710	833	1,096
Short-term lease cost	378	455	1,059
Sublease income	(367)	(560)	(847)
Total net lease cost (1)	$14,828	$15,341	$15,883

(1)
Total net lease cost does not include those costs and sublease income for operating leases identified as part of our restructuring programs, which are included in Restructuring and related charges on our Consolidated Statements of Income (Loss). See Note 7, “Restructuring and Related Charges” for more information on these programs.

Other supplemental information includes the following:

	For the Years Ended April 30,
	2026	2025	2024
Weighted-average remaining contractual lease term (years)	6	7	7
Weighted-average discount rate	6.23%	6.16%	6.05%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,704	$22,209	$25,852
Operating lease liabilities arising from obtaining ROU assets	$1,642	$1,646	$2,199

Index
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the Consolidated Statement of Financial Position as of April 30, 2026:

Fiscal Year	Operating Lease Liabilities
2027	$20,180
2028	16,545
2029	15,199
2030	14,706
2031	14,457
Thereafter	21,635
Total future undiscounted minimum lease payments	102,722

Less: Imputed interest	17,224

Present value of minimum lease payments	85,498

Less: Current portion	15,954

Noncurrent portion	$69,544
Note 13 – Income Taxes
The (benefit) provision for income taxes were as follows:

	For the Years Ended April 30,
	2026	2025	2024
Current provision
US – Federal	$4,445	$5,497	$2,152
International	62,254	50,300	49,357
State and local	1,454	1,981	(337)
Total current provision	$68,153	$57,778	$51,172
Deferred (benefit) provision
US – Federal	$(53,217)	$3,394	$(25,026)
International	(10,993)	1,696	(4,772)
State and local	(10,474)	(4,151)	(8,102)
Total deferred (benefit) provision	$(74,684)	$939	$(37,900)
Total (benefit) provision	$(6,531)	$58,717	$13,272
International and United States pretax income (loss) were as follows:

	For the Years Ended April 30,
	2026	2025	2024
International	$192,809	$189,781	$109,616
United States	22,277	(46,903)	(296,663)
Total	$215,086	$142,878	$(187,047)

Index
In accordance with our adoption of ASU 2023-09 on a prospective basis, the reconciliation of our US federal statutory tax rate to our effective income tax rate, presented as both a rate and dollar amount, is as follows:

	For the Year Ended April 30, 2026
US federal statutory rate	$45,168	21.0%
State and local income tax, net of federal (national) income tax effect(1)	(9,478)	(4.4)%
Foreign tax effects
United Kingdom	5,773	2.7%
Germany
Statutory tax rate difference	(4,630)	(2.2)%
Changes in future corporate income tax rate	(4,286)	(2.0)%
Trade tax	12,225	5.7%
Other	905	0.4%
Hong Kong
Pillar II top-up tax	2,611	1.2%
Tax exemption	(2,873)	(1.3)%
Other	(782)	(0.4)%
Brazil
Withholding tax	2,686	1.2%
Other	59	—%
Australia	2,164	1.0%
Other foreign jurisdictions	599	0.3%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws
Net controlled foreign corporation tested income	3,942	1.8%
Foreign-derived deduction eligible income	(5,049)	(2.3)%
Tax credits	(1,737)	(0.8)%
Changes in valuation allowances	(57,019)	(26.4)%
Nontaxable or nondeductible items	3,482	1.6%
Worldwide changes in unrecognized tax benefits	333	0.2%
Other adjustments	(624)	(0.3)%
Effective income tax rate	$(6,531)	(3.0)%

(1)	State taxes in California, New Jersey, Illinois, Pennsylvania, Massachusetts, Maryland, and New York made up the majority (greater than 50 percent) of the tax effect in this category
The Company's effective tax rate for the fiscal year ended April 30, 2026, was primarily driven by the impact of the US valuation allowance, the enactment of tax rate reductions in Germany, the rates of tax imposed on income earned in foreign jurisdictions, and state taxes.
Prior to the adoption of ASU 2023-09, our effective income tax rate as a percentage of pretax income differed from the US federal statutory rate as shown below:

Index

	For the Years Ended April 30,
	2025	2024
US federal statutory rate	21.0%	21.0%
Impact of foreign operations	8.8%	(11.7)%
Change in valuation allowance	14.4%	(14.0)%
State income taxes, net of US federal tax benefit	(1.5)%	4.6%
Tax credits and related net benefits	(2.7)%	1.8%
Impairment of goodwill	—%	(10.9)%
Return to provision	(1.9)%	6.1%
Other	3.0%	(4.0)%
Effective income tax rate	41.1%	(7.1)%

Cash paid for income taxes, net of refunds received, by jurisdiction is as follows:

For the Year Ended April 30, 2026
Federal	$410
State and local	1,789
International
UK	21,317
Germany	20,910
Australia	8,377
Other	5,621
Cash paid for income taxes, net of refunds received	$58,424

Accounting for Uncertainty in Income Taxes:
As of April 30, 2026 and 2025, the total amount of unrecognized tax benefits was $10.2 million and $9.8 million, respectively, of which $0.6 million and $0.4 million represented accruals for interest and penalties recorded as additional tax expense in accordance with our accounting policy. As of April 30, 2026 and 2025, the total interest and penalties was $1.0 million and $0.8 million, respectively. We recorded net interest expense on reserves for unrecognized and recognized tax benefits of $0.2 million in each of the years ended April 30, 2026, 2025, and 2024. As of April 30, 2026 and 2025, the total amounts of unrecognized tax benefits that would reduce our income tax provision, if recognized, were approximately $10.2 million and $9.8 million, respectively.

A reconciliation of the unrecognized tax benefits included within the Other long-term liabilities on the Consolidated Statements of Financial Position is as follows:

	For the Years Ended April 30,
	2026	2025
Balance at May 1	$9,797	$9,151
Additions for current year tax positions	1,428	1,423
Reductions for prior year tax positions	(119)	(337)
Reductions for lapse of statute of limitations	(887)	(440)
Balance April 30	$10,219	$9,797

Index
Tax Audits:
We file income tax returns in the US and various states and non-US tax jurisdictions. Our major taxing jurisdictions are the United States, the United Kingdom, Germany, and Australia. We are no longer subject to income tax examinations for years prior to fiscal year 2014 in the major jurisdictions in which we are subject to tax.
Deferred Taxes:
Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes.
The significant components of deferred tax assets and liabilities as of April 30 were as follows:

	2026	2025
Net operating losses	$7,437	$11,360
Capital losses	2,948	—
Reserve for sales returns and doubtful accounts	2,988	2,095
Accrued employee compensation	20,946	24,967
Foreign and federal credits	23,891	28,835
Other accrued expenses	1,039	1,009
Retirement and post-employment benefits	5,491	8,282
Operating lease liabilities	16,685	18,308
Interest expense disallowance	6,689	14,919
Impairment	—	9,543
Other	517	415
Total gross deferred tax assets	$88,631	$119,733
Less valuation allowance	(7,282)	(77,309)
Total deferred tax assets	$81,349	$42,424

Prepaid expenses and other assets	$(813)	$(861)
Unremitted foreign earnings	(2,220)	(2,220)
Intangible and fixed assets	(108,088)	(130,077)
Right-of-use assets	(10,289)	(10,848)
Total deferred tax liabilities	$(121,410)	$(144,006)
Net deferred tax liabilities	$(40,061)	$(101,582)

Reported As
Deferred tax assets	$58,911	$3,563
Deferred tax liabilities	(98,972)	(105,145)
Net deferred tax liabilities	$(40,061)	$(101,582)

Index
The change in net deferred taxes during fiscal year 2026 was primarily attributable to the release of approximately $70.0 million of valuation allowance previously recorded against US federal and state deferred tax assets. The valuation allowance release was driven by management’s conclusion that it is more likely than not that substantially all US federal and state deferred tax assets will be realized based on all available positive and negative evidence, primarily related to the elimination of losses associated with businesses that have been divested and demonstrated sustained US pretax income adjusted for other comprehensive income and permanent differences as of April 30, 2026. This information is both objective and verifiable and represents positive evidence that when considered alongside the other positive and negative factors, as well as the anticipated future earnings, supports management’s conclusion as to the realizability of substantially all of the US federal and state deferred tax assets. The release of the valuation allowance on US net deferred tax assets resulted in the recognition of deferred tax assets and income tax benefit in the current period.
We have provided a $7.3 million valuation allowance as of April 30, 2026 for deferred tax assets related to capital losses that are not realizable as of the current period due to lack of capital gains, and state NOLs and credits that we expect will expire unutilized.
As of April 30, 2026, we have apportioned state net operating loss carryforwards totaling approximately $134.4 million, with a tax effected value of $6.7 million net of federal benefits. We have foreign net operating loss carryforwards totaling approximately $0.3 million, and federal net operating loss carryforwards totaling $1.9 million, with a tax effected value of $0.4 million. We also have US capital loss carryforwards total approximately $12.1 million, with a tax effected value of $2.9 million. Our state, foreign, and federal NOLs and credits, to the extent they expire, expire in various amounts from 1 year to indefinite.
We intend to repatriate earnings from our non-US subsidiaries, and to the extent we repatriate these funds to the US, we may be required to pay taxes in various US state and local jurisdictions and withholding or similar taxes in applicable non-US jurisdictions in the periods in which such repatriation occurs. As of April 30, 2026, we have recorded a $2.2 million liability related to the estimated taxes that would be incurred upon repatriating certain non-US earnings to the US.
Enactment of the "One Big Beautiful Bill Act" (OBBBA)
On July 4, 2025, President Trump signed into law the OBBBA. Key corporate tax provisions of the OBBBA include a handful of elective tax measures such as restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expending of domestic research and experimental (R&E) expenditures. Other tax measures include modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII), amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements.
Under US GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Upon assessment of the OBBBA, we determined the impact of these to be insignificant and reflected these in our financial statements using management's best estimate for fiscal year 2026. We are continuing to evaluate the impact of the OBBBA on future periods.

Index
Note 14 – Debt and Available Credit Facilities
Our total debt outstanding as of April 30 consisted of the amounts set forth in the following table:

	2026	2025
Short-term portion of long-term debt(1)	$12,500	$10,000

Term loan A - Amended and Restated CA(2)	162,243	174,581
Revolving credit facility - Amended and Restated CA	508,654	614,854
Total long-term debt, less current portion	670,897	789,435

Total debt	$683,397	$799,435

(1)	Relates to our term loan A under the Amended and Restated CA.
(2)	Amounts are shown net of unamortized issuance costs of $0.3 million as of April 30, 2026 and $0.4 million as of April 30, 2025.
The following table summarizes the scheduled annual maturities for the next two years of our long-term debt, including the short-term portion of long-term debt. This schedule represents the principal portion amount of debt outstanding and therefore excludes unamortized issuance costs.

Fiscal Year	Amount
2027	$12,500
2028	671,154
Total	$683,654
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

Under the terms of the Amended and Restated CA, which can be drawn in multiple currencies, we have the option of borrowing at the following floating interest rates depending on the currency borrowed: (i) at a rate based on the US Secured Overnight Financing Rate (SOFR), the Sterling Overnight Index Average Rate (SONIA) or a EURIBOR-based rate, each rate plus an applicable margin ranging from 0.98% to 1.50%, depending on our consolidated net leverage ratio, as defined, or (ii) at the lender’s base rate plus an applicable margin ranging from zero to 0.50%, depending on our consolidated net leverage ratio. With respect to SOFR loans, there is a SOFR adjustment of between 0.10% and 0.25% depending on the duration of the loan. The lender’s base rate is defined as the highest of (i) the US federal funds effective rate plus a 0.50% margin, (ii) the Daily SOFR rate, as defined, plus a 1.00% margin, or (iii) the Bank of America prime lending rate. In addition, we pay a facility fee for the Amended and Restated CA ranging from 0.15% to 0.25% depending on our consolidated net leverage ratio. We also may request an increase in the aggregate commitments provided that the total credit exposures of all lenders shall at no time exceed $2 billion, and any such request shall be in minimum increments of $50 million, subject to the approval of the lenders. On May 15, 2026, we entered into the third amendment to the Third Amended and Restated Credit Agreement for the establishment of incremental term commitments in an aggregate principal amount of $300.0 million, increasing the total available lines of credit to $1,590.5 million.

The Amended and Restated CA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of April 30, 2026.

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

	For the Years Ended April 30,
	2026	2025	2024
Amortization expense	$1,137	$1,145	$1,246
Lines of Credit
We have other lines of credit aggregating $1.0 million at various interest rates. There were no outstanding borrowings under these credit lines at April 30, 2026 and 2025.
Our total available lines of credit as of April 30, 2026 were approximately $1,290.5 million which includes the Amended and Restated CA, of which approximately $606.9 million was unused. We had letters of credit of $0.5 million outstanding under the Amended and Restated CA, and the aggregate stated amount outstanding of these letters of credit reduces the total borrowing base available under the Amended and Restated CA.
The weighted average interest rates on total debt outstanding during the years ended April 30, 2026 and 2025 were 5.63% and 6.10%, respectively. As of April 30, 2026 and 2025, the weighted average interest rates for total debt were 5.48% and 5.57%, respectively.
Based on estimates of interest rates currently available to us for loans with similar terms and maturities, the fair value of our debt approximates its carrying value.

Index
Note 15– Derivative Instruments and Hedging Activities
Interest Rate Contracts
As of April 30, 2026, we had total debt outstanding of $683.4 million, net of unamortized issuance costs of $0.3 million. The $683.7 million of debt outstanding are variable rate loans under the Amended and Restated CA. The carrying value of the debt approximates fair value.
As of April 30, 2026 and 2025, the interest rate swap agreements we maintained were designated as fully effective cash flow hedges as defined under ASC Topic 815. As a result, the impact on our Consolidated Statements of Income (Loss) from changes in the fair value of the interest rate swaps was fully offset by changes in the interest expense on the underlying variable rate debt instruments. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.
As of April 30, 2026 and 2025, we had interest rate swaps outstanding with a combined notional amount of $300.0 million and $500.0 million, respectively, that were designated as cash flow hedges.
We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of our interest rate swaps designated as cash flow hedges as of April 30 are reflected in our Consolidated Statements of Financial Position as follows:

Asset (Liability)	Balance Sheet Location	2026	2025
Current asset portion	Prepaid expenses and other current assets	$—	$197
Current liability portion	Other accrued liabilities	(156)	(118)
Non-current liability portion	Other long-term liabilities	(716)	(3,438)
Total cash flow hedges		$(872)	$(3,358)
The effect of our interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Income (Loss) are as follows:

	For the Years Ended April 30,
	2026	2025	2024
Amount of pretax gains (losses) recognized in Other comprehensive income	$3,453	$(8,186)	$15,164
Amount of pretax gains reclassified from Accumulated other comprehensive loss into Interest expense	$829	$4,755	$12,420
Based on the amount in Accumulated other comprehensive loss at April 30, 2026, approximately $(0.6) million, net of tax, would be reclassified into Net income in the next twelve months.
Foreign Currency Contracts
We may enter into foreign currency forward contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The foreign currency forward exchange contracts are marked to market through Net foreign exchange transaction losses on our Consolidated Statements of Income (Loss) and carried at fair value on our Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Net foreign exchange transaction losses on our Consolidated Statements of Income (Loss).
As of April 30, 2026 and 2025, we did not maintain any open foreign currency forward contracts. In addition, we did not maintain any open foreign currency forward contracts during the years ended April 30, 2026, 2025, and 2024.

Index
Note 16 – Commitment and Contingencies
Legal Proceedings
We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of April 30, 2026, will not have a material effect upon our consolidated financial condition or results of operations.
Anthropic Class-Action Lawsuit

In August 2024, certain authors filed a class-action lawsuit against Anthropic in the US District Court for the Northern District of California. They alleged that Anthropic used their copyrighted content, obtained through piracy, to train its AI models. In August 2025, a settlement was reached pursuant to which Anthropic will pay $1.5 billion into a settlement fund, which will be used to make cash payments to class members and cover certain costs in the case. The court preliminarily approved the settlement on September 25, 2025. We are aware that our content is included in the pirated copyrighted content and we have submitted claims for such works with the settlement administrator. The Company's portion of the settlement has not yet been determined.

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
The components of net pension expense for the defined benefit plans and the weighted average assumptions were as follows:

	For the Years Ended April 30,
	2026		2025		2024
	US	Non-US	US	Non-US	US	Non-US
Service cost	$—	$499	$—	$560	$—	$532
Interest cost	11,850	17,479	12,133	16,603	11,654	16,069
Expected return on plan assets	(9,641)	(18,371)	(9,610)	(18,449)	(10,372)	(19,443)
Amortization of prior service cost	(154)	60	(154)	66	(154)	60
Amortization of net actuarial loss	2,293	6,532	2,314	6,058	2,446	5,656
Curtailment/settlement (credit)	—	—	—	(181)	—	—
Net pension expense	$4,348	$6,199	$4,683	$4,657	$3,574	$2,874

Discount rate	5.7%	5.5%	5.8%	5.1%	5.1%	4.8%
Rate of compensation increase	N/A	3.0%	N/A	3.0%	N/A	3.0%
Expected return on plan assets	5.8%	6.2%	5.8%	6.2%	5.8%	6.4%

In the year ended April 30, 2025, due to the sale of the CrossKnowledge business, there was a curtailment and a settlement credit due to the divestment of the CrossKnowledge Pension Plan of $(0.2) million which is primarily reflected in Other (expense) income, net on our Consolidated Statements of Income (Loss).

The service cost component of net pension expense is reflected in Operating and administrative expenses on our Consolidated Statements of Income (Loss). The other components of net pension expense are reported separately from the service cost component and below Operating income. Such amounts are reflected in Other (expense) income, net on our Consolidated Statements of Income (Loss).

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
The following table sets forth the changes in, and the status of, our defined benefit plans’ assets and benefit obligations:

Index

	2026		2025
	US	Non-US	US	Non-US
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year	$174,170	$302,532	$173,569	$293,168
Actual return on plan assets	17,429	13,376	13,312	(7,426)
Employer contributions	2,961	1,887	3,198	13,526
Employee contributions	—	—	—	—
Settlements	—	—	—	(729)
Benefits paid	(15,677)	(14,548)	(15,909)	(14,560)
Foreign currency rate changes	—	3,870	—	18,553
Fair value, end of year	$178,883	$307,117	$174,170	$302,532
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit obligation, beginning of year	$(216,547)	$(323,332)	$(215,563)	$(324,362)
Service cost	—	(499)	—	(560)
Interest cost	(11,850)	(17,479)	(12,133)	(16,603)
Actuarial gains (losses)	1,282	14,725	(4,760)	22,520
Benefits paid	15,677	14,548	15,909	14,560
Foreign currency rate changes	—	(4,572)	—	(19,984)
Settlements and other	—	—	—	1,097
Benefit obligation, end of year	$(211,438)	$(316,609)	$(216,547)	$(323,332)
Underfunded status, end of year	$(32,555)	$(9,492)	$(42,377)	$(20,800)
AMOUNTS RECOGNIZED ON THE STATEMENT OF FINANCIAL POSITION
Noncurrent assets	—	21,769	—	12,885
Current pension liability	(2,884)	(1,405)	(2,881)	(1,282)
Noncurrent pension liability	(29,671)	(29,856)	(39,496)	(32,403)
Net amount recognized in statement of financial position	$(32,555)	$(9,492)	$(42,377)	$(20,800)
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS (BEFORE TAX) CONSIST OF
Net actuarial losses	$(64,405)	$(193,249)	$(75,768)	$(206,945)
Prior service cost gains (losses)	1,330	(947)	1,484	(992)
Total accumulated other comprehensive loss	$(63,075)	$(194,196)	$(74,284)	$(207,937)
Change in accumulated other comprehensive loss	$11,209	$13,741	$1,103	$(10,008)
INFORMATION FOR PENSION PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Accumulated benefit obligation	$211,438	$31,783	$216,547	$34,189
Fair value of plan assets	$178,883	$527	$174,170	$511
INFORMATION FOR PENSION PLANS WITH A PROJECTED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Projected benefit obligation	$211,438	$31,789	$216,547	$34,198
Fair value of plan assets	$178,883	$527	$174,170	$511
WEIGHTED AVERAGE ASSUMPTIONS USED IN DETERMINING ASSETS AND LIABILITIES
Discount rate	5.8%	6.0%	5.7%	5.5%
Rate of compensation increase	N/A	3.0%	N/A	3.0%
Accumulated benefit obligations	$(211,438)	$(308,934)	$(216,547)	$(315,748)

Index
Actuarial gains in the US plans resulting in a decrease to our projected benefit obligation for the year ended April 30, 2026, were primarily due to a change in the discount rate. Actuarial gains for the non-US plans, resulting in a decrease to our projected benefit obligation for the year ended April 30, 2026, were primarily due to changes in the discount rates, offset by losses from demographic experience and a change in the mortality assumption for the UK Plan.

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
Pension plan assets/investments:
The investment guidelines for the defined benefit pension plans are established based upon an evaluation of market conditions, plan liabilities, cash requirements for benefit payments, and tolerance for risk. Investment guidelines include the use of actively and passively managed securities. The investment objective is to ensure that funds are available to meet the plans’ benefit obligations when they are due. The investment strategy is to invest in high quality and diversified equity and debt securities to achieve our long-term expectation. The plans’ risk management practices provide guidance to the investment managers, including guidelines for asset concentration, credit rating, and liquidity. Asset allocation favors a balanced portfolio, with a global aggregated target allocation of approximately 15% equity securities and 85% fixed income securities and cash. Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges of plus or minus 5%. We regularly review the investment allocations and periodically rebalance investments to the target allocations. We categorize our pension assets into three levels based upon the assumptions (inputs) used to price the assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•Level 1: Unadjusted quoted prices in active markets for identical assets.
•Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets.
•Level 3: Unobservable inputs reflecting assumptions about the inputs used in pricing the asset.
We did not maintain any level 3 assets during the years ended April 30, 2026 and 2025.
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

Index
The following tables set forth, by level within the fair value hierarchy, pension plan assets at their fair value as of April 30:

	2026				2025
	Level 1	Level 2	NAV	Total	Level 1	Level 2	NAV	Total
US Plan Assets
Global equity securities: Limited Partnership		$4,740	$49,912	$54,652		$4,904	$51,727	$56,631
Fixed income securities: Commingled trust funds		—	124,231	124,231		—	117,539	117,539
Total US plan assets		$4,740	$174,143	$178,883		$4,904	$169,266	$174,170

Non-US Plan Assets
Equity securities:
US equities	$—	$11,922		$11,922	$—	$25,110		$25,110
Non-US equities		5,412		5,412		9,530		9,530
Balanced managed funds	—	49,171		49,171	—	71,629		71,629
Fixed income securities: Commingled funds	—	145,632		145,632	—	100,740		100,740
Other:
Real estate/other	—	526		526	—	511		511
Cash and cash equivalents	11,057	83,397		94,454	12,503	82,509		95,012
Total Non-US plan assets	$11,057	$296,060	$—	$307,117	$12,503	$290,029	$—	$302,532
Total plan assets	$11,057	$300,800	$174,143	$486,000	$12,503	$294,933	$169,266	$476,702
Expected employer contributions to the defined benefit pension plans in the year ended April 30, 2027 will be approximately $6.0 million, including $2.0 million of minimum amounts required for our non-US plans. From time to time, we may elect to make voluntary contributions to our defined benefit plans to improve their funded status.
Benefit payments to retirees from all defined benefit plans are expected to be the following in the fiscal year indicated:

Fiscal Year	US	Non-US	Total
2027	$16,120	$14,921	$31,041
2028	16,100	15,000	31,100
2029	16,117	16,233	32,350
2030	15,796	17,207	33,003
2031	15,623	17,998	33,621
2032–2036	77,619	103,865	181,484
Total	$157,375	$185,224	$342,599

Index
Retiree Health Benefits
We provide contributory life insurance and health care benefits, subject to certain dollar limitations, for substantially all of our eligible retired US employees. The retiree health benefit is no longer available for any employee who retires after December 31, 2017. The cost of such benefits is expensed over the years the employee renders service and is not funded in advance. The accumulated postretirement benefit obligation recognized on the Consolidated Statements of Financial Position as of April 30, 2026 and 2025 was $0.3 million and $0.6 million, respectively. Annual credits for these plans were $(0.3) million, $(0.1) million, and $(0.1) million for the years ended April 30, 2026, 2025, and 2024, respectively, and are reflected in Operating and administrative expenses on our Consolidated Statements of Income (Loss).
Defined Contribution Savings Plans
We have defined contribution savings plans. Our contribution is based on employee contributions and the level of our match. We may make discretionary contributions to all employees as a group. The expense recorded for these plans was approximately $21.5 million, $22.8 million, and $27.0 million in the years ended April 30, 2026, 2025, and 2024, respectively, and is reflected in Operating and administrative expenses on our Consolidated Statements of Income (Loss).
Note 18– Stock-Based Compensation

The Company provides stock-based compensation to its employees and non-employee directors, which may include restricted stock units (RSU), PSU, and stock options (collectively, stock-based awards). All equity compensation plans have been approved by shareholders. On September 29, 2022, the Company’s shareholders approved the John Wiley & Sons, Inc. 2022 Omnibus Stock and Long-Term Incentive Plan (the 2022 Plan), which replaced, with respect to new award grants, our 2014 Key Employee Stock Plan and 2018 Director Stock Plan (the Prior Plans) that were previously in effect. Following the approval of the 2022 Plan, no further awards were available to be issued under the Prior Plans, but awards outstanding under the Prior Plans as of that date remain outstanding in accordance with their terms. A total number of 6.2 million shares of our Class A stock was authorized under the 2022 Plan. In addition, any outstanding awards cancelled from the Prior Plans are added to the shares available under the 2022 Plan. As of April 30, 2026, there were approximately 4.7 million securities remaining that are available for future issuance under the 2022 Plan. We issue treasury shares to fund awards issued under the 2022 Plan.
Performance-Based and Other Restricted Stock Activity
Under the terms of our long-term incentive plans, PSU are payable in restricted shares of our Class A Common Stock upon the achievement of certain three-year or less financial performance-based targets. During each three-year period or less, we adjust compensation expense based upon our best estimate of expected performance. PSU vest 100% on June 30 following the end of the three-year performance cycle.
We may also grant individual RSU payable in shares of our Class A Common Stock to key employees in connection with their employment. RSU generally vest ratably 25% per year.
Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier.

Index
Activity for performance-based and other restricted stock awards during the years ended April 30, was as follows (shares in thousands):

	2026		2025	2024
	Restricted Shares	Weighted Average Grant Date Value	Restricted Shares	Restricted Shares
Nonvested shares at beginning of year	1,216	$38.51	1,203	1,073
Granted	599	$42.77	735	1,089
Change in shares due to performance	33	$28.67	71	54
Vested and issued	(492)	$40.57	(448)	(660)
Forfeited	(147)	$40.87	(345)	(353)
Nonvested shares at end of year	1,209	$39.22	1,216	1,203
We recognized stock-based compensation expense (including stock options) primarily in Operating and administrative expenses on the Consolidated Statements of Income (Loss), on a pretax basis, as follows:

	For the Years Ended April 30,
	2026	2025	2024
Stock-based compensation expense	$20,608	$22,222	$24,982
As of April 30, 2026, there was $28.5 million of unrecognized share-based compensation cost related to performance-based and other restricted stock awards, which is expected to be recognized over a period up to 4.0 years, or 2.2 years on a weighted average basis.
Compensation expense for restricted stock awards is measured using the closing market price of our Class A Common Stock at the date of grant. The total grant date value of shares vested during the years ended April 30 was as follows:

	2026	2025	2024
Grant date value of shares vested	$19,966	$18,504	$29,874
Stock Option Activity
Under the terms of our stock option plan, the exercise price of stock options granted may not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable over a maximum period of ten years from the date of grant. There were no options granted in the years ended April 30, 2026 and 2025, respectively. For the options granted in the year ended April 30, 2024, such options generally vest 10%, 20%, 30%, and 40% on April 30, or on each anniversary date after the award is granted.
The following table provides the estimated weighted average fair value for options granted during the year ended April 30, 2024 using the Black-Scholes option-pricing model, and the significant weighted average assumptions used in their determination:

Index

Weighted average fair value of options on grant date	$6.47

Weighted average assumptions:
Expected life of options (years)	6.3
Risk-free interest rate	4.6%
Expected volatility	34.0%
Expected dividend yield	4.6%
Fair value of common stock on grant date	$30.37
Exercise price of stock option grant	$34.86
As of April 30, 2026, there was $0.3 million of unrecognized share-based compensation cost related to options, which is expected to be recognized over a period up to 2.0 years, or 1.0 year on a weighted average basis.
The following table summarizes the activity and status of our stock option plans during the year ended April 30, 2026:

	Number of Options (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	250	$46.87
Granted	—	$—
Exercised	(3)	$32.68
Expired or forfeited	(3)	$55.99
Outstanding at end of year	244	$46.93	6.5	$0.8
Exercisable at end of year	181	$50.90	6.2	$0.4
Vested and expected to vest in the future at April 30	243	$46.98	6.5	$0.8
The intrinsic value is the difference between our common stock price and the option grant price. The total intrinsic value of options exercised during the years ended April 30, 2026 and 2025 was less than $0.1 million and $0.1 million, respectively. There were no options exercised during the year ended April 30, 2024.
The total grant date fair value of stock options vested during the years ended April 30, 2026, 2025, and 2024 was $0.2 million, $0.6 million, and $0.9 million, respectively.
Director Stock Awards
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
There were 26,980, 23,940, and 25,744 restricted shares awarded under the 2022 Plan for the years ended April 30, 2026, 2025, and 2024, respectively. In addition, pursuant to the John Wiley & Sons, Inc. Deferred Compensation Plan for Directors’ 2005 & After Compensation, as amended through September 20, 2022 (Deferred Compensation Plan), each nonemployee director has the option of receiving all or part of the annual cash retainer in the form of deferred stock and receive dividends in the form of deferred stock. The annual cash retainers deferred as stock and the dividends received in the form of deferred stock, all pursuant to the Deferred Compensation Plan, are nominal for the years ended April 30, 2026, 2025, and 2024.

Index
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
Share Repurchases
In fiscal year 2020, our Board of Directors authorized a share repurchase program of up to $200 million of Class A or B Common Stock, which was fully utilized as of April 30, 2026. In the first quarter of fiscal year 2026, our Board of Directors authorized an additional share repurchase program of up to $250 million of Class A or B Common Stock. As of April 30, 2026, $207.4 million of share repurchase authority remained under this authorization.
The following table summarizes the share repurchases during the years ended April 30 (shares in thousands):

	2026	2025	2024
Shares repurchased - Class A	2,843	1,186	1,294
Shares repurchased - Class B	7	173	3
Average price - Class A and Class B	$35.08	$44.16	$34.71
The average price per share excludes excise taxes payable on share repurchases and may differ from the share repurchases reflected in Purchases of treasury shares in our Consolidated Statements of Cash Flows. As of April 30, 2026, total shares repurchased include unsettled purchases.
Dividends
We declared and paid quarterly cash dividends on our Class A and Class B Common Stock for a total of $74.4 million, $76.1 million, and $77.0 million during the years ended April 30, 2026, 2025, and 2024, respectively.

Index
Changes in Common Stock
The following is a summary of changes during the years ended April 30, in shares of our common stock and common stock in treasury (shares in thousands).

Changes in Class A Common Stock:	2026	2025	2024
Number of shares, beginning of year	70,312	70,259	70,231
Common stock class conversions	2	53	28
Number of shares issued, end of year	70,314	70,312	70,259

Changes in Class A Common Stock in treasury:
Number of shares held, beginning of year	25,687	24,828	23,983
Restricted shares issued under stock-based compensation plans	(492)	(448)	(662)
Impact of tax withholding on stock-based compensation and other	181	121	213
Purchases of treasury shares	2,843	1,186	1,294
Number of shares held, end of year	28,219	25,687	24,828
Number of Class A Common Stock outstanding, end of year	42,095	44,625	45,431

Changes in Class B Common Stock:	2026	2025	2024
Number of shares, beginning of year	12,870	12,923	12,951
Common stock class conversions	(2)	(53)	(28)
Number of shares issued, end of year	12,868	12,870	12,923

Changes in Class B Common Stock in treasury:
Number of shares held, beginning of year	4,101	3,928	3,925
Purchases of treasury shares	7	173	3
Number of shares held, end of year	4,108	4,101	3,928
Number of Class B Common Stock outstanding, end of year	8,760	8,769	8,995

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

The following tables present a summary of our Adjusted Operating Income (Loss) by segment, and the reconciliation to Income (loss) before taxes:

	For the Year Ended April 30, 2026
	Research	Learning	Total
Revenue	$1,129,942	$546,586	$1,676,528
Cost of sales	303,702	127,807	431,509
Direct expenses	331,192	136,301	467,493
Allocated Corporate expenses	167,578	107,909	275,487
Amortization of intangible assets	44,866	8,184	53,050
Adjusted Operating Income by segment(1)	$282,604	$166,385	$448,989
Reconciliation of Adjusted Operating Income by segment to Income before taxes
Adjusted unallocated Corporate expenses(2)			(152,819)
Restructuring and related charges(3)			(19,203)
Interest expense			(43,848)
Net foreign exchange transaction losses			(6,564)
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale			(4,828)
Other expense, net			(6,533)
Legal settlement(4)			(108)
Income before taxes			$215,086

Index

	For the Year Ended April 30, 2025
	Research	Learning	Held for Sale or Sold	Total
Revenue	$1,075,459	$584,768	$17,382	$1,677,609
Cost of sales	278,867	144,758	7,755	431,380
Direct expenses	336,484	142,204	10,365	489,053
Allocated Corporate expenses	160,959	114,703	2,840	278,502
Amortization of intangible assets	43,569	8,253	—	51,822
Adjusted Operating Income (Loss) by segment	$255,580	$174,850	$(3,578)	$426,852
Reconciliation of Adjusted Operating Income by segment to Income before taxes
Adjusted unallocated Corporate expenses(2)				(179,882)
Restructuring and related charges(3)				(25,561)
Interest expense				(52,547)
Net foreign exchange transaction losses				(8,142)
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale				(23,340)
Other income, net				5,498
Income before taxes				$142,878

	For the Year Ended April 30, 2024
	Research	Learning	Held for Sale or Sold	Total
Revenue	$1,042,705	$574,739	$255,543	$1,872,987
Cost of sales	281,109	145,054	153,559	579,722
Direct expenses	323,392	145,514	48,127	517,033
Allocated Corporate expenses	155,495	132,394	23,142	311,031
Amortization of intangible assets	44,946	9,044	2,004	55,994
Adjusted Operating Income by segment	$237,763	$142,733	$28,711	$409,207
Reconciliation of Adjusted Operating Income by segment to Income before taxes
Adjusted unallocated Corporate expenses(2)				(185,456)
Impairment of goodwill(3)				(108,449)
Restructuring and related charges(3)				(63,041)
Interest expense				(49,003)
Net foreign exchange transaction losses				(2,959)
Net loss on sale of businesses, assets, and impairment charges related to assets held-for-sale				(183,389)
Other expense, net				(3,957)
Loss before taxes				$(187,047)

Index

(1)
Our Held for Sale or Sold segment is excluded from the segment results as all businesses within this segment were sold prior to the start of the reporting period presented. See Note 4, “Acquisition and Divestitures” for more details on the divestitures.

(2)	Corporate expenses include certain costs that are not allocated to the reportable segments.
(3)	See Note 7, “Restructuring and Related Charges” and Note 11, “Goodwill and Intangible Assets” for more information of these charges by segment.
(4)
In the year ended April 30, 2026, we settled a litigation matter related to consideration for a previous acquisition for $0.1 million which is included in Corporate Operating and administrative expenses.

See Note 3, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the years ended April 30, 2026, 2025, and 2024.
Depreciation and amortization expense were as follows:

	For the Years Ended April 30,
	2026	2025	2024
Research	$92,472	$89,302	$93,422
Learning	41,148	43,900	57,696
Held for Sale or Sold	—	—	3,437
Total depreciation and amortization	$133,620	$133,202	$154,555
Corporate depreciation and amortization	9,857	13,924	22,434
Total depreciation and amortization	$143,477	$147,126	$176,989
Revenue by geographical area is attributed based on the location of the legal entity that recognized the revenue. Previously, revenue was attributed based on the location of the customer. We believe the change to revenue attributed based upon legal entity better reflects the geographical profile of our revenue and how we manage our operations. Prior period information has been recast to reflect this change.
Revenue from external customers by geographical area was as follows:

	For the Years Ended April 30,
	2026	2025	2024
United States	$854,540	$848,575	$988,129
United Kingdom	490,431	498,934	520,418
Germany	192,291	183,044	172,855
Other countries	139,266	147,056	191,585
Total	$1,676,528	$1,677,609	$1,872,987
Total long-lived assets, consisting of technology, property and equipment, net and operating lease ROU assets by geographical area as of April 30 were as follows:

	2026	2025	2024
United States	$157,172	$185,610	$213,192
United Kingdom	21,187	25,315	27,584
Other countries	15,029	17,328	20,736
Total	$193,388	$228,253	$261,512
Our CODM reviews our financial position at a consolidated level and does not review assets by segment to evaluate segment performance or allocate resources. As such, assets by segment are not disclosed.

Index
Note 21 – Subsequent Event

On June 1, 2026, John Wiley & Sons Ltd. (Buyer), a private limited company incorporated in England and Wales and an indirect wholly-owned subsidiary of the Company, entered into an Equity Purchase Agreement (Purchase Agreement) with CIG Emerald Midco LLC, a Delaware limited liability company (Seller), and CIG Emerald Holding LLC, a Delaware limited liability company (Emerald Holding), pursuant to which Buyer acquired from the Seller all of the issued and outstanding equity securities of Emerald Holding (Transaction) in exchange for £337.5 million (approximately $452 million based on the exchange rate on June 1, 2026), subject to customary purchase price adjustments.

The acquisition was made to extend Wiley's scale in its Research business and to strengthen its proprietary content advantage in AI. Emerald Holding, through its subsidiaries, operates Emerald Publishing, a research publisher headquartered in Leeds, England, with a portfolio of over 480 peer-reviewed journals, 8,000 books, and 3,000 business cases across disciplines with particular emphasis on economics, business, finance, engineering, and the social sciences. The purchase price was funded with available cash and proceeds from the Company's revolving credit facility under the Amended and Restated CA. For its year ended December 31, 2025, Emerald Holding had total revenue of approximately $82.7 million.

The initial accounting for the acquisition, including the final purchase price and purchase price allocation, is not yet complete. As such, we are not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed. We estimate the purchase price allocation is primarily related to goodwill, along with identified intangible assets that may consist of content, customer relationships, and brands and trademarks. We do not expect to acquire a material amount of tangible assets, and the liabilities assumed primarily relate to contract liabilities. We expect to complete the purchase price allocation within the measurement period, which will not exceed one year from the acquisition date.

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
Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting in the fourth quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2026.

The effectiveness of our internal control over financial reporting as of April 30, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information

During the fiscal quarter ended April 30, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Index
PART III
Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is information about the Company’s current executive officers and directors.
Information About Our Executive Officers

Name, Current and Former Positions	Age	First Elected to Current Position
Matthew Kissner	72	October 2023
President and Chief Executive Officer and Director
July 2024 – Former Interim President and Chief Executive Officer, Wiley
May 2017 – Former Interim CEO, Group Executive and Board Chair, Wiley
June 1999-Present – Vice Chair, Regional Plan Association

Craig Albright	56	June 2025
Executive Vice President and Chief Financial Officer
February 2024 – Independent Consultant
February 2020 – CFO, Americas & Global Cash Center Lead, Xerox

Christopher Caridi	60	June 2025
Senior Vice President, Chief Accounting Officer and Finance Transformation Leader
September 2024 – Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer
October 2020 – SVP, Global Corporate Controller and Chief Accounting Officer, Wiley
June 2020 – SVP, Chief Accounting Officer and Controller, Teladoc Health, Inc.
March 2017 – SVP, Chief Accounting Officer and Controller, Wiley

Jessica Kowalski	45	May 2026
Executive Vice President and General Manager, Research
January 2022 – General Manager of Consulting and Customer Success, Microsoft
August 2018 – General Manager Accenture/AWS Business Group, AWS

Danielle McMahan	51	November 2019
Executive Vice President and Chief People Officer
September 2017 – Chief Human Resources Officer, York Risk Services
June 2020-Present – Board Member, All In Together

Kevin Monaco	62	October 2018
Senior Vice President, Treasurer and Tax
October 2009 – SVP, Finance, Treasurer, and Investor Relations, Coty Inc.
2019-Present – Treasurer, The Wiley Foundation

Deirdre Silver	58	February 2020
Executive Vice President and General Counsel
August 2015 – Associate General Counsel, SVP of Legal, Research, Wiley
November 2018-Present – Director, Copyright Clearance Center

Andrew Weber	58	November 2024
Executive Vice President, Technology & Operations
November 2023 – SVP, Operations, Wiley
July 2021 – SVP, Business Management & Operations, Wiley
September 2020 – Global Chief Operating Officer, Macmillan Publishers

Index
Information About Our Non-Employee Directors

Jesse C. Wiley Chair of the Board Director Since: 2012
Mr. Wiley, 55, is a 7th generation member of the Wiley family and brings to the Board deep knowledge and a passion for the contributions Wiley makes to research, learning and knowledge. His alignment with shareholder and stakeholder interests makes Mr. Wiley an important part of the Board’s governance processes, along with a majority of independent directors. Mr. Wiley has broad and deep experience in Wiley’s industries with partners and customers in the markets Wiley serves. He also brings in-depth knowledge of numerous businesses, functions and initiatives within Wiley, including in digital publishing and platforms and new product and business development, partnerships and global business and M&A. Mr. Wiley was elected Chair of the Board of Directors of Wiley in 2019, having served as a director since 2012. Prior to being elected as Chair, Mr. Wiley was an employee since 2003. Before becoming Chair, Mr. Wiley worked in Wiley’s Research division on business development including building partnerships with academic and professional societies, and in China. Previously he worked in corporate M&A and strategy development, on international business development, digital and new business initiatives, and product development. Prior to that, he worked as a marketer and editor of professional books and products.

Katya D. Andresen EVP and Chief Data, Digital & AI Officer, The Cigna Group Director Since: 2025
Ms. Andresen, 58, brings over 25 years of experience driving digital transformation and technology innovation across diverse industries. She is a recognized expert in artificial intelligence, data monetization, and enterprise-wide digital strategy, having held senior executive positions in Fortune 100 companies focused on leveraging technology to create new business models and drive customer experience innovation. Since 2021, she has served in various roles at The Cigna Group, most recently as EVP and Chief Data, Digital & AI Officer at The Cigna Group, where she leads digital transformation initiatives across the $247 billion global health services company. Her expertise spans building AI-powered solutions, transforming traditional businesses into digital-first organizations, and scaling technology capabilities across large, complex enterprises. She actively contributes to the venture capital ecosystem, academic communities, and mission driven organizations in various capacities, including as a Wiley published author and thought leader on digital innovation. Ms. Andresen currently serves on the boards of Forsyth Health and the Morrison Center for Marketing and Analytics at the UCLA Anderson School of Management and is a sought-after AI advisor to venture capital firms.

Mari J. Baker Former Chief Executive Officer, PlayFirst, Inc. Director Since: 2011
Ms. Baker, 61, has over 30 years of board service in public, private and non-profit environments. She is an experienced general manager and business leader, and has held a number of executive officer positions in public and private companies primarily in technology fields, including roles as Chief Executive Officer of PlayFirst, Inc. and Navigenics, Inc., Chief Operating Officer of Velti, plc (Nasdaq: VELT), President of BabyCenter, Inc., a Johnson and Johnson company (NYSE: JNJ), and SVP/General Manager at Intuit, Inc. (Nasdaq: INTU). She has also been involved in venture capital, higher education, and executive leadership communities, in various capacities, including serving on the Board of Trustees of Stanford University. Ms. Baker also currently serves on the board of Blue Shield of California (BSC), where she currently chairs the Compensation Committee, serves on the Finance and Investment Committee, and previously chaired the Audit Committee. She also serves on the Board of Ascendiun, Inc., BSC's parent company, where she is also a member of the Executive Committee and the Technology Committee.

David C. Dobson Chief Executive Officer, Epiq Global Director Since: 2017
Mr. Dobson, 63, has over 30 years of experience in transforming and building global technology and service organizations, as well as extensive experience in senior leadership positions. Mr. Dobson has been Chairman and Chief Executive Officer of Epiq, a global provider of legal and business services, since 2026, and Chief Executive Officer since 2019, and also serves on its board of directors. Previously, Mr. Dobson was the Chief Executive Officer of Digital River from 2013 to 2018 and served as Vice Chairman of the Digital River’s board of directors until 2019. From 2010 to 2012, Mr. Dobson served as Executive Vice President and Group Executive, Global Lines of Business, at CA Technologies. From 2009 to 2010, Mr. Dobson served as President of Pitney Bowes Management Services, Inc., a wholly owned subsidiary of Pitney Bowes, Inc.

Index

Brian O. Hemphill, Ph.D. President of Old Dominion University (ODU) Director Since: 2022
Dr. Hemphill, 56, has extensive executive leadership experience in academia, bringing insight into the needs and practices of the academic community critical for developing and innovating new business models in our key businesses. Dr. Hemphill has served as Old Dominion University’s (ODU) ninth president since 2021 and previously served as Radford University's seventh president from 2016 to 2021. Dr. Hemphill has also held senior roles at various educational institutions earlier in his career, including the University of Arkansas-Fayetteville, Northern Illinois University, and West Virginia State University. In his role as President of ODU, Dr. Hemphill serves on various boards and commissions, including the boards of Jefferson Science Associates, LLC and Preston Hollow Community Capital. He brings deep experience in Mergers and Acquisitions (M&A) and is actively engaged in driving innovation through Forward Focused Digital Transformation (FFDT) initiatives across academic and institutional models.

Karen N. Madden, Ph.D. Senior Vice President and Chief Technology Officer, MilliporeSigma Director Since: 2025
Dr. Madden, 57, has extensive executive leadership experience in life science technology and innovation, bringing strategic vision to research and development in the pharmaceutical and biotech industries. Dr. Madden has served as Senior Vice President and Chief Technology Officer at MilliporeSigma, the U.S. and Canada Life Science business of Merck KGaA, Darmstadt, Germany since 2022. Previously, Dr. Madden served as Senior Vice President and Chief Innovation Officer at PerkinElmer from 2016 to 2022, and as their General Manager of Informatics from 2014 to 2016. In her role at MilliporeSigma, Dr. Madden shapes the Technology Roadmap and long-term R&D strategy, leads the Life Science Innovation Board, and serves as a member of the Life Science Executive Team responsible for the overall leadership and governance of the more than $9 billion Life Science Business. She also serves as the U.S. Country Speaker for Merck KGaA, Darmstadt, Germany, and sits on the boards of the Analytical, Life Science, and Diagnostics Association, and the New England Council.

Raymond W. McDaniel, Jr. Former Non-Executive Chairman, President and Chief Executive Officer, of the Moody’s Corporation Director Since: 2005
Mr. McDaniel, 68, is a seasoned non-executive director, having served as the non-executive chairman of the board of directors of Moody’s Corporation from 2005 to 2012 and again from 2021 to 2023 and a member of the board from 2003 to 2023. Mr. McDaniel is also a global leader with extensive strategic and operational knowledge in a highly regulated financial services environment and experienced in implementing international business expansion, including the launch of new products. He previously served as the Chief Executive Officer of Moody's Corporation for over 15 years from 2005 through 2020, as well as held additional roles in senior leadership including as President and Chief Operating Officer of Moody’s Corporation. Mr. McDaniel serves on the board of directors of Raymond James Financial (NYSE: RJF) and as a Trustee on the Muhlenberg College Board.

William J. Pesce Retired President and Chief Executive Officer, John Wiley & Sons, Inc. Director Since: 1998
Mr. Pesce, 75, has extensive experience with leading a global public company, strategic planning, financial planning and analysis, acquisitions and partnerships, and investor relations. In addition, through his active engagement in the academic community and investing in early-stage companies, he has exposure to innovative, technology-enabled business models. He has served as Wiley’s 10th President and Chief Executive Officer for 13 years from 1998 to 2011, when he retired after nearly 22 years. Mr. Pesce is a member of the Board of Trustees of William Paterson University. Mr. Pesce is also a benefactor and advisor to the Pesce Family Mentoring Institute at William Paterson University. He served on the Board of Overseers of New York University's Stern School of Business for 17 years until 2005. Mr. Pesce also launched Pesce Family Ventures, LLC in 2015 with the aim to invest in early-stage companies, particularly entities that leverage enabling technology to serve customers.

Index

Inder M. Singh Chief Financial Officer and Chief Operating Officer of IonQ Director Since: 2021
Mr. Singh, 67, has extensive finance and corporate management experience, as well as knowledge in the technology and infrastructure sectors in both developed and emerging markets, serving as CFO and COO of IonQ Quantum, (NYSE: IONQ) where he previously served as Lead Independent Director and Chair of its Audit Committee until September 2025, when he took on his current operating role. Mr. Singh previously served as Executive Vice President and Chief Financial Officer of Arm Limited from 2019 to 2022. From 2016 to 2019, Mr. Singh served as Senior Vice President and Chief Financial Officer, and in 2016, as Chief Strategy and Marketing Officer, of Unisys Corp. Prior to that, Mr. Singh was a Managing Director at SunTrust Bank's equities unit from 2013 to 2016, and a Senior Vice President in finance at Comcast Corporation from 2012 to 2013. Mr. Singh is currently a member of the Board of Directors of Axelera AI, Switch Data Centers and the advisory board of Resonance.
In addition to his role as Chair of the Audit Committee at Wiley, he also serves as Audit Committee chair at Switch Data Centers and Axelera AI. He has advised startups as a member of Columbia University's Entrepreneurship Advisory Board and Engineering Development Council. He has also participated as a project advisor for the U.S. Department of Homeland Security and other agencies on national security and critical infrastructure matters.

Index
The following information will be included in the Company’s Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed within 120 days of the Company’s fiscal year end of April 30, 2026 (2026 Proxy Statement) and is incorporated herein by reference.
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
•Information concerning the Company’s code of business conduct and ethics for directors, officers and employees, also known as the “Business Conduct and Ethics Policy” and the Company's “Corporate Governance Principles” are described under “Corporate Governance — Key Corporate Governance Documents.” All of these documents are publicly available on the Company’s Corporate Governance website at https://www.wiley.com/en-us/corporategovernance.
Item 11. Executive Compensation
The information required by this item will be included in the 2026 Proxy Statement under the headers “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation,” respectively, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following information required in this item will be included under the “Ownership of Common Stock” section in the Company's 2026 Proxy Statement and is incorporated herein by reference.
•Information on the beneficial ownership reporting for the directors and executive officers is contained under the caption “Stock Ownership of Officers and Directors.”
•Information on the beneficial ownership reporting for all other shareholders that own 5% or more of the Company’s Class A or Class B Common Stock is contained under the caption “Stock Ownership of Certain Beneficial Owners.”
The following table summarizes the Company’s equity compensation plan information as of April 30, 2026:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by shareholders	1,453,427	$46.93	4,719,727
(1)This amount includes the following awards issued under the 2022 Plan and Prior Plans:
•244,000 shares issuable upon the exercise of outstanding stock options with a weighted average exercise price of $46.93.
•1,209,427 non-vested performance-based and other restricted stock awards. Since these awards have no exercise price, they are not included in the weighted average exercise price calculation.
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

Index
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information on related party transactions and the policies and procedures for reviewing and approving related party transactions will be contained under the caption “Transactions with Related Persons” within the “Corporate Governance” section of the 2026 Proxy Statement and are incorporated herein by reference.
Information on director independence will be contained under the caption “Director Independence” within the “Corporate Governance” section of the 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is PricewaterhouseCoopers LLP, New York, NY, Auditor ID: 238
Information required by this item will be contained in the 2026 Proxy Statement under the captions “Audit Committee Matters" and “Audit Committee Report” and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this Annual Report on Form 10-K:
(1) Financial Statements
See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K in Part II Item 8.
(2) Financial Statement Schedule
See Schedule II - Valuation and Qualifying Accounts and Reserves - Years Ended April 30, 2026, 2025, and 2024 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable, or the amounts involved are not material.
(3) Exhibits

Articles of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation of John Wiley & Sons, Inc. February 26, 2025 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended April 30, 2025).

3.2	Amended and Restated By-Laws effective December 13, 2023 (incorporated by reference to Form 8-K dated December 19, 2023).

Instruments Defining the Rights of Security Holders, Including Indentures
4.1
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended April 30, 2020).

Material Contracts

10.1	Form of the Fiscal Year 2026 Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2025).●

10.2	Form of the Fiscal Year 2026 Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2025).●

10.3	Form of the Fiscal Year 2025 Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2024).●

10.4	Form of the Fiscal Year 2024 Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2023).●

Index

10.5
Restricted Share Unit Grant Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2025).●

10.6
Restricted Share Unit Grant Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2024).●

10.7
Restricted Share Unit Grant Agreement for Matthew Kissner Under the Executive Long-Term Incentive Plan, Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2024).●

10.8
Restricted Share Unit Grant Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2023).●

10.9
Restricted Share Unit Grant Agreement for Matthew Kissner Under the Executive Long-Term Incentive Plan, Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2023).●

10.10
Restricted Share Unit Grant Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2022).●

10.11
Performance Share Unit Grant Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2025).●

10.12
Performance Share Unit Grant Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2024).●

10.13
Performance Share Unit Grant Agreement Under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2023).●

10.14
Form of the Fiscal Year 2024 Non-Qualified Premium Stock Option Grant Agreement Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2023).●

10.15	John Wiley & Sons, Inc. 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2022).●

10.16
John Wiley & Sons, Inc. Director Restricted Share Unit Grant Agreement pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2025.●

10.17
John Wiley & Sons, Inc. Deferred Compensation Plan for Directors’ 2005 & After Compensation Amended and Restated as of September 29, 2022 (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2022).●

10.18
Second Amendment to the Third Amended and Restated Credit Agreement, dated as of November 30, 2022, among John Wiley & Sons, Inc., John Wiley & Sons Limited, J Wiley Limited, Wiley Europe Investment Holdings Limited, and Wiley-VCH GmbH, as borrowers, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and the other Lenders party thereto, which amends the Third Amended and Restated Credit Agreement dated as of May 30, 2019 (incorporated by reference to the Company’s Report on Form 8-K dated as of December 6, 2022).

Index

10.19
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

10.20*	Third Amendment to Third Amended and Restated Credit Agreement dated as of May 15, 2026 among John Wiley & Sons, Inc., John Wiley & Sons Limited, Wiley-VCH GmbH, J Wiley Limited, Wiley Europe Investment Holdings Limited, as borrowers, Bank of America, N.A., as Administrative Agent, and each other Lenders party hereto, which amends the Third Amended and Restated Credit Agreement dated as of May 30, 2019 (as amended, supplemented, extended, restated or otherwise modified from time to time, including pursuant to that certain First Amendment thereto, dated as of December 15, 2021, and pursuant to that certain Second Amendment thereto, dated as of November 30, 2022.

10.21
Agreement of the Lease dated as of July 14, 2014 between Hub Properties Trust as Landlord, an independent third party, and John Wiley & Sons, Inc as Tenant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2014).

10.22
Executive Severance Plan (“ESP”), with an effective date of June 20, 2016, as amended September 22, 2023 (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2023).●

10.23
Employment Letter dated July 7, 2024 between Matthew Kissner, President and Chief Executive Officer, and the Company (incorporated by reference to the Company's Report on Form 8-K dated July 8, 2024). ●

10.24
Employment Letter dated June 18, 2025 between Craig Albright, Executive Vice President and Chief Financial Officer and the Company (incorporated by reference to the Company’s Report on Form 8-K dated as June 23, 2025).●

10.25	Employment Letter dated September 24, 2020 between Christopher F. Caridi and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended April 30, 2025). ●

10.26
Employment Letter dated September 28, 2021 between James Flynn, Executive Vice President and General Manager, Research, and the Company.(incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2024). ●

10.27*	Employment Letter dated October 4, 2019 between Danielle McMahan, Executive Vice President and Chief Human Resources Officer and the Company.●

10.28
Employment Letter dated July 28, 2020 between Deirdre Silver, Executive Vice President, General Counsel and the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2025).●

10.29
Amendment to John Wiley & Sons, Inc. Supplemental Benefit Plan effective as of December 20, 2024 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2025).●

10.30	John Wiley & Sons, Inc. Supplemental Benefit Plan Amended and Restated as of January 1, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.31
Deferred Compensation Plan of John Wiley & Sons, Inc. as Amended and Restated Effective as of January 1, 2016 including amendments through December 31, 2016 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.32
Amendment to John Wiley & Sons, Inc. Deferred Compensation Plan effective as of December 20, 2024 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2025).●

Index

10.33
Amendment to the Deferred Compensation Plan of John Wiley & Sons, Inc. effective January 1, 2020 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.34
Amendment to the Deferred Compensation Plan of John Wiley & Sons, Inc. effective January 1, 2022 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2022).●

10.35
Amendment to the Deferred Compensation Plan of John Wiley & Sons, Inc. effective January 1, 2024 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended April 30, 2024). ●

10.36
Amendment to Employees’ Retirement Plan of John Wiley & Sons, Inc. effective as of December 20, 2024 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2025).●

10.37
Amendment to John Wiley & Sons, Inc. Supplemental Executive Retirement Plan effective as of December 20, 2024 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2025).●

10.38
Amendment to the Employees’ Retirement Plan of John Wiley & Sons, Inc. effective October 1, 2016 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.39
Amendment to the Employees’ Retirement Plan of John Wiley & Sons, Inc. (IRS model 436 provisions) (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.40
Summary Plan Description for John Wiley & Sons, Inc. Employees’ Savings Plan Effective as of January 1, 2024, Amended as of December 20, 2024 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2025).●

10.41
John Wiley & Sons, Inc. Employees’ Savings Plan Amended and Restated Effective July 1, 2013 including amendments through January 1, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

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

10.45
Amendment to the John Wiley & Sons, Inc. Employees’ Savings Plan effective September 1, 2020 and January 1, 2021 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021).●

10.46
Amendment to the John Wiley & Sons, Inc. Employees' Savings Plan effective January 1, 2022 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2022).●

10.47
Equity Purchase Agreement, dated as of June 1, 2026, by and among John Wiley & Sons Ltd., CIG Emerald Holding LLC and CIG Emerald Midco LLC (incorporated by reference to the Company’s Report on Form 8-K dated as June 2, 2026).

Insider trading policies and procedures.
19	John Wiley & Sons, Inc. Insider Trading Policy dated March 21, 2025 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2025)

Index

Subsidiaries
21*	List of Subsidiaries of the Company.

Consent of Independent Registered Public Accounting Firm
23.1*	Consent of PricewaterhouseCoopers LLP.

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Clawback Policy
97.1	John Wiley & Sons, Inc. Clawback Policy effective November 27, 2023 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2024).

Inline XBRL
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*Filed herewith
**    Furnished herewith
●    Indicates management compensatory plan, contract, or arrangement

Index
Item 16. Form 10-K Summary
Not applicable.
(2) Financial Statement Schedule
Schedule II
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED APRIL 30, 2026, 2025, AND 2024
(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Expenses	Deductions From Reserves and Other(1)	Balance at End of Period
Year Ended April 30, 2026
Allowance for sales returns(3)	$8,984	$14,197	$16,102	$7,079
Allowance for doubtful accounts	$13,172	$2,478	$1,880	$13,770
Allowance for inventory obsolescence	$11,122	$5,663	$8,120	$8,665
Valuation allowance on deferred tax assets(2)	$77,309	$(70,027)	$—	$7,282
Year Ended April 30, 2025
Allowance for sales returns(3)	$14,448	$12,529	$17,993	$8,984
Allowance for doubtful accounts	$17,297	$839	$4,964	$13,172
Allowance for inventory obsolescence	$11,919	$4,705	$5,502	$11,122
Valuation allowance on deferred tax assets(2)	$53,498	$20,816	$(2,995)	$77,309
Year Ended April 30, 2024
Allowance for sales returns(3)	$14,419	$21,158	$21,129	$14,448
Allowance for doubtful accounts	$18,662	$3,844	$5,209	$17,297
Allowance for inventory obsolescence	$12,990	$5,906	$6,977	$11,919
Valuation allowance on deferred tax assets(2)	$27,448	$24,620	$(1,430)	$53,498

(1)
Deductions From Reserves and Other for the years ended April 30, 2026, 2025, and 2024 include foreign exchange translation adjustments. Included in Allowance for doubtful accounts are accounts written off, less recoveries as well as amounts reclassified as held-for-sale or sold as of April 30, 2024. Included in Allowance for inventory obsolescence are items removed from inventory.

(2)
In fiscal year 2024, due to losses in the US resulting from impairments, restructuring, and acceleration of amortization expense on capitalized software, we concluded it was more-likely-than-not that a portion of our deferred tax asset would not be realized. As a result, we established a valuation allowance of $53.5 million. During fiscal year 2025, we increased this valuation allowance to $77.3 million, because of an increase in the US deferred tax assets attributable primarily to interest expense disallowance and intangible and fixed assets. During fiscal year 2026, we released approximately $70.0 million of valuation allowance previously recorded against US deferred tax assets. The valuation allowance release was driven by management's conclusion that it is more likely than not that substantially all US federal and state deferred tax assets will be realized based on the weight of available positive and negative evidence.

(3)
Allowance for sales returns represents anticipated returns net of a recovery of inventory and royalty costs. The provision is reported as a reduction of gross sales to arrive at revenue and the reserve balance is reported as an increase in Contract liabilities with a corresponding increase in Inventories, net and a reduction in Accrued royalties for the years ended April 30, 2026, 2025, and 2024.

Index
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN WILEY & SONS, INC.
(Company)

Dated: June 24, 2026	By:	/s/ Matthew S. Kissner
Matthew S. Kissner
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Titles	Dated

/s/ Matthew S. Kissner	President and Chief Executive Officer and Director	June 24, 2026
Matthew S. Kissner

/s/ Craig Albright	Executive Vice President and Chief Financial Officer	June 24, 2026
Craig Albright

/s/ Christopher F. Caridi	Senior Vice President, Chief Accounting Officer and Finance Transformation Leader	June 24, 2026
Christopher F. Caridi

/s/ Jesse C. Wiley	Chairman of the Board	June 24, 2026
Jesse C. Wiley

/s/ Katya D. Andresen	Director	June 24, 2026
Katya D. Andresen

/s/ Mari J. Baker	Director	June 24, 2026
Mari J. Baker

/s/ David C. Dobson	Director	June 24, 2026
David C. Dobson

/s/ Brian O. Hemphill	Director	June 24, 2026
Brian O. Hemphill

/s/ Karen N. Madden	Director	June 24, 2026
Karen N. Madden

/s/ Raymond W. McDaniel, Jr.	Director	June 24, 2026
Raymond W. McDaniel, Jr.

/s/ William J. Pesce	Director	June 24, 2026
William J. Pesce

/s/ Inder Singh	Director	June 24, 2026
Inder Singh