Form 10-Q
period 2026-07-31
JOHN WILEY & SONS, INC.
filed 2026-09-04
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the Registrant’s classes of common stock as of August 31, 2026 were:
Class A, par value $1.00 – 41,925,511
Class B, par value $1.00 – 8,758,419

JOHN WILEY & SONS, INC. AND SUBSIDIARIES

INDEX
Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition, and results of operations. The Securities and Exchange Commission (SEC) encourages companies to disclose forward-looking information so that investors can better understand a company’s prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will,” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, anticipated restructuring charges and savings, operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those described in any forward-looking statements. Any such forward-looking statements are based upon many assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond our control, and are subject to change based on many important factors. Such factors include, but are not limited to, (i) the level of investment by Wiley in new technologies and products; (ii) subscriber renewal rates for our journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the seasonal nature of our educational business and the impact of the used book market; (vii) worldwide economic and political conditions; (viii) our ability to protect our copyrights and other intellectual property worldwide; (ix) our ability to successfully integrate acquired operations and realize expected opportunities; (x) the ability to realize operating savings over time and in fiscal year 2027 in connection with our multiyear Global Restructuring Program and completed dispositions; (xi) cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business; (xii) as a result of acquisitions, we have and may record a significant amount of goodwill and other identifiable intangible assets and we may never realize the full carrying value of these assets; (xiii) our ability to leverage artificial intelligence technologies in our products and services, including generative artificial intelligence, large language models, machine learning, and other artificial intelligence tools; and (xiv) other factors detailed from time to time in our filings with the SEC. We undertake no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

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
•Organic revenue and growth; and
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

For example:
•Adjusted EPS, Adjusted Operating Income and margin, Adjusted Income Before Taxes, Adjusted Income Tax Provision, Adjusted Effective Tax Rate, EBITDA, Adjusted EBITDA and margin, and Organic revenue (excluding acquisitions) and growth provide a more comparable basis to analyze operating results and earnings and are measures commonly used by shareholders to measure our performance.
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

INDEX
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – UNAUDITED
In thousands

	July 31, 2026	April 30, 2026
Assets:
Current assets
Cash and cash equivalents	$106,426	$75,622
Accounts receivable, net of allowance for credit losses of $15.9 million and $13.8 million, respectively	210,729	244,164
Inventories, net	18,472	19,265
Prepaid expenses and other current assets	102,595	80,614
Total current assets	438,222	419,665

Technology, property, and equipment, net	131,564	136,260
Intangible assets, net	853,303	578,959
Goodwill	1,390,757	1,132,392
Operating lease right-of-use assets	56,478	57,128
Other non-current assets	262,075	267,414
Total assets	$3,132,399	$2,591,818

Liabilities and shareholders' equity:
Current liabilities
Accounts payable	$44,935	$67,199
Accrued royalties	101,948	97,791
Short-term portion of long-term debt	13,750	12,500
Contract liabilities	384,278	451,423
Accrued employment costs	56,129	71,068
Short-term portion of operating lease liabilities	16,111	15,954
Other accrued liabilities	71,671	63,012
Total current liabilities	688,822	778,947

Long-term debt	1,277,516	670,897
Accrued pension liability	58,740	59,527
Deferred income tax liabilities	165,492	98,972
Operating lease liabilities	67,493	69,544
Other long-term liabilities	77,297	65,689
Total liabilities	2,335,360	1,743,576
Commitments and contingencies (Note 18)
Shareholders’ equity
Preferred stock, $1 par value per share: Authorized shares – 2 million, Issued shares - 0	—	—
Class A common stock, $1 par value per share: Authorized shares - 180 million, Issued shares - 70,314 and 70,314 as of July 31, 2026 and April 30, 2026, respectively	70,314	70,314
Class B convertible common stock, $1 par value per share: Authorized shares - 72 million, Issued shares - 12,868 and 12,868 as of July 31, 2026 and April 30, 2026, respectively	12,868	12,868
Additional paid-in-capital	482,223	487,178
Retained earnings	1,708,201	1,738,164
Accumulated other comprehensive loss, net of tax	(447,495)	(442,218)
Less treasury shares at cost (Class A – 28,355 and 28,219 as of July 31, 2026 and April 30, 2026, respectively; Class B – 4,109 and 4,108 as of July 31, 2026 and April 30, 2026, respectively)	(1,029,072)	(1,018,064)
Total shareholders’ equity	797,039	848,242
Total liabilities and shareholders' equity	$3,132,399	$2,591,818
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET (LOSS) INCOME – UNAUDITED
Dollars in thousands except per share information

	Three Months Ended July 31,
	2026	2025
Revenue, net	$386,361	$396,800

Costs and expenses
Cost of sales	100,871	109,259
Operating and administrative expenses	238,534	240,330
Acquisition and integration related costs	11,039	—
Restructuring and related charges	16,525	3,038
Amortization of intangible assets	16,455	13,210
Total costs and expenses	383,424	365,837

Operating income	2,937	30,963

Interest expense	(13,926)	(11,042)
Net foreign exchange transaction losses	(397)	(971)
Net gain (loss) on sale of businesses and assets	1,113	(1,116)
Other expense, net	(2,304)	(127)

(Loss) income before taxes	(12,577)	17,707
(Benefit) provision for income taxes	(850)	6,007

Net (loss) income	$(11,727)	$11,700

(Loss) earnings per share:
Basic	$(0.23)	$0.22
Diluted	$(0.23)	$0.22

Weighted average number of common shares outstanding:
Basic	50,752	53,377
Diluted	50,752	53,966
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME – UNAUDITED
Dollars in thousands

	Three Months Ended July 31,
	2026	2025
Net (loss) income	$(11,727)	$11,700

Other comprehensive (loss) income:
Foreign currency translation adjustment	(7,976)	(5,852)
Unamortized retirement costs, net of tax expense of $(636) and $(107), respectively	2,081	4,224
Unrealized gain on interest rate swaps, net of tax expense of $(203) and $(706), respectively	618	2,141
Total other comprehensive (loss) income	(5,277)	513

Comprehensive (loss) income	$(17,004)	$12,213
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Dollars in thousands

	Three Months Ended July 31,
	2026	2025
Operating activities
Net (loss) income	$(11,727)	$11,700
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net (gain) loss on sale of businesses and assets	(1,113)	1,116
Amortization of intangible assets	16,455	13,210
Amortization of product development assets	3,652	3,792
Depreciation and amortization of technology, property, and equipment	17,214	19,444
Acquisition and integration related costs	11,039	—
Restructuring and related charges	16,525	3,038
Stock-based compensation expense	4,870	5,899
Employee retirement plan expense	8,221	9,186
Other noncash charges	8,434	1,151
Net change in operating assets and liabilities	(128,842)	(153,541)
Net cash used in operating activities	(55,272)	(85,005)
Investing activities
Product development spending	(3,180)	(2,890)
Additions to technology, property and equipment	(11,197)	(12,005)
Businesses acquired in purchase transactions, net of cash acquired	(450,351)	—
Net cash (transferred) proceeds related to the sale of businesses and assets	(27)	115,168
Acquisitions of publication rights and other	(625)	(1,417)
Net cash (used in) provided by investing activities	(465,380)	98,856
Financing activities
Repayments of long-term debt	(468,752)	(250,290)
Borrowings of long-term debt	1,077,818	280,881
Payment of debt issuance costs	(526)	—
Purchases of treasury shares	(15,229)	(13,500)
Change in book overdrafts	(16,444)	(10,717)
Cash dividends	(18,167)	(18,985)
Impact of tax withholding on stock-based compensation and other	(5,822)	(4,313)
Net cash provided by (used in) financing activities	552,878	(16,924)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(1,422)	(959)
Cash reconciliation:
Cash and cash equivalents	75,622	85,882
Restricted cash included in Prepaid expenses and other current assets	50	50
Balance at beginning of period	75,672	85,932
Increase (decrease) for the period	30,804	(4,032)
Cash and cash equivalents	106,426	81,850
Restricted cash included in Prepaid expenses and other current assets	50	50
Balance at end of period	$106,476	$81,900
Cash paid during the period for:
Interest	$11,270	$10,595
Income taxes, net of refunds	$13,075	$16,193
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

INDEX
JOHN WILEY & SONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – UNAUDITED
Dollars in thousands

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2026	$70,314	$12,868	$487,178	$1,738,164	$(442,218)	$(1,018,064)	$848,242
Restricted shares issued under stock-based compensation plans	—	—	(9,775)	—	—	9,844	69
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(5,822)	(5,822)
Stock-based compensation expense	—	—	4,820	—	—	—	4,820
Purchases of treasury shares	—	—	—	—	—	(15,030)	(15,030)
Class A common stock dividends ($0.3575 per share)	—	—	—	(15,105)	—	—	(15,105)
Class B common stock dividends ($0.3575 per share)	—	—	—	(3,131)	—	—	(3,131)
Common stock class conversions	—	—	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	(11,727)	(5,277)	—	(17,004)
Balance at July 31, 2026	$70,314	$12,868	$482,223	$1,708,201	$(447,495)	$(1,029,072)	$797,039

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net of tax	Treasury stock	Total shareholders' equity
Balance at April 30, 2025	$70,312	$12,870	$481,863	$1,591,168	$(478,920)	$(925,087)	$752,206
Restricted shares issued under stock-based compensation plans	—	—	(7,974)	—	—	8,033	59
Impact of tax withholding on stock-based compensation and other	—	—	—	—	—	(4,313)	(4,313)
Stock-based compensation expense	—	—	5,938	—	—	—	5,938
Purchases of treasury shares	—	—	—	—	—	(14,000)	(14,000)
Class A common stock dividends ($0.3550 per share)	—	—	—	(15,932)	—	—	(15,932)
Class B common stock dividends ($0.3550 per share)	—	—	—	(3,112)	—	—	(3,112)
Common stock class conversions	—	—	—	—	—	—	—
Comprehensive income, net of tax	—	—	—	11,700	513	—	12,213
Balance at July 31, 2025	$70,312	$12,870	$479,827	$1,583,824	$(478,407)	$(935,367)	$733,059
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

Our Unaudited Condensed Consolidated Financial Statements include all the accounts of the Company and our subsidiaries. We have eliminated all intercompany transactions and balances in consolidation. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the Unaudited Condensed Consolidated Financial Condition, Results of Operations, Comprehensive Income and Cash Flows for the periods presented. The Condensed Consolidated Statement of Financial Position as of April 30, 2026 was derived from audited consolidated financial statements but does not include all disclosures from the annual financial statements. Operating results for the interim period are not necessarily indicative of the results expected for the full year. All amounts are presented in United States (US) dollars, unless otherwise specified. All amounts are in thousands, except per share amounts, and approximate due to rounding. These financial statements should be read in conjunction with the most recent audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2026 as filed with the SEC on June 24, 2026 (2026 Form 10-K).

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

INDEX
Note 2 — Recent Accounting Standards
Recently Adopted Accounting Standards
Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-05, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets.” In developing reasonable and supportable forecasts as part of estimating expected credit losses on current accounts receivable and/or current contract assets, we may elect a practical expedient in accordance with this new ASU that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.

We elected to adopt the practical expedient on a prospective basis effective May 1, 2026. The adoption of this ASU did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards

Codification Improvements

In December 2025, the FASB issued ASU 2025-12 "Codification Improvements," to make various technical corrections, clarifications, and other minor improvements to existing US GAAP. The amendments are intended to improve the clarity and consistency of existing guidance and are not expected to significantly change current accounting practice. This ASU is effective for us on May 1, 2027 and interim periods within the fiscal year. Early adoption is permitted. We are required to apply the amendments to Accounting Standards Codification (ASC) Topic 260, "Earnings Per Share" retrospectively. All other amendments may be applied prospectively or retrospectively. We are currently assessing the impact of the disclosure requirements on our consolidated financial statements.

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

INDEX
Note 3 — Acquisition and Divestitures
Acquisition
Emerald Publishing
On June 1, 2026, pursuant to an Equity Purchase Agreement (Purchase Agreement), we completed the acquisition of 100% of the issued and outstanding shares of CIG Emerald Holding LLC (Emerald Holding), which, through its subsidiaries, operates Emerald Publishing (together with its subsidiaries, Emerald Publishing), a research publisher headquartered in Leeds, England, with a portfolio of peer-reviewed journals, books, and business cases across disciplines with particular emphasis on economics, business, finance, engineering, and the social sciences. Emerald Publishing's results of operations are included in our Research segment. The acquisition was made to extend Wiley's scale in its Research business and to strengthen its proprietary content advantage in artificial intelligence (AI).

The preliminary fair value of the consideration transferred, subject to customary working capital adjustments, was $462.7 million, which included $462.1 million of cash at acquisition and $0.6 million to be paid after the acquisition date. We financed the payment of the cash consideration primarily through borrowings under our Amended and Restated CA (as defined below in Note 15, “Debt and Available Credit Facilities”) and using cash on hand. The fair value of the cash consideration transferred, net of $11.7 million of cash acquired was approximately $450.4 million.

The Emerald Publishing acquisition was accounted for as a business combination using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The preliminary purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition and the excess purchase price over the fair value has been recorded to Goodwill in our Unaudited Condensed Consolidated Statements of Financial Position. Goodwill represents synergies and economies of scale expected from the combination of services. We recorded the preliminary fair value of the assets acquired and liabilities assumed on the acquisition date. None of the goodwill will be deductible for tax purposes.

In connection with the acquisition of Emerald Publishing, we incurred acquisition and integration related costs of $11.0 million in the three months ended July 31, 2026, which are reflected in Acquisition and integration related costs on the Unaudited Condensed Consolidated Statements of Net (Loss) Income. Acquisition-related costs consist of advisory, legal, consulting, and due diligence fees directly related to evaluating, negotiating, and completing the transaction. The acquisition-related costs are expensed when incurred and were approximately $7.0 million in the three months ended July 31, 2026. Integration-related costs include expenditures incurred to combine, migrate, or consolidate systems, operations, facilities, and processes between Wiley and Emerald Publishing, and severance related charges. The integration-related costs were approximately $4.0 million in the three months ended July 31, 2026. Such costs were related to the Research business.

Emerald Publishing's revenue and net income included in our Unaudited Condensed Consolidated Statements of Net (Loss) Income for the three months ended July 31, 2026 were $13.3 million and $1.2 million, respectively.

INDEX
The following table summarizes the preliminary consideration transferred to acquire Emerald Publishing and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed as of June 1, 2026:

Preliminary Allocation
Total preliminary consideration transferred	$462,716

Assets acquired:
Cash and cash equivalents	$11,706
Accounts receivable, net	7,885
Prepaid expenses and other current assets	3,620
Total current assets	23,211

Intangible assets, net	292,282
Other non-current assets	5,388
Total assets	$320,881

Liabilities assumed:
Contract liabilities	$33,612
Accrued employment costs	3,153
Other current liabilities	5,165
Total current liabilities	41,930

Deferred income tax liabilities	69,245
Other long-term liabilities	10,155
Total liabilities	$121,330

Net identifiable assets acquired	$199,551
Goodwill	$263,165

Pursuant to the Purchase Agreement, we are entitled to indemnification for specified uncertain tax liabilities, and we recorded a corresponding indemnification asset of approximately $4.7 million, measured on the same basis as the related liability. The indemnification asset was classified within Other non-current assets in the table above and will be adjusted in future periods if the related liability is settled, released, or remeasured. As of July 31, 2026, there were no changes in the estimated amount of indemnified tax exposure or the related asset.

The following table summarizes the preliminary identifiable intangible assets acquired and their weighted-average useful lives at the date of acquisition:

	Preliminary Estimated Fair Value	Weighted-Average Useful Life
Content and publishing rights	$185,762	19 years
Customer relationships	98,265	19 years
Brand and trademarks	5,385	5 years
Developed technology	2,870	1.5 years
Total	$292,282

INDEX
The identifiable intangible assets acquired primarily consist of peer-reviewed journals and books, which are included in content and publishing rights; subscriber and licensing relationships which are included in customer relationships; the Emerald trade name; and developed technology. The fair values were determined using the income approach, applying the relief-from-royalty and the multi-period excess earnings methods, as applicable. The useful lives were determined based on the expected period over which we will benefit from each asset, informed by historical attrition and renewal patterns, expected content monetization, and the estimated royalty benefit period, as applicable.

The allocation of the total consideration transferred to the assets acquired, including identifiable intangible assets and goodwill, and the liabilities assumed is preliminary, and could be revised as a result of additional information obtained due to the finalization of the third-party valuation report, leases and related commitments, tax related matters and contingencies and certain assets and liabilities, including receivables and payables, but such amounts will be finalized within the measurement period, which will not exceed one year from the acquisition date. We are also in the process of aligning our accounting policies, which could result in changes related to financial statement presentation.

The following unaudited pro forma financial information presents the combined results of operations of the Company and Emerald Publishing for the three months ended July 31, 2026 and 2025, as if the acquisition had occurred on May 1, 2025. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually occurred as of those dates, nor is it indicative of future results of the combined company.

	Three Months Ended July 31,
	2026	2025
Revenue	$394,591	$415,897
Net loss	$(3,671)	$(884)
Diluted loss per share	$(0.07)	$(0.02)

The supplemental pro forma financial information has been prepared by applying our accounting policies and includes, where applicable, adjustments to reflect: (i) the incremental amortization expense associated with the fair value of identifiable intangible assets acquired, based on the preliminary purchase price allocation; (ii) acquisition and integration related costs as if the acquisition had occurred on May 1, 2025; (iii) incremental interest expense associated with any acquisition-related financing; and (iv) the income tax effects of the pro forma adjustments.

Emerald Publishing's fiscal year end was December 31, and due to the different fiscal year end dates, the unaudited pro forma operating results were prepared based on comparable periods.

INDEX
Divestitures
Wiley Edge
On May 31, 2024, we completed the sale of Wiley Edge with the exception of its India operations which sold on August 31, 2024, which was included in our Held for Sale or Sold segment at that time.
The selling price for Wiley Edge included an unsecured promissory note (Inspirit Seller Note), which matures on May 31, 2028 and is prepayable at par plus accrued interest at any time and also if certain conditions are met. The Inspirit Seller Note originally accrued interest at 8% per annum from May 31, 2024, increasing 1% annually on each anniversary of issuance. In November 2025, the Inspirit Seller Note was amended so that interest ceased accruing prospectively from January 5, 2026 (Interest End Date). In connection with this amendment, we will receive a contingent payment equal to 120% of the foregone interest upon the future occurrence of certain sale or exit events if proceeds exceed a certain amount. As of July 31, 2026, the likelihood and amount of any future payment was not determinable, and no amounts have been recognized related to this contingent arrangement. As of both July 31, 2026 and April 30, 2026, the Inspirit Seller Note receivable inclusive of interest is $15.2 million and is reflected in Other non-current assets in our Unaudited Condensed Consolidated Statements of Financial Position.
The selling price for Wiley Edge also included contingent consideration in the form of an earnout based on gross profit targets during each of the three fiscal years in the period beginning May 1, 2024 and ending April 30, 2027 (Wiley Edge Earnout). We estimate the fair value of the Wiley Edge Earnout to be zero as of both July 31, 2026 and April 30, 2026. Actual gross profit for each of the fiscal year 2025 and 2026 earnout periods fell below target, and the fiscal year 2027 forecast is also expected to fall below target, resulting in no payments to Wiley for any period.
CrossKnowledge
On August 31, 2024, we completed the sale of CrossKnowledge, which was included in our Held for Sale or Sold segment at that time. Included in the selling price for CrossKnowledge was contingent consideration in the form of an earnout. We estimate the fair value of the CrossKnowledge earnout to be zero as of both July 31, 2026 and April 30, 2026 based upon the business outlook that reflects adverse changes in market conditions, which result in no payments being made to Wiley during each of the respective periods.

INDEX
Note 4 — Revenue Recognition, Contracts with Customers
Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by segment and product type.

	Three Months Ended July 31,
	2026	2025
Research:
Research Publishing	$258,886	$231,827
Research Solutions	34,604	49,865
Total Research	293,490	281,692

Learning:
Academic	44,741	55,472
Professional	48,130	59,636
Total Learning	92,871	115,108

Total Revenue	$386,361	$396,800
The following information describes our disaggregation of revenue by segment and product type. Overall, the majority of our revenue is recognized over time.
Research
Total Research revenue was $293.5 million in the three months ended July 31, 2026. Research products are sold and distributed globally through multiple channels. The majority of revenue generated from Research products is recognized over time.
We disaggregated revenue by Research Publishing and Research Solutions to reflect the different type of products and services provided.
Research Publishing Products
Research Publishing products provide scientific, technical, medical, and scholarly journals, as well as related content and services to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. As a result of the Emerald Publishing acquisition, Research Publishing also includes additional journals, books, and business cases across disciplines, with particular emphasis on economics, business, finance, engineering, and the social sciences. Research Publishing revenue was $258.9 million in the three months ended July 31, 2026 and the majority is recognized over time.
In the three months ended July 31, 2026 Research Publishing products generated approximately 86% of its revenue from contracts with its customers from Journal Subscriptions (pay to read) and Transformational Agreements (read and publish) under multiyear arrangements, and Open Access (pay to publish). The remaining revenue is from Licensing and ancillary products.
Research Solutions Products and Services

Research Solutions revenue was $34.6 million in the three months ended July 31, 2026, and the majority recognized over time.

INDEX
Research Solutions products and services generated approximately 55% of their revenue in the three months ended July 31, 2026 from contracts with customers that include artificial intelligence (AI) license revenue that includes content which Wiley licensed from other publishers; and platform and workflow solutions for societies and publishers which includes production and content hosting, submissions and peer review support, editorial, and copy editing services. Included within platforms is our Atypon® publishing platform for societies and publishers. The remainder of the revenue within Research Solutions from contracts with customers includes corporate solutions such as managed services which includes advertising, and full sales and marketing services for publishers and societies; recruitment platform and services; spectral databases; and projects which includes content creation and distribution, digital events, and webinars.

Learning

Total Learning revenue was $92.9 million in the three months ended July 31, 2026. We disaggregated revenue by Academic and Professional to reflect the different types of products and services provided.
Academic
Academic products revenue was $44.7 million in the three months ended July 31, 2026. Products and services include scientific, professional, and education print and digital books, and digital courseware to libraries, corporations, students, professionals, and researchers. Products are developed for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks and other online applications.

In the three months ended July 31, 2026, Academic products generated approximately 71% of their revenue from contracts with their customers for print and digital publishing, which is recognized at a point in time. Digital Courseware products, in the three months ended July 31, 2026, generated approximately 20% of their revenue from contracts with their customers which is recognized over time. The remainder of their revenues were from Licensing and ancillary products, which have a mix of revenue recognized at a point in time and over time.
Professional
Professional products revenue was $48.1 million in the three months ended July 31, 2026. Professional provides learning, development, publishing, and assessment services for businesses and professionals. Our professional publishing produces books, which includes business and finance, technology, professional development for educators, test preparation books and other professional categories, as well as the For Dummies® brand. Products are sold to brick-and-mortar and online retailers, wholesalers who supply such bookstores, college bookstores, individual practitioners, corporations, and government agencies.

In the three months ended July 31, 2026, Professional products generated approximately 51% of their revenue from contracts with their customers for professional publishing, which is recognized at a point in time. Our assessments offering, in the three months ended July 31, 2026, generated approximately 36% of their revenue from contracts with their customers, which has a mix of revenue recognized at a point in time and over time. The remainder of Professional revenues were from Licensing and ancillary revenue streams, which has a mix of revenue recognized at a point in time and over time.

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

INDEX
The following table provides information about accounts receivable, net and contract liabilities from contracts with customers.

	July 31, 2026	April 30, 2026	(Decrease)/ Increase
Balances from contracts with customers:
Accounts receivable, net	$210,729	$244,164	$(33,435)
Contract liabilities (1)	$384,278	$451,423	$(67,145)
Contract liabilities (included in Other long-term liabilities)	$17,893	$17,230	$663

(1)	The sales return reserve recorded in Contract liabilities is $11.9 million and $11.8 million, as of July 31, 2026 and April 30, 2026, respectively.
For the three months ended July 31, 2026, we estimate that we recognized as revenue approximately 40% of the current contract liability balance at April 30, 2026. For the three months ended July 31, 2025, we estimated that we recognized as revenue approximately 39% of the current contract liability balance at April 30, 2025.
The decrease in contract liabilities, excluding the sales return reserve, was primarily driven by revenue earned on journal subscription agreements, transformational agreements, and open access, partially offset by renewals of journal subscription agreements, transformational agreements, open access and, to a lesser extent, the contract liabilities assumed due to the acquisition of Emerald Publishing.
Remaining Performance Obligations included in Contract Liability

As of July 31, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $402.2 million, which includes the sales return reserve of $11.9 million. Excluding the sales return reserve, we expect that approximately $372.4 million will be recognized in the next twelve months with the remaining $17.9 million to be recognized thereafter.

Shipping and Handling Costs

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

	Three Months Ended July 31,
	2026	2025
Shipping and handling costs	$5,468	$5,580

INDEX
Note 5 — Operating Leases
We have contractual obligations as a lessee with respect to offices, warehouses and distribution centers, automobiles, and office equipment.
For operating leases, the right-of-use (ROU) assets and liabilities are presented on our Unaudited Condensed Consolidated Statements of Financial Position as follows:

	July 31, 2026	April 30, 2026
Operating lease ROU assets	$56,478	$57,128
Short-term portion of operating lease liabilities	16,111	15,954
Operating lease liabilities, non-current	$67,493	$69,544
As a result of our restructuring programs, which included the exit of certain leased office space, we record ongoing facility charges associated with certain operating lease ROU assets. See Note 9, “Restructuring and Related Charges” for more information on this program and the charges incurred.
Our total net lease costs are as follows:

	Three Months Ended July 31,
	2026	2025
Operating lease cost	$3,460	$3,604
Variable lease cost	283	210
Short-term lease cost	96	102
Sublease income	(82)	(95)
Total net lease cost (1)	$3,757	$3,821

(1)
Total net lease cost does not include those costs and sublease income for operating leases identified as part of our restructuring programs, which are included in Restructuring and related charges on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. See Note 9, “Restructuring and Related Charges” for more information on these programs.

Other supplemental information includes the following:

	Three Months Ended July 31,
	2026	2025
Weighted-average remaining contractual lease term (years)	6	7
Weighted-average discount rate	6.23%	6.19%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,451	$5,993
Operating lease liabilities arising from obtaining ROU assets	$2,323	$578

INDEX
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in our Unaudited Condensed Consolidated Statement of Financial Position as of July 31, 2026:

Fiscal Year	Operating Lease Liabilities
2027 (remaining 9 months)	$15,412
2028	17,426
2029	15,947
2030	14,796
2031	14,441
Thereafter	21,631
Total future undiscounted minimum lease payments	99,653

Less: Imputed interest	16,049

Present value of minimum lease payments	83,604

Less: Current portion	16,111

Noncurrent portion	$67,493

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

	Three Months Ended July 31,
	2026	2025
Stock-based compensation expense	$4,870	$5,899

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
We may also grant individual RSU awards payable in restricted shares of our Class A Common Stock to key employees in connection with their employment.
The following table summarizes awards we granted to employees (shares in thousands):

	Three Months Ended July 31,
	2026	2025
Restricted Stock:
Awards granted (shares)	622	543
Weighted average fair value of grant	$45.14	$43.75

INDEX
Stock Option Activity
During the three months ended July 31, 2026, we granted 100,000 stock option awards to employees of our executive leadership team, at a grant price of $50.12, which was 10% above the fair market value at the time of grant. Such options vest 10%, 20%, 30%, and 40% on June 30. The options are exercisable over a maximum period of ten years from the date of grant. There were no stock option awards granted during the three months ended July 31, 2025.
The following table provides the estimated weighted average fair value for options granted using the Black-Scholes option-pricing model, and the significant weighted average assumptions used in their determination:

Three Months Ended July 31,
2026
Weighted average fair value of options on grant date	$12.92

Weighted average assumptions:
Expected life of options (years)	6.3
Risk-free interest rate	4.2%
Expected volatility	36.7%
Expected dividend yield	3.1%
Fair value of common stock on grant date	$45.56
Exercise price of stock option grant	$50.12

INDEX
Note 7 — Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of tax, for the three months ended July 31, 2026 and 2025 were as follows:

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total
Balance at April 30, 2026	$(248,720)	$(190,326)	$(3,172)	$(442,218)
Other comprehensive (loss) income before reclassifications	(7,976)	612	453	(6,911)
Amounts reclassified from accumulated other comprehensive loss	—	1,469	165	1,634
Total other comprehensive (loss) income	(7,976)	2,081	618	(5,277)
Balance at July 31, 2026	$(256,696)	$(188,245)	$(2,554)	$(447,495)

	Foreign Currency Translation	Unamortized Retirement Costs	Interest Rate Swaps	Total
Balance at April 30, 2025	$(264,548)	$(209,190)	$(5,182)	$(478,920)
Other comprehensive (loss) income before reclassifications	(5,852)	1,718	2,583	(1,551)
Amounts reclassified from accumulated other comprehensive loss	—	2,506	(442)	2,064
Total other comprehensive (loss) income	(5,852)	4,224	2,141	513
Balance at July 31, 2025	$(270,400)	$(204,966)	$(3,041)	$(478,407)
During the three months ended July 31, 2026 and 2025, pretax actuarial losses included in Unamortized Retirement Costs of approximately $2.0 million and $2.1 million, respectively, were amortized from Accumulated other comprehensive loss and recognized as pension and post-retirement benefit expense primarily in Operating and administrative expenses and Other expense, net on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.

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
A reconciliation of the shares used in the computation of (loss) earnings per share follows (shares in thousands):

	Three Months Ended July 31,
	2026	2025
Weighted average shares outstanding	50,752	53,377
Shares used for basic (loss) earnings per share	50,752	53,377
Dilutive effect of unvested restricted stock units and other stock awards	—	589
Shares used for diluted (loss) earnings per share	50,752	53,966
Antidilutive options to purchase Class A common shares, restricted shares, and contingently issuable restricted stock which are excluded from the table above	1,243	858
In calculating diluted net loss per common share for the three months ended July 31, 2026, our diluted weighted average number of common shares outstanding excludes the effect of unvested restricted stock units and other stock awards as the effect was antidilutive. This occurs when a net loss is reported and the effect of using dilutive shares is antidilutive.

INDEX
Note 9 — Restructuring and Related Charges

Global Restructuring Program

Beginning in fiscal year 2023, the Company initiated the Global Restructuring Program. The program was expanded in fiscal year 2024 to focus on our strongest and most profitable businesses and largest market opportunities in Research and Learning, streamline our organization, and rightsize our cost structure. Under this program, we reduced our real estate square footage occupancy by approximately 35%. The program was further expanded in the fourth quarter of fiscal year 2025 to align technology costs and other corporate expenses following the completion of our divestitures, and again in the first quarter of fiscal year 2027 to include additional portfolio and cost optimization actions. As a result of these initiatives, this expanded program will include severance related charges, consulting, facility-related, and other costs.

The following tables summarize the pretax restructuring and related charges related to the Global Restructuring Program:

	Three Months Ended July 31,		Total Charges Incurred to Date
	2026	2025
Charges by Segment:
Research	$2,545	$252	$23,934
Learning	1,067	124	24,774
Held for Sale or Sold	—	—	12,995
Corporate Expenses	12,913	2,683	113,911
Total Restructuring and Related Charges	$16,525	$3,059	$175,614

Charges by Activity:
Severance and termination benefits	$12,272	$1,962	96,430
Impairment of operating lease ROU assets and technology, property, and equipment	—	—	23,395
Acceleration of expense related to operating lease ROU assets, technology, property, and equipment, and intangible assets	—	—	8,074
Facility related charges, net	1,108	992	18,129
Consulting costs	2,773	62	19,704
Other activities	372	43	9,882
Total Restructuring and Related Charges	$16,525	$3,059	$175,614

The severance related charges are for certain employees affected by the reduction in force under this program who are entitled to severance payments and certain termination benefits.

In the three months ended July 31, 2026, we incurred ongoing facility-related costs associated with certain properties. Consulting costs primarily relate to third-party advisors engaged for aligning technology costs, and operational and performance improvement services. In the three months ended July 31, 2025, we incurred ongoing facility-related costs associated with certain properties, consulting costs, and other costs for other activities, which includes other employee related costs.

INDEX
The following table summarizes the activity for the Global Restructuring Program liability for the three months ended July 31, 2026:

	April 30, 2026	Charges	Payments	Foreign Translation & Other Adjustments	July 31, 2026
Severance and termination benefits	$3,461	$12,272	$(7,063)	$2	$8,672
Consulting costs	717	2,773	(2,656)	(132)	702
Other activities	998	372	(993)	(1)	376
Total	$5,176	$15,417	$(10,712)	$(131)	$9,750

Approximately $8.3 million of the restructuring liability for accrued severance and termination benefits is reflected in Accrued employment costs and approximately $0.4 million is reflected in Other long-term liabilities on our Unaudited Condensed Consolidated Statement of Financial Position. The liabilities for Consulting costs and Other activities are reflected in Other accrued liabilities on our Unaudited Condensed Consolidated Statement of Financial Position.

INDEX
Note 10 — Segment Information
We report our segment information in accordance with the provisions of ASC Topic 280, “Segment Reporting.” These segments reflect the way our chief operating decision maker (CODM) evaluates our business performance, manages the operations, makes operating decisions, and allocates resources.
Our segment reporting structure consists of two operating and reportable segments, which are listed below, as well as a Corporate expense category, which includes certain costs that are not allocated to the reportable segments:
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

The following tables present a summary of our Adjusted Operating Income by segment and the reconciliation to (Loss) Income before taxes:

	Three Months Ended July 31, 2026
	Research	Learning	Total
Revenue	$293,490	$92,871	$386,361
Cost of sales	75,956	24,915	100,871
Direct expenses	94,729	35,843	130,572
Allocated Corporate expenses	47,685	25,311	72,996
Amortization of intangible assets	14,143	1,908	16,051
Adjusted Operating Income by segment	$60,977	$4,894	$65,871
Reconciliation of Adjusted Operating Income by segment to Loss before taxes
Adjusted unallocated Corporate expenses(1)			(34,966)
Restructuring and related charges(2)			(16,525)
Interest expense			(13,926)
Net foreign exchange transaction losses			(397)
Net gain on sale of businesses and assets			1,113
Other expense, net			(2,304)
Acquisition and integration related costs(3)			(11,039)
Accelerated amortization of an intangible asset(4)			(404)
Loss before taxes			$(12,577)

INDEX

	Three Months Ended July 31, 2025
	Research	Learning	Total
Revenue	$281,692	$115,108	$396,800
Cost of sales	80,753	28,506	109,259
Direct expenses	88,587	34,581	123,168
Allocated Corporate expenses	44,981	28,279	73,260
Amortization of intangible assets	11,123	2,087	13,210
Adjusted Operating Income by segment	$56,248	$21,655	$77,903
Reconciliation of Adjusted Operating Income by segment to Income before taxes
Adjusted unallocated Corporate expenses(1)			(43,902)
Restructuring and related charges(2)			(3,038)
Interest expense			(11,042)
Net foreign exchange transaction losses			(971)
Net loss on sale of businesses and assets			(1,116)
Other expense, net			(127)
Income before taxes			$17,707

(1)	Corporate expenses include certain costs that are not allocated to the reportable segments.
(2)	See Note 9, “Restructuring and Related Charges” for these charges by segment.
(3)	See Note 3, “Acquisition and Divestitures” for more details on the acquisition and integration related costs.
(4)
As a result of our decision to discontinue the use of an intangible asset in the Research segment, we revised the asset's estimated useful life and recognized $0.4 million of accelerated amortization expense during the three months ended July 31, 2026. This amortization expense was an adjustment to the Research Adjusted Operating Income. In addition, it was included in Depreciation and amortization in the table below.

See Note 4, “Revenue Recognition, Contracts with Customers,” for revenue from contracts with customers disaggregated by segment and product type for the three months ended July 31, 2026 and 2025.
The following tables present a summary of depreciation and amortization expense by segment:

	Three Months Ended July 31,
	2026	2025
Research	$26,323	$23,385
Learning	9,136	9,844
Total depreciation and amortization	$35,459	$33,229
Corporate depreciation and amortization	1,862	3,217
Total depreciation and amortization	$37,321	$36,446

INDEX
Note 11 — Inventories
Inventories, net consisted of the following:

	July 31, 2026	April 30, 2026
Finished goods	$23,085	$23,924
Work-in-process	534	448
Paper and other materials	12	44
Total inventories before estimated sales returns and LIFO reserve	$23,631	$24,416
Inventory value of estimated sales returns	3,077	3,085
LIFO reserve	(8,236)	(8,236)
Inventories, net	$18,472	$19,265
Note 12 — Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity in goodwill by segment as of July 31, 2026:

	April 30, 2026(1)	Acquisition(2)	Foreign Translation Adjustment	July 31, 2026
Research	$639,367	$263,165	$(3,304)	$899,228
Learning	493,025	—	(1,496)	491,529
Total	$1,132,392	$263,165	$(4,800)	$1,390,757

(1)	As of April 30, 2026, goodwill includes accumulated pretax noncash goodwill impairments of $318.2 million which were recognized in our Held for Sale or Sold segment at that time.
(2)	Refer to Note 3, “Acquisition and Divestitures,” for more information related to the acquisition that occurred in the three months ended July 31, 2026.

INDEX

Intangible Assets
Intangible assets, net were as follows:

	July 31, 2026	April 30, 2026
Intangible assets with definite lives, net(1):
Content and publishing rights	$588,750	$414,216
Customer relationships	121,308	26,391
Developed technology(2)	8,161	6,839
Brands and trademarks	9,358	4,338
Total intangible assets with definite lives, net	727,577	451,784
Intangible assets with indefinite lives:
Brands and trademarks(2)	37,000	37,000
Publishing rights	88,726	90,175
Total intangible assets with indefinite lives	125,726	127,175
Total intangible assets, net	$853,303	$578,959

(1)	Refer to Note 3, “Acquisition and Divestitures,” for more information related to the acquisition that occurred in the three months ended July 31, 2026.
(2)
The developed technology balance as of April 30, 2026 is presented net of accumulated impairments and write-offs of $2.8 million. The indefinite-lived brands and trademarks balance as of April 30, 2026 is net of accumulated impairments of $93.1 million.

Note 13 — Income Taxes

The Company's effective income tax rate for the three months ended July 31, 2026 was 6.8% compared with 33.9% for the three months ended July 31, 2025.

The change in the effective income tax rate for the three months ended July 31, 2026 compared to the three months ended July 31, 2025 was primarily due to a change in jurisdictional mix of earnings and acquisition and integration related costs incurred this quarter in connection with the acquisition of Emerald Publishing.

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

Under US GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Upon assessment of the OBBBA, we determined the impact of these to be insignificant and reflected these in our financial statements using management's best estimate starting in the first quarter of fiscal year 2026. Certain provisions of OBBBA became effective in fiscal year 2027, which we reflected this quarter using management's best estimate but are deemed to be insignificant. We are continuing to evaluate the impact of the OBBBA on future periods.

INDEX
Note 14 — Retirement Plans
The components of net pension expense for our defined benefit plans were as follows:

	Three Months Ended July 31,
	2026	2025
Service cost	$90	$117
Interest cost	7,538	7,080
Expected return on plan assets	(7,187)	(6,749)
Amortization of prior service cost	(24)	(24)
Amortization of net actuarial loss	2,018	2,109
Net pension expense	$2,435	$2,533
The service cost component of net pension expense is reflected in Operating and administrative expenses on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. The other components of net pension expense are reported separately from the service cost component and below Operating income. Such amounts are reflected in Other expense, net on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.
Employer defined benefit pension plan contributions were $1.1 million for both the three months ended July 31, 2026 and 2025.
Defined Contribution Savings Plans
The expense for employer defined contribution savings plans was $5.8 million and $6.7 million for the three months ended July 31, 2026 and 2025, respectively.

INDEX
Note 15 — Debt and Available Credit Facilities
Our total debt outstanding consisted of the amounts set forth in the following table:

	July 31, 2026	April 30, 2026
Short-term portion of long-term debt(1)	$13,750	$12,500

Term loan A - Amended and Restated CA(2)	458,091	162,243
Revolving credit facility - Amended and Restated CA	819,425	508,654
Total long-term debt, less current portion	1,277,516	670,897

Total debt	$1,291,266	$683,397

(1)	Relates to our term loan A under the Amended and Restated CA.
(2)	Amounts are shown net of unamortized issuance costs of $0.7 million as of July 31, 2026 and $0.3 million as of April 30, 2026.
Amended and Restated CA

On May 15, 2026, we entered into the third amendment (Third Amendment) to the Third Amended and Restated Credit Agreement (collectively, the Amended and Restated CA). The Amended and Restated CA provides for senior unsecured credit facilities comprised of (i) a revolving credit facility in an aggregate principal amount up to $1.115 billion and (ii) a term loan A facility in an aggregate principal amount of $500.0 million, reflecting a $300.0 million increase pursuant to the Third Amendment. Both facilities mature in November 2027.

Under the terms of the Amended and Restated CA, which can be drawn in multiple currencies, we have the option of borrowing at the following floating interest rates depending on the currency borrowed: (i) at a rate based on the US Secured Overnight Financing Rate (SOFR), the Sterling Overnight Index Average Rate (SONIA) or a EURIBOR-based rate, each rate plus an applicable margin ranging from 0.98% to 1.50%, depending on our consolidated net leverage ratio, as defined, or (ii) at the lender’s base rate plus an applicable margin ranging from zero to 0.50%, depending on our consolidated net leverage ratio. With respect to SOFR loans, there is a SOFR adjustment of between 0.10% and 0.25% depending on the duration of the loan. The lender’s base rate is defined as the highest of (i) the US federal funds effective rate plus a 0.50% margin, (ii) the Daily SOFR rate, as defined, plus a 1.00% margin, or (iii) the Bank of America prime lending rate. In addition, we pay a facility fee for the Amended and Restated CA ranging from 0.15% to 0.25% depending on our consolidated net leverage ratio. We also may request an increase in the aggregate commitments, provided that the total credit exposures of all lenders shall at no time exceed $2 billion, and any such request shall be in minimum increments of $50 million, subject to the approval of the lenders.

The Amended and Restated CA contains certain customary affirmative and negative covenants, including a financial covenant in the form of a consolidated net leverage ratio and consolidated interest coverage ratio, which we were in compliance with as of July 31, 2026.

The Third Amendment was accounted for as a debt modification in accordance with ASC Topic 470-50, "Modifications and Extinguishments," and resulted in $0.5 million of debt issuance costs that were capitalized as a reduction to Long-term debt on our Unaudited Condensed Consolidated Statements of Financial Position in the three months ended July 31, 2026.

The amortization expense of the costs incurred related to the Amended and Restated CA, including both lender and non-lender fees, is recognized over the respective term of the facility. Total amortization expense included in Interest expense on our Unaudited Condensed Consolidated Statements of Net (Loss) Income is as follows:

	Three Months Ended July 31,
	2026	2025
Amortization expense	$367	$284

Lines of Credit

We have other lines of credit aggregating $1.0 million at various interest rates. There were no outstanding borrowings under these credit lines at July 31, 2026 and April 30, 2026.

As of July 31, 2026, our total available lines of credit including the Amended and Restated CA were approximately $1,588.1 million, of which approximately $296.1 million was unused. We had letters of credit of $0.4 million outstanding under the Amended and Restated CA, and the aggregate stated amount outstanding of these letter of credits reduces the total borrowing base available under the Amended and Restated CA.

The weighted average interest rates on total debt outstanding during the three months ended July 31, 2026 and 2025 were 5.30% and 5.49%, respectively. As of July 31, 2026 and April 30, 2026, the weighted average interest rates for total debt were 5.24% and 5.48%, respectively.

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
Interest Rate Contracts
As of July 31, 2026, we had total debt outstanding of $1,291.3 million, net of unamortized issuance costs of $0.7 million. The $1,292.0 million of debt outstanding are variable rate loans under the Amended and Restated CA. The carrying value of the debt approximates fair value.
As of July 31, 2026 and April 30, 2026, the interest rate swap agreements we maintained were designated as fully effective cash flow hedges as defined under ASC Topic 815, "Derivatives and Hedging." As a result, the impact on our Unaudited Condensed Consolidated Statements of Net (Loss) Income from changes in the fair value of the interest rate swaps was fully offset by changes in the interest expense on the underlying variable rate debt instruments. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.
As of both July 31, 2026 and April 30, 2026, we had interest rate swaps outstanding with a combined notional amount of $300.0 million that were designated as cash flow hedges.
We record the fair value of our interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of our interest rate swaps designated as cash flow hedges are reflected on our Unaudited Condensed Consolidated Statements of Financial Position as follows:

Asset (Liability)	Balance Sheet Location	July 31, 2026	April 30, 2026
Current asset portion	Prepaid expenses and other current assets	$222	$—
Current liability portion	Other accrued liabilities	(272)	(156)
Non-current liability portion	Other long-term liabilities	—	(716)
Total cash flow hedges		$(50)	$(872)

The effect of our interest rate swaps on our Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income and Unaudited Condensed Consolidated Statements of Net (Loss) Income are as follows:

	Three Months Ended July 31,
	2026	2025
Amount of pretax gains recognized in Other comprehensive (loss) income	$604	$3,434
Amount of pretax (losses) gains reclassified from Accumulated other comprehensive loss into Interest expense	$(218)	$587
Foreign Currency Contracts
We may enter into foreign currency forward contracts to manage our exposure on certain foreign currency denominated assets and liabilities. The foreign currency forward exchange contracts are marked to market through Net foreign exchange transaction losses on our Unaudited Condensed Consolidated Statements of Net (Loss) Income and carried at fair value on our Unaudited Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Net foreign exchange transaction losses on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.
As of July 31, 2026 and April 30, 2026, we did not maintain any open foreign currency forward contracts. In addition, we did not maintain any open foreign currency forward contracts during the three months ended July 31, 2026 and 2025.

INDEX
Note 17 — Capital Stock and Changes in Capital Accounts
Share Repurchases
In fiscal year 2020, our Board of Directors authorized a share repurchase program of up to $200 million of Class A or B Common Stock, which was fully utilized as of April 30, 2026. In the first quarter of fiscal year 2026, our Board of Directors authorized an additional share repurchase program of up to $250 million of Class A or B Common Stock. As of July 31, 2026, $192.4 million of share repurchase authority remained under this authorization.
The following table summarizes the share repurchases (shares in thousands):

	Three Months Ended July 31,
	2026	2025
Shares repurchased - Class A	330	331
Shares repurchased - Class B	1	1
Average price - Class A and Class B	$45.44	$42.22
The average price per share excludes excise taxes payable on share repurchases and may differ from the share repurchases reflected in Purchases of treasury shares in our Unaudited Condensed Consolidated Statements of Cash Flows. As of July 31, 2026, total shares repurchased include unsettled purchases.
Dividends
We declared and paid quarterly cash dividends on our Class A and Class B Common Stock for a total of $18.2 million and $19.0 million in the three months ended July 31, 2026 and 2025, respectively.

INDEX
Changes in Common Stock
The following is a summary of changes during the three months ended July 31, in shares of our common stock and common stock in treasury (shares in thousands):

Changes in Class A Common Stock:	2026	2025
Number of shares, beginning of year	70,314	70,312
Common stock class conversions	—	—
Number of shares issued, end of period	70,314	70,312

Changes in Class A Common Stock in treasury:
Number of shares held, beginning of year	28,219	25,687
Restricted shares issued under stock-based compensation plans	(311)	(259)
Impact of tax withholding on stock-based compensation and other	117	92
Purchases of treasury shares	330	331
Number of shares held, end of period	28,355	25,851
Number of Class A Common Stock outstanding, end of period	41,959	44,461

Changes in Class B Common Stock:	2026	2025
Number of shares, beginning of year	12,868	12,870
Common stock class conversions	—	—
Number of shares issued, end of period	12,868	12,870

Changes in Class B Common Stock in treasury:
Number of shares held, beginning of year	4,108	4,101
Purchases of treasury shares	1	1
Number of shares held, end of period	4,109	4,102
Number of Class B Common Stock outstanding, end of period	8,759	8,768

INDEX
Note 18 — Commitments and Contingencies
Legal Proceedings
We are involved in routine litigation in the ordinary course of our business. A provision for litigation is accrued when information available to us indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, we do not record a liability, but disclose facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recognized when incurred. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of July 31, 2026, will not have a material effect upon our consolidated financial condition or results of operations.
Anthropic Class-Action Lawsuit

In August 2024, certain authors filed a class-action lawsuit against Anthropic in the US District Court for the Northern District of California. They alleged that Anthropic used their copyrighted content, obtained through piracy, to train its AI models. In August 2025, a settlement was reached pursuant to which Anthropic will pay $1.5 billion into a settlement fund, which will be used to make cash payments to class members and cover certain costs in the case. The court granted final approval of the settlement on July 20, 2026. We are aware that our content is included in the pirated copyrighted content and we have submitted claims for such works with the settlement administrator. The Company's portion of the settlement has not yet been determined.

INDEX
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with our Condensed Consolidated Financial Statements and related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2026 Form 10-K and our Consolidated Financial Statements and related notes set forth in Item 8 of Part II of our 2026 Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Statements “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in thousands, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Unaudited Condensed Consolidated Financial Statements,” unless the context indicates otherwise.
OVERVIEW

Wiley is a global leader in authoritative content and research intelligence for the advancement of scientific discovery, innovation, and learning. The Company’s content, services, platforms, and knowledge networks are tailored to meet the evolving needs of its customers and partners, including institutions, societies, corporations, researchers, students, instructors, and other professionals. Wiley is a predominantly digital company with over 85% of its revenue for the year ended April 30, 2026 generated by digital products and services. For the year ended April 30, 2026, 48% of revenue is recurring which includes revenue that is contractually obligated or set to recur with a high degree of certainty.
We report financial information for the following segments, as well as a Corporate category, which includes certain costs that are not allocated to the reportable segments:
•Research includes the reporting lines of Research Publishing and Research Solutions;
•Learning includes the Academic and Professional reporting lines and consists of publishing, courseware, and assessments.
On June 1, 2026, we acquired Emerald Publishing, a research publisher headquartered in Leeds, England, with a portfolio of over 480 peer-reviewed journals, 8,000 books, and 3,000 business cases across disciplines with particular emphasis on economics, business, finance, engineering, and the social sciences. The preliminary fair value of the consideration transferred was $462.7 million which included $462.1 million of cash at acquisition and $0.6 million to be paid after the acquisition date. We financed the cash payment with available cash and proceeds from our revolving credit facility. The acquisition was made to extend our scale in our Research business and to strengthen our proprietary content advantage in AI. See Note 3, "Acquisition and Divestitures" for further details.
Through the Research segment, we provide peer-reviewed scientific, technical, and medical (STM) journals, content platforms, and related publishing and audience solutions to academic, corporate, and government customers, academic societies, and individual researchers. As a result of the Emerald Publishing acquisition, the Research segment also includes additional journals, books, and business cases across disciplines, with particular emphasis on economics, business, finance, engineering, and the social sciences. The Learning segment provides scientific, professional, and education print and digital books to researchers, professionals, and students, digital courseware for instructors and students, and assessment services to businesses and professionals.

Wiley’s business strategies are tightly aligned with consistent long-term growth trends, including (1) ever-increasing global research and development investment and researcher productivity gains from artificial intelligence (AI), leading to growth in scientific research output and the number of institutions and researchers worldwide, and (2) the ever-increasing need for authoritative content to fuel AI models and applications. These strategies include expanding our publishing program and journal portfolio to meet the global demand for peer-reviewed research, driving additional value in our subscription-based models for universities and corporations, volume-based models for open access, content licensing opportunities for applications in data and AI analytics, and content platform and service offerings for corporations and societies. AI and data analytics is our emerging growth engine, leveraging our proprietary content, data, and partnership ecosystem for corporate models and applications. Learning strategies include selectively scaling high-value digital content, courseware, and assessments to meet targeted opportunities in education and professional development.

INDEX
RESULTS OF OPERATIONS – THREE MONTHS ENDED JULY 31, 2026
FIRST QUARTER SUMMARY
•US GAAP Results: Consolidated Revenue of $386.4 million (-3%, compared with the prior year), Operating Income of $2.9 million (-91%, compared with the prior year), and Diluted Loss per Share of $(0.23) (compared with the prior year diluted earnings per share of $0.22).
•Adjusted Results at Constant Currency: Revenue of $386.4 million (-3% compared with the prior year), Adjusted Operating Income of $30.9 million (-9%, compared with the prior year), Adjusted EBITDA of $67.8 million (-4%, compared with the prior year), and Adjusted EPS of $0.44 (-10%, compared with the prior year).

CONSOLIDATED RESULTS OF OPERATIONS
Revenue:
Revenue for the three months ended July 31, 2026 of $386.4 million decreased $10.4 million, or 3%, as compared with the prior year and on a constant currency basis including the contributions from Emerald Publishing of $13.3 million which was acquired on June 1, 2026.
AI license revenue was $13.7 million for the three months ended July 31, 2026 as compared with $28.9 million in the prior year. The period to period comparability of AI license revenue can fluctuate due to timing and the nature of the underlying content.
See the “Segment Operating Results” below for additional details on each segment’s revenue and Adjusted EBITDA performance.
Cost of Sales:

Cost of sales for the three months ended July 31, 2026 of $100.9 million decreased $8.4 million, or 8% as compared with the prior year and on a constant currency basis primarily due to lower royalty costs. The prior year included higher royalty costs related to AI license revenue from content licensed from other publishers.

Operating and Administrative Expenses:

Operating and administrative expenses for the three months ended July 31, 2026 of $238.5 million decreased $1.8 million, or 1% as compared with the prior year and on a constant currency basis. The decline was primarily due to restructuring and cost savings initiatives resulting in lower employee costs, and lower professional fees due to timing. This was partially offset by the incremental impact from the acquisition of Emerald Publishing and, to a lesser extent, higher bad debt expense.

Acquisition and Integration Related Costs:

We recorded acquisition and integration related costs in the three months ended July 31, 2026 of $11.0 million in connection with the acquisition of Emerald Publishing. These charges are reflected in Acquisition and integration related costs on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. See Note 3, “Acquisition and Divestitures” for more details on the acquisition and integration related costs. We expect to continue incurring integration-related costs as we complete the integration of Emerald Publishing's operations, and the amount and timing of future costs will depend on the pace of integration activities.

For the impact of acquisition and integration related costs on diluted (loss) earnings per share, see the section below, “Diluted (Loss) Earnings per Share.”

Restructuring and Related Charges:

We recorded restructuring and related charges in the three months ended July 31, 2026 and 2025 of $16.5 million and $3.0 million, respectively. These charges are reflected in Restructuring and related charges on our Unaudited Condensed Consolidated Statements of Net (Loss) Income. The three months ended July 31, 2025 includes a credit of $(0.1) million related to the Business Optimization Program, a prior restructuring initiative.

INDEX
Global Restructuring Program

Beginning in fiscal year 2023, the Company initiated the Global Restructuring Program. The program was expanded in fiscal year 2024 to focus on our strongest and most profitable businesses and largest market opportunities in Research and Learning, streamline our organization, and rightsize our cost structure. Under this program, we reduced our real estate square footage occupancy by approximately 35%. The program was further expanded in the fourth quarter of fiscal year 2025 to align technology costs and other corporate expenses following the completion of our divestitures, and again in the first quarter of fiscal year 2027 to include additional portfolio and cost optimization actions. As a result of these initiatives, this expanded program will include severance related charges, consulting, facility-related, and other costs.

We anticipate to yield annualized cost savings of approximately $125 million, with approximately $120 million of that to be realized in fiscal year 2027 from actions taken starting in fiscal year 2024.

For the three months ended July 31, 2026 and 2025, we recorded pretax restructuring charges of $16.5 million and $3.1 million, respectively, related to this program.

See Note 9, “Restructuring and Related Charges” for more details on the Global Restructuring Program charges.

For the impact of our restructuring programs on diluted (loss) earnings per share, see the section below, “Diluted (Loss) Earnings per Share.”

Amortization of Intangible Assets:

Amortization of intangible assets was $16.5 million for the three months ended July 31, 2026, an increase of $3.2 million, or 25%, as compared with the prior year and on a constant currency basis. The increase was primarily due to the amortization expense related to acquired definite lived intangible assets, primarily those acquired as part of the Emerald acquisition, partially offset by the completion of amortization of certain acquired intangible assets.

Operating Income, Adjusted Operating Income (OI) and Adjusted EBITDA:

Operating income for the three months ended July 31, 2026 of $2.9 million decreased $28.0 million, or 91% as compared with the prior year and on a constant currency basis. The decrease was primarily due to higher restructuring charges, acquisition and integration related costs in fiscal year 2027, and lower revenue. This was partially offset by lower cost of sales.
Adjusted OI on a constant currency basis for the three months ended July 31, 2026 decreased 9%, as compared with the prior year. The decrease was primarily due to lower revenue, partially offset by lower cost of sales and, to a lesser extent, lower operating and administrative expenses.
Adjusted EBITDA on a constant currency basis for the three months ended July 31, 2026 decreased 4%, as compared with the prior year. The decrease was primarily due to lower revenue, partially offset by lower cost of sales.
Adjusted OI
Below is a reconciliation of our consolidated US GAAP Operating Income to Non-GAAP Adjusted OI:

	Three Months Ended July 31,
	2026	2025
US GAAP Operating Income	$2,937	$30,963
Adjustments:
Restructuring and related charges	16,525	3,038
Acquisition and integration related costs	11,039	—
Accelerated amortization of an intangible asset	404	—
Non-GAAP Adjusted OI	$30,905	$34,001

INDEX
Adjusted EBITDA
Below is a reconciliation of our consolidated US GAAP Net (Loss) Income to Non-GAAP EBITDA and Adjusted EBITDA:

	Three Months Ended July 31,
	2026	2025
Net (Loss) Income	$(11,727)	$11,700
Interest expense	13,926	11,042
(Benefit) provision for income taxes	(850)	6,007
Depreciation and amortization	37,321	36,446
Non-GAAP EBITDA	38,670	65,195
Acquisition and integration related costs	11,039	—
Restructuring and related charges	16,525	3,038
Net foreign exchange transaction losses	397	971
Net (gain) loss on sale of businesses and assets	(1,113)	1,116
Other expense, net	2,304	127
Non-GAAP Adjusted EBITDA	$67,822	$70,447
Interest Expense:
Interest expense for the three months ended July 31, 2026 was $13.9 million compared with the prior year of $11.0 million. The increase was primarily due to higher debt outstanding primarily due to the funding of the Emerald acquisition, partially offset by a lower weighted average effective interest rate.
Net Foreign Exchange Transaction Losses:

Net foreign exchange transaction losses of $(0.4) million for the three months ended July 31, 2026 were primarily due to losses on our foreign currency denominated third-party receivable and payable balances due to the impact of the change in average foreign exchange rates as compared to the US dollar.
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
Net Gain (Loss) on Sale of Businesses and Assets:

We recorded net pretax gain (loss) on sale of businesses and assets as follows:

	Three Months Ended July 31,
	2026	2025
University Services	$—	$(934)
Other disposition activity	1,113	(182)
Net gain (loss) on sale of businesses and assets	$1,113	$(1,116)

These charges are reflected in Net gain (loss) on sale of businesses and assets on our Unaudited Condensed Consolidated Statements of Net (Loss) Income.

INDEX
Other Expense, Net:

Other expense, net was $(2.3) million for the three months ended July 31, 2026, compared to $(0.1) million in the prior year. The increase was primarily due to foregone interest income due to the sale of the University Services Seller Note on June 5, 2025 and the cessation of interest income on the Wiley Edge Seller Note beginning on January 5, 2026.

(Benefit) Provision for Income Taxes:
Below is a reconciliation of our US GAAP (Loss) Income Before Taxes to Non-GAAP Adjusted Income Before Taxes:

	Three Months Ended July 31,
	2026	2025
US GAAP (Loss) Income Before Taxes	$(12,577)	$17,707
Pretax Impact of Adjustments:
Acquisition and integration related costs	11,039	—
Restructuring and related charges	16,525	3,038
Foreign exchange losses (gains) on intercompany transactions	16	(440)
Amortization of acquired intangible assets	16,455	13,210
Net (gain) loss on sale of businesses and assets	(1,113)	1,116
Non-GAAP Adjusted Income Before Taxes	$30,345	$34,631
Below is a reconciliation of our US GAAP Income Tax (Benefit) Provision to Non-GAAP Adjusted Income Tax Provision, including our US GAAP Effective Tax Rate and our Non-GAAP Adjusted Effective Tax Rate:

	Three Months Ended July 31,
	2026	2025
US GAAP Income Tax (Benefit) Provision	$(850)	$6,007
Income Tax Impact of Adjustments(1):
Acquisition and integration related costs	936	—
Restructuring and related charges	3,313	519
Foreign exchange losses (gains) intercompany transactions	10	(750)
Amortization of acquired intangible assets	4,327	2,068
Net (gain) loss on sale of businesses and assets	(259)	54
Income Tax Adjustments
Impact of valuation allowance on the US GAAP effective tax rate	—	166
Non-GAAP Adjusted Income Tax Provision	$7,477	$8,064

US GAAP Effective Tax Rate	6.8%	33.9%
Non-GAAP Adjusted Effective Tax Rate	24.6%	23.3%

(1)
For the three months ended July 31, 2026, the tax impact was $4.0 million of current taxes and $4.3 million of deferred taxes. For the three months ended and July 31, 2025, substantially all of the tax impact was from deferred taxes.

The US GAAP effective tax rate for the three months ended July 31, 2026 was 6.8% compared to 33.9% for the three months ended July 31, 2025. The US GAAP effective tax rate for the three months ended July 31, 2026 was lower than the prior year primarily due to a change in jurisdictional mix of earnings and acquisition and integration related costs incurred this quarter in connection with the acquisition of Emerald Publishing.

INDEX
The Non-GAAP Adjusted Effective Tax Rate was 24.6% for the three months ended July 31, 2026 compared to 23.3% for the three months ended July 31, 2025. The increase in the Non-GAAP Adjusted Effective Tax Rate for the three months ended July 31, 2026 compared with the prior year was primarily due to a change in jurisdictional mix of earnings.

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

Under US GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Upon assessment of the OBBBA, we determined the impact of these to be insignificant and reflected these in our financial statements using management's best estimate starting in the first quarter of fiscal year 2026. Certain provisions of OBBBA became effective in fiscal year 2027, which we reflected this quarter using management's best estimate but are deemed to be insignificant. We are continuing to evaluate the impact of the OBBBA on future periods.

Diluted (Loss) Earnings per Share:
Diluted loss per share for the three months ended July 31, 2026 was $(0.23) per share compared with earnings per share of $0.22 per share for the three months ended July 31, 2025. This decrease was primarily due to a decrease in operating income, partially offset by an income tax benefit in fiscal year 2027 compared to an income tax provision in fiscal year 2026.
Below is a reconciliation of our US GAAP (Loss) Earnings per Share to Non-GAAP Adjusted EPS. The amount of the pretax, and the related income tax impact for the adjustments included in the table below are presented in the section above, “(Benefit) Provision for Income Taxes.”

	Three Months Ended July 31,
	2026	2025
US GAAP (Loss) Earnings Per Share	$(0.23)	$0.22
Adjustments:
Acquisition and integration related costs	0.20	—
Restructuring and related charges	0.26	0.05
Amortization of acquired intangible assets	0.24	0.20
Net (gain) loss on sale of businesses and assets	(0.02)	0.02
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation (1)	(0.01)	—
Non-GAAP Adjusted EPS	$0.44	$0.49

(1)	Represents the impact of using diluted weighted-average number of common shares outstanding (51.5 million for the three months ended July 31, 2026) included in the Non-GAAP Adjusted EPS calculation in order to apply the dilutive impact on adjusted net income due to the effect of unvested restricted stock units and other stock awards. This impact occurs when a US GAAP net loss is reported and the effect of using dilutive shares is antidilutive.
On a constant currency basis, Adjusted EPS decreased 10% primarily due to lower Adjusted Operating Income in Learning, an increase in interest expense and, to a lesser extent, lower interest income.

INDEX
SEGMENT OPERATING RESULTS

	Three Months Ended July 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
RESEARCH	2026	2025
Revenue:
Research Publishing	$258,886	$231,827	12%	12%
Research Solutions	34,604	49,865	(31)%	(30)%
Total Research Revenue	293,490	281,692	4%	4%

Cost of sales	75,956	80,753	6%	6%
Direct expenses	94,729	88,587	(7)%	(7)%
Allocated Corporate expenses	47,685	44,981	(6)%	(6)%
Amortization of intangible assets	14,143	11,123	(27)%	(28)%
Adjusted Operating Income	60,977	56,248	8%	8%
Depreciation and amortization	25,919	23,385	(11)%	(11)%
Adjusted EBITDA	$86,896	$79,633	9%	9%
Adjusted EBITDA Margin	29.6%	28.3%
Revenue:

Research revenue for the three months ended July 31, 2026 increased $11.8 million, or 4%, as compared with the prior year on a reported and constant currency basis including the contributions from Emerald Publishing of $13.3 million, which was acquired on June 1, 2026.

Research Publishing revenue on a constant currency basis increased 12% as compared with the prior year primarily due to the contributions from Emerald Publishing and, to a lesser extent, an increase in AI license revenue, and continued growth in author-funded open access. Excluding the contributions from the acquisition, Research Publishing revenue increased 6% on a constant currency basis. Research Solutions revenue on a constant currency basis decreased 30% as compared with the prior year primarily due to a decrease in AI license revenue which includes content licensed from other publishers.

Research AI license revenue for the three months ended July 31, 2026 was $13.7 million, which included $10.1 million in Research Publishing and $3.6 million in Research Solutions, as compared with $15.8 million in the prior year, which included $0.1 million in Research Publishing and $15.7 million in Research Solutions. Open access article output growth was approximately 20% as compared with the prior year.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA increased 9% as compared with the prior year. This increase was primarily due to lower royalty costs, and the $5.0 million contribution from Emerald Publishing. The prior year included higher royalty costs related to AI license revenue from content licensed from other publishers

INDEX

	Three Months Ended July 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
LEARNING	2026	2025
Revenue:
Academic	$44,741	$55,472	(19)%	(20)%
Professional	48,130	59,636	(19)%	(20)%
Total Learning Revenue	92,871	115,108	(19)%	(20)%

Cost of sales	24,915	28,506	13%	13%
Direct expenses	35,843	34,581	(4)%	(3)%
Allocated Corporate expenses	25,311	28,279	10%	11%
Amortization of intangible assets	1,908	2,087	9%	9%
Adjusted Operating Income	4,894	21,655	(77)%	(78)%
Depreciation and amortization	9,136	9,844	7%	8%
Adjusted EBITDA	$14,030	$31,499	(55)%	(56)%
Adjusted EBITDA Margin	15.1%	27.4%
Revenue:

Learning revenue decreased $22.2 million, or 19%, as compared with the prior year on a reported basis. On a constant currency basis, revenue decreased 20% as compared with the prior year. Excluding AI license revenue, Learning revenue on a constant currency basis decreased 9%.

Academic revenue on a constant currency basis decreased 20% as compared with the prior year primarily due to a decrease in AI license revenue and, to a lesser extent, a decline in print book sales. Professional revenue on a constant currency basis decreased 20% as compared with the prior year primarily due to a decrease in AI license revenue, and a decline in print and digital revenue due to the prior year timing of inventory reductions at an online retailer, along with a continued slowdown in consumer and corporate spending.

Learning AI license revenue for the three months ended July 31, 2026 was zero as compared with $13.1 million in the prior year, which included $7.8 million in Academic and $5.3 million in Professional.

Adjusted EBITDA:

On a constant currency basis, Adjusted EBITDA decreased 56% as compared with the prior year. This decrease was primarily due to lower revenue.

	Three Months Ended July 31,		% Change Favorable (Unfavorable)	Constant Currency % Change Favorable (Unfavorable)
CORPORATE EXPENSES	2026	2025
Unallocated Corporate expenses	$34,966	$43,902	20%	20%
Adjusted Unallocated Corporate Expenses	(34,966)	(43,902)	20%	20%
Depreciation and amortization	1,862	3,217	42%	42%
Adjusted EBITDA	$(33,104)	$(40,685)	19%	19%
On a constant currency basis, adjusted unallocated corporate expenses of $33.1 million on an Adjusted EBITDA basis decreased 19% as compared with the prior year. This was primarily due to restructuring initiatives resulting in lower employment costs, and lower professional fees due to timing.

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

As of July 31, 2026, we had cash and cash equivalents of $106.4 million, of which approximately all was located outside the US. Maintenance of these cash and cash equivalent balances outside the US does not have a material impact on the liquidity or capital resources of our operations. We intend to repatriate earnings from our non-US subsidiaries, and to the extent we repatriate these funds to the US, we may be required to pay taxes in various US state and local jurisdictions and withholding or similar taxes in applicable non-US jurisdictions in the periods in which such repatriation occurs. Accordingly, as of July 31, 2026 we have recorded a deferred tax liability of approximately $3.3 million related to the estimated taxes that would be incurred upon repatriating certain non-US earnings to the US.

On May 15, 2026, we entered into the third amendment (Third Amendment) to the Third Amended and Restated Credit Agreement (collectively, the Amended and Restated CA). See Note 15, “Debt and Available Credit Facilities” for more details on the amendment. The Amended and Restated CA provides for senior unsecured credit facilities comprised of (i) a revolving credit facility in an aggregate principal amount up to $1.115 billion and (ii) a term loan A facility in an aggregate principal amount of $500.0 million, reflecting a $300.0 million increase pursuant to the Third Amendment. Both facilities mature in November 2027.

As of July 31, 2026, we had approximately $1,291.3 million of debt outstanding, net of unamortized issuance costs of $0.7 million, and approximately $296.1 million of unused borrowing capacity under our Amended and Restated CA and other facilities. Our Amended and Restated CA contains certain restrictive covenants related to our consolidated leverage ratio and interest coverage ratio, which we were in compliance with as of July 31, 2026.
Analysis of Historical Cash Flows
The following table shows the changes in our Unaudited Condensed Consolidated Statements of Cash Flows.

	Three Months Ended July 31,
	2026	2025
Net cash used in operating activities	$(55,272)	$(85,005)
Net cash (used in) provided by investing activities	(465,380)	98,856
Net cash provided by (used in) financing activities	552,878	(16,924)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	$(1,422)	$(959)
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

INDEX
Free Cash Flow Less Product Development Spending:

	Three Months Ended July 31,
	2026	2025
Net cash used in operating activities	$(55,272)	$(85,005)
Less: Additions to technology, property, and equipment	(11,197)	(12,005)
Less: Product development spending	(3,180)	(2,890)
Free cash flow less product development spending	$(69,649)	$(99,900)
Net Cash Used In Operating Activities
The following is a summary of the $29.7 million change in Net cash used in operating activities for the three months ended July 31, 2026 compared with the three months ended July 31, 2025 (amounts in millions).

Net cash used in operating activities – Three Months Ended July 31, 2025	$(85.0)
Net loss adjusted for items to reconcile net loss to net cash used in operating activities, which would include such noncash items as depreciation and amortization, net loss on sale of businesses and assets, acquisition and integration related costs, restructuring and related charges, and the change in deferred taxes	5.0
Working capital changes:
Accounts receivable, net and contract liabilities	28.7
Accounts payable and accrued royalties	7.8
Changes in other assets and liabilities	(11.8)
Net cash used in operating activities – Three Months Ended July 31, 2026	$(55.3)

The favorable change in accounts receivable, net and contract liabilities was primarily due to the timing of collections from and invoicing to customers, including anticipated delayed fiscal year 2026 billings collected in the first quarter of fiscal year 2027.

The favorable change in accounts payable and accrued royalties was primarily due to the timing of payments and lower royalty costs.

The unfavorable change in other assets and liabilities was primarily due to an increase of $14 million of payments in fiscal year 2027 related to acquisition and integration related costs due to the Emerald Publishing acquisition, and restructuring.

Our negative working capital (current assets less current liabilities) was $250.6 million and $359.3 million as of July 31, 2026 and April 30, 2026, respectively. This $108.7 million change in negative working capital was primarily due to the seasonality of our business. The primary driver of the negative working capital is the benefit realized from unearned contract liabilities related to subscriptions for which cash has been collected in advance. The contract liabilities will be recognized as revenue when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of July 31, 2026 and as of April 30, 2026 includes $384.3 million and $451.4 million, respectively, primarily related to deferred subscription revenue for which cash was collected in advance.

Cash collected in advance for subscriptions is used by us for a number of purposes, including funding operations, capital expenditures, acquisitions, debt repayments, dividend payments, and share repurchases.

Net Cash (Used In) Provided By Investing Activities

Net cash used in investing activities for the three months ended July 31, 2026 was $465.4 million compared to net cash provided by investing activities of $98.9 million in the prior year. The change in investing activities was primarily due to $450.4 million of cash used, net of cash acquired for the Emerald Publishing acquisition on June 1, 2026, and the prior year including $115.3 million in cash received as a result of selling the remaining University Services assets in June 2025. See Note 3, "Acquisition and Divestitures" for further details on the acquisition of Emerald Publishing.

INDEX
Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $552.9 million for the three months ended July 31, 2026 compared to net cash used in financing activities of $16.9 million for the three months ended July 31, 2025. This change was primarily due to higher net borrowings in fiscal year 2027 of $578.5 million used to acquire Emerald Publishing.

In the three months ended July 31, 2026, we increased our quarterly dividend to shareholders to $1.43 per share annualized versus $1.42 per share annualized in the prior year.
In fiscal year 2020, our Board of Directors authorized a share repurchase program of up to $200 million of Class A or B Common Stock, which was fully utilized as of April 30, 2026. In the first quarter of fiscal year 2026, our Board of Directors authorized an additional share repurchase program of up to $250 million of Class A or B Common Stock. As of July 31, 2026, $192.4 million of share repurchase authority remained under this authorization.
The following table summarizes the shares repurchased (shares in thousands):

	Three Months Ended July 31,
	2026	2025
Shares repurchased – Class A	330	331
Shares repurchased – Class B	1	1
Average price – Class A and Class B	$45.44	$42.22
During the three months ended July 31, 2026 and 2025, we repurchased $15.0 million and $14.0 million, respectively, under these programs.
The total amount repurchased and the average price per share excludes excise taxes payable on share repurchases and may differ from the share repurchases reflected in Purchases of treasury shares in our Unaudited Condensed Consolidated Statements of Cash Flows. For the three months ended July 31, 2026, the total amount repurchased and the total shares repurchased includes unsettled purchases, and such amount differs from the amount reflected in Purchases of treasury shares in our Unaudited Condensed Consolidated Statements of Cash Flows.
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

The information set forth in Note 16, “Derivative Instruments and Hedging Activities,” of the Notes to Unaudited Condensed Consolidated Financial Statements under the caption “Interest Rate Contracts,” is incorporated herein by reference.

On an annual basis, a hypothetical one percent change in interest rates for the $991.9 million of unhedged variable rate debt as of July 31, 2026 would affect net income and cash flow by approximately $7 million.
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

During the three months ended July 31, 2026, we recorded foreign currency translation losses in Accumulated other comprehensive loss, net of tax of approximately $(8.0) million, primarily as a result of the fluctuations of the US dollar relative to the British pound sterling and, to a lesser extent, the euro.

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

The information set forth in Note 16, “Derivative Instruments and Hedging Activities,” of the Notes to Unaudited Condensed Consolidated Financial Statements under the caption “Foreign Currency Contracts,” is incorporated herein by reference.

INDEX
Sales Return Reserves

The estimated allowance for print book sales returns is based upon an analysis of actual historical return experience in the various markets and geographic regions in which we do business. We collect, maintain, and analyze significant amounts of sales returns data for large volumes of homogeneous transactions. This allows us to make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Associated with the estimated sales return reserves, we also include a related increase to inventory and a reduction to accrued royalties as a result of the expected returns. Print book sales return reserves amounted to a net liability balance of $7.1 million and $7.1 million as of July 31, 2026 and April 30, 2026, respectively.
The reserves are reflected in the following accounts of our Unaudited Condensed Consolidated Statements of Financial Position:

	July 31, 2026	April 30, 2026
Increase in Inventories, net	$3,077	$3,085
Decrease in Accrued royalties	$(1,675)	$(1,661)
Increase in Contract liabilities	$11,858	$11,825
Print book sales return reserve net liability balance	$(7,106)	$(7,079)
A one percent change in the estimated sales return rate could affect net income by approximately $0.4 million. A change in the pattern or trends in returns could affect the estimated allowance.
Customer Credit Risk

In the journal publishing business, some subscriptions are sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to us between the months of December and April. Although currently we have minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 19% of total revenue for the year ended April 30, 2026, and no one affiliated group of subscription agents accounts for more than 10% of total revenue for the year ended April 30, 2026.

Our book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no single book customer accounts for more than 4% of total consolidated revenue and 6% of accounts receivable, net at July 31, 2026, the top 10 book customers account for approximately 8% of total consolidated revenue and approximately 13% of accounts receivable, net at July 31, 2026.

INDEX

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On June 1, 2026, we completed the acquisition of Emerald Publishing. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Accordingly, we intend to exclude the acquired Emerald Publishing business from our assessment and report on internal control over financial reporting for the fiscal year ending April 30, 2027. We are in the process of integrating Emerald Publishing into our system of internal control over financial reporting and this process may result in additions or changes to our internal control over financial reporting. Emerald Publishing represented less than 1% of total consolidated assets, excluding goodwill and intangible assets which are included within the scope of assessment, and represented 3% of total consolidated revenues of the Company for the three months ended July 31, 2026.

INDEX
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no significant developments related to legal proceedings during the three months ended July 31, 2026. For information regarding legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2026 Note 16, “Commitment and Contingencies”.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2026, that if they were to occur, could materially adversely affect our businesses, consolidated financial condition, and results of operations. For a discussion of our risk factors, refer to Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2026.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the first quarter of fiscal year 2026, our Board of Directors authorized a share repurchase program of up to $250 million of Class A or B Common Stock. During the three months ended July 31, 2026, we made the following purchases of Class A and Class B Common Stock under our publicly announced stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Be Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Additional Plans or Programs (Dollars in Millions)
May 2026	116,515	$41.07	116,515	—	$202.6
June 2026	112,215	44.79	112,215	—	197.6
July 2026	102,003	51.16	102,003	—	192.4
Total	330,733	$45.44	330,733	—	$192.4

(1)	Average price per share excludes excise taxes payable on share repurchases.
ITEM 5. OTHER INFORMATION
Directors and Executive Officers Trading Arrangements
During the period covered by this Quarterly Report on Form 10-Q, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

INDEX
ITEM 6. EXHIBITS

Material Contracts
10.1*
Fiscal Year 2027 Restricted Share Unit Grant Agreement under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program, Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan ●

10.2*
Fiscal Year 2027 Performance Share Unit Grant Agreement under the Executive Long-Term Incentive Plan, under the Business Officer Equity Program, Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan ●

10.3*
Fiscal Year 2027 Restricted Share Unit Grant Agreement under the Executive Long-Term Incentive Plan, Under the Business Officer Equity Program, Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (Matthew Kissner) ●

10.4*
Fiscal Year 2027 Performance Share Unit Grant Agreement under the Executive Long-Term Incentive Plan, under the Business Officer Equity Program, Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan (Matthew Kissner) ●

10.5*	Non-Qualified Premium Stock Option Grant Agreement, Pursuant to the 2022 Omnibus Stock Plan and Long-Term Incentive Plan ●

10.6*	Fiscal Year 2027 Executive Long Term Incentive Plan ●

10.7*	Fiscal Year 2027 Executive Annual Incentive Plan ●

10.8*	Employment Letter dated May 7, 2021 between Andrew Weber, Senior Vice President, Business Management & Operations and the Company ●

10.9*	Defined Contribution Plan CARES/SECURE Acts Interim Amendment ●

10.10*	Defined Contribution Plan SECURE 2.0 Act Interim Amendment ●

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Inline XBRL
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

INDEX

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith
**    Furnished herewith
● Indicates management compensatory plan, contract, or arrangement

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHN WILEY & SONS, INC. Registrant

By	/s/ Matthew S. Kissner
Matthew S. Kissner
President and Chief Executive Officer

By	/s/ Craig Albright
Craig Albright
Executive Vice President and Chief Financial Officer

By	/s/ Frank Scognamiglio
Frank Scognamiglio
Corporate Vice President, Chief Accounting Officer

Dated: September 4, 2026